Form 10-Q
period 2005-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2005-11-15
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                       [Mark One]
            ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

               ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-120847 (1933 Act)

Behringer Harvard Opportunity REIT I, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1862323
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001
(Address of Principal Executive Offices)
(Zip Code)

Registrant’s Telephone Number, Including Area Code: (866) 655-1620

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2005, Behringer Harvard Opportunity REIT I, Inc. had 441,204 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended September 30, 2005

PART I
FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements (Unaudited).
	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and for the period from November 23, 2004 (date of inception) through December 31, 2004	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and for the period from November 23, 2004 (date of inception) through December 31, 20045	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 4.	Controls and Procedures.	17
	PART II OTHER INFORMATION
Item 1.	Legal Proceedings.	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18
Item 3.	Defaults Upon Senior Securities.	18
Item 4.	Submission of Matters to a Vote of Security Holders.	18
Item 5.	Other Information.	19
Item 6.	Exhibits.	19
	Signature.	20

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$205,457	$201,313
Prepaid expenses and other assets	1,321	-
Total assets	$206,778	$201,313

Liabilities and stockholder's equity
Payables to affiliates	$15,000	$-
Total liabilities	15,000	-

Stockholder's equity
Preferred stock, $.0001 par value; 50,000,000 shares
authorized, none outstanding	-	-
Convertible stock, $.0001 par value per share;
1,000 shares authorized, 1,000 shares issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares
authorized, 21,739 shares issued and outstanding	2	2
Additional paid-in capital	200,998	200,998
Retained earnings (deficit)	(9,222)	313
Total stockholder's equity	191,778	201,313
Total liabilities and stockholder's equity	$206,778	$201,313

The accompanying notes are an integral part of these consolidated financial statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Operations
(Unaudited)

			From inception
	Three months	Nine months	(November 23, 2004)
	ended	ended	through
	September 30, 2005	September 30, 2005	December 31, 2004

Total revenues	$-	$-	$-

Expenses
General and administrative	2,478	11,457	-
Total expenses	2,478	11,457	-

Interest income	871	1,922	313
Net income (loss)	$(1,607)	$(9,535)	$313

Basic and diluted weighted average shares outstanding	21,739	21,739	21,739
Basic and diluted earnings (losses) per share	$(0.07)	$(0.44)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

		From inception
		(November 23, 2004)
	Nine months ended	through
	September 30, 2005	December 31, 2004

Cash flows from operating activities:
Net income (loss)	$(9,535)	$313
Adjustments to reconcile net income (loss) to net cash
flows provided by (used in) operating activities:
Change in prepaid expenses and other assets	(1,321)	-
Cash (used in) provided by operating activities	(10,856)	313

Cash flows from financing activities:
Change in payable to affiliates	15,000	-
Cash flows provided by financing activities	15,000	-

Net change in cash and cash equivalents	4,144	313
Cash and cash equivalents at beginning of period	201,313	201,000
Cash and cash equivalents at end of period	$205,457	$201,313

The accompanying notes are an integral part of these consolidated financial statements.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    Organization

Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,”“we,”“us” or “our”) was organized in Maryland on November 23, 2004 and intends to qualify as a real estate investment trust (“REIT”). The Company was organized primarily to invest in and operate commercial properties and lease each such property to one or more tenants. The Company had not begun operations as of September 30, 2005.

Substantially all of the Company’s business will be conducted through Behringer Harvard Opportunity OP I, LP (the “LP”). The Company is the owner of a 0.1% interest in the LP as its sole general partner. The remaining 99.9% of the LP is held as a limited partner’s interest by BHO Partnership, LLC (“BHO Partners”), a wholly-owned subsidiary of the Company. The partnership agreement for the LP contains provisions that would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interests for interests of the LP.  The Company intends to hold substantially all of its assets through the LP.  As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds of the offering to the LP as a capital contribution. The partnership agreement requires that the LP be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the LP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the LP being taxed as a corporation, rather than as a partnership. The partnership agreement provides that the LP will distribute cash flow from operations to its limited partners in accordance with their relative percentage interests on at least a quarterly basis in amounts determined by the Company, such that a holder of one unit of limited partnership interest in the LP will receive the same amount of annual cash flow distributions from the LP as the amount of annual distributions paid to the holder of one of the Company’s shares of common stock. Remaining cash from operations will be distributed to the Company as the general partner to enable the Company to make distributions to its stockholders.  In addition to the administrative and operating costs and expenses incurred by the LP in acquiring and operating real properties, the LP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the LP. The limited partner of the LP, BHO Partners, has the right to cause its limited partnership units to be redeemed by the LP or purchased by the Company for cash.  In either event, the cash amount to be paid will be equal to the cash value of the number of the Company’s shares that would be issuable if the limited partnership units were exchanged for the Company’s shares on a one-for-one basis.  Alternatively, the Company may elect to purchase the limited partnership units by issuing one share of the Company’s common stock for each limited partnership unit exchanged.  The Company may not (1) voluntarily withdraw as the general partner of the LP, (2) engage in any merger, consolidation or other business combination, or (3) transfer its general partnership interest in the LP (except to a wholly owned subsidiary), unless the transaction in which such withdrawal, business combination or transfer occurs results in the limited partners receiving or having the right to receive an amount of cash, securities or other property equal in value to the amount they would have received if they had exercised their exchange rights immediately prior to such transaction or unless, in the case of a merger or other business combination, the successor entity contributes substantially all of its assets to the LP in return for an interest in the LP and agrees to assume all obligations of the general partner of the LP.  The Company may also enter into a business combination or transfer its general partnership interest upon the receipt of the consent of a majority-in-interest of the limited partners of the LP, other than BHO Partners and other affiliates of Robert M. Behringer.

2.    Public Offering

On September 20, 2005, the Company’s Registration Statement on Form S-11, covering a public offering of up to 40,000,000 shares of common stock to be offered at a price of $10 per share (the “Offering”), was declared effective under the Securities Act of 1933. The Registration Statement also covers the offering of up to 8,000,000

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

shares of common stock to be offered at a maximum price of $9.50 per share pursuant to the Company’s distribution reinvestment plan.

Stockholders, after their initial purchase of shares, may elect to make cash investments of $25.00 or more in additional shares of common stock at regular intervals as part of the Company’s automatic purchase plan.

The Company will not commence active operations until it receives and accepts subscriptions for a minimum of 200,000 shares for gross offering proceeds of $2,000,000. After the initial 200,000 shares are sold, subscription proceeds will be held in escrow until investors are admitted as stockholders. The Company intends to admit new stockholders at least monthly. At that time, subscription proceeds may be released to the Company from escrow and applied to the making of investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

The Company intends to use the proceeds from its public offering, after deducting offering expenses, primarily to acquire commercial properties, such as office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouse and distribution facilities, and motel and hotel properties.

The Company’s advisor is Behringer Harvard Opportunity Advisors I LP (the “Advisor”), a Texas limited partnership formed in 2004 and an affiliate of the Company. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Unless liquidated earlier, the Company anticipates causing its shares of common stock to be listed for trading on a national securities exchange or for quotation on The Nasdaq National Market System or liquidating its real estate portfolio on or before the sixth anniversary of the termination of the Offering. Depending upon the then- prevailing market conditions, it is the Company’s intention to consider beginning the process of liquidation within three to six years after the termination of the Offering. If the Company does not liquidate, the Company intends to begin the process of causing its shares of common stock to be listed for trading on a national securities exchange or for quotation on The Nasdaq National Market System prior to the sixth anniversary of the termination of the Offering. In the event the Company does not obtain such listing prior to the sixth anniversary of the termination of this Offering, unless a majority of the Company’s board of directors and a majority of the Company’s independent directors extend such date, the Company’s charter requires the Company to begin the sale of its properties and liquidation of its assets.

3.    Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the Company’s Registration Statement on Form S-11, as amended, which was filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

The results for the interim period shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2005 and consolidated statements of operations and cash flows for the period ended September 30, 2005 have not been audited by the Company’s independent registered public accounting firm. In the opinion of management, the accompanying unaudited

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 2005 and the consolidated results of its operations and cash flows for the period then ended.

4.    Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of our subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the entity is determined not to be a variable interest entity under FIN No. 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 78-9 (“SOP 78-9”), “Accounting for Investments in Real Estate Ventures.”

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

The fair value of the tangible assets to be acquired, consisting of land and buildings, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then allocated to land and buildings. Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building will be depreciated over the estimated useful life of 25 years using the straight-line method.

We will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We will record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions will be based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

model. The estimates of fair value of in-place leases will include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management will include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also will include costs to execute similar leases including leasing commissions, legal and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We plan to amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles will be amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value. As of September 30, 2005 and December 31, 2004 we had no cash equivalents.

Impairments

For real estate we will own directly, our management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we will own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

Deferred Financing Fees

Deferred financing fees will be recorded at cost and will be amortized using a method that approximates the effective interest method over the life of the related debt.

Revenue Recognition

We will recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases. Some leases may contain provisions for the tenants’ payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent will be recognized as revenue after the related revenue threshold is met.

Organizational and Offering Costs

The Advisor funds organization and offering costs on our behalf. We are required to reimburse the Advisor for such organization and offering costs up to 2.0% of the cumulative capital raised in the Offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude internal salaries. All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes

The Company intends to make an election to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2006. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk

At September 30, 2005, the Company had cash on deposit in one financial institution in excess of federally insured levels; however, the Company has not experienced any losses in such account. The Company limits investments of cash investments to financial institutions with high credit standing and regularly monitors the financial stability of these financial institutions; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Earning (loss) per Share

Earning (loss) per share is calculated base on the weighted average number of common shares outstanding during each period. Convertible stock of 1,000 shares has been excluded from the calculation for earnings per share because the effect would be anti-dilutive for the periods presented.

5.    Capitalization

At September 30, 2005, the Company was authorized to issue 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of non-participating, non-voting, convertible stock (“Convertible Stock”). All shares of such stock have a par value of $.0001 per share. On November 23, 2004 (date of inception), the Company sold 1,000 shares of convertible stock and 21,739 shares of common stock to Behringer Harvard Holdings, LLC (“Holdings”) for $201,000 in cash. The shares of Convertible Stock will be converted into shares of common stock if (1) the holders of the common stock have received distributions equal to the sum of the aggregate capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital contributions; or (2) the shares of common stock are listed for trading on a national securities exchange or for quotation on The Nasdaq National Market System. Conversion of the Convertible Stock may be limited by the Company’s Board of Directors if it determines that full conversion may jeopardize the Company’s qualifications as a REIT. The terms of the Convertible Stock provide that, generally, the Advisor, as the holder of such shares, will receive shares of common stock with a value equal to 15% of the amount that the sum of the enterprise value, as defined, plus distributions paid to stockholders exceeds the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital. The Company’s Board of Directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.

6.    Related Party Arrangements

   Certain affiliates of the Company will receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company.

   During the term of the Offering, Behringer Securities, LP (“Behringer Securities”), the affiliated dealer-manager, will receive a commission of up to 7% of gross offering proceeds before reallowances of commissions earned by participating broker-dealers; provided that Behringer Securities will receive 1% of the gross proceeds of purchases pursuant to the Company’s distribution reinvestment plan. Behringer Securities intends to reallow 100%

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

of commissions earned to participating broker-dealers. In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities will not receive dealer manager fees pursuant to the Company’s distribution reinvestment plan. Behringer Securities may reallow a portion of its dealer manager fees of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and bona fide due diligence expense reimbursement.

The Advisor, or its affiliates, may receive up to 2% of gross offering proceeds for reimbursement of organization and offering expenses upon execution of the advisory agreement; provided that the Advisor will not receive any reimbursement of organization and offering expenses pursuant to the Company’s distribution reinvestment plan. The Company has no obligation to reimburse any organization or offering costs in excess of 2% of gross offering proceeds. As of September 30, 2005, $2,463,063 of organization and offering expenses had been incurred by the Advisor on the Company’s behalf. None of these costs had been reimbursed by the Company as of September 30, 2005.

The Advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 2.5% of the funds advanced in respect of a loan.

The Advisor or its affiliates will also receive debt financing fees of 1% of the amount available to the Company under a debt financing originated or refinanced by or for the Company. It is anticipated that the Advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing with us.

The Advisor or its affiliates will also receive reimbursement of acquisition expenses up to 0.5% of the contract price of each asset, or with respect to a mortgage, funds advanced.

The Company expects to pay HPT Management Services LP (“HPT Management”), its property manager and an affiliate of the Company, fees for the management and leasing of the Company’s properties. Such fees are expected to equal 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents is such area.

The Company will pay the Advisor a monthly asset management fee of one-twelfth of 0.75% of aggregate asset value.

The Advisor or its affiliates also will be paid a disposition fee if the Advisor provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more properties. In such event, the Company will pay the Advisor an amount not exceeding the lesser of: (A) one-half of the brokerage commission paid, or (B) 3% of the contract price of each property sold, provided that such fee will not be paid until the investors have received total distributions equal to or in excess of the sum of their aggregate capital contributions plus a 10% annual, cumulative, non-compounded return on such capital contributions. Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after investors have received total distributions equal to or in excess of the sum of their aggregate capital contributions plus a 10% annual, cumulative, non-compounded return on such capital contributions, then the Advisor is entitled to receive an additional participation in net sale proceeds fee equal to 15% of remaining net sale proceeds. This amount is reduced by the value of any partial conversion of the Convertible Stock. However, upon conversion in full of the Convertible Stock, the Company will not be required to pay any participation in net sale proceeds.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Also, upon listing of the Company’s common stock for trading on a national securities exchange or for quotation on The Nasdaq National Market System, an incentive listing fee up to 15% of the amount by which the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds the sum of the aggregate capital contributions by investors plus a 10% annual, cumulative, non-compounded return on such capital contributions, will be paid to the Advisor. The incentive listing fee will be reduced by the value of the shares of common stock issued upon conversion of the Convertible Stock. However, upon conversion in full of the Convertible Stock, the Company will not be required to pay any incentive listing fee.

In addition, upon termination of the advisory agreement with the Advisor, a performance fee of 15% of the amount by which the Company’s appraised asset value at the time of such termination less the Company’s indebtedness, plus cash and cash equivalents at the time of termination plus total distributions paid to the Company’s stockholders through the termination date exceeds the aggregate capital contributed by investors plus payment to the investors of a 10% annual, cumulative, non-compounded return on the capital contributed by investors will be paid to the Advisor as a performance fee. No performance fee will be paid if the Company has already paid or become obligated to pay the Advisor an incentive listing fee. The performance fee will be reduced by the value of the shares of common stock issued upon partial conversion of the Convertible Stock. However, upon conversion in full of the Convertible Stock, the Company will not be required to pay any performance fee.

The Company will reimburse the Advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provide to the Company, subject to the limitation that the Company will not reimburse for any amount by which the Advisor’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of the Company’s average invested assets, or (ii) 25% of the Company’s net income.

7.         Incentive Award Plan

The Behringer Harvard Opportunity REIT I, Inc. 2004 Amended and Restated Incentive Award Plan (“Incentive Award Plan”) was approved by the Company’s board of directors on July 19, 2005 and by the Company’s stockholder on July 25, 2005. The Incentive Award Plan authorizes the grant of stock options to directors and consultants and to employees, directors and consultants of the Company’s affiliates. A total of 11,000,000 shares have been authorized and reserved for issuance under the Incentive Award Plan. No awards have been granted under any Incentive Award Plan as of September 30, 2005.

8.          Subsequent Events

             The Company commenced its initial public offering of shares of common stock on September 20, 2005. Until subscriptions aggregating at least $2,000,000 were received and accepted, all subscription proceeds were placed in escrow pursuant to the terms of an escrow agreement with Citibank Texas, N.A. The conditions of the escrow agreement were satisfied on October 27, 2005. In addition, there are special escrow accounts established under the escrow agreement for subscriptions from residents of Pennsylvania and New York , and we would not accept subscriptions from residents of these states until we have received qualifying subscriptions aggregating at least  $23,800,000 and $2,500,000, respectively. The conditions of the special escrow account for New York was satisfied as of October 28, 2005. The conditions of the special escrow account for Pennsylvania has not been satisfied and no shares of common stock have been sold in Pennsylvania, as the Company is not authorized to sell its common stock in Pennsylvania at this time. Through November 9, 2005, the Company has accepted subscriptions and issued 441,204 shares of its common stock to stockholders with gross proceeds of $4,408,510 distributed to the Company. Of the $4,408,510 distributed to the Company, $305,314 and $88,170 is payable to Behringer Securities for commissions and dealer manager fees, respectively, and $88,170 is payable to Behringer Advisors for reimbursement of organization and offering expenses. Behringer Securities will reallow all of the commissions to participating broker-dealers and reallow a portion of the dealer manager fees to participating broker-dealers as marketing fees, including bona fide

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

conference fees incurred and due diligence expense reimbursement. Net proceeds to the Company as of November 9, 2005 were $3,926,856 after deducting amounts payable for such fees and expenses.

9.    Recently Announced Accounting Pronouncements

               Financial Accounting Standards Board (“FASB”) No. 123R, “Share-Based Payment,” a revision to FASB No. 123 “Accounting for Stock-Based Compensation” was issued in December 2004. The Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the measurement and recognition of the cost of the employee services received in exchange for an award of equity instruments for goods or services. The Statement, which originally was to take effect the beginning of the first interim or annual reporting period that begins after June 15, 2005, was amended on April 14, 2005 to allow companies to implement the Statement at the beginning of their next fiscal year. The Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Issue is not expected to have a material effect on our financial condition, results of operations, or liquidity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and the notes thereto:

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of the Company’s financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to the Company’s stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company’s business and industry. Words such as “anticipates,”“expects,”“intends,”“plans,”“believes,”“seeks,”“estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect the Company’s management’s view only as of the date of this Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs which may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” section of the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Below is a discussion of the accounting policies that the Company considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

The fair value of the tangible assets to be acquired, consisting of land and buildings, will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value will then be allocated to land and buildings. Land values will be derived from appraisals, and building values will be calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building will be depreciated over the estimated useful life of 25 years using the straight-line method.

We will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We will record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions will be based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value model. The estimates of fair value of in-place leases will include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management will include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also will include costs to execute similar leases including leasing commissions, legal and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We plan to amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles will be amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

Impairments

For real estate we will own directly, our management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we will own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

Liquidity and Capital Resources

The amount of dividends to be distributed to the Company’s stockholders will be determined by its board of directors and is dependent on a number of factors, including funds available for payment of dividends, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain the Company’s status as a REIT under the Internal Revenue Code. Operating cash flows are expected to increase as properties are acquired in the development of the Company’s investment portfolio.

The Company’s principal demands for funds will be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and dividends, and for the payment of interest on the Company’s outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions and mortgage loan investments will be met from operations, and cash needs for property acquisitions will be met from public offerings of the Company’s shares. However, there may be a delay between the sale of the Company’s shares and its purchase of properties and mortgage loan investments, which could result in a delay in the benefits to its stockholders, if any, of returns generated from the Company’s operations. The Advisor evaluates potential property acquisitions and mortgage loan investments and engages in negotiations with sellers and borrowers on the Company’s behalf. Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, the Company may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect the Company’s ability to make distributions.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, the Company may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Results of Operations

As of the date of this Form 10-Q, the Company has not commenced any significant operations, as subscriptions for the Company’s stock pursuant to the Offering were placed in escrow until the Company had received and accepted subscriptions aggregating at least $2,000,000. The conditions of the Company’s escrow agreement with Citibank Texas, N.A. were satisfied on October 27, 2005 and as a result, operations could commence beginning in the fourth quarter of 2005 with the initial acceptance of stockholders by the Company on November 9, 2005.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, the Company intends to include provisions in the majority of its tenant leases that would protect it from the impact of inflation. These provisions include reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any foreign operations and is not exposed to foreign currency fluctuations.

Item 4.    Controls and Procedures.

Within the 90-day period prior to the filing of this report, our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act pf 1934) that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 20, 2005, the Company’s Registration Statement on Form S-11 (File No. 333-120847), covering a public offering (the “Offering”) of up to 40,000,000 shares of common stock to be offered at a price of $10.00 per share was declared effective under the Securities Act of 1933. The Form S-11 also covers the offering of up to 8,000,000 shares of common stock at a maximum price of $9.50 per share pursuant to the Company’s distribution reinvestment plan.

As of the date of this Form 10-Q, the Company has not commenced any significant operations, as subscriptions for the Company’s stock pursuant to the Offering were placed in escrow until the Company had received and accepted subscriptions aggregating at least $2,000,000. The conditions of the Company’s escrow agreement with Citibank Texas, N.A. were satisfied on October 27, 2005 and as a result, operations could commence beginning in the fourth quarter of 2005 with the initial acceptance of stockholders by the Company on November 9, 2005.

Item 3. Defaults upon Senior Securities.

No events occurred during the quarter covered by the report that would require a response to this item.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 2, 2005, prior to the effectiveness of the Offering, the Company’s sole stockholder approved the Articles of Amendment and Restatement, which amended and restated the Articles of Incorporation of the Company. These Articles of Amendment and Restatement were filed with the Maryland Secretary of State and became effective on September 6, 2005.

On July 25, 2005, prior to the effectiveness of the Offering, the Company’s sole stockholder approved the Company’s Amended and Restated 2004 Stock Incentive Award Plan.

Item 5. Other Information.

On September 2, 2005, the Company dismissed PricewaterhouseCoopers LLP as its independent registered public accounting firm. Effective the same date, the Audit Committee of the Company's Board of Directors appointed Deloitte & Touche LLP as the Company's new independent registered public accounting firm.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: November 14, 2005	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer

Index to Exhibits

Exhibit Number  Description

31.1            Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*                                  Certificate of Chief Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.