Form 10-K
period 2005-12-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2006-03-31
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number: 333-120847

Behringer Harvard Opportunity REIT I, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-1862323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas (Address of principal executive offices)	75001 (Zip Code)
Registrant’s telephone number, including area code: (866) 655-1605

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $0 and as of December 31, 2005 was approximately $20.1 million assuming a market value of $10.00 per share.

As of March 15, 2006, the Registrant had 4,904,772 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed no later than May 1, 2006, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-K
Year Ended December 31, 2005

PART I

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant.	44
Item 11.	Executive Compensation.	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	44
Item 13.	Certain Relationships and Related Transactions.	44
Item 14.	Principal Accounting Fees and Services.	44

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	45
Signatures.		46

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) and our subsidiaries, our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

Item 1.  Business.

General Description of Business

Behringer Harvard Opportunity REIT I, Inc. was incorporated in November 2004 as a Maryland corporation and intends to elect and qualify to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ending December 31, 2006. As a REIT, we generally will not be subject to corporate-level income taxes. To maintain our REIT status, we will be required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code, to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

We were formed primarily to invest in and operate real estate or real estate related assets on an opportunistic basis. As of December 31, 2005, we had not acquired any assets.

We are externally managed and advised by Behringer Harvard Opportunity Advisors I LP, a Texas limited partnership that was formed in November 2004 (“Behringer Opportunity Advisors”). Behringer Opportunity Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

We intend to own all of our investments through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership formed in November 2004 (“Behringer Harvard OP”) or subsidiaries thereof. We also are the sole general partner of Behringer Harvard OP. Our ownership of real estate investments through Behringer Harvard OP is referred to as an “UPREIT.” The UPREIT structure allows us to acquire real estate investments in exchange for limited partnership units in Behringer Harvard OP. In addition, this structure allows sellers of properties to transfer their properties to Behringer Harvard OP in exchange for units of Behringer Harvard OP and to defer gain recognition for tax purposes on the transfer of properties.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-1605.

Public Offering of Common Stock; Use of Proceeds

Pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended, and declared effective by the Securities and Exchange Commission (“SEC”) on September 20, 2005 (the “Offering”), we are currently offering for sale to the public on a “best efforts” basis (1) a maximum of 40,000,000 shares of our common stock at a price of $10.00 per share and (2) up to 8,000,000 additional shares pursuant to a distribution reinvestment plan pursuant to which our stockholders could elect to have their distributions reinvested in additional shares of our common stock.

We commenced operations in November 2005 upon our initial acceptance of subscriptions for 441,204 shares of common stock and gross offering proceeds of $4,408,510, which satisfied the minimum offering requirements of $2,000,000 established for the Offering. As of December 31, 2005, we had accepted subscriptions for 2,034,005 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, LLC (“Behringer Holdings”). As of December 31, 2005, we had no shares of preferred stock issued and outstanding.

Investment Objectives

Our investment objectives are:

•
to realize growth in the value of our investments and to enhance the value we will receive upon our ultimate sale of such investments, or the listing of our shares for trading on a national securities exchange or for quotation on the Nasdaq National Market System;

•
to preserve, protect and return (through our ultimate sale of our investments or the listing of our shares for trading on a national securities exchange or for quotation on the Nasdaq National Market System) investors’ capital contributions;

•	to grow net cash from operations such that cash is available for distributions to investors; and

•
to provide investors with a return of their investment by beginning the process of liquidation and distribution within three to six years after the termination of the Offering or by listing the shares for trading on a national securities exchange or for quotation on the Nasdaq National Market System. If we do not liquidate or obtain listing or quotation of the shares by the sixth anniversary of the termination of the Offering, we will make an orderly disposition of our assets and distribute the cash to investors unless a majority of the board of directors and a majority of the independent directors extends such date.

Acquisition and Investment Policies

We intend to invest in real estate and real estate related assets, such as office, office-tech, retail, apartment, industrial and hotel properties, as well as property for development or redevelopment into commercial properties, and real estate related assets that are supported by similar types of properties. In each case, we will target assets that have been identified as being opportunistic investments with significant possibilities for near-term capital appreciation. These assets will be identified as such because of their property-specific characteristics or their market characteristics. For instance, properties that may benefit from unique repositioning opportunities, for development or redevelopment, or which are located in markets with higher volatility, lower barriers to entry and high growth potential may present appropriate investments for us. Because our intended approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that have a targeted holding period for investments longer than ours, utilize leverage to a lesser degree or employ more conservative investment strategies, we believe that we have a potential for a higher rate of return than comparable real estate programs. We intend to acquire properties that we believe are likely to significantly appreciate in value during a three to six year period following the termination of the Offering, which will be on or before September 2007. We believe that selecting and acquiring properties with an anticipated holding period that does not exceed our targeted fund life will enable us to capitalize on the potential for increased income and capital appreciation of such properties while also providing for a level of liquidity consistent with our investment strategy of providing either liquidity or a return of investments within a three to six year period following the termination of the Offering. However, economic or market conditions may influence us to hold our investments for different periods of time.

We intend typically to make our investments in fee title or a long-term leasehold estate through Behringer Harvard OP or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Opportunity Advisors or other persons.

Borrowing Policies

We intend to fund acquisitions primarily with proceeds raised in the Offering or any subsequent offering, proceeds we will receive from our distribution reinvestment plan after funding share redemptions, and proceeds from debt financings. We expect to borrow up to 75% of the aggregate value of our assets if interest rates and loan terms are favorable. Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets based on the contract purchase price unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation does not apply to individual properties and will apply only after we have ceased raising capital under this or any subsequent offering. As a result, it can be expected that, with respect to the acquisition of one or more of our properties, we may incur indebtedness of more than 75% of the asset value of the property acquired, and that our debt levels likely will be higher until we have invested most of the capital. While we expect to borrow up to 75% of our aggregate asset value if interest rates and loan terms are favorable, our advisor’s and its affiliates’ experience with prior real estate programs with similar opportunistic investment strategies has been that lenders’ preferences will be to make loans of closer to 60% to 65% of the asset value of a property of the type targeted by us until such time as the property has been successfully repositioned or redeveloped. In that event, we expect to borrow up to the maximum amount available from our lenders. Our board of directors must review our aggregate borrowings at least quarterly.

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Opportunity Advisors. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

Regulations

Any investments that we may make will be subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity.

Environmental

As we become an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we will hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We have no direct employees. The employees of Behringer Opportunity Advisors and other affiliates of ours perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We are dependent on affiliates of Behringer Opportunity Advisors for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists only of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC a registrant statement in connection with our Offering and will electronically file any supplements or amendments thereto. Copies of our filings with the SEC may be obtained from our website at www.behringerharvard.com or at the SEC’s website, at www.sec.gov. Access to these filings is free of charge.

Certifications

We have filed with the Securities and Exchange Commission the principal executive officer and principal financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this annual report on Form 10-K.

Item 1A.  Risk Factors.

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

Risks Related to an Investment in Behringer Harvard Opportunity REIT I

We may suffer from delays in locating suitable investments, which could adversely affect the return on stockholders’ investments.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our advisor in the acquisition of our investments, the selection of tenants and the determination of any financing arrangements. Except for the investments described in the prospectus pursuant to our Offering, investors will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Investors must rely entirely on the management ability of our advisor and the oversight of our board of directors. We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other Behringer Harvard sponsored programs, some of which have investment objectives and employ investment strategies that are similar to ours. Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties. Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act (“Exchange Act”). Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property. As a result, we will not be able to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our property acquisition process due to these reporting requirements. Delays we encounter in the selection, acquisition and development of properties could adversely affect investor’s returns. In addition, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, investors could suffer delays in the receipt of distributions attributable to those particular properties.

We anticipate that we will not pay any distributions to our stockholders until after we have commenced real estate operations, and thus, investors who invest in us at the beginning of our offering my realize a lower rate of return than later investors.

We anticipate that we will not pay any distributions until after we have commenced real estate operations. Furthermore, there can be no assurances as to when we will begin to generate sufficient cash flow and to make distributions. As a result, investors who invest in us before we commence real estate operations or generate significant cash flow may realize a lower rate of return than later investors.

We may have to make expedited decisions on whether to invest in certain properties, including prior to receipt of detailed information on the property.

In the current real estate market, our advisor and board of directors may frequently be required to make expedited decisions in order to effectively compete for the acquisition of properties and other investments. Additionally, we may be required to make substantial non-refundable deposits prior to the completion of our analysis and due diligence on property acquisitions and the actual time period during which we will be allowed to conduct due diligence may be limited. In such cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property. Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our advisor and board of directors expect to rely upon independent consultants in connection with our evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

This is an unspecified property offering, so investors will not have the opportunity to evaluate our investments before we make them.

We are not able to provide investors with information to evaluate our investments prior to acquisition. We will seek to invest substantially all of the offering proceeds available for investment, after the payment of fees and expenses, in the acquisition of income-producing, commercial real estate properties, such as office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouses and distribution facilities, and motel and hotel properties, and real estate related assets supported by similar types of properties, and the creation of an initial working capital reserve of at least 1% of the contract purchase price of the property, assuming no debt financing. However, we are not limited to such investments. We have established policies relating to the creditworthiness of tenants and managers, but our board of directors will have wide discretion in implementing these policies, and investors will not have the opportunity to evaluate potential tenants or managers. In light of our desire to purchase properties that we believe present an opportunity for enhanced future value, any lesser creditworthiness of existing tenants may not be a significant factor in determining whether to acquire the property. We anticipate that we will invest in properties that we believe may be repositioned for greater value due, in whole or in part, to the presence of tenants that do not have strong credit. In such cases, our strategy will include repositioning the property to attract new, more creditworthy tenants.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of stockholders’ investment in us will fluctuate with the performance of the specific investments we make.

The Offering is being made on a best efforts basis, whereby the brokers participating in the Offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, we cannot assure investors as to the amount of proceeds that will be raised in the Offering. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. For example, if the amount raised in the Offering allows us to only make one investment, we would not achieve any diversification of our assets. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, if we are unable to raise substantial funds, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to make distributions could be adversely affected.

Both we and our advisor have no prior operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our advisor may not be an indication of our future results.

We and our advisor are newly organized companies and, therefore, have no prior operating histories. Investors should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our advisor to predict our future results. Neither our officers and directors, nor the officers and directors of our advisor, have extensive experience with mortgage financing. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of Mr. Behringer and our advisor may not be indicative of our future results.

Moreover, neither we nor our advisor have any established financing sources. Presently, our advisor is funded by capital contributions from Behringer Holdings. If our capital resources, or those of our advisor, are insufficient to support our operations, we will not be successful.

Investors should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors in us; and

•	continue to build and expand our operations structure to support our business.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause investors to lose all or a portion of their investment.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, including Robert M. Behringer, who would be difficult to replace. We do not have employment agreements with our executive officers and we cannot guarantee that they will remain affiliated with us. Although several of our executive officers and key employees, including Mr. Behringer, have entered into employment agreements with Harvard Property Trust, LLC, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with Harvard Property Trust, LLC, us or our advisor. If any of our key personnel were to cease their affiliation with us, our operating results could suffer. Further, although Behringer Holdings has obtained key person insurance on the life of Mr. Behringer, we do not intend to separately maintain key person life insurance on Mr. Behringer or any other person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure investors that our advisor will be successful in attracting and retaining such skilled personnel. Further, we intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties both nationally and in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with our competitors for properties in such regions. We cannot assure investors that we will be successful in attracting and retaining such relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Our rights, and the rights of our stockholders, to recover claims against our officers, directors and our advisor are limited.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our advisor, require us to indemnify our directors, officers, employees and agents and our advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages subject to the limitations of Maryland law and the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines. Although our charter does not allow us to exonerate and indemnify our directors and officers to a greater extent than permitted under Maryland law and the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases.

Stockholders’ investments may be subject to additional risks if we make international investments.

We may purchase property located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made to a borrower located outside the United States or secured by property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

•
governmental rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	variations in the currency exchange rates;

•	adverse market conditions caused by changes in national or local economic conditions;

•	relative interest rates;

•	availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	real estate and other tax rates and other operating expenses in particular countries;

•	land use and zoning laws; and

•	more stringent environmental laws or changes in such laws.

Any of these risks could have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

General Risks Related to Investments in Real Estate

As a result of the higher risk associated with our opportunistic investment strategy, we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate properties.

Our strategy for acquiring properties may involve the acquisition of properties in markets that are depressed or overbuilt, have low barriers to entry and higher volatility in real estate lease rates and sale prices. As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our intended approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that have a targeted holding period for investments longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate properties.

If we have limited diversification of the geographic locations of our properties, our operating results will be affected by economic changes that have an adverse impact on the real estate market in those areas.

The properties acquired by certain other Behringer Harvard sponsored programs that have investment objectives similar to ours generally have been located in the Southwest United States, and more specifically, in the Dallas, Texas metropolitan area. This is particularly true of Behringer Harvard Short-Term Opportunity Fund I LP. Based upon the anticipated holding period of our properties, the current real estate market in the Dallas, Texas metropolitan area, and the experience of our advisor and its affiliates with the real estate market in this geographic area, we anticipate that a number of our future property acquisitions may be located in this geographic area. In the event that many of our properties are located in this geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in the area. Each stockholder’s investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

Properties that have significant vacancies could be difficult to sell which could diminish the return on stockholders’ investments.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to stockholders. In addition, the value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Many of our investments will be dependent on tenants for revenue, and lease terminations could reduce our distributions to our stockholders.

The success of our real property investments often will be materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure investors that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower’s ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to make cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient working capital reserves, we will have to obtain financing from other sources. We intend to establish initial working capital reserves of at least 1% of the contract price of the properties we acquire. In addition to any reserves we establish, a lender may require escrow of working capital reserves in excess of our established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure investors that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for working capital purposes such as future tenant improvements. Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to make cash distributions to our stockholders.

We intend to hold the various real properties in which we invest until such time as our advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Otherwise, our advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation if we do not cause the shares to be listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System by the sixth anniversary of the termination of the Offering, unless a majority of the board of directors and a majority of the independent directors agree to extend such date. The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect investor returns.

Our advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will continue to be available, or be available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure investors that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, other than our working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure investors that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may invest some or all of the proceeds available for investment in the acquisition and development of properties upon which we will develop and construct improvements. We will be subject to risks relating to uncertainties associated with re-zoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

In addition, we may invest in unimproved real property. Returns from development of unimproved properties also are subject to risks and uncertainties associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, an investment nevertheless is subject to the risks associated with investments in unimproved real property.

If we contract with Behringer Development Company LP (“Behringer Development”)or its affiliates for newly developed property, we cannot guarantee that our earnest money deposit made to Behringer Development will be fully refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures, tenant-in-common investments or other co-ownership arrangements with affiliates or others, to acquire real property from Behringer Development, an affiliate of our advisor. Properties acquired from Behringer Development or its affiliates may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates. At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property. However, we will not be required to close a purchase from Behringer Development or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

•	Behringer Development or its affiliates fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to pay the purchase price at closing.

The obligation of Behringer Development or its affiliates to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since Behringer Development is an entity without substantial assets or operations. However, Behringer Development or its affiliates’ obligation to refund our earnest money deposit will be guaranteed by HPT Management Services LP (“HPT Management”), our property manager, which will enter into contracts to provide property management and leasing services to various Behringer Harvard sponsored programs, including us, for substantial monthly fees. As of the time HPT Management may be required to perform under any guaranty, we cannot assure investors that HPT Management will have sufficient assets to refund all of our earnest money deposit in a lump sum payment. If we were forced to collect our earnest money deposit by enforcing the guaranty of HPT Management, we will likely be required to accept installment payments over time payable out of the revenues of HPT Management’s operations. We cannot assure investors that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on stockholders’ investments.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and investors may experience a lower return on their investment.

A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in such sector.

At any one time, a significant portion of our investments could be in one property class. As a result, we will be subject to risks inherent in investments in a single type of property. If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments.

If we set aside insufficient working capital reserves, we may be required to defer necessary property improvements.

If we do not estimate enough reserves for working capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property that may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowing.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure investors that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990 (Disabilities Act). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure investors that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to stockholders, if any.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use our reasonable best efforts to sell them for cash or property. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact our distributions to stockholders. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as part payment for the purchase price. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

Because a number of our affiliated real estate programs use investment strategies that are similar to ours, our advisor and its and our executive officers will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.

Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties. As a result, we may be buying properties at the same time as one or more of the other Behringer Harvard sponsored programs managed by officers and employees of our advisor and/or its affiliates are buying properties, and these other Behringer Harvard sponsored programs may use investment strategies that are similar to ours. Our affiliate, Behringer Opportunity Advisors, is the advisor to another Behringer Harvard sponsored real estate program. Our executive officers and the executive officers of our advisor also are the executive officers of Behringer Opportunity Advisors and other advisors, the general partners of limited partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common ownership. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard sponsored program. In the event these conflicts arise, we cannot assure investors that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of managers of other Behringer Harvard sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard sponsored program or affiliate, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Behringer Harvard sponsored programs own properties. If one of the other Behringer Harvard sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment. Similar conflicts of interest may apply if our advisors determine to make or purchase mortgage loans or participations in mortgage loans on our behalf, since other Behringer Harvard sponsored programs may be competing with us for such investments.

Behringer Opportunity Advisors will face conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements, which could result in a disproportionate benefit to another Behringer Harvard sponsored program or a third-party.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with third parties as well as other Behringer Harvard sponsored programs, including Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), for the acquisition, development or improvement of properties. We also may purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•
the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	the possibility that we may incur liabilities as a result of the action taken by our partner or co-investor; or

•
that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing stockholders returns.

Affiliates of Behringer Opportunity Advisors currently are sponsoring a registered public offering on behalf of Behringer Harvard REIT I, which is expected to terminate on or about February 11, 2007. Mr. Behringer and affiliates of Behringer Opportunity Advisors, which are managed by substantially the same personnel as Behringer Opportunity Advisors, serve as general partners, officers or advisors to these other Behringer Harvard sponsored programs. Because Behringer Opportunity Advisors or its affiliates have advisory and management arrangements with other Behringer Harvard sponsored programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard sponsored programs, but not others. Our advisor or its affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard sponsored program other than us. In such event, our results of operations and ability to make distributions to our stockholders could be adversely affected.

In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with Behringer Harvard REIT I or any other Behringer Harvard sponsored program or joint venture, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, and investors may face certain additional risks. For example, it is anticipated that other Behringer Harvard sponsored programs will never have an active trading market. Therefore, if we become listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future. In addition, in the event we joint venture with a Behringer Harvard sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Behringer Harvard sponsored program’s liquidation. We may not desire to sell the properties at such time. Although the terms of any joint venture agreement between us and another Behringer Harvard sponsored program would grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

Because Mr. Behringer and his affiliates control us and Mr. Behringer controls the advisor of Behringer Harvard REIT I, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to investors. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right. In addition, to the extent that our co-venturer, partner or co-tenant is an affiliate of our advisor, certain conflicts of interest will exist.

Behringer Opportunity Advisors and its officers and employees and certain of our key personnel will face competing demands relating to their time, and this may cause our investment returns to suffer.

Our advisor and its officers and employees and certain of our key personnel and their respective affiliates are general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

Each of our executive officers, including Mr. Behringer, who also serves as the chairman of our board of directors, also are officers of our advisor, our property manager, our dealer manager and other affiliated entities, including Behringer Opportunity Advisors. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of new investments and management time and services between us and the other entities, (ii) the timing and terms of the investment in or sale of an asset, (iii) development of our properties by affiliates, (iv) investments with affiliates of our advisor, (v) compensation to our advisor, and (vi) our relationship with our dealer manager and property manager.

Stockholders’ investments will be diluted upon conversion of the convertible stock.

Behringer Holdings, an affiliate of our advisor, purchased 1,000 shares of our non-participating, non-voting, convertible stock for an aggregate purchase price of $1,000. Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us. The terms of the convertible stock provide that, generally, the holder of such shares will receive shares of common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital. The shares of convertible stock will be converted into shares of common stock automatically if:

•	the holders of our common stock have received distributions equal to the sum of the aggregate capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital;

•	the shares of common stock are listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System; or

•
the advisory agreement expires without renewal or is terminated, other than due to a termination because of a material breach by our advisor, and at the time of or subsequent to such termination the holders of our common stock have received aggregate distributions equal to the sum of the capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital contributions through the date of conversion.

Our advisor and Mr. Behringer, as affiliates of our advisor and of us, can influence whether we terminate the advisory agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System. Accordingly, our advisor can influence both the conversion of the convertible stock issued to it and the resulting dilution of other stockholders’ interests.

The convertible shares issued to an affiliate of our advisor may be worth 15% of the excess of our enterprise value over the sum of the capital invested by our stockholders and a 10% cumulative, non-compounded, annual return.

We have issued 1,000 shares of our convertible stock to an affiliate of our advisor for an aggregate purchase price of $1,000. As described above, under limited circumstances, these shares may be converted into shares of our common stock. The terms of the convertible stock provide that, generally, the holder of such shares will receive shares of common stock with a value on the date of determination of the number of shares issauble upon such conversion equal to 15% of the excess of our enterprise value over the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital. As a result, following conversion, the holder of the convertible stock will be entitled to a substantial portion of amounts distributable to our stockholders.

Behringer Opportunity Advisors will face conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement, our advisor is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees. In addition, our advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The terms of our convertible stock provide for its conversion into shares of common stock in the event we terminate the advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. The terms of our advisory agreement require us to pay a performance-based termination fee to our advisor (reduced by the value of shares of common stock issued or issuable upon conversion of our convertible stock) in the event that the advisory agreement expires without renewal or is terminated, other than because of a material breach by the advisor; the holders of the common stock have received distributions equal to the sum of the capital invested by such stockholders and a 10% cumulative, non-compounded, annual return; or the shares of common stock are listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System.

To avoid the conversion of our convertible stock and/or paying this fee, our independent directors may decide against terminating the advisory agreement prior to the listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest. In addition, the conversion feature of our convertible stock and the requirement of the advisory agreement to pay a fee to our advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion and the fee payment. Moreover, our advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance fee and the conversion of the convertible stock, which could have the effect of delaying, deferring or preventing the change of control.

Because we rely on affiliates of Behringer Holdings for the provision of advisory, property management and dealer manager services, if Behringer Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a disruption of our business.

Behringer Holdings, through one or more of its subsidiaries, owns and controls our advisor, HPT Management, our management company, and Behringer Securities LP (“Behringer Securities”), the dealer manager of the Offering. The operations of our advisor, HPT Management and Behringer Securities represent a substantial majority of the business of Behringer Holdings. In light of the common ownership of these entities and their importance to Behringer Holdings, we consider the financial condition of Behringer Holdings when assessing the financial condition of our advisor, HPT Management and Behringer Securities. While we believe that Behringer Holdings currently has adequate cash availability from both funds on hand and borrowing capacity through its existing credit facilities in order to meet its obligations, its continued viability may be affected by its ability to continue to successfully sponsor and operate real estate programs. In the event that Behringer Holdings would be unable to meet its obligations as they become due, we might be required to find alternative service providers which could result in disruption of our business.

Risks Related to Our Business in General

A limit on the number of shares a person may own may discourage a takeover.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third-party from acquiring us.

Our charter permits our board of directors to issue up to 400,001,000 shares of capital stock. Our board of directors, without any action by our stockholders, may (i) increase or decrease the aggregate number of shares, (ii) increase or decrease the number of shares of any class or series we have authority to issue or (iii) classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, business combinations between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.

Maryland law provides a second anti-takeover statute, its Control Share Acquisition Act, which provides that control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. Control shares are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A control share acquisition means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act

We are not registered as an investment company under the Investment Company Act of 1940, as amended (Investment Company Act). If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Offering ends. If we are unable to invest a significant portion of the proceeds of our Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to investors and possibly lower their returns.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Investors are bound by the majority vote on matters on which they are entitled to vote.

Investors may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, investors will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if investors do not vote with the majority on any such matter.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•
any amendment of our charter (including a change in our investment objectives), except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, and to effect certain amendments permitted under Maryland law;

•	our liquidation or dissolution;

•	a reorganization as provided in our charter; and

•	any merger, consolidation or sale or other disposition of substantially all of our assets.

All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of stockholders’ investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of stockholders’ investment could change without their consent.

Investors are limited in their ability to sell their shares pursuant to the share redemption program.

After our adoption of the share redemption program, any stockholder requesting repurchase of their shares pursuant to the share redemption program will be required to certify to us that such stockholder acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law. Investors should be fully aware that our share redemption program contains certain restrictions and limitations. Shares will be redeemed on a quarterly basis, pro rata among all stockholders requesting redemption in such quarter, with a priority given to redemptions upon the death or disability of a stockholder, next to stockholders who demonstrate, in the discretion of our board of directors, another involuntary exigent circumstance, such as bankruptcy, next to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA and, finally, to other redemption requests. We will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, the cash available for redemption generally will be limited to any proceeds from our distribution reinvestment plan plus such other operating funds as our board of directors, in its sole discretion, may reserve for repurchases. Initially, the board of directors has adopted a policy to reserve 1% of operating cash flow from the previous fiscal year for use in connection with redemptions. Further, our board of directors reserves the right to reject any request for redemption or to terminate, suspend, or amend the share redemption program at any time. Therefore, in making a decision to purchase shares of our common stock, investors should not assume that investors will be able to sell any of their shares back to us pursuant to our share redemption program.

If investors are able to resell their shares to us pursuant to our redemption program, investors will likely receive substantially less than the underlying asset value for their shares.

Other than redemptions following the death or disability of a stockholder, the purchase price for shares we repurchase under our redemption program will equal (1) prior to the time we begin having appraisals performed by an independent third party, the amount by which (a) the lesser of (i) 90% of the average price per share the original purchaser or purchasers of the respective shares paid to us for all of their shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the offering price of shares in our most recent offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our properties; or (2) after we begin obtaining appraisals performed by an independent third party, the lesser of (i) 100% of the average price per share the original purchaser or purchasers of the respective shares paid for all of their shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the net asset value per share, as determined by the most recent appraisal. Accordingly, stockholders would likely receive less by selling their shares back to us than they would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation, and even if stockholders have their shares purchased by a subsequent third-party purchaser, they will likely receive substantially less than the underlying asset value of their shares.

Each stockholder’s interest in Behringer Harvard Opportunity REIT I will be diluted if we issue additional shares.

Existing stockholders and potential investors in our Offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Investors purchasing shares in our Offering will likely experience dilution of their equity investment in us in the event that we (1) sell shares in our Offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of our convertible stock, (5) issue shares of our common stock upon the exercise of any options granted to our independent directors or employees of our advisor and HPT Management, our affiliated management company, or their affiliates, (6) issue shares to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard OP. In addition, the partnership agreement for our operating partnership contains provisions which would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of our operating partnership. Because the limited partnership interests of our operating partnership may be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this “Risk Factors” section, investors should not expect to be able to own a significant percentage of our shares.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and payment of distributions.

Our advisor and its affiliates will perform services for us in connection with the selection and acquisition of our investments, and the management and leasing of our properties, the servicing of our mortgage loans and the administration of our other investments. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distributions to stockholders.

We may be restricted in our ability to replace our property manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of (and only in the event of) a showing of willful misconduct, gross negligence, or deliberate malfeasance by the property manager in the performance of the property manager’s duties. Our board of directors may find the performance of our property manager to be unsatisfactory. However, such performance by the property manager may not reach the level of willful misconduct, gross negligence, or deliberate malfeasance. As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

Distributions may be paid from capital and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available, real estate securities, mortgage loans and other investments, current and projected cash requirements and tax considerations. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties as offering proceeds become available, the income from those properties and mortgages and yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will increase over time. Nor can we give any assurance that rents or other income from our investments will increase, that the investments we make will increase in value or provide constant or increased distributions over time, that loans we make will be repaid or paid on time, or that future acquisitions of real properties, mortgage loans or our investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. For instance:

•	If one or more tenants defaults or terminates its lease, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions.

•	Any failure by a borrower under our mortgage loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders.

•	Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•	Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.

•	If we lend money to others, such funds may not be repaid in accordance with the loan terms or at all, which could reduce cash available for distributions.

•
Federal income tax laws require REITs to distribute at least 90% of their taxable income to stockholders on an annual basis. This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease.

•
In connection with future property acquisitions, we may issue additional shares of common stock, operating partnership units or interests in other entities that own our properties. We cannot predict the number of shares of common stock, units or interests which we may issue, or the effect that these additional shares might have on cash available for distributions to stockholders. If we issue additional shares, they could reduce the cash available for distributions to stockholders.

•
We make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, our board of directors, in its discretion, may retain any portion of our cash on hand for working capital. We cannot assure investors that sufficient cash will be available to make distributions to them.

Until proceeds from the Offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, we may make all or a substantial portion of our distributions from the proceeds of our Offering and/or from borrowings in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest and negatively impact the value of stockholders’ investment.

We anticipate that we will not pay any distributions to our stockholders until after we have commenced real estate operations. Thereafter, we expect that cash distributions to our stockholders generally will be based principally on cash available or anticipated from the operations of our properties, real estate securities, mortgage loans and other investments. However, until proceeds from our Offering are invested and generating operating cash flow sufficient to make distributions to our stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of our Offering and/or from borrowings in anticipation of future cash flow. Accordingly, the amount of distributions paid at any time may not reflect current cash flow from our investments. To the extent distributions are paid from the proceeds of the Offering or from borrowings, we will have less capital available to invest in properties, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation. In that event, we may not be able to invest the anticipated minimum of 85.6% of the proceeds of our Offering until such time as we have sufficient cash flows from operations to fund our distributions.

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by the following market and economic challenges, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties may be located:

•	poor economic conditions may result in defaults by tenants of our properties and borrowers under our mortgage loans;

•	job transfers and layoffs may cause vacancies to increase;

•	increasing concessions or reduced rental rates may be required to maintain occupancy levels; and

•
increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

The length and severity of any economic downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

The public programs sponsored by our affiliates have experienced losses in the past, and we may experience similar losses in the future.

Historically, each of the public programs sponsored by our affiliates has experienced losses during the initial periods of operation. Many of these losses can be attributed to initial start-up costs and operating costs incurred prior to purchasing properties or making other investments that generate revenue. It is likely that we will face similar circumstances and thus experience similar losses during the first several quarters of our operation. As a result, we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate properties.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

We expect that substantially all of the gross proceeds of our public offerings will be used to buy real estate, make or invest in mortgage loans or other investments, to pay various fees and expenses and to establish an initial working capital reserve of at least 1% of the contract price of the properties we acquire, which we expect will equal approximately 0.9% of the gross proceeds from our Offering, assuming no debt financing. In addition to any reserves we establish, a lender may require escrow of working capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure investors that such sources of funding will be available to us for potential capital needs in the future.

Risks Associated with Debt Financing

We will incur mortgage indebtedness and other borrowings, which will increase our business risks.

We anticipate that we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds for the acquisition of real properties and for payment of distributions to stockholders. We also may borrow funds if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

There is no limitation on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing. We may incur indebtedness in excess of the limit if the excess is approved by a majority of our independent directors.

We will target to borrow up to 75% of the aggregate value of our assets. Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation does not apply to individual properties and only will apply once we have invested most of our capital. As a result, we may borrow more than 75% of the purchase price of any property we acquired.

We do not intend to incur mortgage debt on a particular real property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If mortgage debt is not available at reasonable rates, we may not be able to obtain financing for properties or we may obtain financing that reduces our anticipated rate of return on our properties. The inability to obtain mortgage debt at acceptable rates would adversely affect our ability to acquire properties. Additionally, if we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit such fees. If any of these events occur, it would reduce cash available for distribution to our stockholders, and it may prevent us from raising capital by issuing more stock or prevent us from borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, to discontinue insurance coverage, replace Behringer Opportunity Advisors as our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We may borrow money that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to our stockholders. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Financing arrangements involving balloon payment obligations may adversely affect our ability to make distributions.

Our fixed-term financing arrangements generally require us to make a balloon payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investments.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investments.

Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets as of the date of any borrowing, and we may exceed this limit under some circumstances. Such debt may be at a level that is higher than real estate investment trusts with similar investment objectives and/or criteria. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investments.

Risks Associated with Mortgage and Other Lending

We do not have substantial experience investing in mortgage or other real estate related loans, which could adversely affect our return on mortgage investments.

Neither our advisor nor any of our affiliates, including Mr. Behringer, has any substantial experience investing in mortgage or other real estate related loans. Although we currently do not expect to make significant investments in mortgage or other real estate related loans, we may make such investments to the extent our advisor determines that it is advantageous for us to do so and will not jeopardize our status as a REIT. If we decide to make mortgage or other real estate related loans or acquire them, we may not have the expertise necessary to maximize the return on investment in these types of loans.

Our mortgage or other real estate related loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our mortgage investments.

If we make or invest in mortgage or other real estate related loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

Our mortgage or other real estate related loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates.

If we invest in fixed-rate, long-term mortgage loans and interest rates rise, the loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid, because we may not be able to make new loans at the previously higher interest rate.

Delays in liquidating defaulted loans could reduce our investment returns.

If there are defaults under our loans, we may not be able to repossess and sell quickly any properties securing such loans. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

Returns on our mortgage loans may be limited by regulations.

The mortgage loans in which we invest or that we may make, may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions. We may determine not to make mortgage loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements. If we decide not to make mortgage loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

If we acquire property by foreclosure following defaults under our mortgage loans, we will have the economic and liability risks associated with investing in and owning real estate.

We may make or otherwise invest in unsecured loans, which will be subject to greater collection risks than loans secured by real estate or other collateral.

Although we currently do not expect to make significant investments in unsecured real estate related loans, we may make such investments to the extent our advisor determines that it is advantageous to us and will not jeopardize our status as a REIT. In the event that we invest in unsecured loans, our ability to collect the amounts owed under such loans will be entirely dependent on the ability of the borrower to repay the loan. Any defaults under such loans will have an adverse impact on our financial results and our ability to make distributions to our stockholders.

The liquidation of our assets may be delayed which could delay distributions to our stockholders.

If our advisor determines that it is in our best interest to make or invest in mortgage loans, any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage loans expire or are sold, because we may enter into mortgage loans with terms that expire after the date we intend to have sold all of our properties.

Risks Associated with Section 1031 Tenant-in-Common Transactions

We may have increased exposure to liabilities from litigation as a result of any participation by us in Section 1031 Tenant-in-Common Transactions.

Behringer Development, an affiliate of our advisor, or its affiliates (each a Behringer Exchange LLC) regularly enter into transactions that qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code. Section 1031 tenant-in-common transactions (Section 1031 TIC Transactions) are structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Internal Revenue Code (1031 Participants). We may provide accommodation in support of or otherwise be involved in such Section 1031 TIC Transactions. Although our participation in Section 1031 TIC Transactions may have certain benefits to our business, including enabling us to invest capital more readily and over a more diversified portfolio and allowing us to acquire interests in properties that we would be unable to acquire using our own capital resources, there are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 Participants. Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value. In certain Section 1031 TIC Transactions, it is anticipated that we would receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 Participants because of our affiliation with sponsors of such transactions. Furthermore, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, and/or us. We may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants. Any amounts we are required to expend defending any such claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may have increased business and litigation risks as a result of any direct sales by us of tenant-in-common interests in Section 1031 TIC transactions.

We may directly sell tenant-in-common interests in our properties to 1031 Participants, which may expose us to significant tax and securities disclosure risks. Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value. Furthermore, the

Internal Revenue Service may determine that the sale of tenant-in-common interests is a “prohibited transaction” under the Internal Revenue Code, which would cause all of the gain we realize from any such sale to be payable as a tax to the Internal Revenue Service, with none of such gain available for distribution to our stockholders. The Internal Revenue Service may conduct an audit of the purchasers of tenant-in-common interests and successfully challenge the qualification of the transaction as a like-kind exchange. In any such case, we may be named in or otherwise required to defend against any lawsuits brought by stockholders or 1031 Participants in connection with Section 1031 TIC Transactions in which we directly sell tenant-in-common interests. In addition, as a seller of tenant-in-common interests, we will be required to comply with applicable federal and state securities laws and to provide fair and adequate disclosure to 1031 Participants relating to the respective Section 1031 TIC Transaction. Any alleged failure by us to comply with these requirements could expose us to risks of litigation. Any amounts we are required to expend defending claims brought against us will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We are subject to certain risks in connection with our arrangements with a Behringer Exchange LLC.

We anticipate that, in connection with some of our property acquisitions, we currently or subsequently may become tenant-in-common owners of properties in which a Behringer Exchange LLC sells tenant-in-common interests to 1031 Participants. At the closing of certain properties acquired by a Behringer Exchange LLC, we may enter into a contractual arrangement with such entity providing that, (1) in the event that the Behringer Exchange LLC is unable to sell all of the co-tenancy interests in that property to 1031 Participants, we will purchase, at the Behringer Exchange LLC’s cost, any co-tenancy interests remaining unsold; (2) we will guarantee certain bridge loans associated with the purchase of the property in which tenant-in-common interests are to be sold; and/or (3) we will provide security for the guarantee of such bridge loans. Accordingly, in the event that a Behringer Exchange LLC is unable to sell all co-tenancy interests in one or more of its properties, we may be required to purchase the unsold co-tenancy interests in such property or properties. In any event, as an owner of tenant-in-common interests in properties, we will be subject to the risks that ownership of co-tenancy interests with unrelated third parties entails. Furthermore, to the extent we guarantee certain bridge loans associated with tenant-in-common transactions, we, as well as the co-tenants, will become liable for the lender’s customary carve-outs under the applicable mortgage loan financing documents, including but not limited to fraud or intentional misrepresentation by a co-tenant or a guarantor of the loan, physical waste of the property, misapplication or misappropriation of insurance proceeds, and failure to pay taxes.

If a substantial portion of the properties we acquire are in the form of tenant-in-common or other co-tenancy arrangements, then we will be subject to risks associated with such co-tenancy arrangements that otherwise may not be present in non-co-tenancy real estate investments.

We may enter in tenant-in-common or other co-tenancy arrangements with respect to a substantial portion of the properties we acquire. Whether acquired as a planned co-tenancy or as the result of an accommodation or other arrangement disclosed above, ownership of co-tenancy interests involves risks generally not otherwise present with an investment in real estate such as the following:

•	the risk that a co-tenant may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•
the possibility that an individual co-tenant might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-tenants owning interests in the property;

•
the possibility that a co-tenant might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•
the risk that a co-tenant could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities law and otherwise adversely affect the property and the co-tenancy arrangement; or

•
the risk that a default by any co-tenant would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-tenants.

Actions by a co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing investors’ returns.

In the event that our interests become adverse to those of the other co-tenants in a Section 1031 TIC Transaction, in certain cases we may not have the contractual right to purchase the co-tenancy interests from the other co-tenants. Even if we are given the opportunity to purchase such co-tenancy interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase such co-tenancy interests from the 1031 Participants.

In addition, we may desire to sell our co-tenancy interests in a given property at a time when the other co-tenants in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. Finally, it is anticipated that it will be much more difficult to find a willing buyer for our co-tenancy interests in a property than it would be to find a buyer for a property we owned outright.

Our participation in Section 1031 TIC Transactions may limit our ability to borrow funds in the future, which could adversely affect the value of our investments.

Section 1031 TIC Transaction agreements we may enter into that contain obligations to acquire unsold co-tenancy interests in properties may be viewed by institutional lenders as a contingent liability against our cash or other assets, which may limit our ability to borrow funds in the future. Furthermore, such obligations may be viewed by our lenders in such a manner as to limit our ability to borrow funds based on regulatory restrictions on lenders limiting the amount of loans they can make to any one borrower.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions.

We have not yet elected to be taxed as a REIT. In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT.

Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Internal Revenue Code. This means that we cannot assure investors that we will satisfy the REIT requirements in the future.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to qualify as a REIT would adversely affect our stockholders’ return on their investment.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.

In light of our opportunistic investment strategy, it is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Internal Revenue Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business) all income that we derive from such sale would be subject to a 100% tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than four years prior to its sale. Given our opportunistic investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary, or TRS, or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the stock we hold in all of our TRSs may not exceed 20% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 20% of the value or total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect our stockholders’ returns on their investment.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification. In addition, in connection with our Section 1031 TIC Transactions, we or one of our affiliates may enter into a number of contractual arrangements with a Behringer Exchange LLC whereby we will guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Exchange LLC. In consideration for entering into these agreements, we will be paid fees that could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification. If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four ensuing taxable years. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to qualify as a REIT would adversely affect our stockholders’ returns on their investment.

Recharacterization of the Section 1031 TIC Transactions may result in taxation of income from a prohibited transaction, which would diminish distributions to our stockholders.

In the event that the Internal Revenue Service were to recharacterize the Section 1031 TIC Transactions such that we, rather than the Behringer Exchange LLC, are treated as the bona fide owner, for tax purposes, of properties acquired and resold by the Behringer Exchange LLC in connection with the Section 1031 TIC Transactions, such characterization could result in the fees paid to us by the Behringer Exchange LLC as being deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 TIC Transactions would be subject to a 100% tax. If this occurs, our ability to make cash distributions to our stockholders will be adversely affected.

Stockholders may have tax liability on distributions they elect to reinvest in our common stock.

If stockholders elect to have their distributions reinvested in our common stock pursuant to our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested that does not represent a return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of the common stock received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce our cash available for distribution to our stockholders.

We intend to maintain the status of the operating partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to make distributions and the return on our stockholders’ investments. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state taxes on income as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce our cash available for distribution to our stockholders.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure investors that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Each stockholder is urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares. Each stockholder also should note that our counsel’s tax opinion assumes that no legislation will be enacted after the date of the prospectus that will be applicable to an investment in our shares.

Congress passed major federal tax legislation in 2003. One of the changes reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15%. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. Even with the reduction of the rate on dividends received by individuals, the combined maximum corporate federal tax rate is 44.75% and with the effect of state income taxes can exceed 50%. As a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would cause a REIT to be a less advantageous tax status for companies that invest in real estate, and it could become more advantageous for such companies to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the ability, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and to all investors and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Equity participation in mortgage loans may result in taxable income and gains from these properties which could adversely impact our REIT status.

If we participate under a mortgage loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property. This could affect our ability to qualify as a REIT.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.  Properties.

As of December 31, 2005, we had not acquired any assets. Subsequently, on March 1, 2006, we acquired a two-story office building containing approximately 70,705 rentable square feet (unaudited) and 12 below-grade executive parking spaces and surface parking for 257 vehicles located on approximately 6.14 acres (unaudited) of land in Minnetonka, Minnesota (the “Whitewater Property”). The purchase price of the Whitewater Property was approximately $9,000,000, excluding closing costs. We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

Item 3.  Legal Proceedings.

We are not a party to any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan.

In order for NASD members and their associated persons to participate in the Offering and sale of our shares of common stock, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to investors a per share estimated value of our common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated value of our common stock to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For those purposes, our estimated value of our common stock is $10 per share as of December 31, 2005. The basis for this valuation is the fact that the public offering price of our shares in the Offering is $10 per share (without regard to purchase price discounts for certain categories of purchasers). However, there is no public trading market for our common stock at this time, and there can be no assurance that investors would receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this estimated value reflect the distributions that the stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed in a liquidation of our company. Such a distribution upon liquidation is likely to be less than $10 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisitions and advisory fees, as described in more detail in the accompanying financial statements. We do not currently anticipate obtaining annual appraisals for the properties we acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. Until three full fiscal years after the later of the completion of the Offering or any subsequent offering of shares, we intend to use the offering price of shares in the most recent offering as the per share value reported in our annual reports; provided however, that if we sell a property and have made one or more special distributions to investors of all or a portion of the net proceeds from such sale, the value per share will be equal to the offering price in our most recent offering less the amount of net sale proceeds per share distributed to investors as a result of the sale of such property. Beginning three full fiscal years after the completion of the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate. Persons independent of us and independent of our advisor will perform such valuations.

We view our offering stage as complete upon the termination of our first public equity offering that is not followed by another public equity offering. For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, Behringer Harvard OP.

Share Redemption Program

On March 9, 2005, subject to SEC exemptive relief, our board of directors authorized a share redemption program, which has been amended from time to time, that enables our stockholders to sell their shares to us in limited circumstances. Following the receipt of SEC exemptive relief on October 5, 2005, our board of directors adopted the share redemption program on February 17, 2006. As of December 31, 2005, we had not repurchased any shares under this program. The per share redemption price equals:

•
prior to the time we begin having appraisals performed by an independent third party, the amount by which (a) the lesser of (i) 90% of the average price per share the original purchaser or purchasers of the shares paid to us for all of their shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the offering price of shares in our most recent offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our properties; or

•
after we begin obtaining appraisals performed by an independent third party, the lesser of (i) 100% of the average price per share the original purchaser or purchasers of the shares paid for all of their shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the net asset value per share, as determined by the most recent appraisal.

Subject to the limitations described in the prospectus and provided that the redemption request is made within 180 days of the event giving rise to the special circumstances described in the prospectus, we will waive the one-year holding requirement and redeem shares (1) upon the request of the estate, heir or beneficiary of a deceased stockholder; or (2) upon the disability of the stockholder or such stockholder’s need for long-term care, provided that the condition causing such disability or need for long-term care was not pre-existing on the date that such stockholder became a stockholder. The purchase price per share for shares redeemed upon the death or disability of the stockholder or upon such stockholder’s need for long-term care, until we begin having appraisals performed by an independent third-party, will be the amount by which (a) the average price per share that the stockholder actually paid for the shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our properties. The purchase price per share for shares redeemed upon the death of a stockholder or upon the disability of a stockholder or such stockholder’s need for long-term care after we begin obtaining appraisals performed by an independent third-party will be the net asset value per share as determined by the most recent appraisal.

In the discretion of our board of directors, we may also waive the one-year holding requirement and redeem shares due to other involuntary exigent circumstances surrounding the stockholder, such as bankruptcy, or due to a mandatory distribution requirement under a stockholder’s IRA, provided that the redemption request is made within 180 days of the event giving rise to such exigent circumstance.

We will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior the date of redemption. In addition, the cash available for redemption generally will be limited to 1% of the operating cash flow from the previous fiscal year, plus any proceeds from our distribution reinvestment plan.

In general, stockholders may present to us fewer than all of their shares for redemption, except that they must present for redemption at least 25% of their shares. However, provided that the redemption request is made within 180 days of the event giving rise to the special circumstances described in this sentence, where redemption is being requested:

•	on behalf of a deceased stockholder;

•	by a stockholder that is disabled or in need of long-term care;

•	by a stockholder due to other involuntary exigent circumstances, such as bankruptcy; or

•	by a stockholder due to a mandatory distribution under such stockholder’s IRA,

a minimum of 10% of the stockholder’s shares may be presented for redemption; provided, however, that any future redemption request by such stockholder must present for redemption at least 25% of such stockholder’s remaining shares. In the case of stockholders who undertake a series of partial redemptions, appropriate adjustments in the purchase price for the redeemed shares will be made so that the blended price per share for all redeemed shares is reflective of the original price per share of all shares purchased by such stockholder through the dates of each redemption.

In order to participate in our share redemption program, stockholders must have, and will be required to certify to us that they, acquired the shares to be redeemed by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his/her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law.

Our board of directors reserves the right to reject any request for redemption of shares or to terminate, suspend or amend the share redemption program at any time. Stockholders will have no right to request redemption of their shares after the shares are listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System.

Holders

As of March 15, 2006, we had approximately 4,905,000 shares of common stock outstanding held by a total of approximately 2,470 stockholders.

Distributions

We intend to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2006. As a REIT, we will be required to distribute at least 90% of our annual taxable income to our stockholders. Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of such offerings or from borrowings in anticipation of future cash flow.

There were no distributions declared or paid during the fiscal years ending December 31, 2005 or December 31, 2004, respectively.

Recent Sales of Unregistered Securities

We issued 21,739 shares of our common stock and 1,000 shares of convertible stock to Behringer Holdings for $201,000 in cash in conjunction with our inception in 2004. The shares of convertible stock will be converted into shares of common stock on a one-for-one basis if (1) the holders of the common stock have received distributions equal to the sum of the aggregate capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital contributions; or (2) the shares of common stock are listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System. We issued options to purchase 5,000 shares of our common stock at $9.10 per share to two of our three independent directors and 1,250 shares of our common stock at $9.10 per share to our other independent director on February 17, 2006 pursuant to the 2004 Stock Incentive Award Plan (the “Incentive Plan”). The options issued pursuant to the Incentive Plan become exercisable one year after the date of grant. These shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Rule 4(2) of the Securities Act.

Use of Proceeds from Registered Securities

As of December 31, 2005, we had sold 2,012,266 shares of our common stock on a best efforts basis pursuant to the Offering (declared effective September 20, 2005, SEC Registration No. 333-120847) for aggregate gross offering proceeds of $20,082,968.

The above-stated number of shares sold and the gross offering proceeds received from such sales does not include 21,739 shares of common stock purchased by Behringer Holdings in a private placement in 2004, prior to the commencement of the Offering.

From the commencement of the Offering through December 31, 2005, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount

Other expenses to affiliates*	$3,741,199
Other expenses to non-affiliates	26,190

Total expenses	$3,767,389

*“Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through December 31, 2005, the net offering proceeds to us from the Offering, after deducting the total expenses paid and accrued described above, were $16,315,579. None of these net offering proceeds were used, since no acquisitions had occurred through December 31, 2005.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	11,000,000*
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	11,000,000

 * Includes 11,000,000 shares authorized for issuance pursuant to awards not yet granted under our 2004 Stock Incentive Award Plan.

Item 6.  Selected Financial Data.

We were formed on November 23, 2004, and did not commence operations until November 9, 2005, when we accepted the minimum amount of subscriptions pursuant to the Offering. Accordingly, the following selected financial data for the year ended December 31, 2005 is not comparable to the period from inception (November 23, 2004) through December 31, 2004. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our consolidated financial statements.

	As of	As of
	December 31, 2005	December 31, 2004

Total assets	$19,107,332	$201,313

Long-term debt obligations	$-	$-
Other liabilities	2,693,673	-
Stockholders' equity	16,413,659	201,313
Total liabilities and stockholders' equity	$19,107,332	$201,313

	Year ended December 31, 2005	From inception November 23, 2004) through December 31, 2004

Revenues	$-	$-

General and administrative	159,163	-
Total expenses	159,163	-

Interest income	55,930	313
Net income (loss)	$(103,233)	$313

Basic and diluted earnings (loss) per share	$(0.59)	$0.01

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we will evaluate these estimates, including investment impairment. These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Below is a discussion of the accounting policies that we consider will be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment Impairments

For real estate we will wholly own, our management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we will own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. No impairment charges have been taken in 2005 or 2004.

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

Overview

We were formed primarily to invest in and operate real estate or real estate related assets on an opportunistic basis. At December 31, 2005, we had not acquired any assets.

On September 20, 2005, our Registration Statement on Form S-11 (File No. 333-120847), covering the Offering of up to 40,000,000 shares of common stock to be offered at a price of $10.00 per share was declared effective under the Securities Act of 1933. The Offering also includes up to 8,000,000 shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan.

On October 27, 2005, the conditions of our escrow agreement with Citibank Texas, N.A. were satisfied and as a result, operations commenced on November 9, 2005 upon acceptance of initial subscriptions. On November 9, 2005, we had received and accepted subscriptions for 441,204 shares of common stock for gross offering proceeds of $4,408,510. As of December 31, 2005, we had accepted subscriptions for 2,034,005 shares of our common stock, including 21,739 shares owned by Behringer Holdings. As of December 31, 2005, we had no shares of preferred stock issued and outstanding.

Results of Operations

Fiscal year ended December 31, 2005 compared to the period of November 23, 2004 (date of inception) through December 31, 2004

From the period beginning November 23, 2004 (date of inception) through December 31, 2004, we had no operations. We commenced operations when we received and accepted subscriptions for a minimum of $2,000,000 pursuant to the Offering on November 9, 2005. As a result, our consolidated financial results for the year ended December 31, 2005 are not comparable to results for the period from November 23, 2004 (date of inception) through December 31, 2004.

Results of operations for the year ended December 31, 2005 consisted primarily of the following:

General & Administrative Expenses. General and administrative expense of $159,163 was comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Interest Income. Interest income of $55,930 represents interest income on funds on deposit net of bank fees. As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.

Results in the period from November 23, 2004 (date of inception) through December 31, 2004 consisted of $313 in interest income on funds held by us.

Cash Flow Analysis

We commenced operations when we received and accepted subscriptions for a minimum of $2,000,000 pursuant to the Offering on November 9, 2005. As a result, our consolidated financial results for the year ended December 31, 2005 are not comparable to results for the period from November 23, 2004 (date of inception) through December 31, 2004.

Cash flows used in operating activities for the year ended December 31, 2005 were $100,537 and were primarily comprised of the net loss of $103,233 and changes in working capital accounts of $2,696. During the year ended December 31, 2004, cash flows provided by operating activities were $313, which consisted of net income.

Cash flows from financing activities for the year ended December 31, 2005 were $18,460,109 and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $16,315,579 and $2,158,017 in payables to affiliates for organizational and offering expenses. There were no cash flows from financing activities for the period ended December 31, 2004.

Liquidity and Capital Resources

The amount of distributions payable to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code. Operating cash flows are expected to increase as properties are acquired in the development of our investment portfolio.

Our principal demands for funds will be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions and mortgage loan investments will be met from operations, and cash needs for property acquisitions will be met from public offerings of our shares. However, there may be a delay between the sale of our shares and our purchase of properties and mortgage loan investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our operations. Our advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Contractual Obligations

We had no contractual obligations as of December 31, 2005.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) No. 123R, “Share-Based Payment,” a revision to FASB No. 123 “Accounting for Stock-Based Compensation” was issued in December 2004. The Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the measurement and recognition of the cost of the employee services received in exchange for an award of equity instruments for goods or services. The Statement is effective for us as of January 1, 2006. The Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement did not have a material effect on our financial condition, results of operations, or liquidity.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, we intend to include provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 8.  Financial Statements and Supplementary Data.

The information required by this Item 8 is provided in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 2, 2005, we retained the services of Deloitte & Touche LLP as our independent auditors to replace our former independent auditors, PricewaterhouseCoopers LLP. This engagement and replacement was approved by our Audit Committee. We reported this information in a Current Report on Form 8-K dated September 2, 2005. During the fiscal year, and any subsequent interim period prior to September 2, 2005, we did not consult with Deloitte & Touche LLP regarding any matters noted in Items 304(a) of Regulation S-K.

There have been no “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, involving Deloitte & Touche LLP that occurred within the fiscal year.

Item 9A.    Controls and Procedures.

As required by Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2005, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2005, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2006, which will be filed with the Securities and Exchange Commission on or about May 1, 2006, and is incorporated herein by reference.

Item 11.    Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2006, which will be filed with the Securities and Exchange Commission on or about May 1, 2006, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2006, which will be filed with the Securities and Exchange Commission on or about May 1, 2006, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2006, which will be filed with the Securities and Exchange Commission on or about May 1, 2006, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 29, 2006, which will be filed with the Securities and Exchange Commission on or about May 1, 2006, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    List of Documents Filed.

1.	Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules

All financial statement schedules have been omitted because the required information of such schedules is not present in amounts sufficient to require a schedule or is included in the financial statements.

3.	Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)    Financial Statement Schedules.

All financial statement schedules have been omitted because the required information of such schedules is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard OPPORTUNITY REIT I, Inc.

Dated: March 31, 2006	By:	/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2006	/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

March 31, 2006	/s/ Robert S. Aisner
Robert S. Aisner
President and Director

March 31, 2006	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

March 31, 2006	/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer
(Principal Accounting Officer)

March 31, 2006	/s/ Barbara C. Bufkin
Barbara C. Bufkin
Director

March 31, 2006	/s/ Robert J. Chapman
Robert J. Chapman
Director

March 31, 2006	/s/ Steven J. Kaplan
Steven J. Kaplan
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the Year ended December 31, 2005 and for the period from November 23, 2004 (date of inception) through December 31, 2004	F-4

Consolidated Statements of Stockholders’ Equity for the Year ended December 31, 2005 and for the period from November 23, 2004 (date of inception) through December 31, 2004	F-5

Consolidated Statements of Cash Flows for the Year ended December 31, 2005 and for the period from November 23, 2004 (date of inception) through December 31, 2004	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT I, Inc.:

We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005 and for the period from November 23, 2004 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and for the period from November 23, 2004 (date of inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2006

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$18,560,885	$201,313
Restricted cash	460,470	-
Prepaid expenses and other assets	85,977	-
Total assets	$19,107,332	$201,313

Liabilities and stockholders' equity
Payables to affiliates	$2,158,017	$-
Accrued liabilities	88,673	-
Subscriptions for common stock	446,983	-
Total liabilities	2,693,673	-

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares
authorized, none outstanding	-	-
Convertible stock, $.0001 par value per share;
1,000 shares authorized, 1,000 shares issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 2,034,005 and 21,739 shares issued and outstanding
at December 31, 2005 and December 31, 2004, respectively	203	2
Additional paid-in capital	16,516,376	200,998
Retained earnings (deficit)	(102,920)	313
Total stockholders' equity	16,413,659	201,313
Total liabilities and stockholders' equity	$19,107,332	$201,313

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Operations

		From inception
		(November 23, 2004)
	Year ended	through
	December 31, 2005	December 31, 2004

Total revenues	$-	$-

Expenses
General and administrative	159,163	-
Total expenses	159,163	-

Interest income	55,930	313
Net income (loss)	$(103,233)	$313

Basic and diluted weighted average shares
outstanding	174,833	21,739

Basic and diluted earnings (loss) per share	$(0.59)	$0.01

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Stockholders' Equity

	Convertible Stock		Common Stock		Additional	Retained	Total
	Number of	Par	Number of	Par	Paid In	Earnings	Stockholders'
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity

Balance, November 23, 2004
(Date of Inception)	-	$-	-	$-	$-	$-	$-

Cash received from sale of
convertible stock	1,000	-	-	-	1,000	-	1,000

Cash received from sale of
common stock	-	-	21,739	2	199,998	-	200,000

Net income						313	313
Balance at December 31, 2004	1,000	-	21,739	2	200,998	313	201,313

Issuance of common stock, net	-	-	2,012,266	201	16,315,378	-	16,315,579

Net loss						(103,233)	(103,233)

Balance at December 31, 2005	1,000	$-	2,034,005	$203	$16,516,376	$(102,920)	$16,413,659

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Cash Flows

		From inception
		(November 23, 2004)
	Year ended	through
	December 31, 2005	December 31, 2004

Cash flows from operating activities:
Net income (loss)	$(103,233)	$313
Adjustments to reconcile net income (loss) to net cash
flows (used in) provided by operating activities:
Change in prepaid expenses and other assets	(85,977)	-
Change in accrued liabilities	88,673	-
Cash (used in) provided by operating activities	(100,537)	313

Cash flows from financing activities:
Issuance of common stock	20,082,968	-
Offering costs	(3,767,389)	-
Change in subscription cash received	(460,470)	-
Change in subscriptions for common stock	446,983	-
Change in payables to affiliates	2,158,017
Cash flows provided by financing activities	18,460,109	-

Net change in cash and cash equivalents	18,359,572	313
Cash and cash equivalents at beginning of period	201,313	201,000
Cash and cash equivalents at end of period	$18,560,885	$201,313

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

1.    Business and Organization

Business

Behringer Harvard Opportunity REIT I, Inc. was organized in Maryland on November 23, 2004 and intends to qualify as a real estate investment trust (“REIT”). We were formed primarily to invest in and operate real estate or real estate related assets on an opportunistic basis. We are currently offering our common stock pursuant to a public offering that commenced on September 20, 2005 (the “Offering”) and is described below.

We commenced our Offering of shares of our common stock on September 20, 2005 and commenced operations on November 9, 2005 upon our acceptance of initial subscriptions for 441,204 shares of common stock, which satisfied the minimum offering requirement of $2,000,000 established for the Offering. Prior to November 2005, we were considered a development stage entity.

Substantially all of our business will be conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP”). We own a 0.1% interest in Behringer Harvard OP as its sole general partner. The remaining 99.9% of Behringer Harvard OP is held as a limited partner’s interest by BHO Partners, LLC, a Delaware limited liability company, which is our wholly-owned subsidiary.

Our advisor is Behringer Harvard Opportunity Advisors I LP (“Behringer Opportunity Advisors”), a Texas limited partnership formed in 2004. Behringer Opportunity Advisors is our affiliate responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

Organization

On September 20, 2005, we commenced a public offering of up to 40,000,000 shares of common stock to be offered at a price of $10 per share, pursuant to a Registration Statement on Form S-11 declared effective under the Securities Act of 1933. The Registration Statement also covers the offering of up to 8,000,000 shares of common stock to be offered at a price of $9.50 per share pursuant to our distribution reinvestment plan.

Stockholders, after their initial purchase of shares, may elect to make cash investments of $25.00 or more in additional shares of common stock at regular intervals as part of the our automatic purchase plan.

As of December 31, 2005, we had accepted subscriptions for 2,034,005 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, LLC (“Behringer Holdings”). As of December 31, 2005, we had no shares of preferred stock issued and outstanding.

We admit new stockholders pursuant to the Offering at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

We intend to use the proceeds from our Offering, after deducting offering expenses, primarily to acquire commercial properties, such as office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouse and distribution facilities, and motel and hotel properties.

Unless liquidated earlier, we anticipate causing the shares of common stock to be listed for trading on a national securities exchange or for quotation on The Nasdaq National Market System or liquidating our real estate portfolio on or before the sixth anniversary of the termination of the Offering. Depending upon the then- prevailing market conditions, it is our intention to consider beginning the process of liquidation within three to six years after the termination of the Offering.

In the event that we do not obtain such listing prior to the sixth anniversary of the termination of the Offering, unless a majority of our board of directors and a majority of our independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

2.    Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of our subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force 04-5, “Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we will allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships. Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions will be based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships will be determined by applying a fair value model. The estimates of fair value of in-place leases will include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management will include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also will include costs to execute similar leases, including leasing commissions, legal and tenant improvements, as well as an estimate of the likelihood of renewal, as determined by management on a tenant-by-tenant basis.

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

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders. We admit new stockholders at least monthly. Upon acceptance of stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors and officers insurance.

Impairments

For real estate we will wholly own, our management will monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we will own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. There were no impairment charges during the year ended December 31, 2005 and for the period from inception (November 23, 2004) through December 31, 2004.

Deferred Financing Fees

Deferred financing fees will be recorded at cost and will be amortized using a straight-line method that approximates the effective interest method over the life of the related debt.

Revenue Recognition

We will recognize rental income generated from all leases on real estate assets that we consolidate on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Some leases may contain provisions for the tenants’ payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent will be recognized as revenue after the related revenue threshold is met.

Offering Costs

Our advisor funds all of the organization and offering costs on our behalf. We are required to reimburse them for such organization and offering costs up to 2% of the cumulative capital raised in the Offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs. All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

Income Taxes

We currently account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method of SFAS 109, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse.

Our management will evaluate plans to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for our taxable year ending December 31, 2006. We believe that, commencing with the taxable year for which such election is made, we will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code.

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on income that we distribute currently to our stockholders.

Stock Based Compensation

We have one stock-based employee and director compensation plan. We account for this plan under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and related interpretations.

Concentration of Credit Risk

At December 31, 2005, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in one financial institution. We regularly monitor the financial stability of the financial institution and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Earnings per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Our convertible stock was excluded from the calculation of earnings per share because the effect would be anti-dilutive for the year ended December 31, 2005 and for the period from inception (November 23, 2004) through December 31, 2004.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Our current business consists only of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets. Management evaluates operating performance on an individual property level. However, as each of our properties will have similar economic characteristics, our properties will be aggregated into one reportable segment.

3.    New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) No. 123R, “Share-Based Payment,” a revision to FASB No. 123 “Accounting for Stock-Based Compensation,” was issued in December 2004. The Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the measurement and recognition of the cost of the employee services received in exchange for an award of equity instruments for goods or services. The Statement is effective for us as of January 1, 2006. The Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

4.    Stockholders’ Equity

Capitalization

As of December 31, 2005, we were authorized to issue 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of non-participating, non-voting, convertible stock (“Convertible Stock”). All shares of such stock have a par value of $.0001 per share. On November 23, 2004 (date of inception), we sold 1,000 shares of convertible stock and 21,739 shares of common stock to Behringer Holdings for $201,000 in cash. The shares of Convertible Stock will be converted into shares of common stock if (1) the holders of the common stock have received distributions equal to the sum of the aggregate capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital contributions; or (2) the shares of common stock are listed for trading on a national securities exchange or for quotation on The Nasdaq National Market System. Conversion of the Convertible Stock may be limited by our Board of Directors if it determines that full conversion may jeopardize our qualifications as a REIT. The terms of the Convertible Stock provide that, generally, Behringer Holdings, as the holder of such shares, will receive shares of common stock with a value equal to 15% of the amount that the sum of the enterprise value, as defined, plus distributions paid to stockholders exceeds the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital. Our Board of Directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.

As of December 31, 2005, we had accepted subscriptions for 2,034,005 shares of our common stock, including 21,739 shares owned by Behringer Holdings. As of December 31, 2005, we had no shares of preferred stock issued and outstanding.

Share Redemption Program

Our board of directors has authorized and adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year. The purchase price for the redeemed shares is set forth in the prospectus for our Offering of common stock. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to 1% of operating cash flow for the previous fiscal year plus proceeds of our distribution reinvestment plan. As of December 31, 2005, no shares were redeemed.

5.    Stock Plans

2004 Stock Incentive Award Plan

The Behringer Harvard Opportunity REIT I, Inc. 2004 Amended and Restated Incentive Award Plan (Incentive Award Plan) approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, provides for the automatic grant of stock options to non-employee directors. A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. No awards have been granted under such plan as of December 31, 2005.

6.    Related Party Transactions

Certain of our affiliates receive fees and compensation in connection with the Offering. The following is a summary of the related party fees and compensation we incurred during the year ended December 31, 2005. No such fees were incurred in the period from November 23, 2004 (date of inception) through December 31, 2004.

		Total capitalized
	Total	to offering
	incurred	costs

For the year-ended ended December 31, 2005

Behringer Securities, commissions and dealer manager fees	$1,777,367	$1,777,367

Behringer Advisors I, organization and offering expenses	1,963,832	1,963,832

Total	$3,741,199	$3,741,199

Behringer Securities LP (“Behringer Securities”), our affiliated dealer-manager for the Offering, receives commissions of up to 7% of gross offering proceeds before reallowances of commissions earned by participating broker-dealers; provided that Behringer Securities will receive 1% of the gross proceeds of purchases pursuant to our distribution reinvestment plan. Behringer Securities reallows 100% of the commissions earned to participating broker-dealers. In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities will not receive dealer manager fees pursuant to our distribution reinvestment plan. Behringer Securities reallows a portion of its dealer manager fees of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and bona fide due diligence expense reimbursement. In the year ended December 31, 2005, Behringer Securities’ commissions and dealer manager fees totaled $1,372,907 and $404,460, respectively and all were capitalized as offering costs in “Additional paid-in capital” on our balance sheet. In the period ended December 31, 2004, there were no commissions and dealer manager fees paid to Behringer Securities, as the Offering did not commence until September 20, 2005.

Behringer Opportunity Advisors, or its affiliates, receives up to 2% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Offering. For the year ended December 31, 2005, $1,963,832 of organization and offering expenses had been incurred by Behringer Opportunity Advisors on our behalf. For the year ended December 31, 2005, organization and offering expenses reimbursable by us totaled $1,963,832, including $262,765 reimbursed and $1,701,067 of reimbursements payable. The $1,701,067 of offering costs payable as of December 31, 2005 is included in “Payables to affiliates” on our balance sheet. All of the $1,963,832 of organization and offering expenses to be reimbursed by us through December 31, 2005 had been recorded as a reduction of additional paid-in capital. In the period ended December 31, 2004, there were no organization and offering expenses paid, as the Offering did not commence until September 20, 2005. Behringer Opportunity Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities.

Our advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 2.5% of the funds advanced in respect of a loan.

Our advisor or its affiliates will also receive debt financing fees of 1% of the amount available to us under a debt financing originated, refinanced or assumed by or for us. It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing with us.

Our advisor or its affiliates will also receive reimbursement of acquisition expenses up to 0.5% of the contract price of each asset, or with respect to a mortgage, up to 0.5% of the funds advanced.

We expect to pay HPT Management Services LP (“HPT Management”), our property manager and an affiliate of ours, fees for the management and leasing of our properties. Such fees are expected to equal 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents is such area.

We will pay our advisor a monthly asset management fee of one-twelfth of 0.75% of aggregate asset value.

Our advisor or its affiliates also will be paid a disposition fee if our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties. In such event, we will pay our advisor (1) in the case of the sale of real property, the lesser of: (A) one-half of the aggregate brokerage commission paid (including the subordinate disposition fee) or if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such assets. This fee shall not be earned or paid unless and until the investors have received total distributions in an amount equal to or in excess of the sum of the aggregate capital contributions by investors plus a 10% cumulative, non-compounded, annual return on such capital contributions. Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after investors have received total distributions equal to or in excess of the sum of their aggregate capital contributions plus a 10% annual, cumulative, non-compounded return on such capital contributions, then our advisor is entitled to receive an additional participation in net sale proceeds fee equal to 15% of remaining net sale proceeds. This amount is reduced by the value of any partial conversion of the Convertible Stock. However, upon conversion in full of the Convertible Stock, we will not be required to pay any participation in net sale proceeds.

Also, upon listing of our common stock for trading on a national securities exchange or for quotation on The Nasdaq National Market System, an incentive listing fee up to 15% of the amount by which the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds the sum of the aggregate capital contributions by investors plus a 10% annual, cumulative, non-compounded return on such capital contributions, will be paid to our advisor. The incentive listing fee will be reduced by the value of the shares of common stock issued upon conversion of the Convertible Stock. However, upon conversion in full of the Convertible Stock, we will not be required to pay any incentive listing fee.

In addition, upon termination of the advisory agreement with our advisor, a performance fee of 15% of the amount by which our appraised asset value at the time of such termination less our indebtedness, plus cash and cash equivalents at the time of termination plus total distributions paid to the our stockholders through the termination date exceeds the aggregate capital contributed by investors plus payment to the investors of a 10% annual, cumulative, non-compounded return on the capital contributed by investors will be paid to our advisor as a performance fee. No performance fee will be paid if we have already paid or become obligated to pay our advisor an incentive listing fee. The performance fee will be reduced by the value of the shares of common stock issued upon partial conversion of the Convertible Stock. However, upon conversion in full of the Convertible Stock, we will not be required to pay any performance fee.

We will reimburse our advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, subject to the limitation that we will not reimburse for any amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2% of our average invested assets, or (ii) 25% of our net income.

We will pay a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, we will not pay a development fee to an affiliate of our advisor if our advisor or any of its affiliates elects to receive an acquisition and advisory fee based on the cost of such development.

We are dependent on Behringer Opportunity Advisors, Behringer Securities and HPT Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies were unable to provide us with the respective services, we would be required to obtain such services from other sources.

7.    Income Taxes

The provisions for current federal and state income taxes and deferred federal and state income taxes before and after the valuation allowance are as follows:

		From inception
		(November 23, 2004)
	Year ended	through
	December 31, 2005	December 31, 2004
Current expense (benefit) Federal and State	$-	$47
Deferred expense (benefit) Federal and State	(36,131)	-
Total income tax (benefit) before valuation allowance	(36,131)	47

Valuation allowance	36,131	-
Total income tax (benefit) after valuation allowance	$-	$47

The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2005 and 2004 are presented below:

		From inception
		(November 23, 2004)
	Year ended	through
	December 31, 2005	December 31, 2004

Deferred tax assets:
Net operating loss carryforwards	$34,557	$-
Basis difference in start-up, organization and other costs	1,574	-
Total deferred tax assets	36,131	-
Less valuation allowance	(36,131)	-
Net deferred tax assets	$-	$-

For the tax year ended December 31, 2005, we incurred operating losses that are carried forward for federal income tax purposes. However, we intend to elect to be treated as a real estate investment trust for subsequent tax years and accordingly will not be subject to federal income tax, assuming that certain organizational and operating requirements are met. As a result, we are not expecting to realize the future benefit of the deferred tax assets. Consequently, the deferred tax assets have been fully reserved.

8.    Fair Value Disclosure of Financial Instruments

We determined the following disclosure of estimated fair values using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents and restricted cash are short term and/or highly liquid in nature. Accordingly, fair value approximates the carrying values of these items.

The fair value estimate presented herein is based on information available to our management as of December 31, 2005. Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

9.    Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2005 and the period from November 23, 2004 (date of inception) through December 31, 2004 (in thousands, except per share data):

	2005 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues	$-	$-	$-	$-
Net income (loss)	$585	$(8,513)	$(1,607)	$(93,698)
Weighted average shares outstanding	21,739	21,739	21,739	629,124
Basic and diluted income (loss) per share	$0.03	$(0.40)	$(0.07)	$(0.15)

	2004 Quarter Ended
				December 31

Revenues				$-
Net income				$313
Weighted average shares outstanding				21,739
Basic and diluted income per share				$0.01

10.    Subsequent Events

On March 9, 2006, we entered into a Property Acquisition Agreement with Behringer Opportunity Advisors, Behringer Harvard Strategic Opportunity Fund II LP, a Texas limited partnership (“Behringer Strategic Fund II”) and Behringer Harvard Strategic Advisors II LP, a Texas limited partnership (“Behringer Strategic Advisors II”). The property acquisition agreement provides that we have an exclusive right of first refusal to acquire each and every Investment Asset. An Investment Asset is defined as real estate or real estate related assets or other investment opportunities that are potentially suitable for both us and Behringer Strategic Fund II.

On March 9, 2006, Behringer Harvard OP and HPT Management entered into an Amended and Restated Property Management and Leasing Agreement (the “Amended Property Management Agreement”). The Amended Property Management Agreement provides that in circumstances where the seller of a property requires us to retain a third party property manager, often an affiliate of the seller, as a condition to the sale of such property, we will pay HPT Management an oversight fee equal to 1% of the gross revenues generated by that property in addition to any fees paid to the third party property manager. In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.

On March 1, 2006, we acquired a two-story office building containing approximately 70,705 rentable square feet (unaudited) and 12 below-grade executive parking spaces and surface parking for 257 vehicles located on approximately 6.14 acres (unaudited) of land in Minnetonka, Minnesota (the “Whitewater Property”). The purchase price of the Whitewater Property was approximately $9,000,000, excluding closing costs. We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

EXHIBIT INDEX

Exhibit Number	Description

1.1
Form of Dealer Manager Agreement (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

3.1
Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

3.2	Bylaws of the Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on November 30, 2004)
3.2(a)	Amendment to Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)
4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit B to prospectus dated September 20, 2005)
4.2	Amended and Restated Distribution Reinvestment Plan, effective as of April 5, 2006 (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)
4.3	Automatic Purchase Plan of the Registrant, effective as of September 20, 2005 (included as Appendix D to prospectus dated September 20, 2005)
10.1
Form of Agreement of Limited Partnership of Behringer Harvard Opportunity OP I, LP (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

10.2
Form of Advisory Agreement by and between Registrant and Behringer Harvard Opportunity Advisors I LP (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

10.3
Amended and Restated Property Management and Leasing Agreement among the Registrant, Behringer Harvard Opportunity OP I, LP and HPT Management Services LP (previously filed in and incorporated by reference to Form 8-K filed on March 15, 2006)

10.4
Escrow Agreement between the Registrant and Citibank Texas, N.A (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

10.5
Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

10.6	Form of Stock Option Agreement under Amended and Restated 2004 Incentive Award Plan (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)
10.7
Sale, Purchase and Escrow Agreement by and between Metropolitan Life Insurance Company and Harvard Property Trust, LLC and Chicago Title Insurance Company regarding the Whitewater Property (previously filed in and incorporated by reference to Form 8-K filed on March 7, 2006)

10.8	Assignment of Sale, Purchase and Escrow Agreement by Harvard Property Trust, LLC and Behringer Harvard Opportunity OP I, LP regarding the Whitewater Property (previously filed in and incorporated by reference to Form 8-K filed on March 7, 2006)

10.9
Property Acquisition Agreement by and among the Registrant, Behringer Harvard Opportunity Advisors I LP, Behringer Harvard Strategic Opportunity Fund II LP, and Behringer Harvard Strategic Advisors II LP (previously filed in and incorporated by reference to Form 8-K filed on March 15, 2006)

16.1
Letter Regarding Change in Certifying Accountant (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Financial Officers