Form 10-Q
period 2006-03-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2006-05-15
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 000-51961

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
Yes ☐   No ☒

As of May 1, 2006, Behringer Harvard Opportunity REIT I, Inc. had 7,322,903 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2006

PART I

FINANCIAL INFORMATION

Item 1.           Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2006	2005

Assets
Real estate
Land	$975,975	$—
Building, net	7,146,334	—
Total real estate	8,122,309	—

Cash and cash equivalents	45,182,969	18,560,885
Restricted cash	361,160	460,470
Accounts receivable	112,899	—
Prepaid expenses and other assets	63,948	85,977
Lease intangibles, net	1,205,797	—
Total assets	$55,049,082	$19,107,332

Liabilities and stockholders’ equity
Liabilities
Payables to affiliates	$1,994,061	$2,158,017
Acquired below market leases, net	249,848	—
Accrued liabilities	308,138	88,673
Subscriptions for common stock	324,294	446,983
Total liabilities	2,876,341	2,693,673

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 6,024,517 and 2,034,005 share issued and outstanding at March 31, 2006 and December 31, 2005, respectively	602	203
Additional paid-in capital	52,143,788	16,516,376
Retained earnings (deficit)	28,351	(102,920)
Total stockholders’ equity	52,172,741	16,413,659
Total liabilities and stockholders’ equity	$55,049,082	$19,107,332

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005

Rental revenue	$119,043	$—

Expenses
Property operating expense	21,724	—
Real estate taxes	20,984	—
Property management fees	4,905	—
Asset management fees	5,495	—
General and administrative	160,158	—
Depreciation and amortization	42,824	—
Total expenses	256,090	—

Interest income	268,318	585

Net income	$131,271	$585

Basic and diluted weighted average shares outstanding	3,764,889	21,739

Basic and diluted income per share	$0.03	$0.03

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Convertible Stock		Common Stock		Additional	Retained	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid In Capital	Earnings (Deficit)	Stockholders’ Equity

Balance at January 1, 2005	1,000	$—	21,739	$2	$200,998	$313	$201,313

Issuance of common stock, net	—	—	2,012,266	201	16,315,378	—	16,315,579

Net loss						(103,233)	(103,233)

Balance at December 31, 2005	1,000	—	2,034,005	203	16,516,376	(102,920)	16,413,659

Issuance of common stock, net	—	—	3,990,512	399	35,627,412	—	35,627,811

Net income						131,271	131,271

Balance at March 31, 2006	1,000	$—	6,024,517	$602	$52,143,788	$28,351	$52,172,741

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net income	$131,271	$525
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	36,680	—
Change in accounts receivable	(112,899)	—
Change in prepaid expenses and other assets	28,781	—
Change in accrued liabilities	160,222	—
Change in payables to affiliates	10,400	—
Cash provided by operating activities	254,455	525

Cash flows from investing activities:
Purchase of real estate	(9,062,446)	—
Cash used in investing activities	(9,062,446)	—

Cash flows from financing activities:
Issuance of common stock	41,380,683	—
Offering costs	(5,752,872)	—
Change in subscriptions for common stock	(122,689)	—
Change in subscription cash received	99,309	—
Change in payables to affiliates	(174,356)	—
Cash flows provided by financing activities	35,430,075	—

Net change in cash and cash equivalents	26,622,084	525
Cash and cash equivalents at beginning of period	18,560,885	—
Cash and cash equivalents at end of period	$45,182,969	$525

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                          Organization

Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on November 23, 2004 and intends to qualify as a real estate investment trust (“REIT”).  We were formed primarily to invest in and operate real estate or real estate related assets on an opportunistic basis.  We are currently offering our common stock pursuant to a public offering that commenced on September 20, 2005 (the “Offering”) and is described below.

We commenced our Offering of shares of our common stock on September 20, 2005 and commenced operations on November 9, 2005 upon our acceptance of initial subscriptions for 441,204 shares of common stock, which satisfied the minimum offering requirement of $2,000,000 established for the Offering.  Prior to November 9, 2005, we were considered a development stage entity.  Our first real estate acquisition was completed on March 1, 2006 with the purchase of a two-story office building in Minnetonka, Minnesota (the “Whitewater Property”).

Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP”).  We own a 0.1% interest in Behringer Harvard OP as its sole general partner.  The remaining 99.9% of Behringer Harvard OP is held as a limited partner’s interest by BHO Partners, LLC, a Delaware limited liability company, which is our wholly-owned subsidiary.

Our advisor is Behringer Harvard Opportunity Advisors I LP (“Behringer Opportunity Advisors”), a Texas limited partnership organized in 2004.  Behringer Opportunity Advisors is our affiliate responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

2.                          Public Offering

On September 20, 2005, we commenced a public offering of up to 40,000,000 shares of common stock offered at a price of $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covers the Offering of up to 8,000,000 shares of common stock to be offered at a price of $9.50 per share pursuant to our distribution reinvestment plan (the “DRIP”).

Stockholders, after their initial purchase of shares, may elect to make cash investments of $25.00 or more in additional shares of common stock at regular intervals as part of the our automatic purchase plan.

As of March 31, 2006, we had accepted subscriptions for 6,024,517 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, LLC (“Behringer Holdings”).  As of March 31, 2006, we had 1,000 shares of non-participating, non-voting convertible stock (“Convertible Stock”) issued and outstanding and no shares of preferred stock issued and outstanding.

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

Our common stock is not currently listed on a national exchange.  Unless liquidated earlier, our management anticipates listing the common stock on a national securities exchange or for quotation on the Nasdaq National Market System or liquidating our real estate portfolio on or before the sixth anniversary of the termination of the Offering.  Depending upon the then-prevailing market conditions, it is the intention of our management to

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

consider beginning the process of listing or liquidating within three to six years after the termination of the Offering.  In the event that we do not obtain such listing prior to the sixth anniversary of the termination of the Offering, unless a majority of our board of directors and a majority of our independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

3.                          Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2006 and consolidated statements of operations and cash flows for the periods ended March 31, 2006 and 2005 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our consolidated financial position as of March 31, 2006 and December 31, 2005 and our consolidated results of operations and cash flows for the periods ended March 31, 2006 and 2005.

4.                          Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.  Accumulated depreciation associated with the tangible assets of our wholly-owned property was approximately $24,000 at March 31, 2006.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable terms of the respective leases.  We record the fair value of above-market and below-market in-place leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancellable terms of the respective leases.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the initial term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated useful lives of our lease intangibles as of March 31, 2006 range from 3.5 years to 8.5 years.

Accumulated amortization associated with the lease intangibles of our consolidated property was approximately $13,000 at March 31, 2006.

Anticipated amortization associated with lease intangibles for the period from April 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
April 1, 2006 - December 31, 2006	$115,672
2007	154,229
2008	154,229
2009	131,705
2010	86,657

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

As of March 31, 2006, accumulated depreciation and amortization related to wholly-owned real estate assets and related lease intangibles were as follows:

	Building and Improvements	In-Place Leases	Acquired Below-Market Leases
Cost	$7,170,162	$1,224,793	$(255,992)
Less: depreciation and amortization	(23,828)	(18,996)	6,144
Net	$7,146,334	$1,205,797	$(249,848)

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

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to our wholly-owned property.  There was no allowance for doubtful accounts for the three months ended March 31, 2006.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of our consolidated property.

Investment Impairments

For real estate we wholly own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we will own through an investment in a joint venture, tenant-in-common (“TIC”) interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value.  An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the three months ended March 31, 2006.

Deferred Financing Fees

Deferred financing fees will be recorded at cost and will be amortized using a method that approximates the effective interest method over the life of the related debt.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Some leases may contain provisions for the tenant’s payment of additional rent after certain tenant sales revenue thresholds are met.  Such contingent rent is recognized as revenue after the related revenue threshold is met.  We had no contingent rent for the three months ended March 31, 2006 and 2005.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2006 and 2005 was $3,901 and none, respectively.  As discussed above, our rental revenue also includes amortization of above and below market in-place leases.

Organizational and Offering Costs

Our advisor funds organization and offering costs on our behalf.  We are required to reimburse our advisor for such organization and offering costs up to 2% of the cumulative capital raised in the Offering.  Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs.  All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

Income Taxes

We currently account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  Under the liability method of SFAS No. 109, deferred taxes are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse.

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

Stock Based Compensation

We have a stock-based incentive award plan for our directors and consultants and employees, directors and consultants of our affiliates.  We account for this plan under the “modified prospective” method of SFAS No. 123R, “Share-Based Payment.”  In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123R, prior period amounts were not restated.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.  For the three months ended March 31, 2006, we had no significant compensation cost related to this incentive award plan.

Concentration of Credit Risk

At March 31, 2006, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in one financial institution.  We regularly monitor the financial stability of the financial institution and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Earnings per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period.  Our Convertible Stock was excluded from the calculation of earnings per share because the effect would be anti-dilutive for the period ended March 31, 2006.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

5.                                      Acquisitions

On March 1, 2006, we acquired the Whitewater Property, a two-story office building containing approximately 70,705 rentable square feet (unaudited), located on approximately 6.14 acres (unaudited) of land in Minnetonka, Minnesota.  The purchase price of the Whitewater Property was approximately $9,000,000, excluding closing costs.  We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

6.                                      Stockholders’ Equity

Capitalization

As of March 31, 2006, we were authorized to issue 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of Convertible Stock.  All shares of such stock have a par value of $.0001 per share.  On November 23, 2004 (date of inception), we sold 1,000 shares of Convertible Stock and 21,739 shares of common stock to Behringer Holdings for $201,000 in cash.  The shares of Convertible Stock will be converted into shares of common stock if (1) the holders of the common stock have received distributions equal to the sum of the aggregate capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital contributions; or (2) the shares of common stock are listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System.  Conversion of the Convertible Stock may be limited by our board of directors if it determines that full conversion may jeopardize our qualifications as a REIT.  The terms of the Convertible Stock provide that, generally, Behringer Holdings, as the holder of such shares, will receive shares of common stock with a value equal to 15% of the amount that the sum of the enterprise value, as defined, plus distributions paid to stockholders exceeds the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital.  Our board of directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.

As of March 31, 2006, we had accepted subscriptions for 6,024,517 shares of our common stock, including 21,739 shares owned by Behringer Holdings.  As of March 31, 2006, we had 1,000 shares of our Convertible Stock issued and outstanding and no shares of preferred stock issued and outstanding.

Share Redemption Program

Our board of directors has authorized and adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year.  The purchase price for the redeemed shares is set forth in the prospectus for our Offering of common stock.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  As of March 31, 2006, no shares were redeemed.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Incentive Award Plan

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and employees, directors and consultants of our affiliates.  A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan.  An option to acquire 1,250 shares was awarded to an independent board member on February 17, 2006 when he was elected to our board of directors.  In addition, on that date, an option to acquire 5,000 shares of our common stock was awarded to each of the other two independent board members.

7.                          Related Party Arrangements

Certain of our affiliates receive fees and compensation in connection with the Offering.  The following is a summary of the related party fees and compensation we incurred during the three months ended March 31, 2006.  No such fees were incurred in the three months ended March 31, 2005.

		Total reduction	Total
	Total	of additional	capitalized	Total
For the three months ended March 31, 2006	incurred	paid-in capital	to real estate	expensed
Behringer Securities, commissions and dealer manager fees	$3,504,696	$3,504,696	$—	$—

Behringer Opportunity Advisors, reimbursement of organization and offering expenses	801,926	801,926	—	—

Behringer Opportunity Advisors, acquisition, advisory fees and expenses	270,000	—	270,000	—

HPT Management, property management and leasing fees	4,905	—	—	4,905

Behringer Opportunity Advisors, asset management fees	5,495	—	—	5,495

Total	$4,587,022	$4,306,622	$270,000	$10,400

Behringer Securities LP (“Behringer Securities”), our affiliated dealer-manager for the Offering, receives commissions of up to 7% of gross offering proceeds before reallowances of commissions earned by participating broker-dealers; provided that Behringer Securities will receive 1% of the gross proceeds of purchases pursuant to our DRIP.  Behringer Securities reallows 100% of the commissions earned to participating broker-dealers.  In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities will not receive dealer manager fees pursuant to our DRIP.  Behringer Securities reallows a portion of its dealer manager fees of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees and bona fide due diligence expense reimbursement.  In the three months ended March 31, 2006, Behringer Securities’ commissions and dealer manager fees totalled $2,702,770 and $801,926, respectively and all were capitalized as offering costs in additional paid-in capital on our balance sheet.  In the three months ended March 31, 2005, there were no commissions and dealer manager fees paid to Behringer Securities, as the Offering did not commence until September 20, 2005.

Behringer Opportunity Advisors, or its affiliates, receives up to 2% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Offering.  As of March 31, 2006, $2,585,773 of organization and offering expenses had been incurred by Behringer Opportunity Advisors on our behalf.  As of March 31, 2006, organization and offering expenses reimbursable by us totalled $2,585,773, including $1,206,386 reimbursed and $1,379,387 of reimbursements payable. The $1,379,387 of offering costs payable as of March 31, 2006 is included in “Payables to affiliates” on our balance sheet.  All of the $1,206,386 of organization and offering expenses to be reimbursed by us through March 31, 2006 had been recorded as a reduction of additional paid-in capital.  For the three months ended March 31, 2006, $801,926 of organization and offering expenses were to be reimbursed by us, of which all was recorded as a reduction of additional paid-in capital.  In the three months ended March 31, 2005, there were no organization and offering expenses paid, as the

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Offering did not commence until September 20, 2005.  Behringer Opportunity Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Our advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 2.5% of the funds advanced in respect of a loan.  Our advisor or its affiliates also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a mortgage, up to 0.5% of the funds advanced.  In the three months ended March 31, 2006, our advisor earned $225,000 in acquisition and advisory fees for our first real estate acquisition.  We capitalized these fees as part of our real estate.

Our advisor or its affiliates will also receive debt financing fees of 1% of the amount of any debt made available to us.  It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing with us.

We pay HPT Management Services LP (“HPT Management”), our property manager and an affiliate of ours, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed such fees of $4,905 in the three months ended March 31, 2006.

We pay our advisor an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value of the last day of the immediately preceding month.  For the three months ended March 31, 2006, we incurred and expensed $5,495 of asset management fees.

Behringer Opportunity Advisors or its affiliates is paid a disposition fee if our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we pay our advisor (1) in the case of the sale of real property, the lesser of:  (A) one-half of the aggregate brokerage commission paid (including the subordinate disposition fee) or if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such assets.  This fee shall not be earned or paid unless and until the investors have received total distributions in an amount equal to or in excess of the sum of the aggregate capital contributions by investors plus a 10% cumulative, non-compounded, annual return on such capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after investors have received total distributions equal to or in excess of the sum of their aggregate capital contributions plus a 10% annual, cumulative, non-compounded return on such capital contributions, then our advisor is entitled to receive an additional participation in net sale proceeds fee equal to 15% of remaining net sale proceeds less the amount that our debt for borrowed money exceeds the aggregate book value of our remaining assets.  The subordinated participation in net sales proceeds will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

Upon listing of our common stock for trading on a national securities exchange or for quotation on the Nasdaq National Market System, an incentive listing fee up to 15% of the amount by which the market value of our outstanding stock plus distributions paid by us prior to listing exceeds the sum of the aggregate capital contributions by investors plus a 10% annual, cumulative, non-compounded return on such capital contributions will be paid to

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

our advisor.  The subordinated participation in net sales proceeds will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

In addition, upon termination of the advisory agreement with our advisor, we will pay our advisor a performance fee of 15% of the amount by which (A) our appraised asset value at the time of such termination less our indebtedness, plus cash and cash equivalents at the time of termination plus total distributions paid to our stockholders through the termination date exceeds (B) the aggregate capital contributed by investors plus payment to the investors of a 10% annual, cumulative, non-compounded return on the capital contributed by investors.  No performance fee will be paid if we have already paid or become obligated to pay our advisor an incentive listing fee.  The subordinated participation in net sales proceeds will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

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

8.                                      Subsequent Events

We issued approximately 1,300,000 shares of our common stock between April 1, 2006 and May 1, 2006, resulting in gross proceeds to us of approximately $13,000,000.

9.                                      Recently Announced Accounting Pronouncements

We adopted SFAS No. 123R, “Share-Based Payment,” a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” on January 2, 2006.  The Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the measurement and recognition of the cost of the employee services received in exchange for an award of equity instruments for goods or services.  The adoption of this Statement did not have a material effect on our financial condition, results of operations, or liquidity.

We adopted SFAS Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and SFAS Statement No. 3, on January 1, 2006.  The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this Statement did not have a material effect on our financial condition, results of operations, or liquidity.

In April 2006, the FASB issued FASB Staff Position FIN 46R-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R,” that will become effective beginning the third quarter of 2006.  FIN 46R-6 clarifies that the variability to be considered in applying FIN 46R shall be based on an analysis of

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

the design of the variable interest entity.  The adoption of this Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and the notes thereto:

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of the financial condition of us and our subsidiaries, our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K, as filed with the SEC.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we will evaluate these estimates, including investment impairment.  These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.  Our most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating our real estate related investments for impairment.

Below is a discussion of the accounting policies that we consider will be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment Impairments

For real estate we wholly own, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  No impairment charges have been taken for the three months ended March 31, 2006.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets to be acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable terms of the respective leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancellable terms of the respective leases.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

Overview

We were formed primarily to invest in and operate real estate or real estate related assets on an opportunistic basis.

As of March 31, 2006, we owned one property located in Minnetonka, Minnesota.

On September 20, 2005, our Registration Statement on Form S-11 (File No. 333-120847), covering the Offering of up to 40,000,000 shares of common stock to be offered at a price of $10.00 per share was declared effective under the Securities Act.  The Offering also includes up to 8,000,000 shares of common stock at a price of $9.50 per share pursuant to our DRIP.

On October 27, 2005, the conditions of our escrow agreement with Citibank Texas, N.A. were satisfied and as a result, operations commenced on November 9, 2005 upon acceptance of initial subscriptions.  On November 9, 2005, we had received and accepted subscriptions for 441,204 shares of common stock for gross offering proceeds of $4,408,510.  As of March 31, 2006, we had accepted subscriptions for 6,024,517 shares of our common stock, including 21,739 shares owned by Behringer Holdings, for gross offering proceeds of $59,904,278.  As of March 31, 2006, we had no shares of preferred stock issued and outstanding and 1,000 shares of Convertible Stock issued and outstanding.

Results of Operations

We commenced active operations when we made our first real estate acquisition on March 1, 2006 with the purchase of the Whitewater Property.  Accordingly, our results of operations for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, reflect significant increases in most categories.

Three months ended March 31, 2006 as compared to three months ended March 31, 2005

Revenue. Rental revenue was $119,043 for the three months ended March 31, 2006 and was comprised of revenue, including adjustments for straight line rent and amortization of above and below market leases, from the Whitewater Property from date of acquisition, March 1, 2006, through March 31, 2006.  During the three months ended March 31, 2005, we did not own any real estate.  Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

Property Operating Expense. Property operating expense for the three months ended March 31, 2006 was $21,724 and was comprised of operating expenses from the Whitewater Property from date of acquisition, March 1, 2006, through March 31, 2006.  During the three months ended March 31, 2005, we did not own any real estate.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2006 were $20,984 and were comprised of real estate taxes from the Whitewater Property from date of acquisition, March 1, 2006, through March 31, 2006.  During the three months ended March 31, 2005, we did not own any real estate.

Property Management Fees. Property management fees for the three months ended March 31, 2006 were $4,905 and were comprised of property management fees from the Whitewater Property from date of acquisition, March 1, 2006, through March 31, 2006.  During the three months ended March 31, 2005, we did not own any real estate.

Asset Management Fees. Asset management fees for the three months ended March 31, 2006 were $5,495 and were comprised of asset management fees from the Whitewater Property from date of acquisition, March 1, 2006, through March 31, 2006.  During the three months ended March 31, 2005, we did not own any real estate.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2006 were $160,158 and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.  During the three months ended March 31, 2005, we had no general and administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2006 was $42,824 and was comprised of depreciation and amortization of the Whitewater Property from date of acquisition, March 1, 2006, through March 31, 2006.  During the three months ended March 31, 2005, we did not own any real estate.

Interest Income. Interest income for the three months ended March 31, 2006 and 2005 was $268,318 and $585, respectively, and represented interest income on funds on deposit net of bank fees.  As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.

Cash Flow Analysis

We commenced active operations when we made our first real estate acquisition on March 1, 2006 with the purchase of the Whitewater Property.  As a result, our cash flows for the three months ended March 31, 2006 are not comparable to the cash flows for the three months ended March 31, 2005.

Cash flows provided by operating activities for the three months ended March 31, 2006 were $254,455 and were comprised of net income of $131,271, changes in working capital accounts of $86,504, and depreciation and amortization of $36,680.  There were no cash flows from operating activities for the three months ended March 31, 2005 due to the lack of real estate investments and corporate activity.

Cash flows used in investing activities for the three months ended March 31, 2006 were $9,062,446 and represented the acquisition of the Whitewater Property.  During the three months ended March 31, 2005, we had not yet begun to operate.

Cash flows provided by financing activities for the three months ended March 31, 2006 were $35,430,075 and were comprised primarily of funds received from the issuance of stock, net of offering costs of $35,627,811.  During the three months ended March 31, 2005, we had not yet begun to operate.

Liquidity and Capital Resources

The amount of distributions payable to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Internal Revenue Code.  Operating cash flows are expected to increase as properties are acquired in the development of our investment portfolio.

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

Contractual Obligations

We had no contractual obligations as of March 31, 2006.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties.  Our management’s objectives with regard to interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.           Controls and Procedures.

As required by Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There has been no change in internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                       Legal Proceedings.

We are not party to, and our property is not subject to, any material pending legal proceedings.

Item 1A.              Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 31, 2006, we had sold 6,002,778 shares of our common stock on a best efforts basis pursuant to the Offering (declared effective September 20, 2005, SEC Registration No. 333-120847) for aggregate gross offering proceeds of $59,904,278.

The above-stated number of shares sold and the gross offering proceeds received from such sales does not include 21,739 shares of common stock purchased by Behringer Holdings in a private placement in 2004, prior to the commencement of the Offering.

From the commencement of the Offering through March 31, 2006, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount

Other expenses to affiliates *	$7,867,836
Other expenses to non-affiliates	93,052

Total expenses	$7,960,888

*“Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

The net offering proceeds to us, after deducting the total expenses incurred and described above, were $51,943,390.

From the commencement of the Offering through March 31, 2006, we had used $9,062,446 of such net offering proceeds to purchase real estate.  Of the amount used for the purchase of real estate, $270,000 was paid to Behringer Opportunity Advisors, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4.                       Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2006.

Item 5.                       Other Information.

None.

Item 6.                       Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: May 15, 2006	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Chief Executive and Financial Officers

* In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.