Form 10-Q
period 2006-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2006-08-14
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-51961

Behringer Harvard Opportunity REIT I, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1862323
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001

(Address of Principal Executive Offices)

(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (866) 655-1620

None

(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐   No ☒

As of August 1, 2006, Behringer Harvard Opportunity REIT I, Inc. had 10,812,772 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2006

PART I

FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005

Assets
Real estate
Land	$975,975	$—
Building, net	7,081,654	—
Total real estate	8,057,629	—

Cash and cash equivalents	75,294,543	18,560,885
Restricted cash	377,757	460,470
Accounts receivable	24,990	—
Prepaid expenses and other assets	34,041	85,977
Escrow deposits	4,224,538	—
Lease intangibles, net	1,146,230	—
Total assets	$89,159,728	$19,107,332

Liabilities and stockholders’ equity
Liabilities
Payables to affiliates	$1,612,153	$2,158,017
Acquired below-market leases, net	233,403	—
Accrued liabilities	243,093	88,673
Subscriptions for common stock	373,658	446,983
Total liabilities	2,462,307	2,693,673

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 9,859,736 and 2,034,005 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	986	203
Additional paid-in capital	86,228,106	16,516,376
Retained earnings (deficit)	468,329	(102,920)
Total stockholders’ equity	86,697,421	16,413,659
Total liabilities and stockholders’ equity	$89,159,728	$19,107,332

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Rental revenue	$355,201	$—	$474,244	$—

Expenses
Property operating expenses	113,918	—	135,642	—
Real estate taxes	60,532	—	81,516	—
Property management fees	14,742	—	19,647	—
Asset management fees	16,485	—	21,980	—
General and administrative	211,610	8,979	371,768	8,979
Depreciation and amortization	131,429	—	174,253	—
Total expenses	548,716	8,979	804,806	8,979

Interest income	633,493	466	901,811	1,051

Net income (loss)	$439,978	$(8,513)	$571,249	$(7,928)

Weighted average shares outstanding:
Basic	7,914,406	21,739	5,851,111	21,739
Diluted	7,926,986	21,739	5,860,605	21,739

Earnings (loss) per share:
Basic	$0.06	$(0.39)	$0.10	$(0.36)
Diluted	$0.06	$(0.39)	$0.10	$(0.36)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Convertible Stock		Common Stock		Additional	Retained	Total
	Number of	Par	Number of	Par	Paid-In	Earnings	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity

Balance at January 1, 2005	1,000	$—	21,739	$2	$200,998	$313	$201,313

Issuance of common stock, net	—	—	2,012,266	201	16,315,378	—	16,315,579

Net loss	—	—	—	—	—	(103,233)	(103,233)

Balance at December 31, 2005	1,000	—	2,034,005	203	16,516,376	(102,920)	16,413,659

Issuance of common stock, net	—	—	7,825,731	783	69,711,730	—	69,712,513

Net income	—	—	—	—	—	571,249	571,249

Balance at June 30, 2006	1,000	$—	9,859,736	$986	$86,228,106	$468,329	$86,697,421

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net income (loss)	$571,249	$(7,928)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	151,663	—
Change in accounts receivable	(24,990)	—
Change in prepaid expenses and other assets	58,688	(3,302)
Change in accrued liabilities	95,176	—
Cash provided by (used in) operating activities	851,786	(11,230)

Cash flows from investing activities:
Purchase of real estate	(9,069,627)	—
Escrow deposits on real estate to be acquired	(4,224,538)	—
Change in restricted cash	(4,099)	—
Cash used in investing activities	(13,298,264)	—

Cash flows from financing activities:
Issuance of common stock	78,054,998	—
Offering costs	(8,342,485)	—
Change in subscriptions for common stock	(73,325)	—
Change in subscription cash received	86,812	—
Change in payables to affiliates	(545,864)	12,500
Cash provided by financing activities	69,180,136	12,500

Net change in cash and cash equivalents	56,733,658	1,270
Cash and cash equivalents at beginning of period	18,560,885	201,313
Cash and cash equivalents at end of period	$75,294,543	$202,583

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

Our advisor is Behringer Harvard Opportunity Advisors I LP (“Behringer Opportunity Advisors”), a Texas limited partnership organized in 2004.  Behringer Opportunity Advisors is our affiliate and is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

2.                          Public Offering

On September 20, 2005, we commenced a public offering of up to 40,000,000 shares of common stock at a price of $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covers the Offering of up to 8,000,000 shares of common stock to be offered at a price of $9.50 per share pursuant to our distribution reinvestment plan (the “DRIP”).

Stockholders, after their initial purchase of shares, may elect to make cash investments of $25.00 or more in additional shares of common stock at regular intervals as part of our automatic purchase plan.

As of June 30, 2006, we had accepted subscriptions for 9,859,736 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, LLC (“Behringer Holdings”).  As of June 30, 2006, we had 1,000 shares of non-participating, non-voting convertible stock (“Convertible Stock”) issued and outstanding and no shares of preferred stock issued and outstanding.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2006 and consolidated statements of operations and cash flows for the periods ended June 30, 2006 and 2005 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2006 and December 31, 2005 and our consolidated results of operations and cash flows for the periods ended June 30, 2006 and 2005.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.  Accumulated depreciation associated with the tangible assets of our wholly-owned property was approximately $96,000 at June 30, 2006.

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

We amortize the value of in-place leases to expense over the initial term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The remaining estimated useful lives of our acquired lease intangibles as of June 30, 2006 range from 3.2 years to 8.2 years.

Accumulated amortization associated with the acquired lease intangibles of our consolidated property was approximately $56,000 at June 30, 2006.

Anticipated amortization associated with acquired lease intangibles for the period from July 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows:

Lease Intangibles
July 1, 2006 - December 31, 2006	$77,114
2007	154,229
2008	154,229
2009	131,705
2010	86,657

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2006, accumulated depreciation and amortization related to wholly-owned real estate assets and related lease intangibles were as follows:

			Acquired
	Building and	In-Place	Below-Market
	Improvements	Leases	Leases
Cost	$7,177,344	$1,224,793	$(255,992)
Less: depreciation and amortization	(95,690)	(78,563)	22,589
Net	$7,081,654	$1,146,230	$(233,403)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  We admit new stockholders at least monthly.  Upon acceptance of stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Restricted cash as of June 30, 2006 also includes approximately $4,099 held in escrow for insurance, taxes and other reserves for our consolidated property.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants related to our wholly-owned property.  There was no allowance for doubtful accounts as of June 30, 2006.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of our consolidated property.

Escrow Deposits

Escrow deposits primarily consist of deposits for the purchase of properties that we have contracted to acquire.

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

For real estate we will own through an investment in a joint venture, tenant-in-common (“TIC”) interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value.  An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the six months ended June 30, 2006.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Deferred Financing Fees

Deferred financing fees will be recorded at cost and will be amortized using a method that approximates the effective interest method over the life of the related debt.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2006 was $14,980.  As discussed above, our rental revenue also includes amortization of above- and below-market in-place leases.

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

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and employees, directors and consultants of our affiliates.  We account for this plan under the “modified prospective” method of SFAS No. 123R, “Share-Based Payment.”  In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123R, prior period amounts were not restated.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.  For the six months ended June 30, 2006, we had no significant compensation cost related to this incentive award plan.

Concentration of Credit Risk

At June 30, 2006, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in three financial institutions.  We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Earnings per Share

Earnings per share (“EPS”) are calculated based on the weighted average number of shares outstanding during each period.  Diluted EPS includes the effects of dilutive stock options and Convertible Stock outstanding during each period using the treasury stock method.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the reconciliation between weighted average shares outstanding used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2006.  The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for the three and six months ended June 30, 2005, as the potential effect of Convertible Stock would have been anti-dilutive.

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006

Weighted average shares for basic earnings per share	7,914,406	5,851,111
Effect of stock options	11,580	8,494
Effect of convertible stock	1,000	1,000
Weighted average shares for diluted earnings per share	7,926,986	5,860,605

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

6.                                      Stockholders’ Equity

Capitalization

As of June 30, 2006, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of Convertible Stock.  All shares of such stock have a par value of $.0001 per share.  As of June 30, 2006, we had issued 9,859,736 shares of our common stock, including 21,739 shares owned by Behringer Holdings.  As of June 30, 2006, we had 1,000 shares of our Convertible Stock issued and outstanding and no shares of preferred stock issued and outstanding.

As of June 30, 2006, we had options to purchase 26,250 shares of stock outstanding at a weighted average exercise price of $9.10.  On November 23, 2004 (date of inception), we sold 1,000 shares of Convertible Stock and 21,739 shares of common stock to Behringer Holdings for $201,000 in cash.  The shares of Convertible Stock will be converted into shares of common stock if (1) the holders of the common stock have received distributions equal to the sum of the aggregate capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital contributions; or (2) the shares of common stock are listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System.  Conversion of the Convertible Stock may be limited by our board of directors if it determines that full conversion may jeopardize our qualifications as a REIT.  The terms of the Convertible Stock provide that, generally, Behringer Holdings, as the holder of such shares, will receive shares of common stock with a value equal to 15% of the amount that the sum of the enterprise value, as defined, plus distributions paid to stockholders exceeds the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital.  Our board of directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Share Redemption Program

Our board of directors has authorized and adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year.  The purchase price for the redeemed shares is set forth in the prospectus for our Offering of common stock.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  As of June 30, 2006, no shares had been redeemed.  The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.

Incentive Award Plan

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and employees, directors and consultants of our affiliates.  A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan.  An option to acquire 1,250 shares was awarded to an independent board member on February 17, 2006 when he was elected to our board of directors.  In addition, on that date, an option to acquire 5,000 shares of our common stock was awarded to each of the other two independent board members. On June 29, 2006, an option to acquire 5,000 shares of our common stock was awarded to each of the three independent board members.

7.                          Related Party Arrangements

Certain of our affiliates receive fees and compensation in connection with the Offering.  The following is a summary of the related party fees and compensation we incurred during the six months ended June 30, 2006.  No such fees were incurred in the six months ended June 30, 2005.

	Total	Total reduction of additional	Total capitalized	Total
For the six months ended June 30, 2006	incurred	paid-in capital	to real estate	expensed
Behringer Securities, commissions and dealer manager fees	$6,849,573	$6,849,573	$—	$—

Behringer Opportunity Advisors, reimbursement of organization and offering expenses	1,579,962	1,579,962	—	—

Behringer Opportunity Advisors, acquisition, advisory fees and expenses	270,000	—	270,000	—

HPT Management, property management and leasing fees	19,647	—	—	19,647

Behringer Opportunity Advisors, asset management fees	21,980	—	—	21,980
Total	$8,741,162	$8,429,535	$270,000	$41,627

Behringer Securities LP (“Behringer Securities”), our affiliated dealer-manager for the Offering, receives commissions of up to 7% of gross offering proceeds before reallowances of commissions earned by participating broker-dealers; provided that Behringer Securities will receive 1% of the gross proceeds of purchases pursuant to our DRIP.  Behringer Securities reallows 100% of the commissions earned to participating broker-dealers.  In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities will not receive dealer manager fees pursuant

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

to our DRIP.  Behringer Securities may reallow all or a portion of its dealer manager fees in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for actual out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  In the six months ended June 30, 2006, Behringer Securities’ commissions and dealer manager fees totaled $5,269,611 and $1,579,962, respectively and all were capitalized as offering costs in additional paid-in capital on our balance sheet.  In the six months ended June 30, 2005, there were no commissions and dealer manager fees paid to Behringer Securities, as the Offering did not commence until September 20, 2005.

Behringer Opportunity Advisors, or its affiliates, receives up to 2% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Offering.  As of June 30, 2006, $3,325,659 of organization and offering expenses had been incurred by Behringer Opportunity Advisors on our behalf.  As of June 30, 2006, organization and offering expenses reimbursable by us totaled $3,325,659, including $1,984,421 reimbursed and $1,341,238 of reimbursements payable. The $1,341,238 of offering costs payable as of June 30, 2006 is included in “Payables to affiliates” on our balance sheet.  All of the $1,984,421 of organization and offering expenses reimbursed by us through June 30, 2006 has been recorded as a reduction of additional paid-in capital.  For the six months ended June 30, 2006, $1,579,962 of organization and offering expenses were reimbursed by us, of which all was recorded as a reduction of additional paid-in capital.  In the six months ended June 30, 2005, there were no organization and offering expenses paid, as the Offering did not commence until September 20, 2005.  Behringer Opportunity Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Our advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 2.5% of the funds advanced in respect of a loan.  Our advisor or its affiliates also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a mortgage, up to 0.5% of the funds advanced.  In the six months ended June 30, 2006, our advisor earned $225,000 in acquisition and advisory fees and $45,000 in acquisition expense reimbursement for our first real estate acquisition.  We capitalized these fees as part of our real estate.

Our advisor or its affiliates will also receive debt financing fees of 1% of the amount of any debt made available to us.  It is anticipated that our advisor will pay some or all of these fees to third parties with whom it subcontracts to coordinate financing with us.

We pay HPT Management Services LP (“HPT Management”), our property manager and an affiliate of ours, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed such fees of $19,647 in the six months ended June 30, 2006.

We pay our advisor an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value of the last day of the immediately preceding month.  For the six months ended June 30, 2006, we incurred and expensed $21,980 of asset management fees.

Behringer Opportunity Advisors or its affiliates is paid a disposition fee if our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we pay our advisor (1) in the case of the sale of real property, the lesser of:  (A)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Upon listing of our common stock for trading on a national securities exchange or for quotation on the Nasdaq National Market System, an incentive listing fee up to 15% of the amount by which the market value of our outstanding stock plus distributions paid by us prior to listing exceeds the sum of the aggregate capital contributions by investors plus a 10% annual, cumulative, non-compounded return on such capital contributions will be paid to our advisor.  The subordinated participation in net sales proceeds will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our Convertible Stock.

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

8.                                      Subsequent Events

On July 3, 2006, we entered into an Extended Rate Lock Agreement with Barclays Capital Real Estate Inc. (“Barclays”) to lock a base interest rate of 6.33% for $19,000,000 in future borrowings (“Barclays Rate Lock”).  As of June 30, 2006, deposits under the Barclays Rate Lock totaled $190,000 and are included as “Escrow deposits” on our balance sheet.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

On July 6, 2006, our board of directors declared an initial distribution to current stockholders at a 2.0% annualized rate.  Distributions will begin in the third quarter and will be paid monthly.  Investors may choose to receive cash distributions or purchase additional shares through the available distribution reinvestment program.

On July 13, 2006, we acquired an eight-story office building containing approximately 226,338 rentable square feet (unaudited) located on approximately 12.6 acres (unaudited) of land in Middleton, Massachusetts (“Ferncroft Corporate Center”).  The contract purchase price of Ferncroft Corporate Center, exclusive of closing costs and initial escrows, was approximately $27,000,000.  We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

We issued approximately 953,000 shares of our common stock between July 1, 2006 and August 1, 2006, resulting in gross proceeds to us of approximately $9,500,000.

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

We adopted SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and SFAS No. 3, on January 1, 2006.  The statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this statement did not have a material effect on our financial condition, results of operations, or liquidity.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R,” that will become effective beginning the third quarter of 2006.  FIN 46R-6 clarifies that the variability to be considered in applying FIN 46R shall be based on an analysis of the design of the variable interest entity.  The adoption of this FSP is not expected to have a material effect on our financial condition, results of operations, or liquidity.

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

For real estate we own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we compare the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. There were no impairment charges for the six months ended June 30, 2006.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

As of June 30, 2006, we owned one property located in Minnetonka, Minnesota.

On September 20, 2005, our Registration Statement on Form S-11 (File No. 333-120847), covering the Offering of up to 40,000,000 shares of common stock to be offered at a price of $10.00 per share was declared effective under the Securities Act. The Offering also includes up to 8,000,000 shares of common stock at a price of $9.50 per share pursuant to our DRIP.

On October 27, 2005, the conditions of our escrow agreement with Citibank Texas, N.A. were satisfied and as a result, operations commenced on November 9, 2005 upon our acceptance of initial subscriptions. On November 9, 2005, we received and accepted subscriptions for 441,204 shares of common stock for gross offering proceeds of $4,408,510. As of June 30, 2006, we had accepted subscriptions for 9,859,736 shares of our common stock, including 21,739 shares owned by Behringer Holdings, for gross offering proceeds of $98,137,966. As of June 30, 2006, we had no shares of preferred stock issued or outstanding and 1,000 shares of Convertible Stock issued and outstanding.

Results of Operations

We commenced active operations when we made our first real estate acquisition on March 1, 2006 with the purchase of the Whitewater Property. Accordingly, our results of operations for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, reflect significant increases.

Three months ended June 30, 2006 as compared to three months ended June 30, 2005

Rental Revenue. Rental revenue was $355,201 for the three months ended June 30, 2006 and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from the Whitewater Property. During the three months ended June 30, 2005, we did not own any real estate. Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2006 was $113,918 and was comprised of operating expenses from the Whitewater Property. During the three months ended June 30, 2005, we did not own any real estate.

Real Estate Taxes. Real estate taxes for the three months ended June 30, 2006 were $60,532 and were comprised of real estate taxes from the Whitewater Property. During the three months ended June 30, 2005, we did not own any real estate.

Property Management Fees. Property management fees for the three months ended June 30, 2006 were $14,742 and were comprised of property management fees from the Whitewater Property. During the three months ended June 30, 2005, we did not own any real estate.

Asset Management Fees. Asset management fees for the three months ended June 30, 2006 were $16,485 and were comprised of asset management fees from the Whitewater Property. During the three months ended June 30, 2005, we did not own any real estate.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2006 were $211,610, as compared to $8,979 for the three months ended June 30, 2005, and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses. The increased amount in 2006 was due to increased corporate activity in the current fiscal year.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2006 was $131,429 and was comprised of depreciation and amortization of the Whitewater Property. During the three months ended June 30, 2005, we did not own any real estate.

Interest Income. Interest income for the three months ended June 30, 2006 was $633,493 and was comprised of interest income on funds on deposit, net of bank fees. As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. During the three months ended June 30, 2005, we earned $466 in interest income. The increase in interest income in 2006 is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Six months ended June 30, 2006 as compared to six months ended June 30, 2005

Rental Revenue. Rental revenue was $474,244 for the six months ended June 30, 2006 and was comprised of revenue, including adjustments for straight-line rent and amortization of above- and below-market leases, from the Whitewater Property from date of acquisition, March 1, 2006, through June 30, 2006. During the six months ended June 30, 2005, we did not own any real estate. Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2006 was $135,642 and was comprised of operating expenses from the Whitewater Property from date of acquisition, March 1, 2006, through June 30, 2006. During the six months ended June 30, 2005, we did not own any real estate.

Real Estate Taxes. Real estate taxes for the six months ended June 30, 2006 were $81,516 and were comprised of real estate taxes from the Whitewater Property from date of acquisition, March 1, 2006, through June 30, 2006. During the six months ended June 30, 2005, we did not own any real estate.

Property Management Fees. Property management fees for the six months ended June 30, 2006 were $19,647 and were comprised of property management fees from the Whitewater Property from date of acquisition, March 1, 2006, through June 30, 2006. During the six months ended June 30, 2005, we did not own any real estate.

Asset Management Fees. Asset management fees for the six months ended June 30, 2006 were $21,980 and were comprised of asset management fees from the Whitewater Property from date of acquisition, March 1, 2006, through June 30, 2006. During the six months ended June 30, 2005, we did not own any real estate.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2006 were $371,768, as compared to $8,979 for the six months ended June 30, 2005, and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses. The increased amount in 2006 was due to increased corporate activity in the current fiscal year.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2006 was $174,253 and was comprised of depreciation and amortization of the Whitewater Property from date of acquisition, March 1, 2006, through June 30, 2006. During the six months ended June 30, 2005, we did not own any real estate.

Interest Income. Interest income for the six months ended June 30, 2006 was $901,811 and represented interest income on funds on deposit, net of bank fees. As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income. During the six months ended June 30, 2005, we earned $1,051 in interest income. The increase in interest income in 2006 is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Cash Flow Analysis

We commenced active operations when we made our first real estate acquisition on March 1, 2006 with the purchase of the Whitewater Property. As a result, our cash flows for the six months ended June 30, 2006 are not comparable to the cash flows for the six months ended June 30, 2005.

Cash flows provided by operating activities for the six months ended June 30, 2006 were $851,786 and were comprised of net income of $571,249, changes in working capital accounts of $128,874, and the adjustment for depreciation and amortization of $151,663. During the six months ended June 30, 2005, cash flows used in operating activities were $11,230 and were primarily comprised of the net loss of $7,928, and were significantly lower than the six months ended June 30, 2006 due to the lack of real estate investments and less corporate activity in during the six months ended June 30, 2005.

Cash flows used in investing activities for the six months ended June 30, 2006 were $13,298,264 and primarily represented the acquisition of the Whitewater Property for $9,069,627 and escrow deposits of $4,224,538 for Ferncroft Corporate Center which was acquired on July 13, 2006. During the six months ended June 30, 2005, there were no cash flows from investing activities as we had not yet begun to invest.

Cash flows provided by financing activities for the six months ended June 30, 2006 were $69,180,136 and were comprised primarily of funds received from the issuance of stock, net of offering costs of $69,712,513, offset by $545,864 in payables to affiliates. During the six months ended June 30, 2005, cash flows provided by financing activities were $12,500 and were comprised of the change in payables to affiliates.

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

Our principal demands for funds will be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions and mortgage loan investments will be met from operations, and cash needs for property acquisitions will be met from the public offering of our shares. However, there may be a delay between the sale of our shares and our purchase of properties and mortgage loan investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our operations. Our advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf. Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

We expect to meet our future short-term operating liquidity requirements through net cash provided by our current property operations and the operations of properties to be acquired in the future. Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss) as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our calculation of FFO for the three and six months ended June 30, 2006 is presented below:

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006

Net income	$439,978	$571,249
Preferred stock dividends	—	—
Net income allocable to common stock	$439,978	$571,249

Real estate depreciation	71,863	95,690
Real estate amortization	43,120	55,973
Funds from operations (FFO)	$554,961	$722,912

GAAP weighted average shares	7,914,406	5,851,111

Contractual Obligations

We had no contractual obligations as of June 30, 2006.

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

Item 4.    Controls and Procedures.

As required by Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 15d-

15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud or error, if any, within a company have been detected.

There has been no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

On September 20, 2005, we commenced our Offering of up to 40,000,000 shares of common stock offered at a price of $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act. The Registration Statement also covers the offering of up to 8,000,000 shares of common stock at a price of $9.50 per share pursuant to our DRIP. As of June 30, 2006, we had sold 9,837,997 shares of our common stock on a best efforts basis pursuant to the Offering (declared effective September 20, 2005, SEC Registration No. 333-120847) for aggregate gross offering proceeds of $98,137,966.

The above-stated number of shares sold and the gross offering proceeds received from such sales does not include 21,739 shares of common stock purchased by Behringer Holdings in a private placement in 2004, prior to the commencement of the Offering.

From the commencement of the Offering through June 30, 2006, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount

Other expenses to affiliates *	$11,952,599
Other expenses to non-affiliates	157,275

Total expenses	$12,109,874

* “Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

The net offering proceeds to us, after deducting the total expenses incurred and described above, were $86,028,092.

From the commencement of the Offering through June 30, 2006, we had used $9,069,627 of such net offering proceeds to purchase real estate. Of the amount used for the purchase of real estate, $270,000 was paid to Behringer Opportunity Advisors, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

The Annual Meeting of our stockholders (the “Annual Meeting”) was held on June 29, 2006. All nominees standing for election as directors were serving as members of the board of directors prior to the Annual Meeting. All of such nominees were re-elected. As a result, the following directors were elected to hold office for a term expiring at the 2007 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

Nominee	For	Withheld Authority

Robert M. Behringer	3,235,183	2,500
Robert S. Aisner	3,237,683	—
Barbara C. Bufkin	3,237,683	—
Robert J. Chapman	3,237,683	—
Steven J. Kaplan	3,237,683	—

The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

At the Annual Meeting, the stockholders also approved and adopted amendments to Article XIII of our charter. As a result of the amendments to our charter, our board of directors no longer has the power to approve, without stockholder approval, mergers of the Company with or into a subsidiary, even when 90% or more of such subsidiary’s stock is owned by us, mergers in which we are the successor entity, or transfers of all or substantially all of our assets to a wholly owned subsidiary. The vote for the charter amendments is reflected below:

Votes For	Votes Against	Votes Withheld

3,082,612	40,513	114,558

The affirmative vote of a majority of all votes entitled to be cast at the Annual Meeting was required to approve the amendments to our charter.

No other matters were submitted to a vote of security holders at the Annual Meeting or during the three months ended June 30, 2006.

Item 5.        Other Information.

None.

Item 6.        Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: August 14, 2006	By:	/s/ Gary S. Bresky
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