Form 10-Q
period 2006-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2006-11-13
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 000-51961

Behringer Harvard Opportunity REIT I, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1862323
(State or other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001

(Address of Principal Executive Offices)

(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (866) 655-1620

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

As of November 1, 2006, Behringer Harvard Opportunity REIT I, Inc. had 14,178,010 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2006

PART I

FINANCIAL INFORMATION

Item 1.   Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005

Assets
Real estate
Land	$3,451,715	$—
Buildings, net	30,848,877	—
Real estate under development	17,379,912	—
Total real estate	51,680,504	—

Cash and cash equivalents	86,179,385	18,560,885
Restricted cash	1,992,215	460,470
Accounts receivable	750,771	—
Prepaid expenses and other assets	90,309	85,977
Escrow deposits	360,500	—
Deferred financing fees, net	1,006,081	—
Lease intangibles, net	4,407,835	—
Total assets	$146,467,600	$19,107,332

Liabilities and stockholders’ equity
Liabilities
Mortgages payable	$23,778,459	$—
Accounts payable	1,005,739	—
Payables to affiliates	2,550,135	2,158,017
Acquired below-market leases, net	2,062,410	—
Dividends payable	205,230	—
Accrued liabilities	992,382	88,673
Subscriptions for common stock	451,781	446,983
Total liabilities	31,046,136	2,693,673

Commitments and contingencies

Minority interest	116,154	—

Stockholders’ equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 13,107,787 and 2,034,005 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,311	203
Additional paid-in capital	114,591,348	16,516,376
Cumulative distributions and retained earnings (deficit)	712,651	(102,920)
Total stockholders’ equity	115,305,310	16,413,659
Total liabilities and stockholders’ equity	$146,467,600	$19,107,332

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Rental revenue	$1,316,884	$—	$1,791,128	$—

Expenses
Property operating expenses	564,863	—	700,505	—
Interest expense	127,665	—	127,665	—
Real estate taxes	109,362	—	190,878	—
Property management fees	38,194	—	57,841	—
Asset management fees	65,416	—	87,396	—
General and administrative	206,845	2,478	578,613	11,457
Depreciation and amortization	403,056	—	577,309	—
Total expenses	1,515,401	2,478	2,320,207	11,457

Interest income	885,094	871	1,786,905	1,922
Minority interest	130,697	—	130,697	—

Net income (loss)	$817,274	$(1,607)	$1,388,523	$(9,535)

Weighted average shares outstanding:
Basic	11,340,747	21,739	7,701,098	21,739
Diluted	11,367,997	21,739	7,716,576	21,739

Earnings (loss) per share:
Basic	$0.07	$(0.07)	$0.18	$(0.44)
Diluted	$0.07	$(0.07)	$0.18	$(0.44)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

						Cumulative
						Distributions
	Convertible Stock		Common Stock		Additional	and Retained	Total
	Number of	Par	Number of	Par	Paid-In	Earnings	Stockholders’
	Shares	Value	Shares	Value	Capital	(Deficit)	Equity
Balance at January 1, 2005	1,000	$—	21,739	$2	$200,998	$313	$201,313

Issuance of common stock, net	—	—	2,012,266	201	16,315,378	—	16,315,579

Net loss	—	—	—	—	—	(103,233)	(103,233)

Balance at December 31, 2005	1,000	—	2,034,005	203	16,516,376	(102,920)	16,413,659

Issuance of common stock, net	—	—	11,043,967	1,105	97,794,319	—	97,795,424

Distributions declared on common stock	—	—	—	—	—	(572,952)	(572,952)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	29,815	3	280,653	—	280,656

Net income	—	—	—	—	—	1,388,523	1,388,523

Balance at September 30, 2006	1,000	$—	13,107,787	$1,311	$114,591,348	$712,651	$115,305,310

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income (loss)	$1,388,523	$(9,535)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	449,875	—
Amortization of deferred financing fees	3,802	—
Minority interest	(130,697)	—
Change in accounts receivable	(750,771)	—
Change in prepaid expenses and other assets	89,500	(1,321)
Change in accounts payable	1,005,739	—
Change in accrued liabilities	646,410	—
Cash provided by (used in) operating activities	2,702,381	(10,856)

Cash flows from investing activities:
Purchases of real estate	(36,932,424)	—
Escrow deposits on real estate to be acquired	(360,500)	—
Capital expeditures of properties under development of consolidated borrowers	(17,379,912)	—
Change in restricted cash	(1,540,434)	—
Cash used in investing activities	(56,213,270)	—

Cash flows from financing activities:
Financing costs	(1,009,883)	—
Proceeds from mortgage payable	18,000,000	—
Proceeds from mortgages of consolidated borrowers	5,778,459	—
Issuance of common stock	110,127,445	—
Offering costs	(12,332,021)	—
Distributions	(87,066)	—
Contributions from minority interest holders	246,851	—
Change in subscriptions for common stock	4,798	—
Change in subscription cash received	8,688	—
Change in payables to affiliates	392,118	15,000
Cash provided by financing activities	121,129,389	15,000

Net change in cash and cash equivalents	67,618,500	4,144
Cash and cash equivalents at beginning of period	18,560,885	201,313
Cash and cash equivalents at end of period	$86,179,385	$205,457

Supplemental disclosure:
Interest paid, net of amounts capitalized	$16,997	$—
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$280,656	$—

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.         Organization

Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on November 23, 2004 and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.  We were formed primarily to invest in and operate real estate or real estate related assets on an opportunistic basis.  We are currently offering our common stock pursuant to a public offering that commenced on September 20, 2005 (the “Offering”) and is described below.

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

Stockholders, after their initial purchase of shares, may elect to purchase additional shares of common stock at regular intervals as part of our automatic purchase plan.

As of September 30, 2006, we had accepted subscriptions for 13,107,787 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, LLC (“Behringer Holdings”) and 29,815 shares through the DRIP.  As of September 30, 2006, we had 1,000 shares of non-participating, non-voting convertible stock (“Convertible Stock”) issued and outstanding and no shares of preferred stock issued and outstanding.

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

Our common stock is not currently listed on a national exchange.  Unless liquidated earlier, our management anticipates listing the common stock on a national securities exchange or for quotation on the Nasdaq National Market System (or any successor market or exchange) or liquidating our real estate portfolio on or before the sixth anniversary of the termination of the Offering.  Depending upon the then-prevailing market conditions, it is the intention of our management to consider beginning the process of listing or liquidating within three to six years after the termination of the Offering.  In the event that we do not obtain such listing prior to the sixth anniversary of the termination of the Offering, unless a majority of our board of directors and a majority of our independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2006 and consolidated statements of operations and cash flows for the periods ended September 30, 2006 and 2005 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2006 and December 31, 2005 and our consolidated results of operations and cash flows for the periods ended September 30, 2006 and 2005.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.  Accumulated depreciation associated with the tangible assets of our wholly-owned properties was approximately $327,000 at September 30, 2006.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  We record the fair value of above-market and below-market in-place leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

We amortize the value of in-place leases to expense over the initial term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The remaining estimated useful lives of our acquired lease intangibles as of September 30, 2006 range from 2.9 years to 8.5 years.

Accumulated amortization associated with the acquired lease intangibles of our consolidated properties was approximately $123,000 at September 30, 2006.

Anticipated amortization associated with acquired lease intangibles for the period from October 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
October 1, 2006 - December 31, 2006	$75,530
2007	302,121
2008	302,121
2009	279,597
2010	267,173

As of September 30, 2006, accumulated depreciation and amortization related to wholly-owned real estate assets and related lease intangibles were as follows:

			Acquired
	Building and	In-Place	Below-Market
	Improvements	Leases	Leases
Cost	$31,176,150	$4,657,871	$(2,189,844)
Less: depreciation and amortization	(327,273)	(250,036)	127,434
Net	$30,848,877	$4,407,835	$(2,062,410)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  We admit new stockholders at least monthly.  Upon acceptance of stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Restricted cash as of September 30, 2006 also includes approximately $1.5 million held in an escrow account, as required by our lenders, for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants related to our wholly-owned properties.  There was no allowance for doubtful accounts as of September 30, 2006.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes prepaid insurance and real estate taxes of our consolidated properties.

Escrow Deposits

Escrow deposits include deposits for the purchase of properties that we have contracted to acquire.

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

For any real estate we may own through an investment in a joint venture, tenant-in-common (“TIC”) interest or other similar investment structure, at each reporting date management will compare the estimated fair value of our investment to the carrying value.  An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the three and nine months ended September 30, 2006 and 2005.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $4,000 as of September 30, 2006.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended September 30, 2006 was approximately $34,000.  The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2006 was approximately $49,000.  As discussed above, our rental revenue also includes amortization of above- and below-market in-place leases.

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

Our management will evaluate plans to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, effective for our taxable year ending December 31, 2006.  We believe that, commencing with the taxable year for which such election is made, we will be organized and will operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code.  Therefore, tax expense is not reflected in the statement of operations for the three and nine months ended September 30, 2006.

If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on income that we distribute currently to our stockholders.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and employees, directors and consultants of our affiliates.  We account for this plan under the “modified prospective” method of SFAS No. 123R, “Share-

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Based Payment.”  In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123R, prior period amounts were not restated.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.  For the nine months ended September 30, 2006, we had no significant compensation cost related to this incentive award plan.

Concentration of Credit Risk

At September 30, 2006, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in four financial institutions.  We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Minority Interest

We hold a primary beneficiary interest as a lender in certain variable interest entities that own real estate properties and thus, consolidate the accounts with and into our accounts.  Minority interest represents the non-controlling ownership interest’s proportionate share of the equity in real estate properties consolidated under FIN No. 46R.  Income and losses are allocated to minority interest holders based on their ownership.

Earnings per Share

Earnings per share (“EPS”) are calculated based on the weighted average number of shares outstanding during each period.  Diluted EPS includes the effects of dilutive stock options and Convertible Stock outstanding during each period using the treasury stock method.

The following table sets forth the reconciliation between weighted average shares outstanding used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2006.  The weighted average shares outstanding used to calculate both basic and diluted loss per share were the same for the three and nine months ended September 30, 2005, as the potential effect of Convertible Stock would have been anti-dilutive.

	Three months	Nine months
	ended	ended
	September 30, 2006	September 30, 2006

Weighted average shares for basic earnings per share	11,340,747	7,701,098
Effect of stock options	26,250	14,478
Effect of convertible stock	1,000	1,000
Weighted average shares for diluted earnings per share	11,367,997	7,716,576

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

5.             Acquisitions

On March 1, 2006, we acquired a two-story office building containing approximately 70,705 rentable square feet, located on approximately 6.14 acres of land in Minnetonka, Minnesota (the “Whitewater Property”).  The contract purchase price of the Whitewater Property was approximately $9,000,000, excluding closing costs.  We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

On July 13, 2006, we acquired an eight-story office building containing approximately 226,338 rentable square feet located on approximately 12.6 acres of land in Middleton, Massachusetts (the “Ferncroft Corporate Center”).  The contract purchase price of Ferncroft Corporate Center, exclusive of closing costs and initial escrows, was approximately $27,000,000.  We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

6.             Variable Interest Entities

During the three months ended September 30, 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount up to $22,679,561 to unaffiliated third-party entities that own real estate under development  (the “Alexan Voss” and “Alexan Black Mountain” properties, respectively).  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount up to $68,611,066.  Our mezzanine loans are subordinate to the construction loans.  In addition, we have entered into option agreements allowing us to purchase the ownership interests in Alexan Voss and Alexan Black Mountain after each project’s substantial completion.

The loans will finance the acquisition and development of apartment communities in Houston, Texas and Henderson, Nevada.  The Alexan Voss project in Houston, Texas consists of two parcels of land for development, known as La Scala and Hart.  The owners of Alexan Voss acquired the La Scala parcel on September 22, 2006 and the Hart parcel on October 5, 2006.  The owners of the Alexan Black Mountain project in Henderson, Nevada acquired land for development on September 29, 2006.  These acquisitions were financed primarily by the mezzanine and construction loans.

Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN No. 46R and that we are the primary beneficiary of these variable interest entities.  Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing.  As of September 30, 2006, there is $17,379,912 of real estate under development related to Alexan Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction loans of $5,778,459.  The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities.  As of September 30, 2006, the outstanding principal balance under our mezzanine loans was $12,035,926, which is eliminated, along with accrued interest, upon consolidation.

7.             Capitalized Costs

On September 22, 2006, we entered into mezzanine loan agreements with unaffiliated third-party entities for the acquisition and development of the La Scala parcel of the Alexan Voss project.  The site is being developed as a 154-unit apartment project in Houston, Texas.  The first apartment units are projected to be completed in the first quarter of 2008.  Certain development costs associated with Alexan Voss have been capitalized on our balance sheet at September 30, 2006.  For the nine months ended September 30, 2006 we capitalized a total of approximately $7,779,000 in costs associated with the development of Alexan Voss.  Capitalized costs include interest, property taxes, insurance and construction costs.  For the three and nine months ended September 30, 2006, we capitalized $14,388 in interest for Alexan Voss.

On September 29, 2006, we entered into mezzanine loan agreements with unaffiliated third-party entities for the acquisition and development of Alexan Black Mountain.  The site is being developed as a 213-unit apartment project in Henderson, Nevada.  The first apartment units are projected to be completed in late 2007.  Certain development costs associated with Alexan Black Mountain have been capitalized on our balance sheet at September 30, 2006.  For the nine months ended September 30, 2006 we capitalized a total of approximately $9,601,000 in costs associated with the development of Alexan Black Mountain.  Capitalized costs include interest, property taxes, insurance and construction costs.  For the three and nine months ended September 30, 2006, we capitalized $3,430 in interest for Alexan Black Mountain.

8.             Mortgages Payable

The following table sets forth our mortgages payable on wholly-owned properties and properties consolidated under FIN No. 46R at September 30, 2006:

		Fixed
	Balance as of	Interest	Maturity
Description	September 30, 2006	Rate	Date
Ferncroft Corporate Center	$18,000,000	6.330%	9/1/2013
Alexan Voss	5,777,459	Prime(1)	3/22/2010
Alexan Black Mountain	1,000	Prime(1)	9/29/2009
	$23,778,459

(1)       Prime rate at September 30, 2006 was 8.25%.

As of September 30, 2006, we were in compliance with the debt covenants under our loan agreements.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

9.             Stockholders’ Equity

Capitalization

As of September 30, 2006, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of Convertible Stock.  All shares of such stock have a par value of $.0001 per share.  As of September 30, 2006, we had issued 13,107,787 shares of our common stock, including 21,739 shares owned by Behringer Holdings and 29,815 shares through our DRIP.  As of September 30, 2006, we had 1,000 shares of our Convertible Stock issued and outstanding and no shares of preferred stock issued and outstanding.

As of September 30, 2006, we had options to purchase 26,250 shares of stock outstanding at a weighted average exercise price of $9.10.  On November 23, 2004 (date of inception), we sold 1,000 shares of Convertible Stock and 21,739 shares of common stock to Behringer Holdings for $201,000 in cash.  The shares of Convertible Stock will be converted into shares of common stock if (1) the holders of the common stock have received distributions equal to the sum of the aggregate capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital contributions; or (2) the shares of common stock are listed for trading on a national securities exchange or for quotation on the Nasdaq National Market System (or any successor market or exchange).  Conversion of the Convertible Stock may be limited by our board of directors if it determines that full conversion may jeopardize our qualification as a REIT.  The terms of the Convertible Stock provide that, generally, Behringer Holdings, as the holder of such shares, will receive shares of common stock with an aggregate value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 10% cumulative, non-compounded, annual return on such capital.  Our board of directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.

Share Redemption Program

Our board of directors has authorized and adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year.  The purchase price for the redeemed shares is set forth in the prospectus for the Offering of our common stock.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year.  As of September 30, 2006, no shares had been redeemed.  The provisions of the share redemption program in no way limit our ability to repurchase shares from stockholders by any other legally available means for any reason that our board of directors, in its discretion, deems to be in our best interest.

Incentive Award Plan

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and employees, directors and consultants of our affiliates.  A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan.  An option to acquire 1,250 shares was awarded to an independent board member on February 17, 2006 when he was elected to our board of directors.  In addition, on that date, an option to acquire 5,000 shares of our common stock was awarded to each of the other two independent board members. On June 29, 2006, an option to acquire an additional 5,000 shares of our common stock was awarded to each of the three independent board members.  Options to purchase 26,250 shares of stock were outstanding as of September 30, 2006 at a weighted average exercise price of $9.10.

Distributions

We initiated the payment of monthly distributions in August 2006 in the amount of a 2% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0005479 per share.  Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.

The following are the distributions declared during the nine months ended September 30, 2006:

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2006	Total	Cash	DRIP
1st Quarter	$—	$—	$—
2nd Quarter	—	—	—
3rd Quarter	572,952	131,669	441,283
Total	$572,952	$131,669	$441,283

10.      Related Party Arrangements

Certain of our affiliates receive fees and compensation in connection with the Offering.  The following is a summary of the related party fees and compensation we incurred during the nine months ended September 30, 2006.  No such fees were incurred in the nine months ended September 30, 2005.

			Total
		Total reduction	capitalized	Total
	Total	of additional	to deferred	capitalized	Total
For the nine months ended September 30, 2006	incurred	paid-in capital	financing fees	to real estate	expensed
Behringer Securities, commissions and dealer manager fees	$9,638,458	$9,638,458	$—	$—	$—

Behringer Opportunity Advisors, reimbursement of organization and offering expenses	2,241,110	2,229,720	—	—	11,390

Behringer Opportunity Advisors, acquisition, advisory fees and expenses	1,441,077	—	—	1,441,077	—

HPT Management, property management and leasing fees	57,841	—	—	—	57,841

Behringer Opportunity Advisors, asset management fees	87,396	—	—	—	87,396

Behringer Opportunity Advisors, debt financing fee	180,000	—	180,000	—	—

Total	$13,645,882	$11,868,178	$180,000	$1,441,077	$156,627

Behringer Securities LP (“Behringer Securities”), our affiliated dealer-manager for the Offering, receives commissions of up to 7% of gross offering proceeds before reallowances of commissions earned by participating broker-dealers; provided that Behringer Securities will receive 1% of the gross proceeds of purchases pursuant to our DRIP.  Behringer Securities reallows 100% of the commissions earned to participating broker-dealers.  In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities will not receive dealer manager fees pursuant to our DRIP.  Behringer Securities may reallow all or a portion of its dealer manager fees in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for actual out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  In the nine months ended September 30, 2006, Behringer Securities’ commissions and dealer manager fees totaled approximately $7,409,000 and $2,229,000, respectively and all were capitalized as offering costs in additional paid-in capital on our balance sheet.  In the nine months ended September 30, 2005, there were no commissions and dealer manager fees paid to Behringer Securities, as the Offering did not commence until September 20, 2005 and the first acceptance of investor subscriptions did not occur until November 9, 2005.

Behringer Opportunity Advisors, or its affiliates, receives up to 2% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Offering.  As of September 30, 2006, approximately $4,501,000 of organization and offering expenses had been incurred by Behringer Opportunity Advisors on our behalf.  As of September 30, 2006, organization and offering expenses reimbursable by us totaled approximately $4,501,000, including approximately $2,646,000 reimbursed and approximately $1,855,000 of reimbursements payable. The $1,855,000 of offering costs payable as of September 30, 2006 is included in “Payables to affiliates” on our balance sheet.  Of the approximately $2,646,000 of organization and offering expenses to be reimbursed by us through September 30, 2006, approximately $2,634,000 had been recorded as a reduction of additional paid-in capital and approximately $12,000 had been expensed as organizational costs.  For the nine months ended September 30, 2006, approximately $2,241,000 of organization and offering expenses were reimbursed by us, of which approximately $2,229,000 were recorded as a reduction of additional paid-in capital

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

and approximately $12,000 had been expensed as organizational costs.  In the nine months ended September 30, 2005, approximately $2,480,000 of organization and offering expenses had been incurred by Behringer Opportunity Advisors on our behalf.  None of these costs had been reimbursed by us as of September 30, 2005.  Behringer Opportunity Advisors or its affiliates determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Our advisor or its affiliates will also receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 2.5% of the funds advanced in respect of a loan.  Our advisor or its affiliates also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a mortgage, up to 0.5% of the funds advanced.  Our advisor earned $1,200,898 in acquisition and advisory fees and $240,179 in acquisition expense reimbursements for our investments made during the nine months ended September 30, 2006.  We capitalized these fees as part of our real estate.

We pay our advisor or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred $180,000 of such debt financing fees for the nine months ended September 30, 2006.

We pay HPT Management Services LP (“HPT Management”), our property manager and an affiliate of ours, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed such fees of $57,841 in the nine months ended September 30, 2006.

We pay our advisor an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the nine months ended September 30, 2006, we incurred and expensed $87,396 of asset management fees.

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

Upon listing of our common stock for trading on a national securities exchange or for quotation on the Nasdaq National Market System (or any successor market or exchange), an incentive listing fee up to 15% of the amount by which the market value of our outstanding stock plus distributions paid by us prior to listing exceeds the sum of the aggregate capital contributions by investors plus a 10% annual, cumulative, non-compounded return on such capital contributions will be paid to our advisor.  The subordinated incentive listing fee will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our Convertible Stock.

In addition, upon termination of the advisory agreement with our advisor, we will pay our advisor a performance fee of 15% of the amount by which (A) our appraised asset value at the time of such termination less our indebtedness, plus cash and cash equivalents at the time of termination plus total distributions paid to our stockholders through the termination date exceeds (B) the aggregate capital contributed by investors plus payment to the investors of a 10% annual, cumulative, non-compounded return on the capital contributed by investors.  No performance fee will be paid if we have already paid or become

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

obligated to pay our advisor an incentive listing fee.  The subordinated performance fee will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our Convertible Stock.

We will reimburse our advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, subject to the limitation that we will not reimburse for any amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income.

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

11.          Subsequent Events

On October 5, 2006, the owners of the Alexan Voss property acquired the Hart parcel of land for development in Houston, Texas, using $1,823,226 and $4,471,195 of financing under our mezzanine loans and third-party construction loans, respectively.  We consolidate the Alexan Voss property and related construction loans through our mezzanine loan variable interest under FIN No. 46R.  See Note 6 — “Variable Interest Entities.”

We issued approximately 1,070,000 shares of our common stock between October 1, 2006 and November 1, 2006, resulting in gross proceeds to us of approximately $10,671,000.

12.          Recently Announced Accounting Pronouncements

We adopted SFAS No. 123R, “Share-Based Payment,” a revision to SFAS No. 123 “Accounting for Stock-Based Compensation,” on January 1, 2006.  The statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires the measurement and recognition of the cost of the employee services received in exchange for an award of equity instruments for goods or services.  The adoption of this statement did not have a material effect on our financial condition, results of operations, or liquidity.

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

We adopted FASB Staff Position (“FSP”) FIN 46R-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R,” on July 1, 2006.  FIN 46R-6 clarifies that the variability to be considered in applying FIN 46R shall be based on an analysis of the design of the variable interest entity.  The adoption of this FSP did not have a material effect on our financial condition, results of operations, or liquidity.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  FIN 48 will be effective beginning January 1, 2007 and the adoption of FIN 48 is not expected to have a material effect on our financial condition, results of operations, or liquidity.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

Real Estate

We allocate the purchase price of acquired properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

For any real estate we may own through an investment in a joint venture, TIC interest or other similar investment structure, at each reporting date we will compare the estimated fair value of our investment to the carrying value.  An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for the three and nine months ended September 30, 2006 and 2005.

Overview

We were formed primarily to invest in and operate real estate or real estate related assets on an opportunistic basis.  In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with higher volatility, lower barriers to entry and high growth potential.  We may acquire office, industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction.  Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 TIC interests, or in entities that make investments similar to the foregoing.

As of September 30, 2006, we owned two properties located in Minnetonka, Minnesota and Middleton, Massachusetts, respectively, and had invested in two properties under development as a mezzanine lender, which we consolidate under FIN No. 46R.

On September 20, 2005, our Registration Statement on Form S-11 (File No. 333-120847), covering the Offering of up to 40,000,000 shares of common stock to be offered at a price of $10.00 per share was declared effective under the Securities Act.  The Offering also includes up to 8,000,000 shares of common stock at a price of $9.50 per share pursuant to our DRIP.

On October 27, 2005, the conditions of our escrow agreement with Citibank Texas, N.A. were satisfied and as a result, operations commenced on November 9, 2005 upon our acceptance of initial subscriptions.  On November 9, 2005, we received and accepted subscriptions for 441,204 shares of common stock for gross offering proceeds of $4,408,510.  As of September 30, 2006, we had accepted subscriptions for 13,107,787 shares of our common stock, including 21,739 shares owned by Behringer Holdings and 29,815 shares through the DRIP, for gross offering proceeds of $130,493,730.  As of

September 30, 2006, we had no shares of preferred stock issued or outstanding and 1,000 shares of Convertible Stock issued and outstanding.

Results of Operations

We commenced active operations when we made our first real estate acquisition on March 1, 2006 with the purchase of the Whitewater Property.  At September 30, 2006, we had acquired two wholly-owned properties and had invested in two properties under development as a mezzanine lender, which we consolidate under FIN No. 46R.  Accordingly, our results of operations for the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, reflect significant increases in most categories.

Three months ended September 30, 2006 as compared to three months ended September 30, 2005

Rental Revenue.  Rental revenue was $1,316,884 for the three months ended September 30, 2006 and was comprised of revenue, including adjustments for straight-line rent and amortization of below-market leases, from our wholly-owned properties.  During the three months ended September 30, 2005, we did not own any real estate.  Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

Property Operating Expenses.  Property operating expenses for the three months ended September 30, 2006 were $564,863 and was comprised of $434,212 of operating expenses from our wholly-owned properties and $130,651 from our investments consolidated under FIN 46R.  During the three months ended September 30, 2005, we did not own any real estate.  We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Interest Expense.  Interest expense for the three months ended September 30, 2006 was $127,665 and was primarily comprised of interest expense from Ferncroft Corporate Center.  During the three months ended September 30, 2005, we did not own any real estate.  We expect increases in interest expense in the future as we purchase and invest in additional real estate properties.  For the three months ended September 30, 2006, we capitalized interest costs of $14,388 for the Alexan Voss project and $3,430 for the Alexan Black Mountain project.  Interest costs for the development of Alexan Voss and Alexan Black Mountain will continue to be capitalized until development is complete.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2006 were $109,362 and were comprised of real estate taxes from our wholly-owned properties.  During the three months ended September 30, 2005, we did not own any real estate.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property Management Fees.  Property management fees for the three months ended September 30, 2006 were $38,194 and were comprised of property management fees from our wholly-owned properties.  During the three months ended September 30, 2005, we did not own any real estate.  We expect increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees. Asset management fees for the three months ended September 30, 2006 were $65,416 and were comprised of asset management fees from our wholly-owned properties.  During the three months ended September 30, 2005, we did not own any real estate.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2006 were $206,845, as compared to $2,478 for the three months ended September 30, 2005, and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.  The increased amount in 2006 was due to increased corporate activity in the current fiscal period.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2006 was $403,056 and was comprised of depreciation and amortization of our wholly-owned properties.  During the three months ended September 30, 2005, we did not own any real estate.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Interest Income.  Interest income for the three months ended September 30, 2006 was $885,094 and was comprised of interest income on funds on deposit, net of bank fees.  As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.  During the three months ended September 30, 2005, we earned $871 in interest income.  The increase in interest income in 2006 is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Minority Interest.  Minority interest for the three months ended September 30, 2006 was $130,697 and represents the net loss of the two variable interest entities that we consolidate under Fin No. 46R.  During the three months ended September 30, 2005, we had no investments with minority interest holders.

Nine months ended September 30, 2006 as compared to nine months ended September 30, 2005

Rental Revenue.  Rental revenue was $1,791,128 for the nine months ended September 30, 2006 and was comprised of revenue, including adjustments for straight-line rent and amortization of below-market leases, from the Whitewater Property from date of acquisition, March 1, 2006, through September 30, 2006 and from Ferncroft Corporate Center from date of acquisition, July 13, 2006, through September 30, 2006.  During the nine months ended September 30, 2005, we did not own any real estate.  Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

Property Operating Expenses.  Property operating expenses for the nine months ended September 30, 2006 were $700,505 and was comprised of operating expenses from our wholly-owned properties of $569,854 and $130,651 from our investments consolidated under FIN 46R.  We expect increases in property operating expenses in the future as we purchase additional real estate properties.  During the nine months ended September 30, 2005, we did not own any real estate.

Interest Expense.  Interest expense for the nine months ended September 30, 2006 was $127,665 and was primarily comprised of interest expense from Ferncroft Corporate Center.  During the nine months ended September 30, 2005, we did not own any real estate.  We expect increases in interest expense in the future as we purchase and invest in additional real estate properties.  For the nine months ended September 30, 2006, we capitalized interest costs of $14,388 for the Alexan Voss project and $3,430 for the Alexan Black Mountain project.  Interest costs for the development of Alexan Voss and Alexan Black Mountain will continue to be capitalized until development is complete.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2006 were $190,878 and were comprised of real estate taxes from our wholly-owned properties.  During the nine months ended September 30, 2005, we did not own any real estate.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property Management Fees.  Property management fees for the nine months ended September 30, 2006 were $57,841 and were comprised of property management fees from our wholly-owned properties.  During the nine months ended September 30, 2005, we did not own any real estate.  We expect increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees.  Asset management fees for the nine months ended September 30, 2006 were $87,396 and were comprised of asset management fees from our wholly-owned properties.  During the nine months ended September 30, 2005, we did not own any real estate.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2006 were $578,613, as compared to $11,457 for the nine months ended September 30, 2005, and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.  The increased amount in 2006 was due to increased corporate activity.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the nine months ended September 30, 2006 was $577,309 and was comprised of depreciation and amortization of our wholly-owned properties.  During the nine months ended September 30, 2005, we did not own any real estate.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Interest Income.  Interest income for the nine months ended September 30, 2006 was $1,786,905 and represented interest income on funds on deposit, net of bank fees.  As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.  During the nine months ended September 30, 2005, we earned $1,922 in interest income.  The increase in interest income in 2006 is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Minority Interest.  Minority interest for the nine months ended September 30, 2006 was $130,697 and represents the net loss in the two variable interest entities that we consolidate under FIN No. 46R.  During the nine months ended September 30, 2005, we had no investments with minority interest holders.

Cash Flow Analysis

We commenced active operations when we made our first real estate acquisition on March 1, 2006 with the purchase of the Whitewater Property.  At September 30, 2006, we had acquired two wholly-owned properties and had invested in two properties under development as a mezzanine lender, which we consolidate under FIN No. 46R.  Accordingly, our results of cash flows for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, reflect significant increases in most categories.

Cash flows provided by operating activities for the nine months ended September 30, 2006 were $2,702,381 and were comprised primarily of net income of $1,388,523, changes in working capital accounts of $990,878, and the adjustment for depreciation and amortization of $449,875.  During the nine months ended September 30, 2005, cash flows used in operating activities were $10,856 and were primarily comprised of the net loss of $9,535, and were significantly lower than the nine months ended September 30, 2006 due to the lack of real estate investments and less corporate activity.

Cash flows used in investing activities for the nine months ended September 30, 2006 were $56,213,270 and primarily represented real estate purchases totaling $36,932,424 and capital expenditures of properties under development of our consolidated borrowers of $17,379,912.  During the nine months ended September 30, 2005, there were no cash flows from investing activities as we had not yet begun to invest.

Cash flows provided by financing activities for the nine months ended September 30, 2006 were $121,129,389 and were comprised primarily of funds received from the issuance of stock, net of offering costs of $97,795,424, proceeds from the mortgage payable of $18,000,000 and proceeds from mortgages of consolidated borrowers of $5,778,459.  During the nine months ended September 30, 2005, cash flows provided by financing activities were $15,000 and were comprised of the change in payables to affiliates.

Liquidity and Capital Resources

The amount of distributions payable to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code.  Operating cash flows are expected to increase as properties are acquired in the development of our investment portfolio.

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

We borrowed $18,000,000 under a loan agreement (the “Ferncroft Loan”) with Barclays Capital Real Estate Inc.  The interest rate under the loan is fixed at 6.33% per annum and requires monthly payments of interest only beginning October 2006 through September 2011, with monthly payments of $111,767 required beginning October 2011 and continuing through September 2013 and any remaining balance payable at the maturity date, September 1, 2013.  Ferncroft Corporate Center is held as collateral for the Ferncroft Loan.  Prepayment in whole (but not in part) is permitted from and after the twelfth monthly payment date prior to the maturity date.  As of September 30, 2006, our outstanding principal balance under the Ferncroft Loan was approximately $18,000,000.

We agreed to provide mezzanine financing of up to $22,679,561 to unaffiliated third-party entities for the acquisition and development of real estate known as Alexan Voss and Alexan Black Mountain.  During the nine months ended September 30, 2006, the unaffiliated third parties that own Alexan Voss and Alexan Black Mountain incurred approximately $17,380,000 in development costs, of which we have funded $12,035,926 through our mezzanine loans.  The parties that own Alexan Voss and Alexan Black Mountain intend to fund the remaining portion of the acquisition and development of Alexan Voss and Alexan Black Mountain through our mezzanine loans and third-party construction loans.

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

In accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter requires that we monitor our expenses on a trailing twelve month basis.  Our charter defines the following terms and requires that our Total Operating Expenses (“TOE”) are deemed to be excessive if at the end of any quarter they exceed for the prior trailing twelve month period the greater of 2% of our Average Invested Assets (“AIA”) or 25% of our Net Income (“NI”).  For the trailing twelve months ended September 30, 2006, the first year of our operations, TOE of approximately $738,000 exceeded 25% of our NI (which was approximately $466,000) by approximately $272,000.  Our Board of Directors, including all of our independent directors, have reviewed this analysis and unanimously determined the excess to be justified considering the fact that we were in the development stage through February 2006 and our rate of acquisitions thereafter caused the expenses incurred as a result of being a public company for audit and legal services, director and officer liability insurance, fees for Board members in connection with service on the Board and its committees and compliance with the requirements of the Sarbanes-Oxley Act of 2002 to be disproportionate to the Company’s AIA and NI.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculation of FFO for the three and nine months ended September 30, 2006 is presented below:

	Three months	Nine months
	ended	ended
	September 30, 2006	September 30, 2006

Net income	$817,274	$1,388,523
Preferred stock dividends	—	—
Net income allocable to common stock	817,274	1,388,523

Real estate depreciation	231,583	327,273
Real estate amortization	66,630	122,602
Funds from operations (FFO)	$1,115,487	$1,838,398

GAAP weighted average shares:
Basic	11,340,747	7,701,098
Diluted	11,367,997	7,716,576

Provided below is additional information related to selected non-cash items included in net income above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of approximately $34,000 was recognized for the three months ended September 30, 2006 and approximately $49,000 was recognized for the nine months ended September 30, 2006.  During the three and nine months ended September 30, 2005, we did not own any real estate.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

During the nine months ended September 30, 2006, we declared and paid distributions from FFO and expect to continue to do so in the near-term.  Over the long-term, we expect that a greater percentage of our distributions will be from FFO (except to the extent of distributions from the sale of our assets).  However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of our offering at favorable yields, future distributions declared and paid may exceed FFO.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006:

Mortgages Payable	Total	2006	2007	2008	2009	2010	Thereafter
Principal	$23,778,459	$—	$—	$—	$727,736	$5,050,723	$18,000,000
Interest	9,612,604	434,061	1,638,569	1,643,058	1,615,687	1,265,700	3,015,529
Total	$33,391,063	$434,061	$1,638,569	$1,643,058	$2,343,423	$6,316,423	$21,015,529

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate.  However, we include, and intend to continue to include, provisions in the majority of our tenant leases that would protect us from the impact of inflation.  These provisions include reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties.  Our management’s objectives with regard to interest rate risk are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.    Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the

Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud or error, if any, within a company have been detected.

There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

On September 20, 2005, we commenced our Offering of up to 40,000,000 shares of common stock offered at a price of $10 per share pursuant to a Registration Statement on Form S-11 filed under the Securities Act.  The Registration Statement also covers the offering of up to 8,000,000 shares of common stock at a price of $9.50 per share pursuant to our DRIP.  As of September 30, 2006, we had sold 13,086,048 shares of our common stock on a best efforts basis pursuant to the Offering (declared effective September 20, 2005, SEC Registration No. 333-120847) for aggregate gross offering proceeds of $130,493,730.

The above-stated number of shares sold and the gross offering proceeds received from such sales does not include 21,739 shares of common stock purchased by Behringer Holdings in a private placement in 2004, prior to the commencement of the Offering.

From the commencement of the Offering through September 30, 2006, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount

Other expenses to affiliates *	$15,916,831
Other expenses to non-affiliates	196,631

Total expenses	$16,113,462

* “Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

As of September 30, 2006, the net offering proceeds to us, after deducting the total expenses incurred and described above, were $114,380,268.

From the commencement of the Offering through September 30, 2006, we had used $20,626,990 of such net offering proceeds to purchase real estate and $12,035,926 was invested through mezzanine loans.  Of the amount used for the purchase of real estate and invested through mezzanine loans, $1,441,077 was paid to Behringer Opportunity Advisors, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended September 30, 2006.

Item 5.        Other Information.

None.

Item 6.        Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: November 13, 2006	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description
3.1

Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

3.1(a)

Articles of Amendment to Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Post-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on July 6, 2006)

3.2	Bylaws of the Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on November 30, 2004)
3.2(a)	Amendment to Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)
4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit B to prospectus)
4.2	Amended and Restated Distribution Reinvestment Plan, effective as of April 5, 2006 (included as Exhibit C to prospectus)
4.3	Automatic Purchase Plan (included as Exhibit D to prospectus)
10.10

Purchase and Sale Agreement between Middleton Investors, LLC and Harvard Property Trust, LLC regarding the Ferncroft property (previously filed in and incorporated by reference to Form 8-K filed on July 19, 2006)

10.11

Assignment of Purchase and Sale Agreement between Harvard Property Trust, LLC and Behringer Harvard Opportunity OP I, LP regarding the Ferncroft property (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on June 1, 2006)

10.12	Loan Agreement between Barclays Capital Real Estate Inc. and Behringer Harvard Ferncroft, LLC (previously filed in and incorporated by reference to Form 8-K filed on August 25, 2006)
10.13	Promissory Note made between Behringer Harvard Ferncroft, LLC and Barclays Capital Real Estate Inc. (previously filed in and incorporated by reference to Form 8-K filed on August 25, 2006)
10.14

Mortgage, Assignment of Rent and Leases, Security Agreement and Fixture Filing made by Behringer Harvard Ferncroft, LLC and Barclays Capital Real Estate Inc. (previously filed in and incorporated by reference to Form 8-K filed on August 25, 2006)

10.15

Assignment of Leases and Rents by Behringer Harvard Ferncroft, LLC, as borrower in favor of Barclays Capital Real Estate Inc. (previously filed in and incorporated by reference to Form 8-K filed on August 25, 2006)

10.16

Guaranty agreement made by Behringer Harvard Opportunity REIT I, Inc., as guarantor in favor of Barclays Capital Real Estate Inc. (previously filed in and incorporated by reference to Form 8-K filed on August 25, 2006)

10.17

Senior Mezzanine Loan Agreement between GC 128 Voss SM LLC and Behringer Harvard Alexan Voss, LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.18

Junior Mezzanine Loan Agreement between GC 129 Voss JM LLC and Behringer Harvard Alexan Voss, LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.19

Senior Mezzanine Promissory Note made between Behringer Harvard Alexan Voss, LLC and GC 128 Voss SM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.20

Junior Mezzanine Promissory Note made between Behringer Harvard Alexan Voss, LLC and GC 129 Voss JM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.21

Senior Mezzanine Pledge and Security Agreement made by Behringer Harvard Alexan Voss, LLC and GC 128 Voss SM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.22

Junior Mezzanine Pledge and Security Agreement made by Behringer Harvard Alexan Voss, LLC and GC 129 Voss JM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.23

Senior Mezzanine Completion Guaranty agreement made by CFP Residential L.P., Kenneth Valach, J. Ronald Terwilliger and Brian Austin as guarantors in favor of Behringer Harvard Alexan Voss, LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.24

Junior Mezzanine Completion Guaranty agreement made by CFP Residential, L.P., Kenneth Valach, J. Ronald Terwilliger and Brian Austin as guarantors in favor of Behringer Harvard Alexan Voss, LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.25

Option Agreement between Behringer Harvard Alexan Voss, LLC and GC 129 Voss JM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.26

Senior Mezzanine Loan Agreement between SW 109 Wagon Wheel SM LLC and Behringer Harvard Alexan Nevada, LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.27

Junior Mezzanine Loan Agreement between SW 108 Wagon Wheel JM LLC and Behringer Harvard Alexan Nevada, LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.28

Senior Mezzanine Promissory Note made between Behringer Harvard Alexan Nevada, LLC and SW 109 Wagon Wheel SM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.29

Junior Mezzanine Promissory Note made between Behringer Harvard Alexan Nevada, LLC and SW 108 Wagon Wheel JM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.30

Senior Mezzanine Pledge and Security Agreement made by Behringer Harvard Alexan Nevada, LLC and SW 109 Wagon Wheel SM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.31

Junior Mezzanine Pledge and Security Agreement made by Behringer Harvard Alexan Nevada, LLC and SW 108 Wagon Wheel JM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.32

Senior Mezzanine Completion Guaranty agreement made by CFP Residential L.P., Kenneth Valach, J. Ronald Terwilliger and Bruce Hart as guarantors in favor of Behringer Harvard Alexan Nevada, LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.33

Junior Mezzanine Completion Guaranty agreement made by CFP Residential, L.P., Kenneth Valach, J. Ronald Terwilliger and Bruce Hart as guarantors in favor of Behringer Harvard Alexan Nevada, LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.34

Option Agreement between Behringer Harvard Alexan Nevada, LLC and SW 108 Wagon Wheel JM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certifications

* In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.