Form 10-K
period 2006-12-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2007-03-30
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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
Common stock, $0.0001 par value per share
(Title of Class)

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $98.4 million assuming a market value of $10.00 per share.

As of March 15, 2007, the Registrant had 22,346,769 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2007, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-K
Year Ended December 31, 2006

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. (which may be referred to herein as the “Company,” “we,” “us” or “our”) and our subsidiaries, our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  The forward-looking statements should be read in light of the risk factors identified in the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

PART I

Item 1.                    Business.

General Description of Business

Behringer Harvard Opportunity REIT I, Inc. was incorporated in November 2004 as a Maryland corporation and will make an election to be taxed, and qualify, as a real estate investment trust, or REIT, for federal income tax purposes, effective for our taxable year ending December 31, 2006.  As a REIT, we generally will not be subject to corporate-level income taxes.  To maintain our REIT status, we will be required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

We invest in and operate real estate or real estate related assets on an opportunistic basis.  In particular, we focus primarily on acquiring properties that we believe have significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets and submarkets with higher volatility and high growth potential.  We may acquire office, industrial, retail, hospitality, recreation and leisure, multifamily and other properties.  We may purchase existing or newly constructed properties or properties under development or construction, including multifamily properties for conversion into condominiums.  Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.  We completed our first property acquisition in March 2006 and, as of December 31, 2006, we owned interests in four office properties and one mixed-use hotel and residential property and had interests in two properties under development as a mezzanine lender, which we consolidate under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities.”  The properties are located in Minnesota, Massachusetts, Texas, Nevada and Missouri.

We are externally managed and advised by Behringer Harvard Opportunity Advisors I LP, a Texas limited partnership that was formed in November 2004 (“Behringer Opportunity Advisors”).  Behringer Opportunity Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

We currently own all of our investments through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership formed in November 2004 (“Behringer Harvard OP”) or subsidiaries thereof.  As of January 1, 2007, our wholly-owned subsidiary, BHO, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard OP and owned 17 partnership units of Behringer Harvard OP for which its predecessor in interest contributed $170.  As of January 1, 2007, our wholly-owned subsidiary, BHO Business Trust, a Maryland business trust, was the only limited partner of Behringer Harvard OP and owned approximately 18.2 million partnership units of Behringer Harvard OP for which its predecessor in interest contributed approximately $181.9 million.  Our ownership of real estate investments through Behringer Harvard OP is referred to as an “UPREIT.”  The UPREIT structure allows us to acquire real estate investments in exchange for limited partnership units in Behringer Harvard OP.  In addition, this structure allows sellers of properties to transfer their properties to Behringer Harvard OP in exchange for units of Behringer Harvard OP and to defer gain recognition for tax purposes on the transfer of properties.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-1605.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC and is used by permission.

Public Offering of Common Stock; Use of Proceeds

Pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the Securities and Exchange Commission (“SEC”) on September 20, 2005 and a Registration Statement on Form S-11 filed pursuant to Rule 462(b) under the Securities Act on November 17, 2006 (the “Offering”), we are currently offering for sale to the public on a “best efforts” basis (1) a maximum of 46,587,065 shares of our common stock at a price of $10.00 per share and (2) up to 8,000,000 additional shares pursuant to a distribution reinvestment plan pursuant to which our stockholders could elect to have their distributions reinvested in additional shares of our common stock.

As of December 31, 2006, we had 18,202,576 shares of our common stock outstanding pursuant to the Offering, including the effect of distribution reinvestments, redemptions, and 21,739 shares issued to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”).  Aggregate gross offering proceeds from our Offering totaled approximately $181.3 million and net offering proceeds after selling commissions, dealer manager fees and organization and offering expenses totaled approximately $159.8 million.

2006 Highlights

During 2006, we completed the following key transactions:

•                  we issued approximately 16,176,000 shares of our common stock (inclusive of distribution reinvestments and without regard to redemptions), resulting in gross proceeds to us of approximately $161.3 million;

•                  we acquired interests in four office properties representing approximately 674,000 square feet for an aggregate purchase price of approximately $63.8 million, excluding closing costs and initial escrows;

•                  we acquired a 95% ownership interest in a mixed-use hotel and residential property representing 251 guest rooms, approximately 65,000 square feet of banquet and meeting space, restaurants, office space, a movie theater, an outdoor pool, a fitness center, a spa, retail shops and 269 residential and corporate apartment units for an initial capital obligation of $47.5 million, of which $43.4 million was funded at acquisition.  We have committed to fund a portion of development costs for the refurbishment of the hotel guest rooms and common areas and conversion of the residential component into additional hotel guest rooms, corporate apartments and condominium units; and

•                  we advanced approximately $14.2 million under mezzanine loans, with an aggregate maximum principal of up to $22.7 million, to partially finance the development of a 376-unit and a 213-unit apartment project.

Investment Objectives

Our investment objectives are:

•                  to realize growth in the value of our investments and to enhance the value we will receive upon our ultimate sale of such investments, or the listing of our shares for trading on a national securities exchange;

•                  to preserve, protect and return (through our ultimate sale of our investments or the listing of our shares for trading on a national securities exchange) investors’ capital contributions;

•                  to grow net cash from operations such that cash is available for distributions to investors; and

•                  to provide investors with a return of their investment by beginning the process of liquidation and distribution within three to six years after the termination of the Offering or by listing the shares for trading on a national securities exchange. If we do not liquidate or obtain listing of the shares by the sixth anniversary of the termination of the Offering, we will make an orderly disposition of our assets and distribute the cash to investors unless a majority of the board of directors and a majority of the independent directors extends such date.

Acquisition and Investment Policies

We seek to invest in real estate and real estate related assets, such as office, industrial, retail, hospitality, recreation and leisure and multifamily properties, as well as property for development or redevelopment into commercial properties, and real estate related assets, including collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests, that are supported by similar types of properties.  We also may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  In each case, we will target assets that have been identified as being opportunistic investments with significant possibilities for short-term capital appreciation.  These assets will be identified as such because of their property-specific characteristics or their market characteristics.  For instance, properties that may benefit from unique repositioning opportunities, for development or redevelopment, or which are located in markets with higher volatility and high growth potential may present appropriate investments for us.  Because our intended approach to acquiring and operating properties involves more risk than comparable real estate programs that have a targeted holding period for investments longer than ours, utilize leverage to a lesser degree or employ more conservative investment strategies, we believe that we have a potential for a higher rate of return than comparable real estate programs.  We seek to acquire properties that we believe are likely to significantly appreciate in value during a three to six year period following the termination of the Offering, which will be on or before September 20, 2007.  We believe that selecting and acquiring properties with an anticipated holding period that does not exceed our targeted fund life will enable us to capitalize on the potential for increased income and capital appreciation of such properties while also providing for a level of liquidity consistent with our investment strategy of providing either liquidity or a return of investments within a three to six year period following the termination of the Offering.  However, economic or market conditions may influence us to hold our investments for different periods of time.

We typically make our investments in fee title or a long-term leasehold estate through Behringer Harvard OP or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Opportunity Advisors or other persons.

As of December 31, 2006, we owned interests in four office properties and one mixed-use hotel and residential property, and we were the mezzanine lender for two apartment development properties, an investment portfolio covering five states.

Borrowing Policies

We target to borrow up to 75% of the aggregate value of our assets if interest rates and loan terms are favorable.  Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets based on the contract purchase price unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation does not apply to individual properties and will apply only when we have invested substantially all of our capital.  As a result, we may borrow more than 75% of the asset value of any property we acquire.  While we target to borrow up to 75% of our aggregate asset value if interest rates and loan terms are favorable, our advisor’s and its affiliates’ experience with prior real estate programs with similar opportunistic investment strategies has been that lenders’ preferences will be to make loans of closer to 60% to 65% of the asset value of a property of the type targeted by us until such time as the property has been successfully repositioned or redeveloped.  In that event, we target to borrow up to the maximum amount available from our lenders.  Our board of directors must review our aggregate borrowings at least quarterly.  As of December 31, 2006, we had an aggregate debt leverage ratio of approximately 34% of the aggregate value of our assets.

Distribution Policy

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our “REIT taxable income” to our stockholders on an annual basis.  We currently intend, although we are not legally obligated, to make regular monthly cash distributions to holders of shares of our common stock at least at the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so.  Cash distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code.

Cash distributions are paid to investors who are stockholders as of the record dates selected by our board of directors.  Our board of directors currently authorizes cash distributions on a quarterly basis, portions of which are paid on a monthly basis.  Monthly cash distributions are paid based on daily record and distribution declaration dates.  Therefore, our investors will be entitled to be paid cash distributions beginning on the day that they purchase shares.  There can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or that distributions will increase over time.  Since we began operations, our board of directors has declared distributions as summarized below:

Period	Approximate Amount (Rounded)	Annualized Percentage Return Assuming $10.00 Per Share Purchase Price (1)
3rd Qtr. 2006	$0.0504068 per share	2%

4th Qtr. 2006	$0.0504068 per share	2%

Special distribution as of December 31, 2006 (2)	$0.0770031 per share	—

1st Qtr. 2007	$0.0616410 per share	2.5%

2nd Qtr. 2007	$0.0747929 per share	3%

(1)             The average weighted share price may be lower than $10.00 per share, and the individual percentage return may be greater than the stated percentage, as a result of shares purchased through our distribution reinvestment plan at less than $10.00 per share and shares issued at discounted purchase prices, such as volume discounts, per the terms of our Offering.

(2)             On December 19, 2006, our board of directors approved a special distribution of approximately $1.4 million to all common stockholders of record as of December 31, 2006.  This special distribution was paid on January 26, 2007.

Tax Status

We will make an election to be taxed as a REIT for federal income tax purposes, effective for our taxable year ending December 31, 2006, and believe that we have qualified for the year ended December 31, 2006.  As long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax at the corporate level to the extent we distribute at least 90% of our “REIT taxable income” to our stockholders on an annual basis.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  Unless entitled to relief under specific statutory provisions, we also will be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification.  Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

Competition

We are subject to significant competition in seeking real estate investments and tenants.  We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities.  We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us.  Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Opportunity Advisors.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

Regulations

Our investments will be subject to various federal, state and local laws, ordinances and regulations (including those of foreign jurisdictions), including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments.  Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Significant Tenants

As of December 31, 2006, four of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Verizon Information Services Inc., a telecommunications provider, leased approximately 57% of Ferncroft Corporate Center and accounted for rental revenue of approximately $1,510,000 since acquisition, or approximately 32% of our aggregate rental revenues for the year ended December 31, 2006.  ABC Insurance Management Group, LLC, a multi-line insurance agency, leased approximately 52% of the Whitewater Property and accounted for rental revenue of approximately $662,000 since acquisition, or approximately 14% of our aggregate rental revenues for the year ended December 31, 2006.  Kingsdell, L.P., our 5% unaffiliated partner in Chase Park Plaza and its hotel operator, leased the hotel and its operations and accounted for rental revenue of approximately $629,000 since acquisition, or approximately 14% of our aggregate rental revenues for the year ended December 31, 2006.  SAS Institute Inc., a privately-held software company, leased approximately 25% of Ferncroft Corporate Center and accounted for rental revenue of approximately $568,000 since acquisition, or approximately 12% of our aggregate rental revenues for the year ended December 31, 2006.

Employees

We have no direct employees.  The employees of Behringer Opportunity Advisors and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations services.

We are dependent on affiliates of Behringer Harvard Holdings for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities.  In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets.  We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC.  We also have filed with the SEC a registrant statement in connection with our Offering.  Copies of our filings with the SEC may be obtained from our website at www.behringerharvard.com or at the SEC’s website at www.sec.gov as soon as reasonably practicable after we file such reports with the SEC.  Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A.                 Risk Factors.

The factors described below represent our principal risks.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.  Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.

Risks Related to an Investment in Behringer Harvard Opportunity REIT I

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of Behringer Opportunity Advisors, or its affiliates, in the acquisition of our investments, the selection of tenants and the determination of any financing arrangements.  Except for the investments described in the Annual Report on Form 10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments.  You must rely entirely on the management ability of Behringer Opportunity Advisors and the oversight of our board of directors.  We could suffer from delays in locating suitable investments, particularly as a result of our reliance on Behringer Opportunity Advisors at times when management of Behringer Opportunity Advisors is simultaneously seeking to locate suitable investments for other Behringer Harvard sponsored programs, some of which may have investment objectives and employ investment strategies that are similar to ours.  Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties.  Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties.  To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property.  As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment.  We could suffer delays in our property acquisitions due to these reporting requirements.  Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns.  Furthermore, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space.  Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.  In addition, if we are unable to invest our offering proceeds in income-producing real properties in a timely manner, we will hold the proceeds of this offering in an interest-bearing account, invest the proceeds in short-term, investment-grade investments or, ultimately, liquidate.  Delays in selecting, acquiring and developing properties could adversely affect our results of operations, financial condition and ability to make distributions to you.

We may have to make expedited decisions on whether to invest in certain properties, including prior to receipt of detailed information on the property.

In the current real estate market, our advisor and board of directors may frequently be required to make expedited decisions in order to effectively compete for the acquisition of properties and other investments.  Additionally, we may be required to make substantial non-refundable deposits prior to the completion of our analysis and due diligence on property acquisitions and the actual time period during which we will be allowed to conduct due diligence may be limited.  In such cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property.  Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment.  In addition, our advisor and board of directors expect to rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, including Robert M. Behringer, who would be difficult to replace.  We do not have employment agreements with our executive officers, and we cannot guarantee that they will remain affiliated with us.  Although several of our executive officers and key employees, including Mr. Behringer, have entered into employment agreements with affiliates of our advisor, including Harvard Property Trust, LLC, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our advisor.  If any of our key personnel were to cease their affiliation with us, our operating results could suffer.  Further, although Behringer Harvard Holdings has obtained key person insurance on the life of Mr. Behringer, we do not intend to separately maintain key person life insurance on Mr. Behringer or any other person.  We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for persons with these skills is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel.  Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to real properties both nationally and in certain geographic regions.  Maintaining such relationships will be important for us to effectively compete for real properties.  We cannot assure you that we will be successful in attracting and retaining such relationships.  If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Our rights, and the rights of our stockholders, to recover claims against our officers, directors and our advisor are limited.

Maryland law provides that a director will not have any liability as a director if the person performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances.  In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages.  Our charter also provides that we will generally indemnify our directors, our officers, our employees, our agents, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, (2) they actually received an improper personal benefit in money, property or services, or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful.  As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases.  However, in accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter provides that we may not indemnify our directors, our officers, our employees, our agents, our advisor and its affiliates unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

Your investment may be subject to additional risks if we make international investments.

We may purchase real estate assets located outside the United States and may make or purchase mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States.  These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located.  These laws may expose us to risks that are different from and in addition to those commonly found in the United States.  Foreign investments could be subject to the following risks:

•                  governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•                  variations in currency exchange rates;

•                  adverse market conditions caused by inflation or other changes in national or local economic conditions;

•                  relative interest rates;

•                  availability, cost and terms of mortgage funds resulting from varying national economic policies;

•                  real estate and other tax rates and other operating expenses in a particular country where we have an investment;

•                  land use and zoning laws;

•                  more stringent environmental laws or changes in these laws;

•                  social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment; and

•                  legal and logistical barriers to enforcing our contractual rights.

Any of these risks could have an adverse effect on our business, results of operations and ability to make distributions to our stockholders.

We do not have substantial experience with international investments.

Neither we nor our sponsor, Behringer Harvard Holdings, or any of its affiliates has any substantial experience investing in real property or other investments outside the United States.  Although our investments in real estate assets to date are located in the United States, we also expect to invest in real estate assets located outside the United States.  We are not limited as to the specific geographic regions where we may conduct our operations.  We may not have the expertise necessary to maximize the return on our international investments.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

Because a number of our affiliated real estate programs use investment strategies that are similar to ours, our executive officers, our advisor and its executive officers face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.

Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties.  As a result, we may be buying properties at the same time as one or more of the other Behringer Harvard sponsored programs managed by officers and employees of our advisor and/or its affiliates are buying properties, and these other Behringer Harvard sponsored programs may use investment strategies that are similar to ours.  Our affiliates, Behringer Advisors LP, Behringer Harvard Advisors I LP and Behringer Harvard Advisors II LP, are the advisors to other Behringer Harvard sponsored real estate programs.  Our executive officers and the executive officers of our advisor also are the executive officers of Behringer Advisors LP, Behringer Harvard Advisors I LP and Behringer Harvard Advisors II LP and other REIT advisors, the general partners of limited partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common ownership.  There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard sponsored program.  In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of managers of other Behringer Harvard sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard sponsored program or affiliate, which may have an investment strategy that is similar to ours.  In addition, we may acquire properties in geographic areas where other Behringer Harvard sponsored programs own properties.  If one of the other Behringer Harvard sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.  You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.  Similar conflicts of interest may apply if our advisors determine to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf, since other Behringer Harvard sponsored programs may be competing with us for such investments.

Behringer Opportunity Advisors faces conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements, which could result in a disproportionate benefit to another Behringer Harvard sponsored program or a third-party.

We are likely to enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with third parties as well as other Behringer Harvard sponsored programs for the acquisition, development or improvement of properties.  We also may purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

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

•                  the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor; or

•                  that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

From time to time we may make an equity investment in a partnership, joint venture or other entity to which another Behringer Harvard sponsored program has provided debt financing in the form of a mortgage, bridge or mezzanine loan.  In such an arrangement, our equity interest in the partnership, joint venture or other entity would be subordinate to the debt interest of the other Behringer Harvard sponsored program if the partnership, joint venture or other entity were to liquidate.  Thus, the other Behringer Harvard sponsored program would have a right to receive liquidation proceeds prior to us, and it is possible that the liquidation proceeds available would not be sufficient for us to recoup all or any of our investment.

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Affiliates of Behringer Opportunity Advisors recently sponsored registered public offerings on behalf of Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard Mid-Term Value Enhancement Fund I LP, which offerings terminated on February 19, 2005, and currently are sponsoring a registered public offering on behalf of Behringer Harvard REIT I, Inc.  Mr. Behringer and affiliates of Behringer Opportunity Advisors, which are managed by substantially the same personnel as Behringer Opportunity Advisors, serve as general partners, officers or advisors to these other Behringer Harvard sponsored programs.  Because Behringer Opportunity Advisors or its affiliates have advisory and management arrangements with other Behringer Harvard sponsored programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard sponsored programs, but not others.  Behringer Opportunity Advisors or its affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard sponsored program other than us.  In such event, our results of operations and ability to make distributions to our stockholders could be adversely affected.

In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another Behringer Harvard sponsored program or joint venture, Behringer Opportunity Advisors and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, and you may face certain additional risks.  For example, it is anticipated that Behringer Harvard Short-Term Opportunity Fund I LP will never have an active trading market.  Therefore, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future.  In addition, in the event we joint venture with a Behringer Harvard sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Behringer Harvard sponsored program’s liquidation.  We may not desire to sell the properties at such time.  Although the terms of any joint venture agreement between us and another Behringer Harvard sponsored program would grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

Because Mr. Behringer and his affiliates have sponsored other Behringer Harvard real estate funds, agreements and transactions among us and those parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.  Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you.  In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time.  If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest.  Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.  In addition, to the extent that our co-venturer, partner or co-tenant is an affiliate of Behringer Opportunity Advisors, certain conflicts of interest will exist.

Behringer Opportunity Advisors and its officers and employees and certain of our key personnel face competing demands relating to their time, and this may cause our investment returns to suffer.

Behringer Opportunity Advisors and its officers and employees and certain of our key personnel and their respective affiliates are general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well.  Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.  During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.  If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

Each of our executive officers, including Mr. Behringer, who also serves as the chairman of our board of directors, also are officers of our advisor, our property manager, our dealer manager and other affiliated entities, including Behringer Opportunity Advisors.  As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders.  Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates, (4) investments with affiliates of our advisor, (5) compensation to our advisor, and (6) our relationship with our dealer manager and property manager.

Your investment will be diluted upon conversion of the convertible stock.

Behringer Harvard Holdings, an affiliate of Behringer Opportunity Advisors, purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000.  Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us.  The terms of the convertible stock provide that, generally, the holder of such shares will receive shares of common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by the stockholders and a 10% cumulative, non-

compounded, annual return on such capital.  The shares of convertible stock will be converted into shares of common stock automatically if:

•                  the holders of our common stock have received distributions equal to the sum of the aggregate capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital;

•                  the shares of common stock are listed for trading on a national securities exchange; or

•                  the advisory agreement expires without renewal or is terminated, other than due to a termination because of a material breach by advisor, and at the time of or subsequent to such termination the holders of our common stock have received aggregate distributions equal to the sum of the capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital contributions through the date of conversion.

Our advisor and Mr. Behringer can influence whether we terminate the advisory agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange.  Accordingly, our advisor can influence both the conversion of the convertible stock issued to it and the resulting dilution of other stockholders’ interests.

The convertible shares issued to an affiliate of our advisor may be worth 15% of the excess of our enterprise value over the sum of the capital invested by our stockholders and a 10% cumulative, non-compounded, annual return.

We have issued 1,000 shares of our convertible stock to an affiliate of Behringer Opportunity Advisors for an aggregate purchase price of $1,000.  As described above, under limited circumstances, these shares may be converted into shares of our common stock.  The terms of the convertible stock provide that, generally, the holder of such shares will receive shares of common stock with a value on the date of determination of the number of shares issuable upon such conversion equal to 15% of the excess of our enterprise value over the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital.  As a result, following conversion, the holder of the convertible stock will be entitled to a substantial portion of amounts distributable to our stockholders.

Behringer Opportunity Advisors faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory agreement, Behringer Opportunity Advisors is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders.  However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders.  In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees.  In addition, our advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.  The terms of our convertible stock provide for its conversion into shares of common stock in the event we terminate the advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds.

The terms of our advisory agreement require us to pay a performance-based termination fee to our advisor (reduced by the value of shares of common stock issued or issuable upon conversion of our convertible stock) in the event that the advisory agreement expires without renewal or is terminated, other than because of a material breach by the advisor; the holders of the common stock have received distributions equal to the sum of the capital invested by such stockholders and a 10% cumulative, non-compounded, annual return; or the shares of common stock are listed for trading on a national securities exchange.  To avoid the conversion of our convertible stock and/or paying this fee, our independent directors may decide against terminating the advisory agreement prior to the listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interest.  In addition, the conversion feature of our convertible stock and the requirement of the advisory agreement to pay a fee to our advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion and the fee payment.  Moreover, our advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance fee and the conversion of the convertible stock, which could have the effect of delaying, deferring or preventing the change of control.

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory, property management and dealer manager services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a disruption of our business.

Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor, HPT Management Services LP (“HPT Management”), our management company, and Behringer Securities LP (“Behringer Securities”), the dealer manager of this offering.  The operations of our advisor, HPT Management and Behringer Securities represent a substantial majority of the business of Behringer Harvard Holdings.  In light of the common ownership of these entities and their importance to Behringer Harvard Holdings, we consider the financial condition of Behringer Harvard Holdings when assessing the financial condition of our advisor, HPT Management and Behringer Securities.  While we believe that Behringer Harvard Holdings currently has adequate cash availability from both funds on hand and borrowing capacity through its existing credit facilities in order to meet its obligations, its continued viability may be affected by its ability to continue to successfully sponsor and operate real estate programs.  In the event that Behringer Harvard Holdings would be unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in disruption of our business.

Risks Related to Our Business in General

A limit on the number of shares a person may own may discourage a takeover.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT.  Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding common stock.  This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third-party from acquiring us.

Our charter permits our board of directors to issue up to 400,001,000 shares of capital stock.  Our board of directors, without any action by our stockholders, may (1) increase or decrease the aggregate number of shares, (2) increase or decrease the number of shares of any class or series we have authority to issue or (3) classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption of any such stock.  Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder.  These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities.  An interested stockholder is defined as:

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

Maryland law provides a second anti-takeover statute, its Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter.  Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter.  “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power.  Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval.  A “control share acquisition” means the acquisition of control shares.  The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation.  Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock.  We can offer no assurance that this provision will not be amended or eliminated at any time in the future.  This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Our investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).  If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•                  limitations on capital structure;

•                  restrictions on specified investments;

•                  prohibitions on transactions with affiliates; and

•                  compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Offering ends.  If we are unable to invest a significant portion of the proceeds of the Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns.  This would reduce the cash available for distribution to investors and possibly lower your returns.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.  If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.  In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.  Registration as an investment company could have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to you.

You are bound by the majority vote on matters on which you are entitled to vote.

You may vote on certain matters at any annual or special meeting of stockholders, including the election of directors.  However, you will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if you do not vote with the majority on any such matter.

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

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders.  These policies may change over time.  The methods of implementing our investment policies may also vary, as new investment techniques are developed.  Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders.  As a result, the nature of your investment could change without your consent.

You are limited in your ability to sell your shares pursuant to the share redemption program.

Any stockholder requesting repurchase of their shares pursuant to the share redemption program will be required to certify to us that such stockholder acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original subscriber by way of a bona fide gift not for value to, or for the benefit of, a member of the subscriber’s immediate or extended family or through a transfer to a custodian, trustee or other fiduciary for the account of the subscriber or his immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or by operation of law.  You should be fully aware that our share redemption program contains certain restrictions and limitations.  Shares may be redeemed on a quarterly basis, pro rata among all stockholders requesting redemption in such quarter, with a priority given to redemptions upon the death or disability of a stockholder, next to stockholders who demonstrate, in the discretion of our board of directors, another involuntary exigent circumstance, such as bankruptcy, next to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA and, finally, to other redemption requests.  We will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Our board of directors will determine from time to time, and at least quarterly, whether we have sufficient excess cash to repurchase shares.  Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus 1% of the operating cash flow from the previous fiscal year (to the extent positive).  Further, our board of directors reserves the right to reject any request for redemption or to terminate, suspend, or amend the share redemption program at any time.  Therefore, in making a decision to purchase shares of our common stock, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

If you are able to resell your shares to us pursuant to our redemption program, you will likely receive substantially less than the fair market value for your shares.

Other than redemptions following the death or disability of a stockholder, the purchase price for shares we repurchase under our redemption program will equal (1) prior to the time we begin having appraisals performed by an independent third party, the amount by which (a) the lesser of (i) 90% of the average price the original purchaser or purchasers of your shares paid to us for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the offering price of shares in our most recent offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our properties; or (2) after we begin obtaining appraisals performed by an independent third party, the lesser of (i) 100% of the average price the original purchaser or purchasers of your shares paid for all of your shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the net asset value per share, as determined by the most recent appraisal.  Accordingly, you would likely receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation, and even if you have your shares purchased by a subsequent third-party purchaser, you will likely receive substantially less than the underlying asset value of your shares.

Your interest in Behringer Harvard Opportunity REIT I will be diluted if we issue additional shares.

Stockholders do not have preemptive rights to any shares issued by us in the future.  Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock.  Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval.  All of such shares may be issued in the discretion of our board of directors.  Stockholders will likely experience dilution of their equity investment in us in the event that we (1) sell additional shares in the Offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of our convertible stock, (5) issue shares of our common stock upon the exercise of any options granted to our independent directors or employees of Behringer Opportunity Advisors and HPT Management or their affiliates, (6) issue shares to Behringer Opportunity Advisors, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard OP.  In addition, the partnership agreement for Behringer Harvard OP contains provisions which would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard OP.  Because the limited partnership interests of Behringer Harvard OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.  Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Payment of fees to Behringer Opportunity Advisors and its affiliates will reduce cash available for investment and payment of distributions.

Behringer Opportunity Advisors and its affiliates perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge or mezzanine loans and the administration of our other investments.  They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distributions to stockholders.

We may be restricted in our ability to replace our property manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of (and only in the event of) a showing of willful misconduct, gross negligence, or deliberate malfeasance by the property manager in the performance of the property manager’s duties.  Our board of directors may find the performance of our property manager to be unsatisfactory.  However, such performance by the property manager may not reach the level of “willful misconduct, gross negligence, or deliberate malfeasance.”  As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

Distributions may be paid from capital and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders.  Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available, real estate securities, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations.  Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period.  The amount of cash available for distributions will be affected by many factors, such as our ability to buy properties as offering proceeds become available, the income from those properties and mortgages and yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables.  Actual cash available for distributions may vary substantially from estimates.  We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will increase over time.  Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, that loans we make will be repaid or paid on time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or our investments in securities will increase our cash available for distributions to stockholders.  Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.

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

•                  Any failure by a borrower under our mortgage, bridge or mezzanine loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders.

•                  Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•                  Cash available to make distributions may decrease if the assets we acquire have lower yields than expected.

•                  There may be a delay between the sale of the common stock and our purchase of real properties.  During that time, we may invest in lower yielding short-term instruments, which could result in a lower yield on your investment.

•                  If we lend money to others, such funds may not be repaid in accordance with the loan terms or at all, which could reduce cash available for distributions.

•                  Federal income tax laws require REITs to distribute at least 90% of their taxable income to stockholders.  This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs.  If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease.

•                  In connection with future property acquisitions, we may issue additional shares of common stock, operating partnership units or interests in other entities that own our properties.  We cannot predict the number of shares of common stock, units or interests which we may issue, or the effect that these additional shares might have on cash available for distributions to you.  If we issue additional shares, they could reduce the cash available for distributions to you.

•                  We make distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax.  Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, our board of directors, in its discretion, may retain any portion of our cash on hand for working capital.  We cannot assure you that sufficient cash will be available to make distributions to you.

Until we generate operating cash flow sufficient to make distributions to our stockholders, we may make all or a substantial portion of our distributions from other sources in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest and negatively impact the value of your investment.

We expect that cash distributions to our stockholders generally will be based principally on cash available or anticipated from the operations of our properties, real estate securities, mortgage, bridge or mezzanine loans and other investments.  However, until we generate operating cash flow sufficient to make distributions to our stockholders, some or all of our distributions will be paid from other sources, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from borrowings in anticipation of future cash flow.  Accordingly, the amount of distributions paid at any time may not reflect current cash flow from operations.  To the extent distributions are paid from offering proceeds or from borrowings, we will have less capital available to invest in properties, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation.  In that event, the value of your investment in us could be impaired.

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by the following market and economic challenges, which may result from a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties may be located:

•                  poor economic conditions may result in defaults by tenants of our properties and borrowers under our mortgage, bridge or mezzanine loans;

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

The public programs sponsored by Behringer Harvard Holdings have experienced losses in the past, and we may experience similar losses.

Historically, each of the public programs sponsored by Behringer Harvard Holdings has experienced losses during the first several quarters of its operation.  Many of these losses can be attributed to initial start-up costs and operating costs incurred prior to purchasing properties or making other investments that generate revenue.  We face similar circumstances and thus have experienced similar losses and we may continue to do so in the future.  As a result, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

Substantially all of the gross proceeds of the Offering will be used to make investments in real estate and real related assets, to pay various fees and expenses and to establish an initial working capital reserve of at least 1% of the contract price of the properties we acquire, which we expect will equal approximately 0.9% of the gross proceeds from the Offering, assuming no debt financing.  In addition to any reserves we establish, a lender may require escrow of working capital reserves in excess of our established reserves.  If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.

We may use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  We intend to manage credit risk by dealing only with major financial institutions that have high credit ratings.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.  We intend to manage basis risk by matching, to a reasonable extent, the contract index to the index upon which the hedged asset or liability is based.  Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  We intend to manage legal enforceability risks by ensuring, to the best of our ability, that we contract with reputable counterparties and that each counterparty complies with the terms and conditions of the derivative contract.  If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

Complying with REIT requirements may limit our ability to hedge risk effectively.

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations.  Under current law, income that we generate from derivatives or other transactions intended to hedge our interest rate risk may constitute income that does not qualify for purposes of the 75% income requirement applicable to REITs, and also may be treated as nonqualifying income for purposes of the 95% income test also applicable to REITs unless specified requirements are met.  In addition, any income from foreign currency or other hedging transactions may constitute nonqualifying income for purposes of both the 75% and 95% income tests.  As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

The State of Texas recently enacted legislation that creates a new “margin tax” and decreases state property taxes.  This tax reform could result in decreased reimbursable expenses from tenants, and increased taxes on our operations, which could reduce the cash available for distribution to you.

In May 2006, the State of Texas enacted legislation which replaces the current franchise tax with a new “margin tax,” which is effective for calendar years beginning after December 31, 2006.  The new legislation expands the number of entities covered by the current Texas franchise tax, and specifically includes limited partnerships as subject to the new margin tax.  The tax generally will be 1% of an entity’s taxable margin, which is the part of an entity’s total revenue less applicable deductions apportioned to Texas.  In May 2006, the State of Texas also enacted legislation that reduces the state property tax.  As a result of this new Texas property tax legislation, reimbursable expenses from tenants at the property level may decrease, due to decreased property taxes.  We hold assets in Texas.  As a consequence, the new margin tax, combined with the decrease of reimbursable expenses due to the decreased property tax, could reduce the amount of cash we have available for distribution to you.

General Risks Related to Investments in Real Estate

As a result of our higher risk opportunistic property acquisition strategy, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Our strategy for acquiring properties may involve the acquisition of properties in markets that are depressed or overbuilt and/or have high growth potential in real estate lease rates and sale prices.  As a result of our investment in these types of markets, we will face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time.  For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected.  Our intended approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that have a targeted holding period for investments longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•                  changes in general economic or local conditions;

•                  changes in supply of or demand for similar or competing properties in an area;

•                  ability to collect rent from tenants;

•                  changes in interest rates and availability of permanent mortgage funds which may render the sale of a property difficult or unattractive;

•                  the illiquidity of real estate investments generally;

•                  changes in tax, real estate, environmental and zoning laws; and

•                  periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

If we have limited diversification of the geographic locations of our properties, our operating results will be affected by economic changes that have an adverse impact on the real estate market in those areas.

The properties acquired by certain other Behringer Harvard sponsored programs that have investment objectives similar to ours generally have been located in the Southwest United States, and more specifically, in the Dallas, Texas metropolitan area.  This is particularly true of Behringer Harvard Short-Term Opportunity Fund I LP.  Based upon the anticipated holding period of our properties, the current real estate market in the Dallas, Texas metropolitan area, and the experience of Behringer Opportunity Advisors and its affiliates with the real estate market in this geographic area, we anticipate that a number of our future property acquisitions may be located in this geographic area.  In the event that most of our properties are located in this geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in the area.  Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

Properties that have significant vacancies could be difficult to sell which could diminish the return on your investment.

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

Many of our investments are dependent on tenants for revenue, and lease terminations could reduce our distributions to our stockholders.

The success of our real property investments often will be materially dependent on the financial stability of our tenants.  Lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders.  A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage.  In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property.  If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.  Additionally, loans that we make generally will relate to real estate.  As a result, the borrower’s ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to make cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space.  If we have insufficient working capital reserves, we will have to obtain financing from other sources.  We intend to establish initial working capital reserves of at least 1% of the contract price of the properties we acquire.  In addition to any reserves we establish, a lender may require escrow of working capital reserves in excess of our established reserves.  If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us.  Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for working capital purposes such as future tenant improvements.  Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to make cash distributions to our stockholders.

We intend to hold the various real properties in which we invest until such time as Behringer Opportunity Advisors determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  Otherwise, Behringer Opportunity Advisors, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation if we do not cause the shares to be listed for trading on a national securities exchange by the sixth anniversary of the termination of the Offering, unless a majority of the board of directors and a majority of the independent directors agree to extend such date.  The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control.  We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

Behringer Opportunity Advisors will attempt to ensure that all of our properties are adequately insured to cover casualty losses.  The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances, such as with marinas, property damage claims.  For instance, marina business activities are customarily subject to various hazards, including gasoline or other fuel spills, fires, drownings and other water-related accidents, boat storage rack collapses and other dangers relatively common in the marina industry.  In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims.  Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans.  It is uncertain whether such insurance policies will continue to be available, or be available at reasonable cost, which could inhibit our ability to finance or refinance our properties.  In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure you that we will have adequate coverage for such losses.  In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss.  In addition, other than our working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.  Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

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

In addition, we may invest in unimproved real property.  Returns from development of unimproved properties also are subject to risks and uncertainties associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups.  Although our intention is to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.

If we contract with Behringer Development Company LP or its affiliates for newly developed property, we cannot guarantee that our earnest money deposit made to Behringer Development Company LP will be fully refunded.

We may enter into one or more contracts, either directly or indirectly through joint ventures, tenant-in-common investments or other co-ownership arrangements with affiliates or others, to acquire real property from Behringer Development Company LP (“Behringer Development”), an affiliate of Behringer Opportunity Advisors.  Properties acquired from Behringer Development or its affiliates may be either existing income-producing properties, properties to be developed or properties under development.  We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties.  In the case of properties to be developed by Behringer Development or its affiliates, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property by Behringer Development or its affiliates.  At the time of contracting and the payment of the earnest money deposit by us, Behringer Development or its affiliates typically will not have acquired title to any real property.  Typically, Behringer Development or its affiliates will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion.  We may enter into such a contract with Behringer Development or its affiliates even if at the time of contracting we have not yet raised sufficient proceeds in our offering to enable us to close the purchase of such property.  However, we will not be required to close a purchase from Behringer Development or its affiliates, and will be entitled to a refund of our earnest money, in the following circumstances:

•                  Behringer Development or its affiliates fails to develop the property;

•                  all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•                  we are unable to raise sufficient proceeds from our offering to pay the purchase price at closing.

The obligation of Behringer Development or its affiliates to refund our earnest money will be unsecured, and no assurance can be made that we would be able to obtain a refund of such earnest money deposit from it under these circumstances since Behringer Development is an entity without substantial assets or operations. However, Behringer Development or its affiliates’ obligation to refund our earnest money deposit will be guaranteed by HPT Management, our property manager, which will enter into contracts to provide property management and leasing services to various Behringer Harvard sponsored programs, including us, for substantial monthly fees.  As of the time HPT Management may be required to perform under any guaranty, we cannot assure you that HPT Management will have sufficient assets to refund all of our earnest money deposit in a lump sum payment.  If we were forced to collect our earnest money deposit by enforcing the guaranty of HPT Management, we will likely be required to accept installment payments over time payable out of the revenues of HPT Management’s operations.  We cannot assure you that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do.  Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.  In addition, the number of entities and the amount of funds competing for suitable investments may increase.  Any such increase would result in increased demand for these assets and therefore increased prices paid for them.  If we pay higher prices for properties and other investments, our profitability will be reduced and you may experience a lower return on your investment.

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

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction.  Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition.  Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio.  In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio.  In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  Any of the foregoing events may have an adverse effect on our operations.

If we set aside insufficient working capital reserves, we may be required to defer necessary property improvements.

If we do not estimate enough reserves for working capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property that may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property.  If this happens, we may not be able to maintain projected rental rates for effected properties, and our results of operations may be negatively impacted.

If we acquire lodging facilities, we will be dependent on the third-party managers of those facilities.

In order to qualify as a REIT, we will not be able to operate any hotel properties that we acquire or participate in the decisions affecting the daily operations of our hotels.  We will lease any hotels we acquire to a taxable REIT subsidiary (“TRS”) in which we may own up to a 100% interest.  Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels.  Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.

                We will depend on these independent management companies to adequately operate our hotels as provided in the management agreements.  We will not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates).  Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, revenue per available room and average daily rates, we may not be able to force the management company to change its method of operation of our hotels.  We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement.  In the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected hotels.

If we acquire lodging properties, we may have to make significant capital expenditures to maintain them.

Hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment.  Generally, we will be responsible for the costs of these capital improvements, which gives rise to the following risks:

•                  cost overruns and delays;

•                  renovations can be disruptive to operations and can displace revenue at the hotels, including revenue lost while rooms under renovation are out of service;

•                  the cost of funding renovations and the possibility that financing for these renovations may not be available on attractive terms; and

•                  the risk that the return on our investment in these capital improvements will not be what we expect.

If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to borrow to fund future capital improvements.

General economic conditions and discretionary consumer spending may affect certain of the properties we acquire and lower the return on your investment.

The operations of certain properties in which we may invest, such as hotels and recreation and leisure properties, will depend upon a number of factors relating to discretionary consumer spending.  Unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects as a result of terrorist attacks, military activity or natural disasters could reduce consumer spending in the markets in which we own properties and adversely affect the operation of those properties.  Consumer spending on luxury goods, travel and other leisure activities such as boating, skiing and health and spa activities may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable.  In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on luxury goods, travel and other leisure activities.  Certain of the classes of properties which we may acquire may be unable to maintain their profitability during periods of adverse economic conditions or low consumer confidence, which could in turn affect the ability of operators to make scheduled rent payments to us.

Seasonal revenue variations in certain asset classes will require the operators of such assets to manage cash flow properly over time to meet their non-seasonal scheduled rent payments to us.

Certain of the properties in which we may invest, including some hotels and resorts and recreation and leisure properties, are generally seasonal in nature.  For example, the typical ski season begins in early November and runs through April, during which time ski resorts generate the vast majority of their annual revenues.  Revenues and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations.  As a result of the seasonal nature of certain industries that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us.  The failure of an operator or a tenant to properly manage its cash flow may result in such operator or tenant having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available for distribution to stockholders.

Adverse weather conditions may affect operations of certain of the properties we acquire or reduce our operators’ ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.

Weather conditions beyond our control may influence revenues at certain types of properties we acquire, such as some hotels and resorts and recreation and leisure properties.  These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods.  For example, adverse weather could reduce the number of people participating in skiing, beach and boating activities at properties we acquire.  Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates.  Poor weather conditions could also disrupt operations at properties we acquire and may adversely affect both the value of our investment in a property, as well as the ability of our tenants and operators to make their scheduled rent payments to us.

Marinas, ski resorts and other types of properties in which we may invest may not be readily adaptable to other uses, and if these properties become unprofitable, we may not be able to recoup the value of our investment.

Ski resorts and related properties, marinas, and other types of recreation and leisure properties in which we may invest are specific-use properties that have limited alternative uses.  Therefore, if the operations of any of our properties in these sectors become unprofitable due to industry competition, a general deterioration of the applicable industry or otherwise, we may have great difficulty selling the property or we may have to sell the property for substantially less than we paid for it.  Should any of these events occur, our income and cash available for distribution could be reduced.

Governmental regulation of marinas with respect to dredging could negatively impact marinas we acquire and the value of our investment.

Marinas that we may acquire must be dredged from time to time to remove the silt and mud that collect in harbor-areas as a result of, among other factors, heavy boat traffic, tidal flow, water flow and storm runoff, in order to assure that boat traffic can safely enter the harbor.  Dredging and disposing of the dredged material can be very costly and may require permits from various governmental authorities.  If we acquire marinas and we or our marina tenants, or operators engaged by our marina tenants, cannot timely obtain the permits necessary to dredge marinas or dispose of the dredged material, or if dredging is not practical or is exceedingly expensive, the operations of the marina would be materially and adversely affected, which would in turn have a negative impact on our financial condition.

We may not control the land beneath marinas we acquire, and this land may be subject to governmental taking.

The U.S. Army Corps of Engineers and the Coast Guard control much of the land located beneath and surrounding most marinas.  The U.S. Army Corps of Engineers and the Coast Guard lease such land to marina owners and operators under leases for wetlands that typically range from five to 50 years, and leases for upland that typically are initially for 25 years.  As a result, many marinas cannot obtain title to land on or near their marinas that they are interested in developing or obtain permission to develop on the land that they lease.  Furthermore, control of such land by the U.S. Army Corps of

Engineers and the Coast Guard increases the possibility that such land, including the marina built on such land, may be condemned and taken by the local, state or federal government in an eminent domain proceeding.

Governmental regulation with respect to the operation of ski resorts could negatively impact ski resorts we acquire and reduce the return on your investment.

Ski resort mountain and lodging operations often require permits and approvals from certain federal, state and local authorities.  Many ski resorts that we may consider acquiring have been granted the right to use federal land as the site for ski lifts and trails and related activities, under the terms of permits with the USDA Forest Service.  The USDA Forest Service has the right to review and approve the location, design and construction of improvements in the permit area and many operational matters.  Where development in or around wetlands is involved, permits must be obtained from the U.S. Army Corps of Engineers.  Further, ski resort operations are subject to environmental laws and regulations, and compliance with these laws and regulations may require expenditures or modifications of development plans and operations in a manner that could have a detrimental effect on the ski resort.  In addition, the rights of ski resorts and related properties that we may acquire or develop to use various water sources on or about their properties may also be subject to significant restrictions or the rights of other riparian users and the public generally.  Certain ski resorts and related properties we may acquire or develop and the municipalities in which they are located may be dependent upon a single source of water, and in some cases the volume of water contained in such water sources could be historically low or inconsistent.  This may lead to disputes and litigation over, and restrictions placed on, water use.  There can be no assurance that new applications of laws, regulations, and policies, or changes in such laws, regulations, and policies, will not occur in a manner that could have a detrimental effect on a ski resort that we may acquire, or that material permits, licenses, or approvals will not be terminated, non-renewed or renewed on terms or interpreted in ways that are materially less favorable to the resorts we purchase.  No assurance can be given that any particular permit or approval will be obtained or upheld on judicial review.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates.  Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us.  We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.  In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property.  The costs of removal or remediation could be substantial.  Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.  Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.  The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

Costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”).  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with the Disabilities Act.  However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner.  If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you, if any.

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

Risks Associated with Debt Financing

We incur mortgage indebtedness and other borrowings, which increases our business risks.

We are permitted to acquire real properties by using either existing financing or borrowing new funds.  In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds for the acquisition of real properties and for payment of distributions to stockholders.  We also may borrow funds if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

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

Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests and a majority of our independent directors approve the greater borrowing.  Our policy limitation, however, does not apply to individual real estate assets and will apply only when we have invested most of our capital.  As a result, we typically borrow, and expect to continue borrowing, more than 75% of the purchase price of an individual real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.

We do not borrow money secured by a particular real property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt.  However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected.  In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default.  For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties.  When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.  If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.  If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

When we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced.  If this occurs, it would reduce cash available for distribution to our stockholders, and it may prevent us from raising capital by issuing more stock or prevent us from borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies.  Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, to discontinue insurance coverage, replace Behringer Harvard Opportunity Advisors as our advisor or impose other limitations.  Any such restriction or limitation may have an adverse effect on our operations.

Interest only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest only mortgage indebtedness.  During the interest only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan.  The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period.  After the interest only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity.  These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan.  If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates.  Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We may borrow money that bears interest at a variable rate.  In addition, from time to time we may pay mortgage loans or refinance our properties in a rising interest rate environment.  Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to you.  In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on the investments.

Financing arrangements involving balloon payment obligations may adversely affect our ability to make distributions.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity.  Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property.  At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment.  The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.  In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.  Any of these results would have a significant, negative impact on your investment.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of your investment.

Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, but we may exceed this limit under some circumstances.  Such debt may be at a level that is higher than real estate investment trusts with similar investment objectives or criteria.  High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants.  These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Risks Related to Investments in Real Estate Related Securities

Investments in real estate related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in real estate equity securities of both publicly traded and private real estate companies.  Our investments in real estate related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.  Issuers of real estate related equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed in this Annual Report on Form 10-K, including risks relating to rising interest rates.

Real estate related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer.  As a result, investments in real estate related equity securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn.  These risks may adversely affect the value of outstanding real estate related equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

Investments in real estate preferred equity securities involve a greater risk of loss than traditional debt financing.

We may invest in real estate related preferred equity securities, which may involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment.  Furthermore, should the issuer default on our investment, we would be able to proceed only against the entity in which we have an interest, and not the property owned by such entity and underlying our investment.  As a result, we may not recover some or all of our investment.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property.  These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender.  In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan.  If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt.  As a result, we may not recover some or all of our investment.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rates exposure and the uncertainty of foreign laws and markets.

We may purchase real property or real estate related securities denominated in foreign currencies.  A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments.  Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

We expect that a portion of any real estate related securities investments we make will be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.  The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate related securities investments to be reduced.

Interest rate risk is the risk that prevailing market interest rates change relative to the current yield on fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stock.  Generally, when market interest rates rise, the market value of these securities declines, and vice versa.  In addition, when interest rates fall, issuers are more likely to repurchase their existing preferred and debt securities to take advantage of the lower cost of financing.  As repurchases occur, principal is returned to the holders of the securities sooner than expected, thereby lowering the effective yield on the investment.  On the other hand, when interest rates rise, issuers are more likely to maintain their existing preferred and debt securities.  As a result, repurchases decrease, thereby extending the average maturity of the securities.  We intend to manage interest rate risk by purchasing preferred and debt securities with maturities and repurchase provisions that are designed to match our investment objectives.  If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.

We may acquire real estate related securities through tender offers, which may require us to spend significant amounts of time and money that otherwise could be allocated to our operations.

We may acquire real estate related securities through tender offers, negotiated or otherwise, in which we solicit a target company’s stockholders to purchase their securities.  The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations.  Additionally, in order to acquire the securities, the employees of our advisor likely will need to devote a substantial portion of their time to pursuing the tender offer — time that otherwise could be allocated to managing our business.  These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.

Risks Associated with Mortgage and Other Lending

We do not have substantial experience investing in mortgage, bridge or mezzanine loans, which could adversely affect our return on mortgage investments.

Neither our advisor nor any of our affiliates has any substantial experience investing in mortgage, bridge or mezzanine loans.  Although we currently do not expect to make significant investments in mortgage, bridge or mezzanine loans, we may make such investments to the extent our advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio.  If we decide to make mortgage, bridge or mezzanine loans or acquire them, we may not have the expertise necessary to maximize the return on our investment.

Our mortgage, bridge or mezzanine loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our mortgage investments.

If we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels.  We do not know whether the values of the property securing the loans will remain at the levels existing on the dates of origination of the loans.  If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

Our mortgage, bridge or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates.

If we invest in fixed-rate, long-term mortgage, bridge or mezzanine loans and interest rates rise, the loans could yield a return lower than then-current market rates.  If interest rates decrease, we will be adversely affected to the extent that mortgage, bridge or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate.

Delays in liquidating defaulted mortgage, bridge or mezzanine loans could reduce our investment returns.

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

Returns on our mortgage, bridge or mezzanine loans may be limited by regulations.

The mortgage, bridge or mezzanine loans in which we invest, or that we may make, may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions.  We may determine not to make mortgage, bridge or mezzanine loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements.  If we decide not to make mortgage, bridge or mezzanine loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

If we acquire property by foreclosure following defaults under our mortgage, bridge or mezzanine loans, we will have the economic and liability risks as the owner.

The liquidation of our assets may be delayed which could delay distributions to our stockholders.

If our advisor determines that it is in our best interest to make or invest in mortgage, bridge or mezzanine loans, any intended liquidation of us may be delayed beyond the time of the sale of all of our properties until all mortgage, bridge or mezzanine loans expire or are sold, because we may enter into mortgage, bridge or mezzanine loans with terms that expire after the date we intend to have sold all of our properties.

Risks Associated with Section 1031 Tenant-in-Common Transactions

We may have increased exposure to liabilities from litigation as a result of any participation by us in Section 1031 Tenant-in-Common Transactions.

Behringer Development, an affiliate of our advisor, or its affiliates (the “Behringer Harvard Exchange Entities”) regularly enter into transactions that qualify for like-kind exchange treatment under Section 1031 of the Code.  Section 1031 tenant-in-common transactions (“Section 1031 TIC Transactions”) are structured as the acquisition of real estate owned in co-tenancy arrangements with parties seeking to defer taxes under Section 1031 of the Code (the “1031 Participants”).  We may provide accommodation in support of or otherwise be involved in such Section 1031 TIC Transactions.  Although our participation in Section 1031 TIC Transactions may have certain benefits to our business, including enabling us to invest capital more readily and over a more diversified portfolio and allowing us to acquire interests in properties that we would be unable to acquire using our own capital resources, there are significant tax and securities disclosure risks associated with the related offerings of co-tenancy interests to 1031 Participants.  Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value.  In certain Section 1031 TIC Transactions, it is anticipated that we would receive fees in connection with our provision of accommodation in support of the transaction and, as such, even though we do not sponsor these Section 1031 TIC Transactions, we may be named in or otherwise required to defend against any lawsuits brought by 1031 Participants because of our affiliation with sponsors of such transactions.  Furthermore, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests, its sponsors, and/or us.  We may be involved in one or more such offerings and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants.  Any amounts we are required to expend defending any such claims will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders.  In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We may have increased business and litigation risks as a result of any direct sales by us of tenant-in-common interests in Section 1031 Tenant-in-Common transactions.

We may directly sell tenant-in-common interests in our properties to 1031 Participants, which may expose us to significant tax and securities disclosure risks.  Changes in tax laws may negatively impact the tax benefits of like-kind exchanges or cause such transactions not to achieve their intended value.  Furthermore, the Internal Revenue Service may determine that the sale of tenant-in-common interests is a “prohibited transaction” under the Code, which would cause all of the gain we realize from any such sale to be payable as a tax to the Internal Revenue Service, with none of such gain available for distribution to our stockholders.  The Internal Revenue Service may conduct an audit of the purchasers of tenant-in-common interests and successfully challenge the qualification of the transaction as a like-kind exchange.  In any such case, we may be named in or otherwise required to defend against any lawsuits brought by stockholders or 1031 Participants in connection with Section 1031 TIC Transactions in which we directly sell tenant-in-common interests.  In addition, as a seller of tenant-in-common interests, we will be required to comply with applicable federal and state securities laws and to provide fair and adequate disclosure to 1031 Participants relating to the respective Section 1031 TIC Transaction.  Any alleged failure by us to comply with these requirements could expose us to risks of litigation.  Any amounts we are required to expend defending claims brought against us will reduce the amount of funds available for investment by us in properties or other investments and may reduce the amount of funds available for distribution to our stockholders.  In addition, disclosure of any such litigation may adversely affect our ability to raise additional capital in the future through the sale of stock.

We are subject to certain risks in connection with our arrangements with Behringer Harvard Exchange Entities.

We anticipate that, in connection with some of our property acquisitions, we currently or subsequently may become tenant-in-common owners of properties in which Behringer Harvard Exchange Entities sell tenant-in-common interests to 1031 Participants.  At the closing of certain properties acquired by a Behringer Harvard Exchange Entity, we may enter into a contractual arrangement with such entity providing that, (1) in the event that the Behringer Harvard Exchange Entity is unable to sell all of the co-tenancy interests in that property to 1031 Participants, we will purchase, at the Behringer Harvard Exchange Entity’s cost, any co-tenancy interests remaining unsold; (2) we will guarantee certain bridge loans associated with the purchase of the property in which tenant-in-common interests are to be sold; and/or (3) we will provide security for the guarantee of such bridge loans.  Accordingly, in the event that a Behringer Harvard Exchange Entity is unable to sell all co-tenancy interests in one or more of its properties, we may be required to purchase the unsold co-tenancy interests in such property or properties.  In any event, as an owner of tenant-in-common interests in properties, we will be subject to the risks that ownership of co-tenancy interests with unrelated third parties entails.  Furthermore, to the extent we guarantee certain bridge loans associated with tenant-in-common transactions, we, as well as the co-tenants, will become liable for the lender’s customary carve-outs under the applicable mortgage loan financing documents, including but not limited to fraud or intentional misrepresentation by a co-tenant or a guarantor of the loan, physical waste of the property, misapplication or misappropriation of insurance proceeds, and failure to pay taxes.

A substantial portion of the properties we acquire may be in the form of tenant-in-common or other co-tenancy arrangements.  We will be subject to risks associated with such co-tenancy arrangements that otherwise may not be present in non-co-tenancy real estate investments.

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

Actions by a co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

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

We will make an election to be taxed as a REIT, effective for our taxable year ending December 31, 2006.  In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control.  We intend to structure our activities in a manner designed to satisfy all of these requirements.  However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to qualify, or continue to qualify, as a REIT.  In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying.

Our qualification as a REIT depends upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.  This means that we cannot assure you that we will satisfy the REIT requirements in the future.

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

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control.  New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.  Our failure to qualify as a REIT would adversely affect your return on your investment.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.

In light of our opportunistic investment strategy, it is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code.  Any subdivision of property, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction.  If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax.  The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax.  A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than four years prior to its sale.  Given our opportunistic investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”) or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes).  However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor.  Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax.  In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

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

If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT.  If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates.  In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status.  Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability.  In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions.  If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.  As a REIT, the value of the stock we hold in all of our TRSs may not exceed 20% of the value of all of our assets at the end of any calendar quarter.  If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 20% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT.  If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT.  Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate.  Distributions paid to us from a TRS are considered to be non-real estate income.  Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.  We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  Our failure to qualify as a REIT would adversely affect your return on your investment.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  In addition, in connection with our Section 1031 TIC Transactions, we or one of our affiliates may enter into a number of contractual arrangements with Behringer Harvard Exchange Entities whereby we will guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity.  In consideration for entering into these agreements, we will be paid fees that could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four ensuing taxable years.  We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  Our failure to qualify as a REIT would adversely affect your return on your investment.

Recharacterization of the Section 1031 TIC Transactions may result in taxation of income from a prohibited transaction, which would diminish distributions to our stockholders.

In the event that the Internal Revenue Service were to recharacterize the Section 1031 TIC Transactions such that we, rather than the Behringer Harvard Exchange Entity, are treated as the bona fide owner, for tax purposes, of properties acquired and resold by the Behringer Harvard Exchange Entity in connection with the Section 1031 TIC Transactions, such characterization could result in the fees paid to us by the Behringer Harvard Exchange Entity as being deemed income from a prohibited transaction, in which event the fee income paid to us in connection with the Section 1031 TIC Transactions would be subject to a 100% tax.  If this occurs, our ability to make cash distributions to our stockholders will be adversely affected.

You may have tax liability on distributions you elect to reinvest in our common stock.

If you elect to have your distributions reinvested in our common stock pursuant to our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested that does not represent a return of capital.  As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce our cash available for distribution to our stockholders.

We intend to maintain the status of the operating partnership as a partnership for federal income tax purposes.  However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a partnership, it would be taxable as a corporation.  In such event, this would reduce the amount of distributions that the operating partnership could make to us.  This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income.  This would substantially reduce our cash available to make distributions and the return on your investment.  In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership.  Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

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

Non-U.S. income or other taxes, and a requirement to withhold any non-U.S. taxes, may apply, and, if so, the amount of net cash from operations payable to you will be reduced.

From time to time, we may acquire real property located outside the U.S. and may invest in stock or other securities of entities owning real property located outside the U.S.  As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and similar foreign taxes in connection with U.S. ownership of foreign real property or foreign securities.  The country in which the real property is located may impose these taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in foreign real property or foreign securities.  As a result, you may be subject to taxes imposed by the foreign country, plus any U.S. federal income taxes imposed on taxable income from any foreign real property or foreign securities.  If a foreign country imposes income taxes on profits from our investments in foreign real property or foreign securities, you may be eligible to claim a tax credit in the U.S. to offset the income taxes paid to the foreign country; however, there is no guarantee that tax credits will be available or that they will fully eliminate the double taxation of a given real property or other stock or security.  The imposition of any foreign country taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you.  Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you.  We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments.  Moreover, if we invest in foreign real property or in securities of an entity owning foreign real property, we may be required to file income tax or other information returns in the foreign jurisdiction to report any income attributable to ownership of real properties or other securities in the other country.  Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to you.  You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock.  Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder.  Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties.  You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares.

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

Equity participation in mortgage, bridge or mezzanine loans may result in taxable income and gains from these properties which could adversely impact our REIT status.

If we participate under a mortgage loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property.  This could affect our ability to qualify as a REIT.

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

General

We completed our first property acquisition in March 2006 and, as of December 31, 2006, we wholly-owned four properties and consolidated one property through an investment in a limited liability company.  In addition, we are the mezzanine lender for two development properties which we consolidate under FIN 46R.

The following table presents certain additional information about our consolidated properties as of December 31, 2006:

		Approximate
		Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
Whitewater Property	Minnetonka, Minnesota	71,000	2-story office building	100%
Ferncroft Corporate Center	Middleton, Massachusetts	226,000	8-story office building	100%
Alexan Voss	Houston, Texas	—	development property	Lender
Alexan Black Mountain	Henderson, Nevada	—	development property	Lender
Chase Park Plaza	St. Louis, Missouri	—	hotel and redevelopment property	95%
Bent Tree Green	Dallas, Texas	138,000	3-story office building	100%
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%

The following information generally applies to all of our properties:

•                  we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•                  we have plans to make repairs and/or improvements or upgrades at several of our properties for which we do not currently have bids on which to estimate the costs for these planned upgrades and repairs, and, at several other properties, we have plans for major redevelopment or development in accordance with planned budgets;

•                  our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•                  depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Pursuant to the SEC’s rules, for each subsequent property acquisition for which we are required to file a current report, we will file a current report on Form 8-K containing information regarding the property acquired, the financial statements related thereto, if necessary, and other pertinent information related to such property.

Future Lease Payments Table

The following table presents the future minimum base rental payments due to us over the next ten years at our consolidated properties as of December 31, 2006:

2007	$10,902,172
2008	11,961,449
2009	12,877,717
2010	12,048,819
2011	12,062,112
2012	12,410,825
2013	2,217,001
2014	453,834
2015	288,036
2016	238,216

Item 3.                    Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
                                Equity Securities.

Market Information

There is no established public trading market for our common stock.  Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.  Pursuant to the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan.  Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

In order for NASD members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  During the Offering and for the first three full fiscal years following the termination of the last public equity offering of shares of our common stock, the value of the shares is deemed to be the Offering price of $10 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds.  There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future.  Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our company.  Such a distribution upon liquidation may be less than $10 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and advisory fees.

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

Holders

As of March 15, 2007, we had approximately 22,347,000 shares of common stock outstanding held by a total of approximately 9,100 stockholders.

Distributions

We will make an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2006.  As a REIT, we are required to distribute at least 90% of our “REIT taxable income” to our stockholders annually.  Our board declares distributions on a quarterly basis, portions of which are paid on a monthly basis.  Monthly distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they purchase shares.  All distributions are recorded to stockholders’ equity.  Until proceeds from our offerings are invested and generating operating cash flow sufficient to make distributions to stockholders, we intend to pay all or a substantial portion of our distributions from the proceeds of such offerings or from borrowings in anticipation of future cash flow.  We initiated the payment of monthly distributions in August 2006.  All of the amounts distributed by us in 2006 represented distributions from the taxable earnings of real estate operations.  In fiscal year 2006, we made cash distributions, including any distributions reinvested, aggregating approximately $1.1 million to our stockholders.  The following table shows the distributions declared and paid for the fiscal year ended December 31, 2006:

	Distributions		Distributions
2006	Declared		Paid
Fourth Quarter	$2,175,864	(1)	$686,499
Third Quarter	572,952		367,723
Second Quarter	—		—
First Quarter	—		—
	$2,748,816		$1,054,222

(1)             Includes a special distribution of approximately $1.4 million declared by our board of directors on December 19, 2006 to all common stockholders of record as of December 31, 2006.

Recent Sales of Unregistered Securities

We issued 21,739 shares of our common stock and 1,000 shares of convertible stock to Behringer Harvard Holdings for $201,000 in cash in conjunction with our inception in 2004.  Pursuant to its terms, the convertible stock generally is convertible into shares of common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 10% cumulative, non-compounded, annual return on such capital.  We issued options to purchase 5,000 shares of our common stock at $9.10 per share to two of our three independent directors and 1,250 shares of our common stock at $9.10 per share to our other independent director on February 17, 2006 pursuant to the 2004 Stock Incentive Award Plan (the “Incentive Plan”).  We issued additional options to purchase 5,000 shares of our common stock at $9.10 per share to each of our three independent directors on June 29, 2006 pursuant to the Incentive Plan.  The options issued pursuant to the Incentive Plan become exercisable one year after the date of grant.  These shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Section 4(2) of the Securities Act.

Use of Proceeds from Registered Securities

Pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-120847) filed under the Securities Act and declared effective by the SEC on September 20, 2005 and a Registration Statement on Form S-11 (SEC Registration No. 333-138804) filed pursuant to Rule 462(b) under the Securities Act on November 17, 2006, we are currently offering for sale to the public on a “best efforts” basis (1) a maximum of 46,587,065 shares of our common stock at a price of $10.00 per share and (2) up to 8,000,000 additional shares pursuant to a distribution reinvestment plan pursuant to which our stockholders could elect to have their distributions reinvested in additional shares of our common stock.  As of December 31, 2006, we had sold approximately 18,189,000 shares of our common stock on a best efforts basis pursuant to the Offering for aggregate gross offering proceeds of approximately $181.3 million.

The above-stated number of shares sold and the gross offering proceeds received from such sales does not include 21,739 shares of common stock purchased by Behringer Harvard Holdings in a private placement in 2004, prior to the commencement of the Offering.

From the commencement of the Offering through December 31, 2006, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount

Other expenses to affiliates *	$21,238,807
Other expenses to non-affiliates	334,532

Total expenses	$21,573,339

*                    “Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through December 31, 2006, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were approximately $159.8 million.  From the commencement of the Offering through December 31, 2006, we had used approximately $96.8 million of such net proceeds to purchase interests in real estate, net of mortgages payable, and $14.2 million was invested through mezzanine loans.  Of the amount used for the purchase of these investments, approximately $4.9 million was paid to Behringer Opportunity Advisors, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	26,250	$9.10	10,973,750	*
Equity compensation plans not approved by security holders	—	—	—
Total	26,250	$9.10	10,973,750	*

*                    All shares authorized for issuance pursuant to awards not yet granted under our 2004 Stock Incentive Award Plan.

Share Redemption Program

In February 2006, our board of directors adopted a share redemption program for our investors.  The purchase price for the redeemed shares is set forth in the prospectus for our Offering of common stock, as supplemented.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds from our distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  During the quarter ended December 31, 2006, we redeemed shares as follows:

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares Redeemed	Price Paid Per Share	Announced Plans or Programs	the Plans or Programs
October 2006	—	$—	—	(1)
November 2006	7,782	$9.00	7,782	(1)
December 2006	—	$—	—	(1)
Total	7,782	$9.00	7,782	(1)

(1)             A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 6.                    Selected Financial Data.

We were formed on November 23, 2004, and did not commence operations until November 9, 2005, when we accepted the minimum amount of subscriptions pursuant to the Offering.  At December 31, 2005, we owned no properties.  As of December 31, 2006, we wholly-owned four properties, consolidated one property in which we have a 95% interest through an investment in a limited liability company and we also consolidated two development properties under FIN 46R as a mezzanine lender.  Accordingly, the selected financial data for each fiscal year presented below reflects significant changes in all categories.  The following data should be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected financial data presented below has been derived from our audited consolidated financial statements.

	As of	As of	As of
	December 31, 2006	December 31, 2005	December 31, 2004

Total assets	$267,167,978	$19,107,332	$201,313

Long-term debt obligations	$89,203,539	$—	$—
Other liabilities	15,869,982	2,693,673	—
Minority interest (1)	2,647,878	—	—
Stockholders' equity	159,446,579	16,413,659	201,313
Total liabilities and stockholders' equity	$267,167,978	$19,107,332	$201,313

			From inception
			(November 23, 2004)
	Year ended	Year ended	through
	December 31, 2006	December 31, 2005	December 31, 2004

Revenues	$4,660,664	$—	$—

Net income (loss)	$2,390,818	$(103,233)	$313

Basic earnings (loss) per share	$0.25	$(0.59)	$0.01

Diluted earnings (loss) per share	$0.25	$(0.59)	$0.01

Distributions declared per share-basic	$0.29	$—	$—

Distributions declared per share-diluted	$0.28	$—	$—

________________________

(1)          Minority interest consists of the non-controlling ownership interests in real estate properties consolidated under FIN 46R and in Chase Park Plaza.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we will evaluate these estimates, including investment impairment.  These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Below is a discussion of the accounting policies that we consider will be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on FIN 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions.  In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate and Intangible Assets

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, tenant relationships, and other intangible assets.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets.  Land values are derived from appraisals, and building and land improvement values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional or economic factors.  The values of the buildings are depreciated over the estimated useful lives ranging from 25 years for office property to 39 years for hotel property using the straight-line method.  Land improvements are depreciated over the estimated useful life of 15 years, and furniture, fixtures and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

Other intangible assets consist of the value of an identified hotel trade name and in-place property tax abatements.  These fair values are based on management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the trade name is amortized over the estimated useful life of 20 years using the straight-line method and the value of the in-place property tax abatement is amortized over its estimated term using the straight-line method.

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

In allocating the purchase price of each of our properties, management makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant.  Many of these estimates are obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated, which could result in an overstatement or understatement of depreciation and/or amortization expense.  These variances could be material to our financial statements.

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

For real estate we own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management compares the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  We had no impairment charges in 2006, and we owned no real estate assets prior to 2006.

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

Overview

We were formed primarily to invest in and operate real estate or real estate related assets on an opportunistic basis.  In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with higher volatility and high growth potential.  We may acquire office, industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction.  Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 TIC interests, or in entities that make investments similar to the foregoing.

On September 20, 2005, our Registration Statement on Form S-11 (File No. 333-120847) covering the Offering of up to 40,000,000 shares of common stock to be offered at a price of $10.00 per share was declared effective under the

Securities Act.  On November 17, 2006, we registered an additional 6,587,065 shares of common stock pursuant to the Offering through the filing of a Registration Statement on Form S-11 (File No. 333-138804) pursuant to Rule 462(b) under the Securities Act.  The Offering also includes up to 8,000,000 shares of common stock at a price of $9.50 per share pursuant to our distribution reinvestment plan.

On October 27, 2005, the conditions of our escrow agreement with Citibank Texas, N.A. were satisfied and as a result, operations commenced on November 9, 2005 upon acceptance of initial subscriptions.  On November 9, 2005, we had received and accepted subscriptions for 441,204 shares of common stock for gross offering proceeds of $4,408,510.  As of December 31, 2006, we had sold approximately 18,189,000 shares of our common stock, including approximately 119,000 shares through the dividend reinvestment plan, for gross offering proceeds of approximately $181.3 million.  In addition, 21,739 shares owned by Behringer Harvard Holdings were outstanding as of December 31, 2006.  As of December 31, 2006, we had no shares of preferred stock issued or outstanding and 1,000 shares of convertible stock issued and outstanding.

Results of Operations

As of December 31, 2006, we wholly-owned four office properties and we consolidated one mixed-use hotel and residential property through an investment in a limited liability company.  We also consolidated two apartment development properties as a mezzanine lender under FIN 46R.  The properties are located Minnesota, Massachusetts, Texas, Nevada and Missouri.

Fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005

Rental Revenue.  Rental revenue was $4,660,664 for the year ended December 31, 2006 and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases, from our four office properties acquired throughout 2006.  In addition, rental revenue includes approximately one month of revenue from the lease of the hotel-related management and operations of Chase Park Plaza, a mixed-use hotel and residential property acquired on December 8, 2006.  During the year ended December 31, 2005, we did not own any real estate.  Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

Property Operating Expenses.  Property operating expenses for the year ended December 31, 2006 were $1,555,818 and were comprised of operating expenses from our consolidated properties, including approximately $258,000 from our mezzanine loan investments consolidated under FIN 46R.  We expect increases in property operating expenses in the future as we purchase additional real estate properties.  During the year ended December 31, 2005, we did not own any real estate.

Interest Expense.  Interest expense for the year ended December 31, 2006 was $560,018 and was primarily comprised of interest expense from Ferncroft Corporate Center and Chase Park Plaza.  During the year ended December 31, 2005, we did not own any real estate.  We expect increases in interest expense in the future as we purchase and invest in additional real estate properties.  For the year ended December 31, 2006, we capitalized aggregate interest costs of approximately $384,000 for the Alexan Voss and Alexan Black Mountain projects and the redevelopment portion of Chase Park Plaza.  Interest costs for the development of these properties will continue to be capitalized until development is complete.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2006 were $431,788 and were comprised of real estate taxes from our operational properties and Chase Park Plaza.  During the year ended December 31, 2005, we did not own any real estate.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property Management Fees.  Property management fees for the year ended December 31, 2006 were $155,407 and were comprised of property management fees from our consolidated properties.  During the year ended December 31, 2005, we did not own any real estate.  We expect increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees.  Asset management fees for the year ended December 31, 2006 were $200,120 and were comprised of asset management fees from our consolidated properties.  During the year ended December 31, 2005, we did not own any real estate.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2006 were $855,494, as compared to $159,163 for the year ended December 31, 2005, and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.  The increased amount in 2006 was due to increased corporate activity.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended December 31, 2006 was $1,351,054 and was comprised of depreciation and amortization of our consolidated properties.  During the year ended December 31, 2005, we did not own any real estate.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Interest Income.  Interest income for the year ended December 31, 2006 was $2,748,918 and primarily represented interest income on funds on deposit, net of bank fees.  As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.  During the year ended December 31, 2005, we earned $55,930 in interest income.  The increase in interest income in 2006 is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Minority Interest.  Minority interest for the year ended December 31, 2006 was $90,935 and represents the net losses of the two variable interest entities that we consolidate under FIN 46R as a mezzanine lender and the 5% unaffiliated partner’s share of the net income of Chase Park Plaza.  During the year ended December 31, 2005, we had no investments with minority interest holders.

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

Cash Flow Analysis

Fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005

We commenced active operations when we made our first real estate acquisition on March 1, 2006 with the purchase of the Whitewater Property.  As of December 31, 2006, we wholly-owned four office properties and we consolidated one mixed-use hotel and residential property through a 95% interest in a limited liability company.  We also consolidated two apartment development properties as a mezzanine lender per FIN 46R.  Accordingly, our cash flows for the year ended December 31, 2006, as compared to the year ended December 31, 2005, reflect significant increases in all categories.

Cash flows provided by operating activities for the year ended December 31, 2006 were $3,927,562 and were comprised primarily of net income of $2,390,818, changes in working capital accounts of $809,428, and the adjustment for depreciation and amortization of $777,421.  During the year ended December 31, 2005, cash flows used in operating activities were $100,537 and were comprised of the net loss of $103,233 and changes in working capital accounts of $2,696, and were significantly lower than the year ended December 31, 2006 due to the lack of real estate investments and less corporate activity.

Cash flows used in investing activities for the year ended December 31, 2006 were $145,470,724 and primarily represented real estate purchases and purchases of real estate under development of consolidated borrowers totaling $137,964,468 and capital expenditures of real estate under development, including real estate of our consolidated borrowers, of $5,861,470.  During the year ended December 31, 2005, there were no cash flows from investing activities as we had not yet begun to invest.

Cash flows provided by financing activities for the year ended December 31, 2006 were $177,621,376 and were comprised primarily of funds received from the issuance of stock, net of offering costs of $142,654,570, proceeds from a mortgage payable of $18,000,000 and proceeds from mortgages of consolidated borrowers of $16,203,539.  During the year ended December 31, 2005, cash flows provided by financing activities were $18,460,109 and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $16,315,579 and the increase of $2,158,017 in payables to affiliates for organizational and offering expenses.

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

Cash flows used in operating activities for the year ended December 31, 2005 were $100,537 and were comprised of the net loss of $103,233 and changes in working capital accounts of $2,696.  During the year ended December 31, 2004, cash flows provided by operating activities were $313, which consisted of net income.

Cash flows from financing activities for the year ended December 31, 2005 were $18,460,109 and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $16,315,579 and $2,158,017 in payables to affiliates for organizational and offering expenses.  There were no cash flows from financing activities for the period ended December 31, 2004.

Liquidity and Capital Resources

The amount of distributions payable to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code.  Operating cash flows are expected to increase as additional properties are acquired in the development of our investment portfolio.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness and other investments.  Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the public offering of our shares.  However, there may be a delay between the sale of our shares and our purchase of properties and mortgage loan investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our operations.  Our advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements.  During this period, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties.  These lower returns may affect our ability to make distributions.

We borrowed $18,000,000 under a loan agreement (the “Ferncroft Loan”) with Barclays Capital Real Estate Inc.  The interest rate under the loan is fixed at 6.33% per annum and requires monthly payments of interest only beginning October 2006 through September 2011, with monthly payments of approximately $112,000 required beginning October 2011 and continuing through September 2013 and any remaining balance payable at the maturity date, September 1, 2013.  Ferncroft Corporate Center is held as collateral for the Ferncroft Loan.  Prepayment in whole (but not in part) is permitted from and after the twelfth monthly payment date prior to the maturity date.  As of December 31, 2006, our outstanding principal balance under the Ferncroft Loan was $18,000,000.

We agreed to provide mezzanine financing of up to approximately $22,680,000 to unaffiliated third-party entities for the acquisition and development of apartment communities known as Alexan Voss and Alexan Black Mountain.  During the year ended December 31, 2006, the unaffiliated third parties that own Alexan Voss and Alexan Black Mountain incurred approximately $31,144,000 in development costs, of which we have funded approximately $14,233,000 through our mezzanine loans.  The parties that own Alexan Voss and Alexan Black Mountain intend to fund the remaining portion of the acquisition and development of Alexan Voss and Alexan Black Mountain through our mezzanine loans and third-party construction loans.

Through a 95% ownership interest in a consolidating subsidiary, we assumed a $55,000,000 mortgage loan in the acquisition of Chase Park Plaza under a loan assumption agreement (the “Chase Park Plaza Loan”).  The interest rate under the Chase Park Plaza Loan is fixed at 5.2% per annum.  Monthly payments of interest only are required with any remaining balance payable at the maturity date, August 1, 2010.  Prepayment, in whole (but not in part) is permitted on or after August 1, 2007, provided that at least thirty days prior written notice is given and a prepayment fee is paid.  No such prepayment fee shall be required to be paid in connection with a prepayment made after May 1, 2010.  As of December 31, 2006, the outstanding principal balance under the Chase Park Plaza Loan is $55,000,000.

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

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to investors and our management as a measure of operating performance of our operating assets because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculation of FFO, by quarter, for the year ended December 31, 2006 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net income	$131,271	$439,978	$817,274	$1,002,295	$2,390,818
Preferred stock dividends	—	—	—	—	—
Net income allocable to common stock	131,271	439,978	817,274	1,002,295	2,390,818

Real estate depreciation	23,828	71,862	231,583	240,222	567,495
Real estate amortization	18,996	59,567	171,473	533,523	783,559

Funds from operations (FFO)	$174,095	$571,407	$1,220,330	$1,776,040	$3,741,872

GAAP weighted average shares:
Basic	3,764,889	7,914,406	11,340,747	15,351,418	9,629,398
Diluted	3,764,889	7,926,986	11,367,997	15,377,668	9,646,771

Provided below is additional information related to selected non-cash items included in net income above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of approximately $484,000 was recognized for the year ended December 31, 2006.  During the year ended December 31, 2005, we did not own any real estate.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

During the year ended December 31, 2006, we declared and paid distributions from FFO and expect to continue to do so, except to the extent of distributions from the sale of our assets.  However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of the Offering at favorable yields, future distributions declared and paid may exceed FFO.

Net Operating Income

Net operating income (“NOI”) is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, and the sale of assets.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net income has been provided in accordance with GAAP.  Our calculation of NOI, by quarter, for the year ended December 31, 2006 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Rental revenue	$119,043	$355,201	$1,316,884	$2,869,536	$4,660,664

Operating expenses:
Property operating expenses	21,724	113,918	564,863	855,313	1,555,818
Real estate taxes	20,984	60,532	109,362	240,910	431,788
Property management fees	4,905	14,742	38,194	97,566	155,407
Total operating expenses	47,613	189,192	712,419	1,193,789	2,143,013

Net operating income	$71,430	$166,009	$604,465	$1,675,747	$2,517,651

Reconciliation to Net Income
Net operating income	$71,430	$166,009	$604,465	$1,675,747	$2,517,651

Less: Depreciation and amortization	(42,824)	(131,429)	(403,056)	(773,745)	(1,351,054)
General and administrative expense	(160,158)	(211,610)	(206,845)	(276,881)	(855,494)
Interest expense	—	—	(127,665)	(432,353)	(560,018)
Asset management fees	(5,495)	(16,485)	(65,416)	(112,724)	(200,120)
Add: Interest income	268,318	633,493	885,094	962,013	2,748,918
Minority Interest	—	—	130,697	(39,762)	90,935

Net income	$131,271	$439,978	$817,274	$1,002,295	$2,390,818

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006:

Mortgages Payable	Total	2007	2008	2009	2010	2011	Thereafter
Principal	$89,203,539	$2,860,000	$2,860,000	$9,968,461	$55,515,078	$335,301	$17,664,699
Interest	20,764,243	5,124,962	4,987,925	4,713,725	2,922,102	1,153,437	1,862,092
Total (1)	$109,967,782	$7,984,962	$7,847,925	$14,682,186	$58,437,180	$1,488,738	$19,526,791

(1)             Includes the mortgages payable of our mezzanine borrowers consolidated under FIN 46R with principal balances totaling approximately $16,204,000.  These mortgages payable are obligations of our mezzanine borrowers and are not payable by us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  FIN 48 is effective beginning January 1, 2007 and the adoption of FIN 48 did not have a material effect on our financial condition, results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 159 will have on our financial statements.

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

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We do not enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $89,204,000 in mortgages payable at December 31, 2006, approximately $16,204,000 represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidated under FIN 46R.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by approximately $164,000.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 8.                    Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.                    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 2, 2005, we retained the services of Deloitte & Touche LLP as our independent auditors to replace our former independent registered public accounting firm, PricewaterhouseCoopers LLP.  This engagement and replacement was approved by our Audit Committee.  During the period from November 23, 2004 (date of inception) through December 31, 2004, and the subsequent interim period through September 2, 2005, we did not consult with Deloitte & Touche LLP regarding any matters noted in Item 304(a) of Regulation S-K.

There have been no “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, involving PricewaterhouseCoopers LLP that occurred during the period from November 23, 2004 (date of inception) through December 31, 2004 and the subsequent interim period through September 2, 2005.  PricewaterhouseCoopers LLP’s report on our consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the six months ended June 30, 2005 and the period from November 23, 2004 (date of inception) through December 31, 2004 did not contain any adverse opinions or disclaimers of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Item 9A.                 Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, and not absolute assurance, that the objectives of the controls systems are met, and an evaluation of controls can provide only reasonable assurance, and not absolute assurance, that all control issues and instances of fraud or error, if any, within a company have been detected.

 There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 21, 2007, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2007, and is incorporated herein by reference.

Item 11.                 Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 21, 2007, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2007, and is incorporated herein by reference.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 21, 2007, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2007, and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 21, 2007, which is expected be filed with the Securities and Exchange Commission on or about April 30, 2007, and is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 21, 2007, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2007, and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)                                  List of Documents Filed.

1.                                       Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.                                       Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule III Real Estate and Accumulated Depreciation

3.                                       Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)           Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)           Financial Statement Schedules.

All financial statement schedules, except for Schedule III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: March 30, 2007	By:	/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer and Chairman of the
Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2007	/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer and Chairman of the
Board of Directors
(Principal Executive Officer)

March 30, 2007	/s/ Robert S. Aisner
Robert S. Aisner
President, Chief Operating Officer and Director

March 30, 2007	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

March 30, 2007	/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer
(Principal Accounting Officer)

March 30, 2007	/s/ Barbara C. Bufkin
Barbara C. Bufkin
Director

March 30, 2007	/s/ Robert J. Chapman
Robert J. Chapman
Director

March 30, 2007	/s/ Steven J. Kaplan
Steven J. Kaplan
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the Years ended December 31, 2006 and 2005 and for the period from November 23, 2004 (date of inception) through December 31, 2004	F-4

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2006 and 2005 and for the period from November 23, 2004 (date of inception) through December 31, 2004	F-5

Consolidated Statements of Cash Flows for the Years ended December 31, 2006 and 2005 and for the period from November 23, 2004 (date of inception) through December 31, 2004	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	F-21

Schedule III — Real Estate and Accumulated Depreciation	F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT I, Inc.:

We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and for the period from November 23, 2004 (date of inception) through December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and for the period from November 23, 2004 (date of inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 28, 2007

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

As of December 31, 2006 and 2005

	2006	2005

Assets
Real estate
Land and improvements, net	$15,353,818	$ —
Buildings and improvements, net	118,998,957	—
Real estate under development	38,418,150	—
Total real estate	172,770,925	—

Cash and cash equivalents	54,639,099	18,560,885
Restricted cash	2,335,492	460,470
Accounts receivable	1,207,613	—
Prepaid expenses and other assets	476,624	85,977
Furniture, fixtures and equipment	7,840,693	—
Deferred financing fees, net	1,788,365	—
Note receivable	1,718,359	—
Lease intangibles, net	13,564,476	—
Other intangibles, net	10,826,332	—
Total assets	$267,167,978	$19,107,332

Liabilities and stockholders' equity
Liabilities
Mortgages payable	$89,203,539	$—
Accounts payable	470,354	—
Payables to affiliates	2,410,501	2,158,017
Acquired below-market leases, net	4,365,090	—
Dividends payable	1,694,594	—
Accrued liabilities	5,539,770	88,673
Subscriptions for common stock	569,673	446,983
Other liabilities	820,000	—
Total liabilities	105,073,521	2,693,673

Commitments and contingencies

Minority interest	2,647,878	—

Stockholders' equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 18,202,576 and 2,034,005 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	1,820	203
Additional paid-in capital	159,905,677	16,516,376
Accumulated distributions in excess of net income (loss)	(460,918)	(102,920)
Total stockholders' equity	159,446,579	16,413,659
Total liabilities and stockholders' equity	$267,167,978	$19,107,332

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations

			From inception
			(November 23, 2004)
	Year ended	Year ended	through
	December 31, 2006	December 31, 2005	December 31, 2004

Rental revenue	$4,660,664	$—	$—

Expenses
Property operating expenses	1,555,818	—	—
Interest expense	560,018	—	—
Real estate taxes	431,788	—	—
Property management fees	155,407	—	—
Asset management fees	200,120	—	—
General and administrative	855,494	159,163	—
Depreciation and amortization	1,351,054	—	—
Total expenses	5,109,699	159,163	—

Interest income	2,748,918	55,930	313
Minority interest	90,935	—	—
Net income (loss)	$2,390,818	$(103,233)	$313

Weighted average shares outstanding:
Basic	9,629,398	174,833	21,739
Diluted	9,646,771	174,833	21,739

Earnings (loss) per share:
Basic	$0.25	$(0.59)	$0.01
Diluted	$0.25	$(0.59)	$0.01

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Stockholders' Equity

						Accumulated
						Distributions
	Convertible Stock		Common Stock		Additional	in Excess of	Total
	Number of	Par	Number of	Par	Paid-In	Net Income	Stockholders'
	Shares	Value	Shares	Value	Capital	(Loss)	Equity

Balance, November 23, 2004 (Date of Inception)	—	$—	—	$—	$—	$—	$—

Cash received from sale of convertible stock	1,000	—	—	—	1,000	—	1,000

Cash received from sale of common stock	—	—	21,739	2	199,998	—	200,000

Net income	—	—	—	—	—	313	313

Balance at December 31, 2004	1,000	—	21,739	2	200,998	313	201,313

Issuance of common stock, net	—	—	2,012,266	201	16,315,378	—	16,315,579

Net loss	—	—	—	—	—	(103,233)	(103,233)

Balance at December 31, 2005	1,000	—	2,034,005	203	16,516,376	(102,920)	16,413,659

Issuance of common stock, net	—	—	16,056,984	1,606	142,336,285	—	142,337,891

Redemption of common stock	—	—	(7,782)	(1)	(70,241)	—	(70,242)

Distributions declared on common stock	—	—	—	—	—	(2,748,816)	(2,748,816)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	119,369	12	1,123,257	—	1,123,269

Net income	—	—	—	—	—	2,390,818	2,390,818

Balance at December 31, 2006	1,000	$—	18,202,576	$1,820	$159,905,677	$(460,918)	$159,446,579

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

			From inception
			(November 23, 2004)
	Year ended	Year ended	through year ended
	December 31, 2006	December 31, 2005	December 31, 2004

Cash flows from operating activities:
Net income (loss)	$2,390,818	$(103,233)	$313
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	777,421	—	—
Amortization of deferred financing fees	40,830	—	—
Minority interest	(90,935)	—	—
Change in accounts receivable	(919,958)	—	—
Change in prepaid expenses and other assets	99,259	(85,977)	—
Change in lease intangibles	(36,949)	—	—
Change in accounts payable	470,354	—	—
Change in accrued liabilities	1,066,256	88,673	—
Net change in receivables/payables to affiliates	130,466	—	—
Cash provided by (used in) operating activities	3,927,562	(100,537)	313

Cash flows from investing activities:
Purchases of real estate	(113,786,203)	—	—
Purchase of real estate under development of consolidated borrowers	(24,178,265)	—	—
Capital expenditures for real estate under development	(9,608)	—	—
Capital expenditures for real estate under development of consolidated borrowers	(5,851,862)	—	—
Additions of property and equipment	(16,933)	—	—
Change in restricted cash	(1,627,853)	—	—
Cash used in investing activities	(145,470,724)	—	—

Cash flows from financing activities:
Financing costs	(1,860,810)	—	—
Proceeds from mortgage payable	18,000,000	—	—
Proceeds from mortgages of consolidated borrowers	16,203,539	—	—
Issuance of common stock	160,438,288	20,082,968	—
Redemptions of common stock	(2,609)	—	—
Offering costs	(17,783,718)	(3,767,389)	—
Distributions	(247,632)	—	—
Contributions from minority interest holders	2,738,813	—	—
Change in subscriptions for common stock	122,690	446,983	—
Change in subscription cash received	(109,203)	(460,470)	—
Net change in receivables/payables to affiliates	122,018	2,158,017	—
Cash provided by financing activities	177,621,376	18,460,109	—

Net change in cash and cash equivalents	36,078,214	18,359,572	313
Cash and cash equivalents at beginning of period	18,560,885	201,313	201,000
Cash and cash equivalents at end of period	$54,639,099	$18,560,885	$201,313

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

1.             Business and Organization

Business

Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on November 23, 2004 and will make an election to be taxed, and qualify, as a real estate investment trust, or REIT, for federal income tax purposes, effective for our taxable year ending December 31, 2006.  We invest in and operate real estate or real estate related assets on an opportunistic basis.  In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets and submarkets with higher volatility and high growth potential.  We may acquire office, industrial, retail, hospitality, recreation and leisure, multifamily and other properties.  We may purchase existing or newly constructed properties or properties under development or construction, including multifamily properties for conversion into condominiums.  Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.  We are currently offering our common stock pursuant to a public offering that commenced on September 20, 2005 (the “Offering”) and is described below.

We commenced our Offering of shares of our common stock on September 20, 2005 and commenced operations on November 9, 2005 upon our acceptance of initial subscriptions for 441,204 shares of common stock, which satisfied the minimum offering requirement of $2,000,000 established for the Offering.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP”).  As of January 1, 2007, our wholly-owned subsidiary, BHO, Inc., a Delaware corporation, was the sole general partner of Behringer Harvard OP and owned 17 partnership units of Behringer Harvard OP for which its predecessor in interest contributed $170.  As of January 1, 2007, our wholly-owned subsidiary, BHO Business Trust, a Maryland business trust, was a limited partner of Behringer Harvard OP and owned approximately 18.2 million partnership units of Behringer Harvard OP for which its predecessor in interest contributed approximately $181.9 million.

Our advisor is Behringer Harvard Opportunity Advisors I LP (“Behringer Opportunity Advisors”), a Texas limited partnership formed in 2004.  Behringer Opportunity Advisors is our affiliate responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

Organization

On September 20, 2005, we commenced a public offering of up to 40,000,000 shares of common stock to be offered at a price of $10 per share, pursuant to a Registration Statement on Form S-11 declared effective under the Securities Act of 1933, as amended.  On November 17, 2006, we registered an additional 6,587,065 shares of common stock pursuant to the Offering through the filing of a Registration Statement on Form S-11 pursuant to Rule 462(b) under the Securities Act.  The Registration Statement declared effective as of September 20, 2005 also covers the offering of up to 8,000,000 shares of common stock to be offered at a price of $9.50 per share pursuant to our distribution reinvestment plan (the “DRIP”).

Stockholders, after their initial purchase of shares, may elect to make cash investments of $25.00 or more in additional shares of common stock at regular intervals as part of the our automatic purchase plan.

As of December 31, 2006, we had issued 18,210,358 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and 119,369 shares through the DRIP.  As of December 31, 2006, we had redeemed 7,782 shares of our common stock and had 18,202,576 shares of our common stock outstanding.  As of December 31, 2006, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Our common stock is not currently listed on a national exchange.  Unless liquidated earlier, we anticipate causing the shares of common stock to be listed for trading on a national securities exchange or liquidating our real estate portfolio on or before the sixth anniversary of the termination of the Offering.  Depending upon the then-prevailing market conditions, it is our intention to consider beginning the process of liquidation within three to six years after the termination of the Offering.  In the event that we do not obtain such listing prior to the sixth anniversary of the termination of the Offering, unless a majority of our board of directors and a majority of our independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a variable interest entity under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate and Other Intangible Assets

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, tenant relationships, and other intangible assets.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets.  Land values are derived from appraisals, and building and land improvement values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional or economic factors.  The values of the buildings are depreciated over the estimated useful lives ranging from 25 years for commercial office property to 39 years for hotel/mixed-use property using the straight-line method.  Land improvements are depreciated over the estimated useful life of 15 years, and furniture, fixtures and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.

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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining useful lives for acquired lease intangibles range from 2.2 years to 14.2 years.

Other intangible assets consist of the value of an identified hotel trade name and in-place property tax abatements.  These fair values are based on management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the trade name is amortized over the estimated useful life of 20 years using the straight-line method and the value of the in-place property tax abatement is amortized over its estimated term of ten years using the straight-line method.

Anticipated amortization associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years ended December 31 is as follows:

Intangibles
2007	$1,880,905
2008	1,880,905
2009	1,697,884
2010	1,672,821
2011	1,695,597

As of December 31, 2006, accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired	Acquired	Other
	Buildings and	Land	In-Place	Above-Market	Below-Market	Hotel
	Improvements	Improvements	Leases	Leases	Leases	Intangibles
Cost	$119,566,452	$58,116	$13,976,901	$371,135	$(4,938,723)	10,826,332
Less: depreciation and amortization	(567,495)	—	(783,560)	—	573,633	—
Net	$118,998,957	$58,116	$13,193,341	$371,135	$(4,365,090)	$10,826,332

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  We admit new stockholders at least monthly.  Upon acceptance of stockholders, subscription

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Restricted cash as of December 31, 2006 also includes approximately $1.8 million held in escrow accounts, as required by our lenders, for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consists of receivables from the hotel operator, and lessee of the hotel portion, of Chase Park Plaza and tenants related to our other consolidated properties.  There was no allowance for doubtful accounts as of December 31, 2006.  We had no accounts receivable as of December 31, 2005.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes prepaid directors’ and officers’ insurance, as well as prepaid insurance and real estate taxes of our consolidated properties.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Furniture, fixtures and equipment are depreciated over five to seven-year lives.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.

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

For real estate we own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management compares the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges during the year ended December 31, 2006, and we owned no real estate assets in years prior to 2006.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $72,400 as of December 31, 2006.  We had no deferred financing fees as of December 31, 2005.

Note Receivable

We have leased the hotel portion of the Chase Park Plaza property to the hotel operator, who is also our 5% unaffiliated partner.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to approximately $1.9 million to the hotel operator.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation and redevelopment of an acquired property, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liability is $820,000 based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  As of December 31, 2006, the balance of the asset retirement obligation is $820,000 and is included in other liabilities.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the year ended December 31, 2006 was approximately $484,000.  There were no straight-line rent adjustments for the year ended December 31, 2005 and for the period from inception (November 23, 2004) through December 31, 2004.  As discussed above, our rental revenue also includes amortization of above-market and below-market leases.

Organization and Offering Costs

Behringer Opportunity Advisors funds organization and offering costs on our behalf.  We are required to reimburse Behringer Opportunity Advisors for such organization and offering costs up to 2% of the cumulative capital raised in the Offering.  Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs.  All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan under the “modified prospective” method of SFAS No. 123R, “Share-Based Payment.”  In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123R, prior period amounts were not restated.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.  For the year ended December 31, 2006, we had no significant compensation cost related to this incentive award plan.

Concentration of Credit Risk

At December 31, 2006 and 2005, we had cash and cash equivalents and restricted cash on deposit in financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Minority Interest

We hold a primary beneficiary interest as a lender in certain variable interest entities that own real estate properties and thus, we consolidate their accounts with and into our accounts.  Minority interest represents the non-controlling ownership interest’s proportionate share of the equity in real estate properties consolidated under FIN 46R and the 5% unaffiliated partner’s share of the equity in Chase Park Plaza.  Income and losses are allocated to minority interest holders based on their percentage ownership.

Earnings per Share

Earnings per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period.  Diluted EPS includes the effects of dilutive stock options outstanding during each period using the treasury stock method.

The following table sets forth the reconciliation between weighted average shares outstanding used for calculating basic and diluted earnings per share for the year ended December 31, 2006.  The weighted average shares outstanding used to calculate both basic and diluted income (loss) per share were the same for the year ended December 31, 2005 and for the period from inception (November 23, 2004) through December 31, 2004 as there were no options outstanding.

Year ended
December 31, 2006

Weighted average shares for basic earnings per share	9,629,398
Effect of stock options	17,373
Weighted average shares for diluted earnings per share	9,646,771

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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

3.             New Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  FIN 48 is effective beginning January 1, 2007 and the adoption of FIN 48 did not have a material effect on our financial condition, results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adopting SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 159 will have on our financial statements.

4.             Acquisitions

Real Estate Asset Acquisitions

On March 1, 2006, we acquired a two-story office building containing approximately 71,000 rentable square feet (unaudited), located on approximately 6.14 acres (unaudited) of land in Minnetonka, Minnesota (the “Whitewater Property”).  The contract purchase price of the Whitewater Property was approximately $9,000,000, excluding closing costs.  We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

On July 13, 2006, we acquired an eight-story office building containing approximately 226,000 rentable square feet (unaudited) located on approximately 12.6 acres (unaudited) of land in Middleton, Massachusetts (the “Ferncroft Corporate Center”).  The contract purchase price of Ferncroft Corporate Center, exclusive of closing costs and initial escrows, was approximately $27,000,000.  We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

On December 13, 2006, we acquired a three-story office building containing approximately 138,000 rentable square feet (unaudited), located on approximately 3.4 acres (unaudited) of land in Dallas, Texas (“Bent Tree Green”).  The total contract purchase price for Bent Tree Green, exclusive of closing costs and initial escrows, was $11,850,000.  We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

On December 20, 2006, we acquired three office buildings containing approximately 239,000 rentable square feet (unaudited) located on approximately 17.3 acres (unaudited) of land in Irving, Texas (“Las Colinas Commons”).  The total contract purchase price for Las Colinas Commons, exclusive of closing costs and initial escrows, was $15,922,900.  We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

Business Combination

On December 8, 2006, we acquired a 95% ownership interest in two consolidated subsidiaries that, combined, own a mixed-used hotel, retail and residential property located in St. Louis, Missouri (“Chase Park Plaza”).  Chase Park Plaza consists of an 11-story hotel building with guest rooms, restaurants, banquet and meeting space, a five-screen movie theater, rentable office space, an outdoor pool, a fitness center, a spa, retail shops, as well as a 29-story residential building with a total of 269 residential and corporate apartment units.  We have leased the hotel and all hotel related-operations of Chase Park Plaza to our 5% unaffiliated partner and operator of the hotel.  We have budgeted redevelopment and conversion of the residential building into additional hotel rooms, corporate apartments and condominiums.  The aggregate initial capital obligation for our 95% ownership interest in Chase Park Plaza is approximately $47,500,000, of which

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

approximately $43,400,000, excluding costs incurred outside of closing, was funded at acquisition.  We used proceeds from the Offering to pay the initial capital contribution and also assumed a $55,000,000 mortgage loan on the property.

The following summary presents the initial estimated allocation of the Chase Park Plaza purchase price to the assets acquired and liabilities assumed.  We are in the process of finalizing the allocation, which is subject to change until our information is finalized, no later than 12 months from the acquisition date.

Land and improvements	$4,954,611
Buildings and improvements	73,390,628
Real estate under development	5,359,843
Furniture, fixtures and equipment	7,840,693
Trade name	7,536,940
Property tax abatement	3,289,393
Restricted cash	137,966
Accounts and other receivables	287,655
Prepaid expenses and other assets	350,587
Deferred financing fees	1,127,370
Note receivable	1,718,359
Accrued liabilities	(658,918)
Other liabilities	(820,000)
104,515,127

Less: mortgage loan assumed	(55,000,000)
Net assets acquired	$49,515,127

The following summary presents the results of operations for the years ended December 31, 2006 and 2005, on an unaudited pro forma basis, as if the acquisition of Chase Park Plaza had occurred as of January 1 of the respective years.  The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1 of the respective years, nor are they indicative of results of operations that may occur in the future.

	2006	2005

Total revenues	$12,126,799	$7,851,203
Total expenses	14,191,807	8,850,541
Interest income	2,834,836	141,848
Minority interest	167,438	37,713
Net income (loss)	$937,266	$(819,777)

Weighted average shares outstanding:
Basic	10,342,898	5,282,599
Diluted	10,359,193	5,282,599

Earnings (loss) per share:
Basic	$0.09	$(0.16)
Diluted	$0.09	$(0.16)

5.             Variable Interest Entities

During the year ended December 31, 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount up to approximately $22,680,000 to unaffiliated third-party entities that own real estate under development (the “Alexan Voss” and “Alexan Black Mountain” properties, respectively).  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount up to approximately $68,611,000.  Our mezzanine loans are subordinate to the construction loans.  In addition, we have entered into option agreements allowing us to purchase the ownership interests in Alexan Voss and Alexan Black Mountain after each project’s substantial completion.

The loans finance the acquisition and development of apartment communities in Houston, Texas and Henderson, Nevada.  The Alexan Voss project in Houston, Texas consists of two parcels of land for development, known as La Scala and Hart.  The owners of Alexan Voss acquired the La Scala parcel on September 22, 2006 and the Hart parcel on October 5, 2006.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

The owners of the Alexan Black Mountain project in Henderson, Nevada acquired land for development on September 29, 2006.  These acquisitions were financed primarily by the mezzanine and construction loans.

Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN 46R and that we are the primary beneficiary of these variable interest entities.  Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing.  As of December 31, 2006, there is approximately $31,144,000 of real estate under development related to Alexan Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction loans of approximately $16,204,000.  The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities.  As of December 31, 2006, the outstanding principal balance under our mezzanine loans was approximately $14,233,000, which is eliminated, along with accrued interest, upon consolidation.

6.             Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development, which include Alexan Voss, Alexan Black Mountain and the redevelopment portion of Chase Park Plaza.  For the year ended December 31, 2006, we capitalized a total of approximately $38,418,000 in costs associated with real estate under development, including certain costs related to acquisition.  For the year ended December 31, 2006, we capitalized approximately $384,000 and $31,600, respectively, in interest and deferred financing costs for real estate under development.

7.             Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2006, for our consolidated properties are as follows:

2007	$10,902,172
2008	11,961,449
2009	12,877,717
2010	12,048,819
2011	12,062,112
Thereafter	16,961,773
$76,814,042

As of December 31, 2006, four of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Verizon Information Services Inc., a telecommunications provider, leased approximately 57% of Ferncroft Corporate Center and accounted for rental revenue of approximately $1,510,000 since acquisition, or approximately 32% of our aggregate rental revenues for the year ended December 31, 2006.  ABC Insurance Management Group, LLC, a multi-line insurance agency, leased approximately 52% of the Whitewater Property and accounted for rental revenue of approximately $662,000 since acquisition, or approximately 14% of our aggregate rental revenues for the year ended December 31, 2006.  Kingsdell, L.P., our 5% unaffiliated partner in Chase Park Plaza and hotel operator, leased the hotel and its operations and accounted for rental revenue of approximately $629,000 since acquisition, or approximately 14% of our aggregate rental revenues for the year ended December 31, 2006.  SAS Institute Inc., a privately-held software company, leased approximately 25% of Ferncroft Corporate Center and accounted for rental revenue of approximately $568,000 since acquisition, or approximately 12% of our aggregate rental revenues for the year ended December 31, 2006.

8.             Mortgages Payable

The following table sets forth our mortgages payable on our consolidated properties, including the mortgage obligations of properties consolidated under FIN 46R at December 31, 2006:

	Balance as of	Interest	Maturity
Description	December 31, 2006	Rate	Date
Ferncroft Corporate Center	$18,000,000	6.33%	9/1/2013
Alexan Voss (1)	10,403,747	30-day LIBOR + 1.6% (2)	3/22/2010
Alexan Black Mountain (1)	5,799,792	3 mo. LIBOR + 1.6% (3)	9/29/2009
Chase Park Plaza	55,000,000	5.2%	8/1/2010
	$89,203,539

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

(1)             The mortgages payable of our mezzanine borrowers consolidated under FIN 46R are obligations of our mezzanine borrowers and are not payable by us.

(2)             30-day London Interbank Offer Rate (“LIBOR”) was 5.33% at December 31, 2006.

(3)             Three month LIBOR was 5.36% at December 31, 2006.

The payment terms of our mortgage obligations vary.  In general, interest only is payable monthly (and is generally drawn on the underlying construction loan for properties under development), with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios.  As of December 31, 2006, we were in compliance with the debt covenants under our loan agreements.

The following table summarizes our contractual obligations for principal payments as of December 31, 2006:

Principal payments due in:
2007	$2,860,000
2008	2,860,000
2009	9,968,461
2010	55,515,078
2011	335,301
Thereafter	17,664,699
Total	$89,203,539

9.             Stockholders’ Equity

Capitalization

As of December 31, 2006, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock.  All shares of such stock have a par value of $.0001 per share.  As of December 31, 2006, we had 18,202,576 shares of our common stock outstanding, including 21,739 shares owned by Behringer Harvard Holdings.  As of December 31, 2006, we had 1,000 shares of our convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

As of December 31, 2006, we had options to purchase 26,250 shares of stock outstanding at a weighted average exercise price of $9.10.  On November 23, 2004 (date of inception), we sold 1,000 shares of convertible stock and 21,739 shares of common stock to Behringer Harvard Holdings for $201,000 in cash.  Pursuant to its terms, the convertible stock generally is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 10% cumulative, non-compounded, annual return on such capital.  Conversion of the convertible stock may be limited by our board of directors if it determines that full conversion may jeopardize our qualification as a REIT.  Our board of directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.

Share Redemption Program

Our board of directors has authorized and adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year.  The purchase price for the redeemed shares is set forth in the prospectus for the Offering of our common stock.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  As of December 31, 2006, we had redeemed 7,782 shares of common stock.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Distributions

We initiated the payment of monthly distributions in August 2006 in the amount of a 2% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0005479 per share.  In December 2006, our board of directors declared distributions to be paid in the first quarter of 2007 in the amount of a 2.5% annualized rate of return, calculated on a daily record basis of $0.0006849 per share.  Also in December 2006, our board of directors declared a special distribution to all common stockholders of record as of December 31, 2006 in the aggregate amount of $1.4 million, to be paid pro rata over all shares of common stock outstanding.  Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.

The following are the distributions declared during the year ended December 31, 2006:

2006	Total	Cash	DRIP
4th Quarter	$2,175,864	$473,023	$1,702,841
3rd Quarter	572,952	131,669	441,283
2nd Quarter	—	—	—
1st Quarter	—	—	—
Total	$2,748,816	$604,692	$2,144,124

10.          Stock Plans

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors and consultants of our affiliates.  A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan.  An option to acquire 1,250 shares was awarded to an independent board member on February 17, 2006 when he was elected to our board of directors.  In addition, on that date, an option to acquire 5,000 shares of our common stock was awarded to each of the other two independent board members. On June 29, 2006, an option to acquire an additional 5,000 shares of our common stock was awarded to each of the three independent board members.  As of December 31, 2006, options to purchase 26,250 shares of stock were outstanding, none of which had fully vested, at a weighted average exercise price of $9.10.

11.          Related Party Transactions

Certain of our affiliates received fees and compensation in connection with our Offering, and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager for the Offering, receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers; provided that Behringer Securities will receive 1% of the gross proceeds of purchases pursuant to our DRIP.  Behringer Securities reallows 100% of the commissions earned to participating broker-dealers.  In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities will not receive dealer manager fees for purchases pursuant to our DRIP.  Behringer Securities may reallow all or a portion of its dealer manager fees in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for actual out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  In the year ended December 31, 2006, Behringer Securities’ commissions and dealer manager fees totaled approximately $10,800,000 and $3,250,000, respectively, and were recorded as a reduction to additional paid-in capital.  In the year ended December 31, 2005, Behringer Securities’ commissions and dealer manager fees totaled approximately $1,373,000 and $404,000, respectively, and were recorded as a reduction to additional paid-in capital.

Behringer Opportunity Advisors, or its affiliates, receives up to 2% of gross offering proceeds for reimbursement of organization and offering expenses incurred in connection with the Offering; except that no organization and offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  Since our inception through December 31, 2006, approximately $5,412,000 of organization and offering expenses had been incurred by Behringer Opportunity Advisors on our behalf.  Of this amount, approximately $3,665,000 had been reimbursed by us and approximately $1,746,000 of reimbursements payable is included in payables to affiliates on our balance sheet.  Of the approximately $3,665,000 of organization and offering expenses reimbursed by us through December 31, 2006, approximately $3,654,000 had been recorded as a reduction of additional paid-in capital and approximately $12,000 had been expensed as

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

organizational costs.  For the year ended December 31, 2006, approximately $3,261,000 of organization and offering expenses were reimbursed by us, of which approximately $3,250,000 were recorded as a reduction of additional paid-in capital and approximately $12,000 had been expensed as organizational costs.  In the year ended December 31, 2005, approximately $263,000 of offering and organization expenses and had been reimbursed by us and were recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors, or its affiliates, determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Behringer Opportunity Advisors, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Our advisor or its affiliates also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced.  Behringer Opportunity Advisors earned $4,114,151 in acquisition and advisory fees and $822,830 in acquisition expense reimbursements for our investments made during the year ended December 31, 2006.  We capitalized these fees as part of our real estate.

We pay Behringer Opportunity Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred $730,000 of such debt financing fees for the year ended December 31, 2006.

We pay HPT Management Services LP (“HPT Management”), our property manager and an affiliate of ours, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed such fees to HPT Management of $136,145 in the year ended December 31, 2006.

We pay Behringer Opportunity Advisors an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the year ended December 31, 2006, we expensed $200,120 of asset management fees and capitalized $27,149 of asset management fees to real estate.

Behringer Opportunity Advisors or its affiliates is paid a disposition fee if our advisor provides a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more properties.  In such event, we pay our advisor (1) in the case of the sale of real property, the lesser of:  (A) one-half of the aggregate brokerage commission paid (including the subordinate disposition fee) or, if none is paid, the amount that customarily would be paid, or (B) 3% of the sales price of each property sold, and (2) in the case of the sale of any asset other than real property, 3% of the sales price of such assets.  This fee shall not be earned or paid unless and until the investors have received total distributions in an amount equal to or in excess of the sum of the aggregate capital contributions by investors plus a 10% cumulative, non-compounded, annual return on such capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because investors have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after investors have received a return of their capital contributions plus a 10% annual, cumulative, non-compounded return, then our advisor is entitled to receive an additional participation in net sale proceeds fee equal to 15% of remaining net sale proceeds less the amount that our debt for borrowed money exceeds the aggregate book value of our remaining assets.  The subordinated participation in net sales proceeds will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

Upon listing of our common stock for trading on a national securities exchange, an incentive listing fee up to 15% of the amount by which the market value of our outstanding common stock plus distributions paid by us prior to listing exceeds the sum of (1) the total amount of capital raised from investors and (2) a 10% annual, cumulative, non-compounded return on such capital contributions will be paid to our advisor.  The subordinated incentive listing fee will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

In addition, upon termination of the advisory agreement with Behringer Opportunity Advisors, we will pay our advisor a performance fee of 15% of the amount by which (A) our appraised asset value at the time of such termination less our indebtedness, plus cash and cash equivalents at the time of termination plus total distributions paid to our stockholders through the termination date exceeds (B) the sum of the aggregate capital contributed by investors plus a 10% annual, cumulative, non-compounded return on the capital contributed by investors.  Persons independent of us and independent of our advisor will perform such appraisal of our asset value.  No performance fee will be paid if we have already paid or

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

become obligated to pay our advisor an incentive listing fee.  The subordinated performance fee will be reduced or eliminated upon the determination of the number of shares of common stock issuable upon conversion of our convertible stock.

We will reimburse Behringer Opportunity Advisors or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, subject to the limitation that we will not reimburse for any amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.

We will pay a development fee in an amount that is usual and customary for comparable services rendered to similar projects in the geographic market of the project; provided, however, we will not pay a development fee to an affiliate of our advisor if our advisor or any of its affiliates elects to receive an acquisition and advisory fee based on the cost of such development.

At December 31, 2006, we had a payable to affiliates of approximately $2.4 million.  This balance consists primarily of reimbursable offering expenses payable to Behringer Opportunity Advisors, management fees payable to HPT Management and commissions payable to Behringer Securities.

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

12.          Commitments and Contingencies

We have made capital commitments in the redevelopment of Chase Park Plaza to fund our 95% share of a portion of the anticipated costs for the refurbishment of the hotel guest rooms and common areas and conversion of the residential component into additional hotel guest rooms, corporate apartments and condominium units.  Our capital commitments per the related limited liability company agreements are scheduled through April 2007 and the total amount to be funded, including amounts previously funded in 2006 for the initial acquisition, is approximately $57,715,000.  As of December 31, 2006, we had funded approximately $45,124,000 of this total commitment.

Upon acquisition of one of our properties, we assumed a “guaranteed maximum price” contract with a construction manager for real estate under development where we may be obligated to pay up to approximately $9,251,000 in total construction costs.  As of December 31, 2006, approximately $4,721,000 had been paid under this contract, including amounts paid by us or by the previous owner prior to our acquisition.

Our mezzanine borrowers, which are consolidated under FIN 46R, have contracts with construction managers to build apartment projects.  One of these contracts is a guaranteed maximum price contract and the other contract is for total project cost plus a fixed fee.  The guaranteed maximum price contract is for up to $22,927,000 in total construction costs, of which $3,226,000 had been paid as of December 31, 2006.  Approximately $191,000 had been paid under the other contract as of December 31, 2006.  We are not obligated to pay the construction costs for such contracts entered into by our consolidated borrowers.

13.          Fair Value Disclosure of Financial Instruments

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

As of December 31, 2006 and 2005, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other liabilities and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The  mortgages payable totaling approximately $89,204,000 as of December 31, 2006 have a fair value of approximately $88,859,000 based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

The fair value estimate presented herein is based on information available to our management as of December 31, 2006 and 2005.  Although our management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

14.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the year ended December 31, 2006.  There was no supplemental cash flow activity for the year ended December 31, 2005 or for the period from inception (November 23, 2004) through December 31, 2004.

2006

Supplemental disclosure:
Interest paid, net of amounts capitalized	$103,297

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$644,740
Capital expenditures for real estate under development in accrued liabilities	$2,986,956

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$806,589
Mortgage note assumed in property acquisition	$55,000,000

15.          Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

	2006 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues	$119,043	$355,201	$1,316,884	$2,869,536
Net income	$131,271	$439,978	$817,274	$1,002,295
Basic weighted average shares outstanding	3,764,889	7,914,406	11,340,747	15,351,418
Diluted weighted average shares outstanding	3,764,889	7,926,986	11,367,997	15,377,668
Basic income per share	$0.03	$0.06	$0.07	$0.07
Diluted income per share	$0.03	$0.06	$0.07	$0.07

	2005 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues	$—	$—	$—	$—
Net income (loss)	$585	$(8,513)	$(1,607)	$(93,698)
Weighted average shares outstanding	21,739	21,739	21,739	629,124
Basic and diluted income (loss) per share	$0.03	$(0.40)	$(0.07)	$(0.15)

16.          Subsequent Events

On February 1, 2007, we entered into separate mezzanine loan agreements to provide financing for a 644-bed student housing apartment project on the Texas Christian University campus in Fort Worth, Texas (“GrandMarc at Westberry Place”) and a 649-bed student housing apartment project on the University of Virginia campus in Charlottesville, Virginia (“GrandMarc at the Corner”), respectively.  The aggregate principal amount of the mezzanine loans is approximately $14.2 million.  The mezzanine loans accrue interest at 10% per annum and mature on February 25,

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

2008.  In addition, we have entered into contribution agreements whereby we will acquire 50% ownership interests in newly formed joint ventures with the mezzanine borrowers to own the projects for a total contribution of approximately $14.2 million upon the later of 30 days after each project’s completion or August 15, 2007.  Prepayment of each mezzanine loan is required in the event of the transaction contemplated by the respective contribution agreement.

On March 21, 2007, we entered into an assignment from Harvard Property Trust, LLC, an affiliated entity, of a contract to purchase a portfolio of three office buildings located at 700, 750 and 800 Central Expressway in Santa Clara, California (“Santa Clara Tech Center”), containing an aggregate of approximately 456,000 rentable square feet (unaudited) located on approximately 22.8 acres (unaudited) of land.  The contract purchase price for Santa Clara Tech Center will be $70,000,000, excluding closing costs.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT I, Inc.:

We have audited the consolidated financial statements of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and for the year then ended, and have issued our report thereon dated March 28, 2007; such report is included elsewhere in this Form 10-K.  Our audit also included the consolidated financial statement schedule of the Company listed in Item 15(a)2.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion, based on our audit.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 28, 2007

Behringer Harvard Opportunity REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2006

				Initial cost		Cost capitalized	Gross amount
				Land and	Building and	subsequent	carried at	Accumulated	Year of	Date	Depreciable
Property Name	Location	Encumbrances		improvements	improvements	to acquisition	close of period	depreciation	construction	acquired	life

Whitewater Property	Minnetonka, MN	$—		$975,975	$7,195,504	$—	$8,171,479	$239,850	1997	3/1/2006	(2)
Ferncroft Corporate Center	Middleton, MA	18,000,000		5,185,080	19,657,590	55,113	24,897,783	327,645	1990	7/13/2006	(2)
Alexan Voss	Houston, TX	10,403,747	(1)	—	—	15,307,226	15,307,226	—	—	9/22/2006	(4)
Alexan Black Mountain	Henderson, NV	5,799,792	(1)	—	—	15,837,069	15,837,069	—	—	9/29/2006	(4)
Chase Park Plaza	St. Louis, MO	55,000,000		4,954,612	73,390,628	7,273,855	85,619,095	—	1922-1931	12/8/2006	(3)
Bent Tree Green	Dallas, TX	—		1,453,634	9,612,447	—	11,066,081	—	1983	12/13/2006	(2)
Las Colinas Commons	Irving, TX	—		2,784,517	9,655,170	—	12,439,687	—	1979-2001	12/20/2006	(2)
Totals		$89,203,539		$15,353,818	$119,511,339	$38,473,263	$173,338,420	$567,495

(1)             The mortgages payable of our mezzanine borrowers consolidated under FIN 46R are obligations of our mezzanine borrowers and are not payable by us.

(2)             Buildings are 25 years

(3)             Hotel is 39 years

(4)             Properties under development

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2006 is as follows:

Year ended
December 31, 2006

Real Estate:
Balance at beginning of period	$—
Acquisitions	173,338,420
Cost of real estate sold	—
Balance at end of the period	$173,338,420

Accumulated depreciation:
Balance at beginning of period	$—
Depreciation expense	567,495
Disposals	—
Balance at end of the period	$567,495

EXHIBIT INDEX

Exhibit Number	Description

3.1

Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

3.1(a)

Articles of Amendment to Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on July 6, 2006)

3.2	Bylaws of the Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on November 30, 2004)

3.2(a)	Amendment to Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit B to prospectus dated June 1, 2006)

4.2	Amended and Restated Distribution Reinvestment Plan, effective as of April 5, 2006 (included as Exhibit C to prospectus dated June 1, 2006)

4.3	Automatic Purchase Plan of the Registrant, effective as of September 20, 2005 (included as Appendix D to prospectus dated June 1, 2006)

10.1	Amended and Restated Agreement of Limited Partnership of Behringer Harvard Opportunity OP I, LP (previously filed in and incorporated by reference to Form 8-K filed on January 5, 2007)

10.2

Amended and Restated Advisory Management Agreement by and between the Registrant and Behringer Harvard Opportunity Advisors I LP (previously filed in and incorporated by reference to Form 8-K filed on January 5, 2007)

10.3

Second Amended and Restated Property Management and Leasing Agreement by and among the Registrant, Behringer Harvard Opportunity OP I, LP and HPT Management Services LP (previously filed in and incorporated by reference to Form 8-K filed on January 5, 2007)

10.4

Escrow Agreement between the Registrant and Citibank Texas, N.A (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

10.5

Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

10.6	Form of Stock Option Agreement under Amended and Restated 2004 Incentive Award Plan (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)

10.7

Sale, Purchase and Escrow Agreement by and between Metropolitan Life Insurance Company and Harvard Property Trust, LLC and Chicago Title Insurance Company regarding the Whitewater Property (previously filed in and incorporated by reference to Form 8-K filed on March 7, 2006)

10.8

Assignment of Sale, Purchase and Escrow Agreement by Harvard Property Trust, LLC and Behringer Harvard Opportunity OP I, LP regarding the Whitewater Property (previously filed in and incorporated by reference to Form 8-K filed on March 7, 2006)

10.9

Property Acquisition Agreement by and among the Registrant, Behringer Harvard Opportunity Advisors I LP, Behringer Harvard Strategic Opportunity Fund II LP, and Behringer Harvard Strategic Advisors II LP (previously filed in and incorporated by reference to Form 8-K filed on March 15, 2006)

10.10

Purchase and Sale Agreement between Middleton Investors, LLC and Harvard Property Trust, LLC regarding the Ferncroft property (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on June 1, 2006)

10.11

Assignment of Purchase and Sale Agreement between Harvard Property Trust, LLC and Behringer Harvard Opportunity OP I, LP regarding the Ferncroft property (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on June 1, 2006)

10.12	Loan Agreement between Barclays Capital Real Estate Inc. and Behringer Harvard Ferncroft, LLC (previously filed in and incorporated by reference to Form 8-K filed on August 25, 2006)

10.13	Promissory Note made between Behringer Harvard Ferncroft, LLC and Barclays Capital Real Estate Inc. (previously filed in and incorporated by reference to Form 8-K filed on August 25, 2006)

10.14

Mortgage, Assignment of Rent and Leases, Security Agreement and Fixture Filing made by Behringer Harvard Ferncroft, LLC and Barclays Capital Real Estate Inc. (previously filed in and incorporated by reference to Form 8-K filed on August 25, 2006)

10.15

Assignment of Leases and Rents by Behringer Harvard Ferncroft, LLC, as borrower in favor of Barclays Capital Real Estate Inc. (previously filed in and incorporated by reference to Form 8-K filed on August 25, 2006)

10.16

Guaranty agreement made by Behringer Harvard Opportunity REIT I, Inc., as guarantor in favor of Barclays Capital Real Estate Inc. (previously filed in and incorporated by reference to Form 8-K filed on August 25, 2006)

10.17

Senior Mezzanine Loan Agreement between GC 128 Voss SM LLC and Behringer Harvard Alexan Voss, LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.18

Junior Mezzanine Loan Agreement between GC 129 Voss JM LLC and Behringer Harvard Alexan Voss, LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.19

Senior Mezzanine Promissory Note made between Behringer Harvard Alexan Voss, LLC and GC 128 Voss SM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.20

Junior Mezzanine Promissory Note made between Behringer Harvard Alexan Voss, LLC and GC 129 Voss JM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.21

Senior Mezzanine Pledge and Security Agreement made by Behringer Harvard Alexan Voss, LLC and GC 128 Voss SM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.22

Junior Mezzanine Pledge and Security Agreement made by Behringer Harvard Alexan Voss, LLC and GC 129 Voss JM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.23

Senior Mezzanine Completion Guaranty agreement made by CFP Residential L.P., Kenneth Valach, J. Ronald Terwilliger and Brian Austin as guarantors in favor of Behringer Harvard Alexan Voss, LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.24

Junior Mezzanine Completion Guaranty agreement made by CFP Residential, L.P., Kenneth Valach, J. Ronald Terwilliger and Brian Austin as guarantors in favor of Behringer Harvard Alexan Voss, LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.25

Option Agreement between Behringer Harvard Alexan Voss, LLC and GC 129 Voss JM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.26

Senior Mezzanine Loan Agreement between SW 109 Wagon Wheel SM LLC and Behringer Harvard Alexan Nevada, LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.27

Junior Mezzanine Loan Agreement between SW 108 Wagon Wheel JM LLC and Behringer Harvard Alexan Nevada, LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.28

Senior Mezzanine Promissory Note made between Behringer Harvard Alexan Nevada, LLC and SW 109 Wagon Wheel SM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.29

Junior Mezzanine Promissory Note made between Behringer Harvard Alexan Nevada, LLC and SW 108 Wagon Wheel JM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.30

Senior Mezzanine Pledge and Security Agreement made by Behringer Harvard Alexan Nevada, LLC and SW 109 Wagon Wheel SM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.31

Junior Mezzanine Pledge and Security Agreement made by Behringer Harvard Alexan Nevada, LLC and SW 108 Wagon Wheel JM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.32

Senior Mezzanine Completion Guaranty agreement made by CFP Residential L.P., Kenneth Valach, J. Ronald Terwilliger and Bruce Hart as guarantors in favor of Behringer Harvard Alexan Nevada, LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.33

Junior Mezzanine Completion Guaranty agreement made by CFP Residential, L.P., Kenneth Valach, J. Ronald Terwilliger and Bruce Hart as guarantors in favor of Behringer Harvard Alexan Nevada, LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.34

Option Agreement between Behringer Harvard Alexan Nevada, LLC and SW 108 Wagon Wheel JM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.35

Limited Liability Company Agreement of Chase Park Plaza Hotel, LLC between Behringer Harvard Opportunity OP I LP and Kingsdell L.P. (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.36

Limited Liability Company Agreement of The Private Residences, LLC between Behringer Harvard Opportunity OP I LP and Kingsdell L.P. (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.37

Contribution Agreement between Kingsdell L.P. and Chase Park Plaza Hotel, LLC (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.38

Contribution Agreement between Kingsdell L.P. and The Private Residences, LLC (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.39

Development Agreement by and between Chase Park Plaza Hotel, LLC and IFC, Inc. regarding the main hotel building renovation project associated with the Chase Park Plaza property (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.40

Development Agreement by and between Chase Park Plaza Hotel, LLC and IFC, Inc. regarding the new hotel facilities and corporate apartments project associated with the Chase Park Plaza property (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.41

Development Agreement by and between The Private Residences, LLC and IFC, Inc. regarding the residential condominium project associated with the Chase Park Plaza property (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.42

Owner Agreement by and among Chase Park Plaza Hotel, LLC, Kingsdell L.P. and CWE Hospitality Services, LLC regarding the Chase Park Plaza property (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.43

Lease Agreement between Chase Park Plaza Hotel, LLC and Kingsdell L.P. regarding the Chase Park Plaza property (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.44

Hotel Operating Agreement for Chase Park Plaza Hotel between CWE Hospitality Services, LLC and Kingsdell L.P. (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.45

Apartment Management Agreement between Chase Park Plaza Hotel, LLC and CWE Hospitality Services, LLC regarding the Chase Park Plaza property (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.46

Residential Apartment Management Agreement between The Private Residences, LLC and CWE Hospitality Services, LLC regarding the Chase Park Plaza property (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.47

Promissory Note made between Kingsdell L.P. and Chase Park Plaza Hotel, LLC (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.48

Promissory Note made between Kingsdell L.P. and Massachusetts Mutual Life Insurance Company (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.49

Deed of Trust and Security Agreement and Fixture Filing by and between Kingsdell L.P. and Massachusetts Mutual Life Insurance Company regarding the Chase Park Plaza property (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.50

Assignment of Leases and Rents by and between Kingsdell L.P. and Massachusetts Mutual Life Insurance Company regarding the Chase Park Plaza property (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.51

Assignment, Assumption and Modification Agreement among Chase Park Plaza Hotel, LLC, The Private Residences, LLC, Kingsdell L.P. and Massachusetts Mutual Life Insurance Company regarding the Chase Park Plaza property (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.52

Recourse Guaranty Agreement made by Registrant to and for the benefit of Massachusetts Mutual Life Insurance Company regarding the Chase Park Plaza property (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.53

Cross Reimbursement and Indemnity Agreement between Chase Park Plaza Hotel, LLC and The Private Residences, LLC regarding the Chase Park Plaza property (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.54

Real Estate Sale Agreement for Bent Tree Green between CMD Realty Investment Fund II, L.P. and Harvard Property Trust, LLC (previously filed in and incorporated by reference to Form 8-K filed on December 19, 2006)

10.55	Reinstatement of and First Amendment to Real Estate Sale Agreement regarding the Bent Tree Green property (previously filed in and incorporated by reference to Form 8-K filed on December 19, 2006)

10.56

Assignment of Real Estate Sale Agreement by Harvard Property Trust, LLC and Behringer Harvard Opportunity OP I, LP regarding the Bent Tree Green property (previously filed in and incorporated by reference to Form 8-K filed on December 19, 2006)

10.57

Assignment of Real Estate Sale Agreement by Behringer Harvard Opportunity OP I, LP and Behringer Harvard Bent Tree, LP regarding the Bent Tree Green property (previously filed in and incorporated by reference to Form 8-K filed on December 19, 2006)

10.58

Purchase and Sale Agreement for Las Colinas Commons between CFH Realty II/Las Colinas Commons, L.P. and Harvard Property Trust, LLC (previously filed in and incorporated by reference to Form 8-K filed on December 27, 2006)

10.59

Mezzanine Loan Agreement by and among BREOF TCU GP LLC, BREOF TCU LLC, Phoenix Berry Street Limited Partnership and Phoenix G.P. XVIII, Inc. as Borrowers and Behringer Harvard TCU, LLC as Lender (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.60

Mezzanine Loan Agreement by and among BREOF UVA GP LLC, BREOF UVA LLC, PPC-UVA 15th Street Limited Partnership and PPC Charlottesville GP, Inc. as Borrowers and Behringer Harvard UVA, LLC as Lender (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.61

Mezzanine Promissory Note made between BREOF TCU GP LLC, BREOF TCU LLC, Phoenix Berry Street Limited Partnership and Phoenix G.P. XVIII, Inc. and Behringer Harvard TCU, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.62

Mezzanine Promissory Note made between BREOF UVA GP LLC, BREOF UVA LLC, PPC-UVA 15th Street Limited Partnership and PPC Charlottesville GP, Inc. and Behringer Harvard UVA, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.63

Mezzanine Pledge and Security Agreement made by BREOF TCU GP LLC, BREOF TCU LLC, Phoenix Berry Street Limited Partnership and Phoenix G.P. XVIII, Inc. and Behringer Harvard TCU, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.64

Mezzanine Pledge and Security Agreement made by BREOF UVA GP LLC, BREOF UVA LLC, PPC-UVA 15th Street Limited Partnership and PPC Charlottesville GP, Inc. and Behringer Harvard UVA, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.65

Contribution Agreement made by and among BREOF TCU GP LLC, BREOF TCU LLC, Phoenix Berry Street Limited Partnership and Phoenix G.P. XVIII, Inc. and Behringer Harvard TCU, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.66

Contribution Agreement made by and among BREOF UVA GP LLC, BREOF UVA LLC, PPC-UVA 15th Street Limited Partnership and PPC Charlottesville GP, Inc. and Behringer Harvard UVA, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

16.1

Letter Regarding Change in Certifying Accountant (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

21.1

List of Subsidiaries (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certifications

*                    filed herewith