Form 10-Q
period 2007-03-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2007-05-15
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, Behringer Harvard Opportunity REIT I, Inc. had 27,439,945 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2007

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2007	2006

Assets
Real estate
Land and improvements, net	$15,352,849	$15,353,818
Buildings and improvements, net	124,662,287	118,998,957
Real estate under development	44,733,549	38,418,150
Total real estate	184,748,685	172,770,925

Cash and cash equivalents	79,363,953	54,639,099
Restricted cash	3,432,131	2,335,492
Accounts receivable, net	2,862,956	1,207,613
Prepaid expenses and other assets	852,138	476,624
Furniture, fixtures and equipment, net	8,974,694	7,840,693
Escrow deposits	4,000,000	—
Deferred financing fees, net	2,058,012	1,788,365
Notes receivable	15,883,359	1,718,359
Lease intangibles, net	12,899,268	13,564,476
Other intangibles, net	10,649,886	10,826,332
Total assets	$325,725,082	$267,167,978

Liabilities and stockholders’ equity
Liabilities
Mortgages payable	$92,218,818	$89,203,539
Accounts payable	1,316,747	470,354
Payables to affiliates	2,534,804	2,410,501
Acquired below-market leases, net	4,011,857	4,365,090
Dividends payable	482,616	1,694,594
Accrued liabilities	6,836,417	5,539,770
Subscriptions for common stock	1,509,151	569,673
Other liabilities	796,505	820,000
Total liabilities	109,706,915	105,073,521

Commitments and contingencies

Minority interest	3,469,620	2,647,878

Stockholders’ equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 24,272,227 and 18,202,576 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	2,427	1,820
Additional paid-in capital	214,479,007	159,905,677
Accumulated distributions in excess of net income (loss)	(1,932,887)	(460,918)
Total stockholders’ equity	212,548,547	159,446,579
Total liabilities and stockholders’ equity	$325,725,082	$267,167,978

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006

Rental revenue	$5,209,122	$119,043

Expenses
Property operating expenses	1,375,031	21,724
Interest expense	929,259	—
Real estate taxes	559,744	20,984
Property management fees	127,114	4,905
Asset management fees	322,893	5,495
General and administrative	307,321	160,158
Advertising costs	464,397	—
Depreciation and amortization	1,949,319	42,824
Total expenses	6,035,078	256,090

Interest income	769,789	268,318
Minority interest	(136,697)	—
Net income (loss)	$(192,864)	$131,271

Basic and diluted weighted average shares outstanding	20,700,400	3,764,889

Basic and diluted income (loss) per share	$(0.01)	$0.03

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
						Distributions
	Convertible Stock		Common Stock		Additional	in Excess of	Total
	Number of	Par	Number of	Par	Paid-In	Net Income	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss)	Equity

Balance at January 1, 2006	1,000	$—	2,034,005	$203	$16,516,376	$(102,920)	$16,413,659

Issuance of common stock, net	—	—	16,056,984	1,606	142,336,285	—	142,337,891

Redemption of common stock	—	—	(7,782)	(1)	(70,241)	—	(70,242)

Distributions declared on common stock	—	—	—	—	—	(2,748,816)	(2,748,816)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	119,369	12	1,123,257	—	1,123,269

Net income	—	—	—	—	–	2,390,818	2,390,818

Balance at December 31, 2006	1,000	—	18,202,576	1,820	159,905,677	(460,918)	159,446,579

Issuance of common stock, net	—	—	5,872,107	588	52,708,780	—	52,709,368

Redemption of common stock	—	—	(17,062)	(2)	(154,558)	—	(154,560)

Distributions declared on common stock	—	—	—	–—	—	(1,279,105)	(1,279,105)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	214,606	21	2,019,108	—	2,019,129

Net loss	—	—	—	—	—	(192,864)	(192,864)

Balance at March 31, 2007	1,000	$—	24,272,227	$2,427	$214,479,007	$(1,932,887)	$212,548,547

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Cash flows from operating activities:
Net income (loss)	$(192,864)	$131,271
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	1,703,254	36,680
Amortization of deferred financing fees	244,085	—
Minority interest	136,697	—
Change in accounts receivable	(1,655,343)	(112,899)
Change in prepaid expenses and other assets	(238,922)	28,781
Change in accounts payable	461,893	—
Change in other liabilities	(23,495)	—
Change in accrued liabilities	560,971	160,222
Change in payables to affiliates	198,081	10,400
Cash provided by operating activities	1,194,357	254,455

Cash flows from investing activities:
Escrow deposits and pre-acquisition costs on real estate to be acquired	(4,136,591)	—
Purchases of real estate	(885,413)	(9,062,446)
Capital expenditures for real estate under development	(1,299,800)	—
Capital expenditures for real estate under development of consolidated borrowers	(5,424,208)	—
Additions of property and equipment	(5,565,383)	—
Change in restricted cash	(127,161)	—
Investment in notes receivable	(14,165,000)	—
Financing costs for notes receivable	(545,348)	—
Cash used in investing activities	(32,148,904)	(9,062,446)

Cash flows from financing activities:
Proceeds from mortgages of consolidated borrowers	3,015,279	—
Issuance of common stock	58,664,444	41,380,683
Redemptions of common stock	(154,560)	—
Offering costs	(5,874,152)	(5,752,872)
Distributions	(552,876)	—
Contributions from minority interest holders	685,044	—
Change in subscriptions for common stock	939,478	(122,689)
Change in subscription cash received	(969,478)	99,309
Change in payables to affiliates	(73,778)	(174,356)
Cash provided by financing activities	55,679,401	35,430,075

Net change in cash and cash equivalents	24,724,854	26,622,084
Cash and cash equivalents at beginning of period	54,639,099	18,560,885
Cash and cash equivalents at end of period	$79,363,953	$45,182,969

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.         Business

Organization

Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on November 23, 2004 and will make an election to be taxed, and qualify, as a real estate investment trust (“REIT”) for federal income tax purposes, effective for our taxable year ending December 31, 2006.  We invest in and operate real estate or real estate related assets on an opportunistic basis.  In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets and submarkets with higher volatility and high growth potential. We may acquire office, industrial, retail, hospitality, recreation and leisure, multifamily and other properties. We may purchase existing or newly constructed properties or properties under development or construction, including multifamily properties for conversion into condominiums. Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions, completed on a negotiated basis or otherwise. We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.  We are currently offering our common stock pursuant to a public offering that commenced on September 20, 2005 (the “Offering”) and is described below.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP”).  Our wholly-owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP as its sole general partner.  The remaining interest of Behringer Harvard OP is held as a limited partner’s interest by BHO Business Trust, a Maryland business trust, which is our wholly-owned subsidiary.

We are externally managed and advised by Behringer Harvard Opportunity Advisors I LP (“Behringer Opportunity Advisors”), a Texas limited partnership organized in 2004.  Behringer Opportunity Advisors is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.

Public Offering

On September 20, 2005, we commenced a public offering of up to 40,000,000 shares of common stock at a price of $10 per share pursuant to a Registration Statement on Form S-11 declared effective under the Securities Act of 1933, as amended (the “Securities Act”).  On November 17, 2006, we registered an additional 6,587,065 shares of common stock pursuant to the Offering through the filing of a Registration Statement on Form S-11 pursuant to Rule 462(b) under the Securities Act.  The Registration Statement declared effective as of September 20, 2005 also covers the offering of up to 8,000,000 shares of common stock to be offered at a price of $9.50 per share pursuant to our distribution reinvestment plan (the “DRIP”).

Stockholders, after their initial purchase of shares, may elect to make cash investments of $25.00 or more in additional shares of common stock at regular intervals as part of our automatic purchase plan.

As of March 31, 2007, we had issued 24,297,071 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and 333,975 shares through the DRIP.  As of March 31, 2007, we had redeemed 24,844 shares of our common stock and had 24,272,227 shares of our common stock outstanding.  As of March 31, 2007, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Our common stock is not currently listed on a national exchange.  Unless liquidated earlier, we anticipate causing the shares of common stock to be listed for trading on a national securities exchange or liquidating our real estate portfolio on or before the sixth anniversary of the termination of the Offering.  Depending upon the then-prevailing market conditions, it is our intention to consider beginning the process of listing or liquidating within three to six years after the termination of the Offering.  In the event that we do not obtain such listing prior to the sixth anniversary of the termination of the Offering, unless a majority of our board of directors and a majority of our independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2.         Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2007 and consolidated statements of operations and cash flows for the periods ended March 31, 2007 and 2006 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2007 and December 31, 2006 and our consolidated results of operations and cash flows for the periods ended March 31, 2007 and 2006.  Such adjustments are of a normal recurring nature.

3.         Summary of Significant Accounting Policies

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of March 31, 2007, the estimated remaining useful lives for acquired lease intangibles range from approximately 2.0 years to 13.9 years.

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

Anticipated amortization associated with the acquired lease intangibles and acquired other intangible assets for the period from April 1 through December 31, 2007 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
April 1, 2007 - December 31, 2007	$1,455,154
2008	1,880,905
2009	1,697,884
2010	1,672,821
2011	1,695,597

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired	Other
	Buildings and	Land and	Lease	Below-Market	Hotel
As of March 31, 2007	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$126,162,568	$15,353,818	$14,391,652	$(4,938,723)	$10,826,332
Less: depreciation and amortization	(1,500,281)	(969)	(1,492,384)	926,866	(176,446)
Net	$124,662,287	$15,352,849	$12,899,268	$(4,011,857)	$10,649,886

				Acquired	Other
	Buildings and	Land	Lease	Below-Market	Hotel
As of December 31, 2006	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$119,566,452	$15,353,818	$14,348,036	$(4,938,723)	$10,826,332
Less: depreciation and amortization	(567,495)	—	(783,560)	573,633	—
Net	$118,998,957	$15,353,818	$13,564,476	$(4,365,090)	$10,826,332

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheets approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  We admit new stockholders at least monthly.  Upon acceptance of stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Restricted cash as of March 31, 2007 and December 31, 2006 also includes approximately $1.9 million and $1.8 million, respectively, held in escrow accounts, as required by our lenders, for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consists of receivables from the hotel operator, and lessee of the hotel portion, of Chase Park Plaza and tenants related to our other consolidated properties.  The allowance for doubtful accounts as of March 31, 2007 was approximately $5,000.  There was no allowance for doubtful accounts recognized as of December 31, 2006.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets includes prepaid directors’ and officers’ insurance, prepaid advertising, pre-acquisition costs related to probable purchases of properties, as well as prepaid insurance and real estate taxes of our consolidated properties.

Escrow Deposits

Escrow deposits include deposits for the purchase of properties that we have contracted to acquire.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets.  Furniture, fixtures and equipment are depreciated over five to seven-year lives.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures and equipment was approximately $237,000 at March 31, 2007.  There was no accumulated depreciation recognized as of December 31, 2006.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Investment and Notes Receivable Impairments

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

For notes receivable, management reviews the terms and conditions underlying the outstanding notes receivable.  If management determines that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note.  There were no impairment charges during the three months ended March 31, 2007 or 2006.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for mortgages payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was approximately $348,000 and $72,400 as of March 31, 2007 and December 31, 2006, respectively.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation and redevelopment of an acquired property, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liability is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  The balance of the asset retirement obligation was approximately $797,000 and $820,000 as of March 31, 2007 and December 31, 2006, respectively and was included in other liabilities.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2007 and 2006 was approximately $923,000 and $4,000, respectively.  As discussed above, our rental revenue also includes amortization of above- and below-market in-place leases.

Advertising Costs

Marketing costs, including the costs of model units and their furnishings, incurred in connection with the sale of condominiums are deferred and recorded as costs of sales when revenue is recognized.  Certain prepaid costs are capitalized and expensed over the stated terms of the contract.  All other advertising costs are expensed as incurred.

Organizational and Offering Costs

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

Income Taxes

We intend to make an election to be taxed, and qualify, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), for the year ended December 31, 2006.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  For the three months ended March 31, 2007, we had no significant tax liability or benefit related to the Texas margin tax.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors and consultants of our affiliates.  We account for this plan under the “modified prospective” method of SFAS No. 123R, “Share-Based Payment.”  In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123R, prior period amounts were not restated.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statements of Cash Flows, rather than as operating cash flows as required under previous regulations.  For the three months ended March 31, 2007 and 2006, we had no significant compensation cost related to this incentive award plan.

Concentration of Credit Risk

At March 31, 2007, we had cash and cash equivalents and restricted cash on deposit in financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk.

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

Earnings per Share

Earnings per share (“EPS”) is calculated based on the weighted average number of shares outstanding during each period.  As of March 31, 2007, we had options to purchase 26,250 shares of common stock outstanding at a weighted average exercise price of $9.10.  These options are excluded from the calculation of earnings per share for the three months ended March 31, 2007 because the effect would be anti-dilutive.  The weighted average shares outstanding used to calculate both basic and diluted income per share were the same for the three months ended March 31, 2006.

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

4.         Recently Announced Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted FIN 48 effective January 1, 2007.  In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under state and federal income tax law in reaching our accounting conclusions.  For the year ended December 31, 2006, we intend to make an election to qualify as a REIT under federal income tax law.  As a result of our REIT status, we are able to claim a dividends paid deduction on our tax return to deduct the full amount of common and preferred dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders.  Since this dividends paid deduction has exceeded our taxable income, we do not expect to be required to record any unrecognized tax benefits or additional liabilities in accordance with FIN 48.

We have evaluated the potential impact of identified uncertain tax positions and concluded that our return of capital would not be materially affected for any of the years still subject to potential audit under state and federal income tax law.  As

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

a result, we concluded we did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the quarter ended March 31, 2007.  The adoption of FIN 48 therefore had no impact on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value under SFAS No. 159.

5.         Real Estate

As of March 31, 2007, we wholly owned four properties and consolidated one property through an investment in a limited liability company.  In addition, we are the mezzanine lender for two development properties which we consolidate under FIN 46R.  The following table presents certain information about our consolidated properties as of March 31, 2007:

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

6.         Variable Interest Entities

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount up to approximately $22,680,000 to unaffiliated third-party entities that own real estate under development (the “Alexan Voss” and “Alexan Black Mountain” properties, respectively).  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount up to approximately $68,611,000.  Our mezzanine loans are subordinate to the construction loans.  In addition, we have entered into option agreements allowing us to purchase the ownership interests in Alexan Voss and Alexan Black Mountain after each project’s substantial completion.

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

Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN 46R and that we are the primary beneficiary of these variable interest entities.  Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing.  As of March 31, 2007, there was approximately $37,400,000 of real estate under development related to Alexan Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction loans of approximately $19,219,000.  The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

variable interest entities.  As of March 31, 2007, the outstanding principal balance under our mezzanine loans was approximately $15,876,000, which is eliminated, along with accrued interest and loan origination fees, upon consolidation.

7.         Notes Receivable

In February 2007, we made two mezzanine loans to provide financing for student housing apartment projects in Fort Worth, Texas and Charlottesville, Virginia (“Grandmarc Loans”).  The aggregate principal amount of the mezzanine loans is $14,165,000.  The mezzanine loans accrue interest at 10% per annum and mature on February 25, 2008.  In addition, we have entered into contribution agreements whereby we will acquire 50% ownership interests in newly formed joint ventures with the mezzanine borrowers to own the projects for a total contribution of $14,165,000 upon the later of 30 days after each project’s completion or August 15, 2007.  Prepayment of each mezzanine loan is required prior to the investment contemplated by the respective contribution agreement.

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to approximately $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.

8.         Capitalized Costs

We capitalize interest, property taxes, insurance and construction costs on our real estate properties under development.  For the three months ended March 31, 2007, we capitalized a total of approximately $13,653,000 in costs associated with real estate under development, of which approximately $7,338,000 was placed into service before the end of the period.  For the three months ended March 31, 2007, we capitalized approximately $470,000 and $32,000, respectively, in interest and amortization of deferred financing costs included in interest expense, for real estate under development.  We had no real estate properties under development during the three months ended March 31, 2006.

9.         Mortgages Payable

The following table sets forth our mortgages payable on our consolidated properties, including the mortgage obligations of properties consolidated under FIN 46R at March 31, 2007 and December 31, 2006:

	Balance as of		Interest	Maturity
Description	March 31, 2007	December 31, 2006	Rate	Date
Ferncroft Corporate Center	$18,000,000	$18,000,000	6.33%	9/1/2013
Alexan Voss (1)	10,528,382	10,403,747	30-day LIBOR + 1.6%(2)	3/22/2010
Alexan Black Mountain (1)	8,690,436	5,799,792	30-day LIBOR + 1.6%(2)	9/29/2009
Chase Park Plaza	55,000,000	55,000,000	5.2%	8/1/2010
	$92,218,818	$89,203,539

(1)                                 The mortgages payable of our mezzanine borrowers consolidated under FIN 46R are obligations of our mezzanine borrowers and have no recourse to us.

(2)                                  30-day London Interbank Offer Rate (“LIBOR”) was 5.32% at March 31, 2007.

The payment terms of our mortgage obligations vary.  In general, interest only is payable monthly (and is generally drawn on the underlying construction loan for properties under development), with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios.  As of March 31, 2007, we were in compliance with the debt covenants under our loan agreements.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

10.      Stockholders’ Equity

Capitalization

As of March 31, 2007, our authorized capital was 350,000,000 shares of common stock, 50,000,000 shares of preferred stock and 1,000 shares of convertible stock.  All shares of such stock have a par value of $.0001 per share.  As of March 31, 2007, we had 24,272,227 shares of our common stock outstanding, including 21,739 shares owned by Behringer Harvard Holdings.  As of March 31, 2007, we had 1,000 shares of our convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

As of March 31, 2007, we had options to purchase 26,250 shares of stock outstanding at a weighted average exercise price of $9.10.  On November 23, 2004 (date of inception), we sold 1,000 shares of convertible stock and 21,739 shares of common stock to Behringer Harvard Holdings for $201,000 in cash.  Pursuant to its terms, the convertible stock generally is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 10% cumulative, non-compounded, annual return on such capital.  Conversion of the convertible stock may be limited by our board of directors if it determines that full conversion may jeopardize our qualification as a REIT.  Our board of directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.

Share Redemption Program

Our board of directors has authorized and adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year.  The purchase price for the redeemed shares is set forth in the prospectus for the Offering of our common stock.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  As of March 31, 2007, we had redeemed 24,844 shares of common stock.

Incentive Award Plan

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors and consultants of our affiliates.  A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan.  An option to acquire 1,250 shares was awarded to an independent board member on February 17, 2006 when he was elected to our board of directors.  In addition, on that date, an option to acquire 5,000 shares of our common stock was awarded to each of the other two independent board members. On June 29, 2006, an option to acquire an additional 5,000 shares of our common stock was awarded to each of the three independent board members.  As of March 31, 2007, options to purchase 26,250 shares of stock were outstanding, of which 11,250 had fully vested, at a weighted average exercise price of $9.10.

Distributions

We initiated the payment of monthly distributions in August 2006 in the amount of a 2% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0005479 per share.  In December 2006, our board of directors declared distributions to be paid in the first quarter of 2007 in the amount of a 2.5% annualized rate of return, calculated on a daily record basis of $0.0006849 per share.  In March 2007, our board of directors declared distributions to be paid in the second quarter of 2007 in the amount of a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share.  Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.  Distributions declared and payable as of March 31, 2007 were $482,616, which included $102,627 of cash distributions payable and $379,989 of distributions payable that were reinvested pursuant to our DRIP.

The following are the distributions declared during the three months ended March 31, 2007.  There were no distributions declared during the three months ended March 31, 2006.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Total	Cash	DRIP
$1,279,105	$271,994	$1,007,111

11.      Related Party Arrangements

Behringer Opportunity Advisors and certain of its affiliates receive fees and compensation in connection with our Offering, and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor and the dealer manager for the Offering, receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers; provided that Behringer Securities will receive 1% of the gross proceeds of purchases pursuant to our DRIP.  Behringer Securities reallows 100% of the commissions earned to participating broker-dealers.  In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities will not receive dealer manager fees for purchases pursuant to our DRIP.  Behringer Securities may reallow all or a portion of its dealer manager fees in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for actual out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  In the three months ended March 31, 2007, Behringer Securities’ commissions and dealer manager fees totaled approximately $3,960,000 and $1,180,000, respectively, and were recorded as a reduction to additional paid-in capital.  In the three months ended March 31, 2006, Behringer Securities’ commissions and dealer manager fees totaled approximately $2,703,000 and $802,000, respectively, and were recorded as a reduction to additional paid-in capital.

Behringer Opportunity Advisors, or its affiliates, receive up to 2% of gross offering proceeds for organization and offering expenses incurred in connection with the Offering; except that no organization and offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  Since our inception through March 31, 2007, approximately $6,081,000 of organization and offering expenses had been incurred by Behringer Opportunity Advisors on our behalf.  Of this amount, approximately $4,845,000 had been reimbursed by us and approximately $1,236,000 of reimbursements payable is included in payables to affiliates on our balance sheet.  Of the approximately $4,845,000 of organization and offering expenses reimbursed by us through March 31, 2007, approximately $4,833,000 had been recorded as a reduction of additional paid-in capital and approximately $12,000 had been expensed as organizational costs.  For the three months ended March 31, 2007, approximately $1,180,000 of organization and offering expenses were reimbursed by us and were recorded as a reduction of additional paid-in capital.  In the three months ended March 31, 2006, approximately $802,000 of offering and organization expenses had been reimbursed by us and was recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors, or its affiliates, determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Behringer Opportunity Advisors, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Our advisor or its affiliates also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced.  Behringer Opportunity Advisors earned approximately $354,000 in acquisition and advisory fees and $71,000 in acquisition expense reimbursements for our investments made during the three months ended March 31, 2007.  In the three months ended March 31, 2006, our advisor earned approximately $225,000 in acquisition and advisory fees and $45,000 in acquisition expense reimbursements for our first acquisition.  For property acquisitions, we capitalize these fees as part of our real estate and for loans, we defer these fees to be amortized over the loan term.

We pay Behringer Opportunity Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no such debt financing fees in the three months ended March 31, 2007 or 2006.

We pay HPT Management Services LP (“HPT Management”), an affiliate of our advisor and our property manager, fees for management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

respect to any particular property.  We incurred and expensed such fees to HPT Management of approximately $121,000 in the three months ended March 31, 2007 and approximately $5,000 in the three months ended March 31, 2006.

We pay Behringer Opportunity Advisors an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the three months ended March 31, 2007, we expensed $323,000 of asset management fees and capitalized $29,000 of asset management fees to real estate.  For the three months ended March 31, 2006, we incurred and expensed approximately $5,000 of asset management fees.

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

At March 31, 2007, we had a payable to our advisor and its affiliates of approximately $2.5 million.  This balance consists primarily of reimbursable offering expenses payable to Behringer Opportunity Advisors, management fees payable to HPT Management and commissions payable to Behringer Securities.

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

12.      Commitments and Contingencies

We have made capital commitments in the redevelopment of Chase Park Plaza to fund our 95% share of a portion of the anticipated costs for the refurbishment of the hotel guest rooms and common areas and conversion of the residential component into additional hotel guest rooms, corporate apartments and condominium units.  Our capital commitments per the related limited liability company agreements are scheduled through April 2007 and the total amount to be funded, including amounts previously funded in 2006 for the initial acquisition, is approximately $57,715,000.  As of March 31, 2007, we had funded approximately $52,882,000 of this total commitment.

Upon acquisition of one of our properties, we assumed a “guaranteed maximum price” contract with a construction manager for real estate under development where we may be obligated to pay up to approximately $9,251,000 in total construction costs.  As of March 31, 2007, approximately $5,475,000 had been paid under this contract, including amounts paid by us or by the previous owner prior to our acquisition.

Our mezzanine borrowers, which are consolidated under FIN 46R, have contracts with construction managers to build apartment projects.  One of these contracts is a guaranteed maximum price contract and the other contract is for total project cost plus a fixed fee.  The guaranteed maximum price contract is for up to $22,927,000 in total construction costs, of which approximately $5,700,000 had been paid as of March 31, 2007.  Approximately $1,132,000 had been paid under the other contract as of March 31, 2007.  We are not obligated to pay the construction costs for such contracts entered into by our consolidated borrowers.

13.      Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the three months ended March 31, 2007.  There was no supplemental cash flow activity for the three months ended March 31, 2006.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Three months ended
March 31, 2007

Supplemental disclosure:
Interest paid, net of amounts capitalized	$877,991

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$173,554
Capital expenditures for real estate under development in accrued liabilities	$4,729,786

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$1,938,207

14.      Subsequent Events

On May 2, 2007, we acquired a portfolio of three office buildings, containing approximately 456,000 aggregate rentable square feet, located on approximately 22.8 acres of land in Santa Clara, California (“Santa Clara Tech Center”).  The total contract purchase price of Santa Clara Tech Center, exclusive of closing costs, was $70 million.  We used proceeds from the Offering of common stock to the public to pay the entire cost of this portfolio.

On May 3, 2007, we acquired an interest through our operating partnership as a limited partner in Royal Island Partners, LP (the “Royal Island Partnership”) for a $10 million initial contribution and two additional contributions in the amount of $5 million each to be made on May 15, 2007 and June 15, 2007 (subject to earlier contribution if the Royal Island Partnership has an immediate need for capital).  Proceeds of the Offering were used to fund our first capital contribution of $10 million and will be used to fund the capital contributions due on May 15, 2007 and June 15, 2007.  The Royal Island Partnership, or its subsidiaries, owns or leases approximately 433 acres of undeveloped land on three islands in the Commonwealth of the Bahamas - Royal Island, Chicken Cay and Rat Cay.  The Royal Island Partnership currently plans to develop on the land a project comprised of a luxury boutique hotel, a spa and fitness center, restaurant facilities, an oceanfront golf course, residential lots, villas, townhomes and lofts, a marina, and associated infrastructure and amenities.

On May 10, 2007, we acquired a data center facility in Arlington, Texas containing approximately 87,000 rentable square feet (“5000 S. Bowen Road”).  5000 S. Bowen Road is situated on approximately 69.6 acres of land, of which approximately 13.8 acres is developable land.  The total contract purchase price of 5000 S. Bowen Road, exclusive of closing costs, was $18.5 million.  We used proceeds from the Offering of common stock to the public to pay the contract purchase price.

On May 10, 2007, we entered into agreements to acquire an 85% ownership interest in a 56-room resort, which includes a 20,000 square foot spa, in Edwards, Colorado (“The Lodge & Spa at Cordillera”).  The Lodge & Spa at Cordillera is situated on 8.3 acres of land, which includes 3.5 acres of land planned for development into 19 additional units.  In addition, The Lodge & Spa at Cordillera includes an adjacent 23.2 acres of vacant land, which is entitled for residential development.  The contract purchase price for The Lodge & Spa at Cordillera will be $35,000,000, excluding closing costs and including the portion funded by our 15% unaffiliated partner.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and the notes thereto:

Forward-Looking Statements

This section contains forward-looking statements, including discussion and analysis of the financial condition of us and our subsidiaries, including entities we consolidate under FIN 46R, our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this report on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Below is a discussion of the accounting policies that we consider will be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of VIEs in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on FIN 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

Real Estate and Other Intangible Assets

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, tenant relationships, and other intangible assets.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Investment and Notes Receivable Impairments

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

For notes receivable, management reviews the terms and conditions underlying the outstanding notes receivable.  If management determines that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note.  We had no impairment charges in the three months ended March 31, 2007 or 2006.

In evaluating our investments and notes receivable for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

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

On October 27, 2005, the conditions of our escrow agreement with Citibank Texas, N.A. were satisfied and as a result, operations commenced on November 9, 2005 upon acceptance of initial subscriptions.  On November 9, 2005, we had received and accepted subscriptions for 441,204 shares of common stock for gross offering proceeds of $4,408,510.  As of March 31, 2007, we had sold approximately 24,275,000 shares of our common stock, including approximately 334,000 shares through the distribution reinvestment plan, for gross offering proceeds of approximately $242 million.  In addition, 21,739 shares owned by Behringer Harvard Holdings were outstanding as of March 31, 2007.  As of March 31, 2007, we had no shares of preferred stock issued or outstanding and 1,000 shares of convertible stock issued and outstanding.

Results of Operations

As of March 31, 2007, we wholly-owned four office properties and we consolidated one mixed-use hotel and residential property through an investment in a limited liability company.  We also consolidated two apartment development properties as a mezzanine lender under FIN 46R.  The properties are located in Minnesota, Massachusetts, Texas, Nevada and Missouri.  In the first quarter of 2007, we made mezzanine loans to two student housing projects in Texas and Virginia which we do not consolidate under FIN 46R.

Three months ended March 31, 2007 as compared to three months ended March 31, 2006

Rental Revenue.  Rental revenue was $5,209,122 for the three months ended March 31, 2007 and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases, from our four office properties acquired in 2006.  In addition, rental revenue includes revenue from the lease of the hotel-related management and operations of Chase Park Plaza, a mixed-use hotel and residential property acquired in December 2006.  Rental revenue was $119,043 for the three months ended March 31, 2006 and was comprised of one month of revenue from the Whitewater Property, our first property acquisition, made on March 1, 2006.  Management expects future increases in rental revenue as we continue to invest in additional real estate properties.

Property Operating Expenses.  Property operating expenses for the three months ended March 31, 2007 and 2006 were $1,375,031 and $21,724, respectively.  Property operating expenses were comprised of operating expenses from our consolidated properties and increased due to the additional properties acquired throughout 2006.  We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Interest Expense.  Interest expense, net of amounts capitalized, for the three months ended March 31, 2007 was $929,259 and was primarily comprised of interest expense from Ferncroft Corporate Center and Chase Park Plaza.  For the three months ended March 31, 2007, we capitalized aggregate interest costs of approximately $470,000 for our real estate under development.  Interest costs for the development of these properties will continue to be capitalized until development is complete.  During the three months ended March 31, 2006, we had no interest expense or borrowings.  We expect increases in interest expense in the future as we purchase and invest in additional real estate properties.

Real Estate Taxes.  Real estate taxes, net of amounts capitalized, for the three months ended March 31, 2007 were $559,744 and were comprised of real estate taxes from our four operational office properties and Chase Park Plaza.  During the three months ended March 31, 2006, our real estate taxes, net of amounts capitalized, were $20,984 and were comprised of real estate taxes from the Whitewater Property subsequent to its acquisition.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property Management Fees.  Property management fees for the three months ended March 31, 2007 were $127,114 and were comprised of property management fees from our consolidated properties.  During the three months ended March 31, 2006, our property management fees were $4,905 and were comprised of property management fees from the Whitewater Property subsequent to its acquisition.  We expect increases in property management fees in the future as we invest in additional real estate properties.

Asset Management Fees.  Asset management fees for the three months ended March 31, 2007 and 2006 were $322,893 and $5,495, respectively, and were comprised of asset management fees from our consolidated properties.  Asset management fees increased due to the additional properties acquired throughout 2006, and we expect increases in property operating expenses in the future as we purchase additional real estate properties.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2007 were $307,321, as compared to $160,158 for the three months ended March 31, 2006, and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.  The increased amount was due to increased corporate activity.

Advertising Costs. Advertising costs for the three months ended March 31, 2007 were $464,397 and were comprised primarily of advertising costs to promote the sale of condominiums to be developed at Chase Park Plaza.  We incurred no advertising costs during the three months ended March 31, 2006.  Management expects future advertising costs to increase if we purchase additional real estate properties for condominium development.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2007 was $1,949,319 and was comprised of depreciation and amortization of our consolidated operational properties.  During the three months ended March 31, 2006, depreciation and amortization expense was $42,824 and was comprised of depreciation and amortization of the Whitewater Property subsequent to its acquisition.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Interest Income.  Interest income for the three months ended March 31, 2007 was $769,789 as compared to $268,318 for the three months ended March 31, 2006.  Interest income primarily represented interest income on funds on deposit, net of bank fees.  As we admit new stockholders, subscription proceeds are released to us and may be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds are held in short-term, liquid investments and earn interest income.  The increase in interest income is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.  In addition, during the three months ended March 31, 2007, we earned interest income from mezzanine loans made to two student-housing properties on February 1, 2007.

Minority Interest.  Minority interest expense for the three months ended March 31, 2007 was $136,697 and represents the net income of the two variable interest entities that we consolidate under FIN 46R as a mezzanine lender and the 5% unaffiliated partner’s share of the net income of Chase Park Plaza.  During the three months ended March 31, 2006, we had no investments with minority interest holders.

Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2007 were $1,194,357 and were comprised primarily of the net loss of $192,864, adjusted for depreciation and amortization expense of $1,703,254, and net changes in working capital accounts of $696,815.  During the three months ended March 31, 2006, cash flows provided by operating activities were $254,455 and were comprised of the net income of $131,271, adjusted for depreciation and amortization expense of $36,680, and net changes in working capital accounts of $86,504, and were significantly lower than the three months ended March 31, 2007 due to a smaller amount of real estate investments and less corporate activity.

Cash flows used in investing activities for the three months ended March 31, 2007 were $32,148,904 and primarily represented mezzanine loans to finance student housing projects totaling $14,165,000, capital expenditures of real estate under development, excluding costs for assets placed into service and including real estate of our consolidated borrowers, of $6,724,008, and additions to property and equipment, including costs for assets placed into service, of $5,565,383.  During the three months ended March 31, 2006, cash flows from investing activities were $9,062,446 and represented the acquisition of the Whitewater Property.

Cash flows provided by financing activities for the three months ended March 31, 2007 were $55,679,401 and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $52,790,292.  During the three months ended March 31, 2006, cash flows provided by financing activities were $35,430,075 and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $35,627,811.

Liquidity and Capital Resources

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to qualify and maintain our status as a REIT under the Code.  Operating cash flows are expected to increase as additional properties are acquired in the development of our investment portfolio.

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

The payment terms of our loan obligations vary.  In general, interest only is payable monthly (and is generally drawn on the underlying construction loan for properties under development), with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios.  As of March 31, 2007, we were in compliance with the debt covenants under our loan agreements.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to investors and our management as a measure of operating performance of our operating assets because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculation of FFO for the three months ended March 31, 2007 and 2006 is presented below:

	Three months ended
	March 31,
	2007	2006

Net income (loss)	$(192,864)	$131,271
Preferred stock dividends	—	—
Net income (loss) allocable to common stock	(192,864)	131,271

Real estate depreciation (1)	1,135,771	23,828
Real estate amortization (1)	773,393	18,996
Funds from operations (FFO)	$1,716,300	$174,095

Weighted average shares	20,700,400	3,764,889

(1)                                 This represents the depreciation and amortization expense of the properties we wholly own and our 95% ownership share of depreciation and amortization expense for Chase Park Plaza.

Provided below is additional information related to selected non-cash items included in net income (loss) above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of approximately $923,000 was recognized for the three months ended March 31, 2007 and approximately $4,000 was recognized for the three months ended March 31, 2006;

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of approximately $328,000 and $6,000 for the three months ended March 31, 2007 and 2006, respectively;

•                  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of approximately $82,000 for the three months ended March 31, 2007.  There were no property tax abatement intangibles or related amortization recognized during the three months ended March 31, 2006;

•                  Bad debt expense of approximately $5,000 was recognized for the three months ended March 31, 2007.  There was no bad debt expense recognized during the three months ended March 31, 2006; and

•                  Amortization of deferred financing costs of approximately $88,000 was recognized as interest expense for mortgages payable and approximately $156,000 was recognized as a reduction of interest income for notes receivable for the three months ended March 31, 2007.  There were no deferred financing costs or related amortization recognized for the three months ended March 31, 2006.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

During the three months ended March 31, 2007, we declared and paid distributions from FFO and expect to continue to do so, except to the extent of distributions from the sale of our assets.  However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of the Offering at favorable yields, future distributions declared and paid may exceed FFO.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, and the sale of assets.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net income has been provided in accordance with GAAP.  Our calculation of NOI for the three months ended March 31, 2007 and 2006 is presented below:

		Three months ended
		March 31,
		2007	2006
Rental revenue		$5,209,122	$119,043

Operating expenses:
Property operating expenses		1,375,031	21,724
Real estate taxes		559,744	20,984
Property management fees		127,114	4,905
Total operating expenses		2,061,889	47,613

Net operating income		$3,147,233	$71,430

Reconciliation to Net Income
Net operating income		$3,147,233	$71,430

Less:	Depreciation and amortization	(1,949,319)	(42,824)
	General and administrative expense	(307,321)	(160,158)
	Interest expense	(929,259)	—
	Asset management fees	(322,893)	(5,495)
	Advertising costs	(464,397)	—
Add:	Interest income	769,789	268,318
	Minority Interest	(136,697)	—

Net income (loss)		$(192,864)	$131,271

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We do not enter into derivative financial instruments such as options, forwards, interest rate swaps, caps or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our approximately $92,200,000 in mortgages payable at March 31, 2007, approximately $19,200,000 represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidated under FIN 46R.  If our variable interest rates increased 100 basis points, we estimate that total annual interest costs, including interest expensed and interest capitalized, would increase by approximately $195,000.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.                Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud or error, if any, within a company have been detected.

There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                   Legal Proceedings.

We are not party to, and our property is not subject to, any material pending legal proceedings.

Item 1A.                Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

Pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-120847) filed under the Securities Act and declared effective by the SEC on September 20, 2005 and a Registration Statement on Form S-11 (SEC Registration No. 333-138804) filed pursuant to Rule 462(b) under the Securities Act on November 17, 2006, we are currently offering for sale to the public on a “best efforts” basis (1) a maximum of 46,587,065 shares of our common stock at a price of $10.00 per share and (2) up to 8,000,000 additional shares pursuant to a distribution reinvestment plan pursuant to which our stockholders could elect to have their distributions reinvested in additional shares of our common stock.  As of March 31, 2007, we had sold approximately 24,275,000 shares of our common stock on a best efforts basis pursuant to the Offering for aggregate gross offering proceeds of approximately $242.0 million.

The above-stated number of shares sold and the gross offering proceeds received from such sales does not include 21,739 shares of common stock purchased by Behringer Harvard Holdings in a private placement in 2004, prior to the commencement of the Offering.

From the commencement of the Offering through March 31, 2007, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount

Other expenses to affiliates *	$27,048,164
Other expenses to non-affiliates	418,952

Total expenses	$27,467,116

*“Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through March 31, 2007, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were approximately $214.5 million.  From the commencement of the Offering through March 31, 2007, we had used approximately $104.9 million of such net proceeds to purchase interests in real estate and fund development for real estate, net of mortgages payable, and $30.0 million was invested through mezzanine loans.  Of the amount used for the purchase of these investments, approximately $5.4 million was paid to Behringer Opportunity Advisors, as acquisition and advisory fees and acquisition expense reimbursement.

Share Redemption Program

In February 2006, our board of directors adopted a share redemption program for our investors.  The purchase price for the redeemed shares is set forth in the prospectus for our Offering of common stock, as supplemented.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds from our distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  During the quarter ended March 31, 2007, we redeemed shares as follows:

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
	Redeemed	Per Share	or Programs	Programs
January 2007	—	$—	—	(1)
February 2007	17,062	$9.06	17,062	(1)
March 2007	—	$—	—	(1)
Total	17,062	$9.06	17,062	(1)

(1)   A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                   Defaults Upon Senior Securities.

None.

Item 4.                   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended March 31, 2007.

Item 5.                   Other Information.

None.

Item 6.                   Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: May 15, 2007	By:	/s/ Gary S. Bresky
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

3.2	Bylaws of the Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on November 30, 2004)

3.2(a)	Amendment to Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit B to prospectus dated June 1, 2006, as supplemented)

4.2	Amended and Restated Distribution Reinvestment Plan, effective as of April 5, 2006 (included as Exhibit C to prospectus dated June 1, 2006, as supplemented)

4.3	Automatic Purchase Plan (included as Appendix D to prospectus dated June 1, 2006, as supplemented)

10.1

Mezzanine Loan Agreement by and among BREOF TCU GP LLC, BREOF TCU LLC, Phoenix Berry Street Limited Partnership and Phoenix G.P. XVIII, Inc. as Borrowers and Behringer Harvard TCU, LLC as Lender (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.2

Mezzanine Loan Agreement by and among BREOF UVA GP LLC, BREOF UVA LLC, PPC-UVA 15th Street Limited Partnership and PPC Charlottesville GP, Inc. as Borrowers and Behringer Harvard UVA, LLC as Lender (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.3

Mezzanine Promissory Note made between BREOF TCU GP LLC, BREOF TCU LLC, Phoenix Berry Street Limited Partnership and Phoenix G.P. XVIII, Inc. and Behringer Harvard TCU, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.4

Mezzanine Promissory Note made between BREOF UVA GP LLC, BREOF UVA LLC, PPC-UVA 15th Street Limited Partnership and PPC Charlottesville GP, Inc. and Behringer Harvard UVA, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.5

Mezzanine Pledge and Security Agreement made by BREOF TCU GP LLC, BREOF TCU LLC, Phoenix Berry Street Limited Partnership and Phoenix G.P. XVIII, Inc. and Behringer Harvard TCU, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.6

Mezzanine Pledge and Security Agreement made by BREOF UVA GP LLC, BREOF UVA LLC, PPC-UVA 15th Street Limited Partnership and PPC Charlottesville GP, Inc. and Behringer Harvard UVA, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.7

Contribution Agreement made by and among BREOF TCU GP LLC, BREOF TCU LLC, Phoenix Berry Street Limited Partnership and Phoenix G.P. XVIII, Inc. and Behringer Harvard TCU, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.8

Contribution Agreement made by and among BREOF UVA GP LLC, BREOF UVA LLC, PPC-UVA 15th Street Limited Partnership and PPC Charlottesville GP, Inc. and Behringer Harvard UVA, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.9

Purchase and Sale Agreement for Santa Clara Tech Center between Sobrato Development Company No. 051, Real Estate Trust at Community Foundation Silicon Valley and Harvard Property Trust, LLC (previously filed in and incorporated by reference to Post-Effective Amendment No. 8 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on April 24, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

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