Form 10-Q
period 2007-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2007-08-14
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐   No ☒

As of August 1, 2007, Behringer Harvard Opportunity REIT I, Inc. had 40,574,628 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2007

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2007	2006

Assets
Real estate
Land and improvements, net	$71,610,355	$15,353,818
Buildings and improvements, net	202,527,773	118,998,957
Real estate under development	70,761,288	38,418,150
Total real estate	344,899,416	172,770,925

Cash and cash equivalents	71,652,200	54,639,099
Restricted cash	7,716,537	2,335,492
Accounts receivable, net	5,314,798	1,207,613
Prepaid expenses and other assets	1,331,397	476,624
Investment in unconsolidated joint venture	22,158,067	—
Furniture, fixtures and equipment, net	9,252,852	7,840,693
Deferred financing fees, net	3,047,883	1,788,365
Notes receivable	16,008,726	1,718,359
Lease intangibles, net	20,471,479	13,564,476
Other intangibles, net	11,029,392	10,826,332
Total assets	$512,882,747	$267,167,978

Liabilities and Stockholders' Equity
Mortgages payable	$149,624,786	$89,203,539
Accounts payable	1,799,224	470,354
Payables to affiliates	1,713,195	2,410,501
Acquired below-market leases, net	17,585,502	4,365,090
Distributions payable	856,102	1,694,594
Accrued liabilities	9,734,322	5,539,770
Subscriptions for common stock	1,806,990	569,673
Other liabilities	613,857	820,000
Total liabilities	183,733,978	105,073,521

Commitments and contingencies (Note 14)

Minority interest	6,144,010	2,647,878

Stockholders' Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 36,869,308 and 18,202,576 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	3,687	1,820
Additional paid-in capital	327,631,795	159,905,677
Accumulated distributions in excess of net income (loss)	(4,601,639)	(460,918)
Accumulated other comprehensive loss	(29,084)	—
Total stockholders' equity	323,004,759	159,446,579

Total liabilities and stockholders' equity	$512,882,747	$267,167,978

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Revenues
Rental revenue	$6,112,113	$355,201	$11,321,235	$474,244
Hotel revenue	617,692	—	617,692	—

Total revenues	6,729,805	355,201	11,938,927	474,244

Expenses
Property operating expenses	2,008,686	113,918	3,383,717	135,642
Interest expense	1,373,097	—	2,302,356	—
Real estate taxes	673,480	60,532	1,233,224	81,516
Property management fees	151,515	14,742	278,629	19,647
Asset management fees	471,187	16,485	794,080	21,980
General and administrative	401,011	211,610	708,333	371,768
Advertising costs	158,848	—	623,245	—
Depreciation and amortization	2,399,224	131,429	4,348,542	174,253

Total expenses	7,637,048	548,716	13,672,126	804,806

Interest income	803,834	633,493	1,573,623	901,811
Equity in losses of unconsolidated joint venture	(67,686)	—	(67,686)	—
Minority interest	(218,607)	—	(355,304)	—

Income (loss) before tax	(389,702)	439,978	(582,566)	571,249

Current income tax	17,371	—	17,371	—
Deferred income tax	7,716	—	7,716	—

Net income (loss)	$(414,789)	$439,978	$(607,653)	$571,249

Weighted average shares outstanding:
Basic	30,023,233	7,914,406	25,387,830	5,851,111
Diluted	30,023,233	7,926,986	25,387,830	5,860,605

Earnings (loss) per share:
Basic	$(0.01)	$0.06	$(0.02)	$0.10
Diluted	$(0.01)	$0.06	$(0.02)	$0.10

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
						Distributions	Accumulated
	Convertible Stock		Common Stock		Additional	in Excess of	Other	Total
	Number of	Par	Number of	Par	Paid-In	Net Income	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	(Loss)	Loss	Equity

Balance at January 1, 2006	1,000	$—	2,034,005	$203	$16,516,376	$(102,920)	$—	$16,413,659

Issuance of common stock, net	—	—	16,056,984	1,606	142,336,285	—	—	142,337,891

Redemption of common stock	—	—	(7,782)	(1)	(70,241)	—	—	(70,242)

Distributions declared on common stock	—	—	—	—	—	(2,748,816)	—	(2,748,816)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	119,369	12	1,123,257	—	—	1,123,269

Net income	—	—	—	—	—	2,390,818	—	2,390,818

Balance at December 31, 2006	1,000	—	18,202,576	1,820	159,905,677	(460,918)	—	159,446,579

Issuance of common stock, net	—	—	18,327,268	1,833	164,492,057	—	—	164,493,890

Redemption of common stock	—	—	(38,018)	(4)	(351,870)	—	—	(351,874)

Distributions declared on common stock	—	—	—	—	—	(3,533,068)	—	(3,533,068)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	377,482	38	3,585,931	—	—	3,585,969

Net loss						(607,653)	—	(607,653)

Unrealized losses on interest rate caps	—	—	—	—	—	—	(29,084)	(29,084)

Total comprehensive loss								(636,737)

Balance at June 30, 2007	1,000	$—	36,869,308	$3,687	$327,631,795	$(4,601,639)	$(29,084)	$323,004,759

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(607,653)	$571,249
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	3,531,760	151,663
Amortization of deferred financing fees	604,462	—
Minority interest	355,304	—
Change in accounts receivable	(3,057,481)	(24,990)
Change in prepaid expenses and other assets	500,742	58,688
Change in accounts payable	1,485,228	—
Change in other liabilities	(206,142)	—
Change in accrued liabilities	1,142,438	95,176
Change in payables to affiliates	487,267	—
Cash provided by operating activities	4,235,925	851,786

Cash flows from investing activities:
Escrow deposits and pre-acquisition costs on real estate to be acquired	(7,812)	(4,224,538)
Purchases of real estate properties, net of cash acquired	(136,015,507)	(9,069,627)
Acquisition of interest in unconsolidated joint venture	(22,158,067)	—
Capital expenditures for real estate under development	(18,729,968)	—
Capital expenditures for real estate under development of consolidated borrowers	(12,746,415)	—
Additions of property and equipment	(2,122,469)	—
Purchase of interest rate cap	(154,450)	—
Change in restricted cash	(4,173,727)	(4,099)
Investment in notes receivable	(14,290,367)	—
Receivable from investment property	(820,014)	—
Fees paid to affiliate for mezzanine loan arrangements	(545,348)	—
Cash used in investing activities	(211,764,144)	(13,298,264)

Cash flows from financing activities:
Proceeds from bridge note	52,115,000	—
Proceeds from mortgages of consolidated borrowers	8,306,247	—
Issuance of common stock	182,923,761	78,054,998
Redemptions of common stock	(351,874)	—
Financing costs	(1,227,413)	—
Offering costs	(18,231,011)	(8,342,485)
Distributions	(984,452)	—
Contributions from minority interest holders	3,140,827	—
Change in subscriptions for common stock	1,237,317	(73,325)
Change in subscription cash received	(1,207,317)	86,812
Change in payables to affiliates	(1,179,765)	(545,864)
Cash provided by financing activities	224,541,320	69,180,136

Net change in cash and cash equivalents	17,013,101	56,733,658
Cash and cash equivalents at beginning of period	54,639,099	18,560,885

Cash and cash equivalents at end of period	$71,652,200	$75,294,543

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.         Business

Organization

Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on November 23, 2004 and will make an election to be taxed, and qualify, as a real estate investment trust (“REIT”) for federal income tax purposes, effective for our taxable year ending December 31, 2006.  We invest in and operate real estate or real estate related assets on an opportunistic basis.  In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.   We may acquire office, industrial, retail, hospitality, recreation and leisure, multifamily and other properties.  We may purchase existing or newly constructed properties or properties under development or construction, including multifamily properties for conversion into condominiums.  Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.  We are currently offering our common stock pursuant to a public offering that commenced on September 20, 2005 (the “Offering”) and is described below.

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

We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC (“Behringer Opportunity Advisors”), a Texas limited liability company formed in June 2007. Behringer Opportunity Advisors is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf.  Prior to June 30, 2007, we were advised by Behringer Harvard Opportunity Advisors I LP, which was merged into Behringer Opportunity Advisors solely to reorganize the entity as a limited liability company.

Public Offering

On September 20, 2005, we commenced a public offering of up to 40,000,000 shares of common stock at a price of $10 per share pursuant to a Registration Statement on Form S-11 declared effective under the Securities Act of 1933, as amended (the “Securities Act”).  On November 17, 2006, we registered an additional 6,587,065 shares of common stock pursuant to the Offering through the filing of a Registration Statement on Form S-11 pursuant to Rule 462(b) under the Securities Act.  The Registration Statement declared effective as of September 20, 2005 also covers the offering of up to 8,000,000 shares of common stock to be offered at a price of $9.50 per share pursuant to our distribution reinvestment plan (the “DRIP”).  We subsequently reallocated the shares of common stock in the Offering to provide $520 million, or 52,000,000 shares, for sale in the primary offering and $21.9 million, or 2,302,173 shares, for sale through our DRIP.

Stockholders, after their initial purchase of shares, may elect to make cash investments of $25.00 or more in additional shares of common stock at regular intervals as part of our automatic purchase plan.

As of June 30, 2007, we had issued 36,915,108 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and 496,851 shares through the DRIP.  As of June 30, 2007, we had redeemed 45,800 shares of our common stock and had 36,869,308 shares of our common stock outstanding.  As of June 30, 2007, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2007 and consolidated statements of operations and cash flows for the periods ended June 30, 2007 and 2006 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2007 and December 31, 2006 and our consolidated results of operations and cash flows for the periods ended June 30, 2007 and 2006.  Such adjustments are of a normal recurring nature.

3.         Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization, and allowance for doubtful accounts.  Actual results could differ from those estimates.

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

Real Estate and Other Intangible Assets

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, tenant relationships, and other intangible assets.  Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

The fair value of the tangible assets acquired, consisting primarily of land, land improvements, buildings, building improvements, and furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets.  Land values are derived from appraisals, and building and land improvement values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures, and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors.  The values of the buildings are depreciated over the estimated useful lives ranging from 25 years for commercial office property to 39 years for hotel/mixed-use property using the straight-line method.  Land improvements are depreciated over the estimated useful life of 15 years, and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions, and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal costs, and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of June 30, 2007, the estimated remaining useful lives for acquired lease intangibles range from approximately 2 to 14 years.

Other intangible assets include the value of identified hotel trade names and in-place property tax abatements.  These fair values are based on management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the trade names are amortized over their estimated useful life of 20 years using the straight-line method and the value of the in-place property tax abatement is amortized over its estimated term of ten years using the straight-line method.

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for the period from July 1, 2007 through December 31, 2007 and for each of the following four years ended December 31 is as follows:

Lease / Other
Intangibles
July 1, 2007 - December 31, 2007	$637,311
2008	1,064,899
2009	881,878
2010	856,815
2011	879,591

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market	Other
As of June 30, 2007	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$205,204,088	$71,612,055	$22,864,561	$(19,186,014)	$11,354,978
Less: depreciation and amortization	(2,676,315)	(1,700)	(2,393,082)	1,600,512	(325,586)

Net	$202,527,773	$71,610,355	$20,471,479	$(17,585,502)	$11,029,392

				Acquired
	Buildings and	Land and	Lease	Below-Market	Other
As of December 31, 2006	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$119,566,452	$15,353,818	$14,348,036	$(4,938,723)	$10,826,332
Less: depreciation and amortization	(567,495)	—	(783,560)	573,633	—

Net	$118,998,957	$15,353,818	$13,564,476	$(4,365,090)	$10,826,332

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheets approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders.  We admit new stockholders at least monthly.  Upon acceptance of stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  As required by our lenders, restricted cash as of June 30, 2007 and December 31, 2006 also includes $5.9 million and $1.8 million, respectively, held in escrow accounts, for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from our hotel operators and tenants related to our other consolidated properties.  The allowance for doubtful accounts as of June 30, 2007 was approximately $15,000.  There was no allowance for doubtful accounts recognized as of December 31, 2006.

 Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, prepaid advertising, pre-acquisition costs related to probable purchases of properties, the fair value of our interest rate caps, as well as inventory and prepaid insurance and real estate taxes of our consolidated properties. Inventory consists of food, beverages, linens, glassware, china, and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $0.5 million at June 30, 2007.  There was no accumulated depreciation recognized as of December 31, 2006.

Investment and Notes Receivable Impairments

For real estate we wholly own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.  We did not recognize an asset impairment for the three or six months ended June 30, 2007 and 2006.

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

For notes receivable, management reviews the terms and conditions underlying the outstanding notes receivable.  If management determines that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note.  There were no impairment charges for the three and six months ended June 30, 2007 or 2006.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for mortgages payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $0.7 million and $0.1 million as of June 30, 2007 and December 31, 2006, respectively.

Derivative Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks.  To accomplish this objective, we use interest rate caps as part of our cash flow hedging strategy.  Interest rate caps designated as cash flow hedges are entered into to limit our exposure to increases in the LIBOR rate above a “strike rate” on certain of our floating-rate debt.

We measure our derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on our rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

As of June 30, 2007, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations nor are derivatives being used for trading or speculative purposes.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations,” if they can be reasonably estimated.  As part of the anticipated renovation and redevelopment of an acquired property, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liability is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  The balance of the asset retirement obligation was $0.6 million and $0.8 million as of June 30, 2007 and December 31, 2006, respectively, and was included in other liabilities.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $1.0 million and $1.9 million was recognized in rental revenues for the three and six months ended June 30, 2007, respectively, and approximately $11,000 and $15,000 was recognized in rental revenues for the three and six months ended June 30, 2006, respectively.  Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera consisting of guest room, food and beverage, and other revenue, which are recognized as the services are rendered.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Advertising Costs

Marketing costs, including the costs of model units and their furnishings, incurred in connection with the sale of condominiums are deferred and recorded as costs of sales when revenue is recognized.  Certain prepaid costs are capitalized and expensed over the stated terms of the contract.  All other advertising costs are expensed as incurred.

Organizational and Offering Costs

Behringer Opportunity Advisors funds organization and offering costs on our behalf.  We are required to reimburse Behringer Opportunity Advisors for such organization and offering costs up to 2% of the cumulative capital raised in the Offering.  Organization and offering costs include items such as legal and accounting fees, and marketing, promotional and printing costs.  All offering costs are recorded as an offset to additional paid-in capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

Income Taxes

We intend to make an election to be taxed, and qualify, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), for the year ended December 31, 2006.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level except for the operations of our wholly-owned taxable REIT subsidiary, Behringer Harvard Cordillera Residences, Inc., which provides management and development services to The Lodge & Spa at Cordillera.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  For the three and six months ended June 30, 2007, we had no significant tax liability or benefit related to the Texas margin tax.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. We account for our incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.” Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Consolidated Statement of Cash Flows, rather than as operating cash flows as required under previous regulations. For the three and six months ended June 30, 2007 and 2006, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At June 30, 2007, we had cash and cash equivalents and restricted cash on deposit in financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk.

Minority Interest

We hold a primary beneficiary interest as a lender in certain variable interest entities that own real estate properties and thus, we consolidate their accounts with and into our accounts.  Minority interest represents the non-controlling ownership interest’s proportionate share of the equity in real estate properties including the 5%, 15%, and 10% unaffiliated partners’ share of the equity in Chase Park Plaza, The Lodge & Spa at Cordillera, and Rio Salado Business Center, respectively.  Income and losses are allocated to minority interest holders based on their percentage ownership.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  As of June 30, 2007, we had options to purchase 26,250 shares of common stock outstanding at a weighted average exercise price of $9.10.  These options are excluded from the calculation of earnings per share for the three and six months ended June 30, 2007 because the effect would be anti-dilutive.  The following table sets forth the reconciliation between weighted shares outstanding used for calculating basic and diluted earnings per share for the three and six months ended June 30, 2006.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Weighted average shares for basic earnings per share	7,914,406	5,851,111
Effect of stock options	11,580	8,494
Effect of convertible stock	1,000	1,000
Weighted average shares for diluted earnings per share	7,926,986	5,860,605

4.         Recently Announced Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted FIN 48 effective January 1, 2007.  In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under state and federal income tax law in reaching our accounting conclusions.  For the year ended December 31, 2006, we intend to make an election to qualify as a REIT under federal income tax law.  As a result of our REIT status, we will be able to claim a dividends paid deduction on our tax return to deduct the full amount of dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders.  Since we expect the dividends paid deduction to exceed our taxable income, we expect a significant return of capital to our stockholders.  In order for us to be required to record any unrecognized tax benefits or additional tax liabilities in accordance with FIN 48, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

We have evaluated the potential impact of identified uncertain tax positions and concluded that our return of capital would not be materially affected for any of the years still subject to potential audit under state and federal income tax law.  As a result, we concluded we did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the six months ended June 30, 2007.  The adoption of FIN 48 therefore had no impact on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 159 will have on our financial statements and have not decided if we will choose to measure any eligible financial assets and liabilities at fair value under SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies.”  This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

value, with changes in fair value included in earnings.  The provisions of this SOP are effective for us on January 1, 2008.  We are currently evaluating this new guidance and have not determined whether we will be required to apply the provisions of the Guide in presenting our financial statements.

5.             Acquisitions

Real Estate Asset Acquisitions

On May 2, 2007, we acquired a portfolio of three office buildings containing approximately 456,000 aggregate rentable square feet, located on approximately 22.8 acres of land in Santa Clara, California (“Santa Clara Tech Center”).  The total contract purchase price of Santa Clara Tech Center, exclusive of closing costs, was $70 million.  We used proceeds from the Offering plus borrowings under a bridge promissory note totaling $52.1 million to pay the contract purchase price.

On May 3, 2007, we acquired a 31.3% interest through our operating partnership as a limited partner in Royal Island Partners, LP (the “Royal Island Partnership”) for an aggregate capital contribution of $20 million.  Proceeds from the Offering were used to fund our capital contribution.  The Royal Island Partnership, or its subsidiaries, owns or leases approximately 433 acres of undeveloped land on three islands in the Commonwealth of the Bahamas - Royal Island, Chicken Cay and Rat Cay.   We account for our interest in the Royal Island Partnership using the equity method, which is shown on the balance sheet at June 30, 2007 as an investment in unconsolidated joint venture.

On May 10, 2007, we acquired a data center facility in Arlington, Texas containing approximately 87,000 rentable square feet (“5000 S. Bowen Road”).  5000 S. Bowen Road is situated on approximately 69.6 acres of land, of which approximately 13.8 acres is developable land.  The total contract purchase price for 5000 S. Bowen Road, exclusive of closing costs, was $18.5 million.  We used proceeds from the Offering to pay the contract purchase price.

On June 29, 2007, we acquired a 90% ownership interest in a 65-acre undeveloped industrial tract of land located near Sky Harbor International Airport in Phoenix, Arizona (“Rio Salado Business Center”).  The contract purchase price for Rio Salado Business Center, exclusive of closing costs, was $7.4 million.  We used proceeds from the Offering to pay the contract purchase price.

Business Combination

On June 6, 2007, we acquired an 85% ownership interest in a 56-room resort, which includes a 20,000 square foot spa, in Edwards, Colorado (“The Lodge & Spa at Cordillera”).  The Lodge & Spa at Cordillera is situated on 8.3 acres of land, which includes 3.5 acres of land planned for development into 19 additional units.  In addition, The Lodge & Spa at Cordillera includes an adjacent 23.2 acres of vacant land, which is entitled for residential development.  The purchase price for The Lodge & Spa at Cordillera was $36.5 million, including direct acquisition costs and the portion funded by our 15% unaffiliated partner.  We used proceeds from the Offering to pay the purchase price.

The following summary presents the initial estimated allocation of the purchase price of The Lodge & Spa at Cordillera to the assets acquired and liabilities assumed.  We are in the process of finalizing the allocation, which is subject to change until our information is finalized, no later than 12 months from the acquisition date.

Land	$27,401,962
Site improvements	412,643
Building	6,341,510
Furniture, fixtures, and equipment	1,319,019
Room and banquet backlog	15,910
Trademark / trade name	1,487,361
Other intangible assets	32,847
Cash	8,000
Receivables	229,690
Prepaid assets	132,119
Inventory	235,895
Deposits	140,000
Liabilities assumed	(1,232,061)

Net assets acquired	$36,524,895

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following summary presents the results of operations for the three and six months ended June 30, 2007 and 2006, on an unaudited pro forma basis, as if the acquisition of The Lodge & Spa at Cordillera had occurred as of January 1 of the respective years.  The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1 of the respective years, nor are they indicative of results of operations that may occur in the future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues	$7,815,128	$2,119,859	$14,777,628	$4,019,470
Total expenses	(9,188,125)	(3,012,863)	(17,439,759)	(5,733,101)
Interest income	803,871	633,508	1,573,715	901,841
Minority interest	(142,218)	103,131	(164,332)	206,263

Net loss	$(711,344)	$(156,365)	$(1,252,748)	$(605,527)

Weighted average shares outstanding:
Basic	30,023,233	7,914,406	25,387,830	6,345,044
Diluted	30,023,233	7,926,986	25,387,830	6,353,394

Loss per share:
Basic	$(0.02)	$(0.02)	$(0.05)	$(0.10)
Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.10)

6.         Real Estate

As of June 30, 2007, we wholly owned six properties and consolidated three properties through investments in limited liability companies.  In addition, we are the mezzanine lender for two development properties which we consolidate under FIN 46R.  We have a non-controlling, unconsolidated ownership interest in Royal Island that is accounted for using the equity method.  Capital contributions, distributions, and profits and losses of Royal Island are allocated in accordance with the terms of the applicable partnership agreement.  The following table presents certain information about our consolidated properties as of June 30, 2007:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest
Whitewater Property	Minnetonka, Minnesota	71,000	2-story office building	100%
Ferncroft Corporate Center	Middleton, Massachusetts	226,000	8-story office building	100%
Alexan Voss	Houston, Texas	—	development property	Lender
Alexan Black Mountain	Henderson, Nevada	—	development property	Lender
Chase Park Plaza	St. Louis, Missouri	—	hotel and redevelopment property	95%
Bent Tree Green	Dallas, Texas	138,000	3-story office building	100%
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%
Royal Island	Commonwealth of Bahamas	—	development property	31.3%
5000 South Bowen Road	Arlington, Texas	87,000	1-story data center campus	100%
Santa Clara Tech Center	Santa Clara, California	456,000	3-building office complex	100%
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and redevelopment property	85%
Rio Salado Business Center	Phoenix, Arizona	—	development property	90%

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7.         Variable Interest Entities

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount up to $22.7 million to unaffiliated third-party entities that own real estate under development (the “Alexan Voss” and “Alexan Black Mountain” properties, respectively).  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million.  Our mezzanine loans are subordinate to the construction loans.  In addition, we have entered into option agreements allowing us to purchase the ownership interests in Alexan Voss and Alexan Black Mountain after each project’s substantial completion.

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

Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN 46R and that we are the primary beneficiary of these variable interest entities.  Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing.  As of June 30, 2007, there was $46.1 million of real estate under development related to Alexan Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction loans of $41.3 million.  The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities.  As of June 30, 2007, the outstanding principal balance under our mezzanine loans was $16.8 million, which is eliminated, along with accrued interest and loan origination fees, upon consolidation.

8.         Notes Receivable

In February 2007, we made two mezzanine loans to provide financing for student housing apartment projects in Fort Worth, Texas and Charlottesville, Virginia (“Grandmarc Loans”).  The aggregate principal amount of the mezzanine loans is $14.2 million.  The mezzanine loans accrue interest at 10% per annum and mature on February 25, 2008.  In addition, we have entered into contribution agreements whereby we will acquire 50% ownership interests in newly formed joint ventures with the mezzanine borrowers to own the projects for a total contribution of $14.2 million upon the later of 30 days after each project’s completion or August 15, 2007.  Prepayment of each mezzanine loan is required prior to the investment contemplated by the respective contribution agreement.

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.

9.         Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs on our real estate properties under development.  For the three and six months ended June 30, 2007, we capitalized a total of $20.1 million and $34.1 million, respectively, in such costs associated with real estate under development, of which $2.0 million was placed into service during the three months ended June 30, 2007.

For the three and six months ended June 30, 2007, we capitalized $0.8 million and $1.2 million, respectively, in interest and less than $0.1 million and $0.1 million, respectively, in amortization of deferred financing costs included in interest expense, for real estate under development.  We had no real estate properties under development during the three and six months ended June 30, 2006.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

10.      Mortgages Payable

The following table sets forth our mortgages payable on our consolidated properties, including the mortgage obligations of properties consolidated under FIN 46R at June 30, 2007 and December 31, 2006:

Description	June 30, 2007	December 31, 2006	Interest Rate		Maturity Date
Ferncroft Corporate Center	$18,000,000	$18,000,000	6.33%		9/1/2013
Alexan Voss (1)	10,598,654	10,403,747	30-day LIBOR + 1.6	%(2)	3/22/2010
Alexan Black Mountain (1)	13,911,132	5,799,792	30-day LIBOR + 1.6	%(2)	9/29/2009
Chase Park Plaza	55,000,000	55,000,000	5.2%		8/1/2010
Santa Clara Tech Center	52,115,000	—	30-day LIBOR + 1.75	%(2)	6/9/2010
	$149,624,786	$89,203,539

(1)   The mortgages payable of our mezzanine borrowers consolidated under FIN 46R are obligations of our mezzanine borrowers and have no recourse to us.

(2)   30-day London Interbank Offer Rate (“LIBOR”) was 5.32% at June 30, 2007.

The payment terms of our debt obligations vary.  In general, interest only is payable monthly (and is generally drawn on the underlying construction loan for properties under development), with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios.

On May 2, 2007, we acquired the Santa Clara Tech Center using approximately $52.1 million under a bridge promissory note dated May 2, 2007 (the “Santa Clara Bridge Note”) from a financial institution (the “Santa Clara Lender”) to pay a portion of the $70.0 million contract purchase price for the Santa Clara Tech Center.  On June 8, 2007, we obtained permanent financing for the acquisition of the Santa Clara Tech Center and paid off the Santa Clara Bridge Note through a loan agreement (the “Santa Clara Loan Agreement”) and a mezzanine loan agreement (the “Santa Clara Mezzanine Loan Agreement”) with the Santa Clara Lender.  Borrowings under the Santa Clara Loan Agreement may total up to $59.5 million, and the Santa Clara Tech Center is held as collateral for the Santa Clara Loan Agreement.  Borrowings under the Santa Clara Mezzanine Loan may total up to $20.0 million.   The interest rate under the Santa Clara Loan Agreement and the Santa Clara Mezzanine Loan Agreement is equal to the 30-day LIBOR rate plus one and three-quarters percent (1.75%), with interest being calculated on the unpaid principal.  The LIBOR rate is capped at 6.0% through interest rate cap agreements.  Monthly payments of unpaid accrued interest only are due beginning July 9, 2007.  A final payment of the principal and unpaid accrued interest is due and payable on June 9, 2010, the maturity date.

As of June 30, 2007, we were in compliance with the debt covenants under our loan agreements.

11.      Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended and interpreted.  In June 2007, we entered into two interest rate cap agreements associated with our Santa Clara Tech Center property.  During the six months ended June 30, 2007, we recognized other comprehensive loss of $29,084 to adjust the carrying amount of the interest rate caps to fair values at June 30, 2007.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  The following table summarizes the notional values and fair values of our derivative financial instruments as of June 30, 2007. The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2007, but do not represent exposure to credit, interest rate, or market risks.

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Interest rate cap - cash flow	$35,115,000	6%	June 15, 2010	$84,472
Interest rate cap - cash flow	$17,000,000	6%	June 15, 2010	$40,895

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The derivative instruments were reported at their fair value of $125,367 in prepaid expenses and other assets at June 30, 2007, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses.  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which none is expected to be reclassified in 2007.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.  There was no hedge ineffectiveness during the six months ended June 30, 2007.

12.      Stockholders’ Equity

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

Share Redemption Program

Our board of directors has authorized and adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year.  The purchase price for the redeemed shares is set forth in the prospectus for the Offering of our common stock.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  As of June 30, 2007, we had redeemed 45,800 shares of common stock.

Incentive Award Plan

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors, and consultants of our affiliates.  A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan.  As of June 30, 2007, options to purchase 26,250 shares of stock were outstanding, all of which are fully vested, at a weighted average exercise price of $9.10.

Distributions

We initiated the payment of monthly distributions in August 2006 in the amount of a 2% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0005479 per share.  In December 2006, our board of directors declared distributions to be paid in the first quarter of 2007 in the amount of a 2.5% annualized rate of return, calculated on a daily record basis of $0.0006849 per share.  In March 2007, our board of directors declared distributions to be paid in the second quarter of 2007 in the amount of a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share.  Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.  Distributions declared and payable as of June 30, 2007 were $0.9 million, which included $0.2 million of cash distributions payable and $0.7 million of distributions payable that were reinvested pursuant to our DRIP.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following are the distributions declared during the three and six months ended June 30, 2007.  There were no distributions declared during the three and six months ended June 30, 2006.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007
Cash	$523,210	$795,205
DRIP	1,730,797	2,737,864

Total	$2,254,007	$3,533,069

13.      Related Party Arrangements

Behringer Opportunity Advisors and certain of its affiliates receive fees and compensation in connection with our Offering, and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor and the dealer manager for the Offering, receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers; provided that Behringer Securities will receive 1% of the gross proceeds of purchases pursuant to our DRIP.  Behringer Securities reallows 100% of the commissions earned to participating broker-dealers.  In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities will not receive dealer manager fees for purchases pursuant to our DRIP.  Behringer Securities may reallow all or a portion of its dealer manager fees in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for actual out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  For the six months ended June 30, 2007, Behringer Securities’ commissions and dealer manager fees totaled $12.3 million and $3.7 million, respectively, and were recorded as a reduction to additional paid-in capital.  In the six months ended June 30, 2006, Behringer Securities’ commissions and dealer manager fees totaled $5.3 million and $1.6 million, respectively, and were recorded as a reduction to additional paid-in capital.

Behringer Opportunity Advisors, or its affiliates, receive up to 2% of gross offering proceeds for organization and offering expenses incurred in connection with the Offering; except that no organization and offering expenses are reimbursed with respect to purchases made pursuant to our DRIP.  Since our inception through June 30, 2007, $7.4 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors or its predecessor in interest on our behalf.  Of this amount, $7.3 million had been reimbursed by us and $0.1 million of reimbursements payable is included in payables to affiliates on our balance sheet.  Of the $7.3 million of organization and offering expenses reimbursed by us through June 30, 2007, less than $0.1 million had been expensed as organizational costs with the remainder recorded as a reduction of additional paid-in capital.  For the six months ended June 30, 2007, $3.7 million of organization and offering expenses were reimbursed by us and were recorded as a reduction of additional paid-in capital.  In the six months ended June 30, 2006, $1.6 million of offering and organization expenses had been reimbursed by us and was recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors, or its affiliates, determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Behringer Opportunity Advisors, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Our advisor or its affiliates also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced.  Behringer Opportunity Advisors  or its predecessor in interest earned $8.9 million in acquisition and advisory fees and $1.8 million in acquisition expense reimbursements for our investments made during the six months ended June 30, 2007.  In the six months ended June 30, 2006, our advisor earned $0.2 million in acquisition and advisory fees and less than $0.1 million in acquisition expense reimbursements for our first acquisition.  For property acquisitions, we capitalize these fees as part of our real estate and for loans, we defer these fees to be amortized over the loan term.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We pay Behringer Opportunity Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred $0.8 million of debt financing fees during the six months ended June 30, 2007.  No debt financing fees were incurred by us for the six months ended June 30, 2006.

We pay HPT Management Services LP (“HPT Management”), an affiliate of our advisor and our property manager, fees for management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed such fees to HPT Management of $0.3 million in the six months ended June 30, 2007 and less than $0.1 million in the six months ended June 30, 2006.

We pay Behringer Opportunity Advisors an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the six months ended June 30, 2007, we expensed $0.8 million of asset management fees and capitalized $0.1 million of asset management fees to real estate.  For the six months ended June 30, 2006, we incurred and expensed less than $0.1 million of asset management fees.

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

At June 30, 2007, we had a payable to our advisor and its affiliates of $1.7 million.  This balance consists primarily of reimbursable offering expenses payable to Behringer Opportunity Advisors (or its predecessor in interest), management fees payable to HPT Management and commissions payable to Behringer Securities.

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

14.      Commitments and Contingencies

We have made capital commitments in the redevelopment of Chase Park Plaza to fund our 95% share of a portion of the anticipated costs for the refurbishment of the hotel guest rooms and common areas and conversion of the residential component into additional hotel guest rooms, corporate apartments, and condominium units.  Our capital contributions per the related limited liability company agreements were scheduled through April 2007 and the total amount to be funded, including amounts previously funded in 2006 for the initial acquisition, was $57.7 million.  As of June 30, 2007, we had funded 100% of this total commitment.

Upon acquisition of one of our properties, we assumed a “guaranteed maximum price” contract with a construction manager for real estate under development where we may be obligated to pay up to $9.3 million in total construction costs.  As of June 30, 2007, $5.9 million had been paid under this contract, including amounts paid by us or by the previous owner prior to our acquisition.

Our mezzanine borrowers, which are consolidated under FIN 46R, have contracts with construction managers to build apartment projects.  One of these contracts is a guaranteed maximum price contract and the other contract is for total project cost plus a fixed fee.  The guaranteed maximum price contract is for up to $22.9 million in total construction costs, of which $9.8 million had been paid as of June 30, 2007.  As of June 30, 2007, $1.4 million had been paid under the other contract.  The consolidated members of the consolidated group, exclusive of our consolidated borrowers, are not obligated to pay the construction costs for such contracts.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

15.      Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the six months ended June 30, 2007.  There was no supplemental cash flow activity for the six months ended June 30, 2006.

Six months ended
June 30, 2007

Supplemental disclosure:
Interest paid, net of amounts capitalized	$2,013,819

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$128,448
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$5,642,499

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$3,419,432

16.      Subsequent Events

On July 24, 2007, we supplemented the prospectus relating to the Offering to, among other things, reallocate the shares of common stock offered to increase the number of shares being offered pursuant to the primary offering at $10 per share to 52,000,000 and decrease the number of shares available to be issued under the DRIP at $9.50 per share to 2,302,173.

On August 3, 2007, we acquired a 70% indirect ownership interest in a master planned mixed-use development in Frisco, Texas (“Frisco Square”), consisting of approximately 48 acres of entitled and unimproved land plus existing improvements comprised of 114 multi-family units, approximately 57,000 square feet of retail and restaurant space, and approximately 43,500 square feet of office space.  The total contract purchase price of Frisco Square, exclusive of closing and other direct acquisition costs, was $67.8 million.  We used proceeds from the Offering plus assumed debt to pay the contract purchase price.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this report on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

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

The fair value of the tangible assets acquired, consisting of land, land improvements, buildings, building improvements, furniture, fixtures, and equipment, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets.  Land values are derived from appraisals, and building and land improvement values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional or economic factors.  The values of the buildings are depreciated over the estimated useful lives ranging from 25 years for office property to 39 years for hotel property using the straight-line method.  Land improvements are depreciated over the estimated useful life of 15 years, and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal costs, and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Other intangible assets consist of the value of an identified hotel trade name and in-place property tax abatements.  These fair values are based on management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of trade names are amortized over the estimated useful life of 20 years using the straight-line method and the value of the in-place property tax abatement is amortized over its estimated term using the straight-line method.

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

For notes receivable, management reviews the terms and conditions underlying the outstanding notes receivable.  If management determines that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note.  We had no impairment charges in the three and six months ended June 30, 2007 or 2006.

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

Overview

We were formed primarily to invest in and operate real estate or real estate related assets on an opportunistic basis.  In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets with higher volatility, lower barriers to entry, and high growth potential.  We may acquire office, industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction.  Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.

On September 20, 2005, our Registration Statement on Form S-11 (File No. 333-120847) covering the Offering of up to 40,000,000 shares of common stock to be offered at a price of $10.00 per share and up to 8,000,000 shares of common stock at a price of $9.50 per share pursuant to our DRIP was declared effective under the Securities Act.  On November 17, 2006, we registered an additional 6,587,065 shares of common stock pursuant to the Offering through the filing of a Registration Statement on Form S-11 (File No. 333-138804) pursuant to Rule 462(b) under the Securities Act.  We subsequently reallocated the shares of common stock in the Offering to provide $520 million, or 52,000,000 shares, for sale in the primary offering and $21.9 million, or 2,302,173 shares, for sale through our DRIP.

On October 27, 2005, the conditions of our escrow agreement with Citibank Texas, N.A. were satisfied and as a result, operations commenced on November 9, 2005 upon acceptance of initial subscriptions.  On November 9, 2005, we had received and accepted subscriptions for 441,204 shares of common stock for gross offering proceeds of $4.4 million.  As of June 30, 2007, we had sold 36,893,369 shares of our common stock, including 496,851 shares through the DRIP, for gross offering proceeds of $367.7 million.  In addition, 21,739 shares owned by Behringer Harvard Holdings were outstanding as of June 30, 2007.  As of June 30, 2007, we had no shares of preferred stock issued or outstanding and 1,000 shares of convertible stock issued and outstanding.

Results of Operations

As of June 30, 2007, we wholly-owned six properties, consolidated three properties through investments in limited liability companies including two mixed-use hotel and residential properties, and had one investment in an island development accounted for under the equity method.  We also consolidated two apartment development properties as a mezzanine lender under FIN 46R.  The properties are located in the Commonwealth of the Bahamas, Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, and Texas.  In the first quarter of 2007, we made mezzanine loans to two student housing projects in Texas and Virginia that we do not consolidate under FIN 46R.

Three months ended June 30, 2007 as compared to three months ended June 30, 2006

Revenues. Our total revenues increased by $6.3 million to $6.7 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, primarily due to increased rental revenue resulting from the acquisition of new properties from which we receive rent.  For the three months ended June 30, 2006, we consolidated the rental revenues of only one property.  In addition, rental revenue for the three months ended June 30, 2007 includes revenue from the lease of the hotel-related management and operations of Chase Park Plaza, a mixed-use hotel and residential property acquired in December 2006.  Hotel revenues for the three months ended June 30, 2006 totaled $0.6 million and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera, a resort and spa property acquired in June 2007.  We expect increases in rental revenue in the future as we purchase additional real estate properties.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2007 were $2.0 million as compared to $0.1 million for the three months ended June 30, 2006 and were comprised of property operating expenses from our consolidated properties.  The increase in property operating expenses is primarily due to the increased number of real estate properties acquired throughout the second half of 2006 and first six months of 2007.  We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended June 30, 2007 was $1.4 million and was primarily comprised of interest expense attributable to the debt on Ferncroft Corporate Center and Chase Park Plaza.  We had no outstanding mortgages or notes payable during the three months ended June 30, 2006.   We expect continued increases in mortgages payable and in the related interest expense in the future as we purchase and invest in additional real estate properties.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended June 30, 2007 were $0.7 million as compared to $0.1 million for the three months ended June 30, 2006 and were comprised of real estate taxes from each of our consolidated properties. The increase in real estate taxes is primarily due to our increased number of consolidated real estate properties.  For the three months ended June 30, 2006, our real estate taxes resulted from only one consolidated property, the Whitewater property.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property / Asset Management Fees. Property and asset management fees for the three months ended June 30, 2007 totaled $0.6 million compared to less than $0.1 million for the same period in 2006 and were comprised of fees incurred by our consolidated properties.  Property and asset management fees increased due to additional properties acquired throughout the second half of 2006 and first six months of 2007.  We expect increases in property and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2007 were $0.4 million as compared to $0.2 million for the three months ended June 30, 2006 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.   The increase is due to increased corporate activity.  We expect increases in general and administrative expenses in the future as we invest in additional real estate properties.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2007 was $2.4 million as compared to $0.1 million for the three months ended June 30, 2006 and was comprised of depreciation and amortization expense from each of our consolidated operational properties.  For the three months ended June 30, 2006, depreciation and amortization expense resulted from only one consolidated property, the Whitewater property.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties and as properties under development become operational.

Interest Income. Interest income was $0.8 million and $0.6 million for the three months ended June 30, 2007 and 2006, respectively, and was comprised of interest income associated with our notes receivable and funds on deposit with banks.   For the three months ended June 30, 2007, interest income on our notes receivable totaled $0.4 million.  We did not have any notes receivable during the three months ended June 30, 2006.

Minority Interest.  Minority interest at June 30, 2007 represents primarily the net income of the two VIEs that we consolidate under FIN 46R as a mezzanine lender, the 5% unaffiliated partner’s share of the net loss of Chase Park Plaza, and the 15% unaffiliated partner’s share of the net loss of The Lodge & Spa at Cordillera.

Six months ended June 30, 2007 as compared to six months ended June 30, 2006

Revenues. Our total revenues increased by $11.4 million to $11.9 million for the six months ended June 30, 2007 as compared to $0.5 million for the six months ended June 30, 2006, primarily due to increased rental revenue resulting from the acquisition of new properties from which we receive rent.  For the six months ended June 30, 2006, we consolidated the rental revenues of only one property.  In addition, rental revenue for the six months ended June 30, 2007 includes revenue from the lease of the hotel-related management and operations of Chase Park Plaza, a mixed-use hotel and residential property acquired in December 2006.  Hotel revenues for the six months ended June 30, 2007 totaled $0.6 million and consist of revenues generated by the operations of The Lodge & Spa at Cordillera, a resort and spa property acquired in June 2007.  We expect increases in rental revenue in the future as we purchase additional real estate properties.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2007 were $3.4 million as compared to $0.1 million for the six months ended June 30, 2006 and were comprised of property operating expenses from our consolidated properties.  The increase in property operating expenses is primarily due to the increased number of real estate properties acquired throughout the second half of 2006 and first six months of 2007.  We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Interest Expense. Interest expense, net of amounts capitalized, for the six months ended June 30, 2007 was $2.3 million and was primarily comprised of interest expense attributable to the debt on Ferncroft Corporate Center and Chase Park Plaza.  We had no outstanding mortgages or notes payable during the six months ended June 30, 2006.   We expect continued increases in mortgages payable and in the related interest expense in the future as we purchase and invest in additional real estate properties.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the six months ended June 30, 2007 were $1.2 million as compared to $0.1 million for the six months ended June 30, 2006 and were comprised of real estate taxes from each of our consolidated properties. The increase in real estate taxes is primarily due to our increased number of consolidated real estate properties.  For the six months ended June 30, 2006, our real estate taxes resulted from only one consolidated property, the Whitewater property.  We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property / Asset Management Fees. Property and asset management fees for the six months ended June 30, 2007 totaled $1.1 million as compared to less than $0.1 million for the same period in 2006 and were comprised of fees incurred by our consolidated properties.  Property and asset management fees increased due to additional properties acquired throughout the second half of 2006 and first six months of 2007.  We expect increases in property and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2007 were $0.7 million as compared to $0.4 million for the six months ended June 30, 2006 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.   The increase is due to increased corporate activity.  We expect increases in general and administrative expenses in the future as we invest in additional real estate properties.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2007 was $4.3 million as compared to $0.2 million for the six months ended June 30, 2006 and was comprised of depreciation and amortization expense from each of our consolidated operational properties.  For the six months ended June 30, 2006, depreciation and amortization expense resulted from only one consolidated property, the Whitewater property.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties and as properties under development become operational.

Interest Income. Interest income was $1.6 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively, and was comprised of interest income associated with our notes receivable and funds on deposit with banks.  For the six months ended June 30, 2007, interest income on our notes receivable totaled $0.6 million.  We did not have any notes receivable during the six months ended June 30, 2006.

Minority Interest.  Minority interest for the six months ended June 30, 2007 represents primarily the net income of the two VIEs that we consolidate under FIN 46R as a mezzanine lender, the 5% unaffiliated partner’s share of the net loss of Chase Park Plaza, and the 15% unaffiliated partner’s share of the net loss of The Lodge & Spa at Cordillera.

Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2007 were $4.2 million and were comprised primarily of the net loss of $0.6 million, adjusted for depreciation and amortization expense of $3.5 million, amortization of deferred financing fees of $0.6 million, and net changes in working capital of $0.4 million.  During the six months ended June 30, 2006, cash flows provided by operating activities were $0.9 million and were comprised of the net income of $0.6 million, adjusted for depreciation and amortization expense of $0.2 million and net changes in working capital of $0.1 million.  Operating cash flows were significantly lower than the six months ended June 30, 2007 due to a smaller amount of real estate investments and less corporate activity.

Cash flows used in investing activities for the six months ended June 30, 2007 were $211.8 million and primarily represented acquisitions of real estate totaling $136 million, acquisition of an interest in unconsolidated joint venture of $22.2 million, capital expenditures for real estate under development including capital expenditures of consolidated borrowers totaling $31.5 million, investment in notes receivable of $14.3 million, and additions to property and equipment, including costs for assets placed into service, of $2.1 million.  During the six months ended June 30, 2006, cash flows from investing activities were $13.3 million and represented the acquisition of the Whitewater Property and escrow deposits for the acquisition of Ferncroft Corporate Center.

Cash flows provided by financing activities for the six months ended June 30, 2007 were $224.5 million and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $164.7 million, proceeds from bridge note of $52.1 million related to our acquisition of Santa Clara Tech Center, proceeds from mortgages of consolidated borrowers related to our VIEs consolidated under FIN 46R totaling $8.3 million, offset by financing fees totaling $1.2 million, change in subscription cash received totaling $1.2 million, and change in payables to affiliates of $1.2 million.  During the six months ended June 30, 2006, cash flows provided by financing activities were $69.2 million and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $69.7 million.

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

The payment terms of our loan obligations vary.  In general, interest only is payable monthly (and is generally drawn on the underlying construction loan for properties under development), with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios.  As of June 30, 2007, we were in compliance with the debt covenants under our loan agreements.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to investors and our management as a measure of operating performance of our operating assets because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a supplemental understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculation of FFO for the three and six months ended June 30, 2007 and 2006 is presented below:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$(414,789)	$439,978	$(607,653)	$571,249
Preferred stock dividends	—	—	—	—
Net income (loss) allocable to common stock	(414,789)	439,978	(607,653)	571,249

Real estate depreciation (1)	1,423,037	71,863	2,558,808	95,690
Real estate amortization (1)	959,886	43,120	1,733,280	55,973
Funds from operations (FFO)	$1,968,134	$554,961	$3,684,435	$722,912

Weighted average shares	30,023,233	7,914,406	25,387,830	5,851,111

(1)           This represents the depreciation and amortization expense of the properties we wholly own and our 95% ownership share of depreciation and amortization expense for Chase Park Plaza.

Provided below is additional information related to selected non-cash items included in net income (loss) above, which may be helpful in assessing our operating results.

•      Straight-line rental revenue of $0.9 million and $1.9 million was recognized for the three and six months ended June 30, 2007, respectively, and $11,000 and $15,000 was recognized for the three and six months ended June 30, 2006, respectively;

•      Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $0.6 million and $1.0 million for the three and six months ended June 30, 2007, respectively, and $17,000 and $23,000 for the three and six months ended June 30, 2006, respectively;

•      Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively.  There were no property tax abatement intangibles or related amortization recognized during the three and six months ended June 30, 2006;

•      Bad debt expense of $5,000 and $10,000 was recognized for the three and six months ended June 30, 2007, respectively.  There was no bad debt expense recognized during the three and six months ended June 30, 2006; and

•      Amortization of deferred financing costs of $0.1 million and $0.2 million was recognized as interest expense for mortgages and notes payable for the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.4 million was recognized as a reduction of interest income for notes receivable for the three and six months ended June 30, 2007.  There were no deferred financing costs or related amortization recognized for the three and six months ended June 30, 2006.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

During the three and six months ended June 30, 2007, we declared and paid distributions almost entirely from FFO and expect to continue to do so, except to the extent of distributions from the sale of our assets.  However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of the Offering at favorable yields, future distributions declared and paid may exceed FFO.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in unconsolidated joint ventures, minority interest, income taxes, and the gain or loss on the sale of assets.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income in accordance with GAAP for the three and six months ended June 30, 2007 and 2006 is provided below.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$6,729,805	$355,201	$11,938,927	$474,244

Operating expenses:
Property operating expenses	2,008,686	113,918	3,383,717	135,642
Real estate taxes	673,480	60,532	1,233,224	81,516
Property management fees	151,515	14,742	278,629	19,647
Total operating expenses	2,833,681	189,192	4,895,570	236,805

Net operating income	$3,896,124	$166,009	$7,043,357	$237,439

Reconciliation to Net Income
Net operating income	$3,896,124	$166,009	$7,043,357	$237,439

Less: Depreciation and amortization	(2,399,224)	(131,429)	(4,348,542)	(174,253)
General and administrative expense	(401,011)	(211,610)	(708,333)	(371,768)
Interest expense	(1,373,097)	—	(2,302,356)	—
Asset management fees	(471,187)	(16,485)	(794,080)	(21,980)
Advertising costs	(158,848)	—	(623,245)	—
Provision for income tax	(25,087)	—	(25,087)	—
Equity loss on unconsolidated JV	(67,686)	—	(67,686)	—
Add: Interest income	803,834	633,493	1,573,623	901,811
Minority Interest	(218,607)	—	(355,304)	—

Net income (loss)	$(414,789)	$439,978	$(607,653)	$571,249

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $149.6 million in mortgages and notes payable at June 30, 2007, $76.6 million represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidated under FIN 46R.  If our variable interest rates increased 1%, we estimate that total annual interest costs, including interest expensed, interest capitalized, and the effects of the interest rate cap on the Santa Clara Tech Center note, would increase by $0.6 million.

In June 2007, we entered into two interest rate cap agreements (the “Caps”) for a total notional amount of $52.1 million to hedge changes in LIBOR above 6% (the “Strike Rate”) on our LIBOR-based $52.1 million note payable related to our Santa Clara Tech Center property.  The note matures on June 9, 2010.  The Caps are treated as cash flow hedges for accounting purposes in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  The Caps are with highly rated counterparties and limit the base LIBOR rate to increases not higher than the Strike Rate.  At June 30, 2007, the Caps were reported at their fair value of $125,367 within prepaid expenses and other assets.  A 1% increase in interest rates would not result in any significant change in fair value.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4T.                 Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud or error, if any, within a company have been detected.

There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

Pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-120847) filed under the Securities Act and declared effective by the SEC on September 20, 2005 and a Registration Statement on Form S-11 (SEC Registration No. 333-138804) filed pursuant to Rule 462(b) under the Securities Act on November 17, 2006, as of June 30, 2007, we were offering for sale to the public on a “best efforts” basis (1) a maximum of 46,587,065 shares of our common stock at a price of $10.00 per share and (2) up to 8,000,000 additional shares pursuant to the DRIP pursuant to which our stockholders could elect to have their distributions reinvested in additional shares of our common stock at a price of up to $9.50 per share, for a total aggregate offering price of $541.9 million.  As of June 30, 2007, we had sold 36,893,369 shares of our common stock on a best efforts basis pursuant to the Offering for aggregate gross offering proceeds of $367.7 million.  On July 24, 2007, we amended our Registration Statement on Form S-11 (SEC Registration No. 333-120847) with Post-Effective Amendment No. 9 to increase the number of shares of common stock being offered at $10 per share to 52,000,000 and decrease the number of shares available to be issued under the DRIP to 2,302,173.

The above-stated number of shares sold and the gross offering proceeds received from such sales does not include 21,739 shares of common stock purchased by Behringer Harvard Holdings in a private placement in 2004, prior to the commencement of the Offering.

From the commencement of the Offering through June 30, 2007, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount

Other expenses to affiliates *	$39,261,583
Other expenses to non-affiliates	575,094

Total expenses	$39,836,677

*“Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through June 30, 2007, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were $327.8 million.  From the commencement of the Offering through June 30, 2007, we had used $198.5 million of such net proceeds to purchase interests in real estate and fund development for real estate, net of mortgages payable, and $32.0 million was invested through mezzanine loans.  Of the amount used for the purchase of these investments, $15.6 million was paid to Behringer Opportunity Advisors (or its predecessor in interest), our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Share Redemption Program

In February 2006, our board of directors adopted a share redemption program for our investors.  The purchase price for the redeemed shares is set forth in the prospectus for our Offering of common stock, as supplemented.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds from our DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  During the quarter ended June 30, 2007, we redeemed shares as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2007	—	$—	—	(1)
May 2007	20,956	$9.42	20,956	(1)
June 2007	—	$—	—	(1)
Total	20,956	$9.42	20,956	(1)

(1)   A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of our stockholders (the “Annual Meeting”) was held on June 21, 2007.  All nominees standing for election as directors were elected.  The following directors were elected to hold office for a term expiring at the 2008 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

Director Nominee	Number of Votes For	Number of Votes Withheld
Robert M. Behringer	12,475,952	241,170
Robert S. Aisner	12,475,952	241,170
Barbara C. Bufkin	12,470,894	246,228
Robert J. Chapman	12,469,497	247,625
Steven J. Kaplan	12,458,703	258,419

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

Behringer Harvard Opportunity REIT I, Inc.

Dated: August 14, 2007	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description
3.1

Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

3.1(a)

Articles of Amendment to Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Post-Effective Amendment No. 3 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on July 6, 2006)

3.2	Bylaws of the Registrant (previously filed in and incorporated by reference to Registration Statement on Form S-11, Commission File No. 333-120847, filed on November 30, 2004)

3.2(a)	Amendment to Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit B to prospectus dated June 1, 2006)

4.2	Amended and Restated Distribution Reinvestment Plan, effective as of April 5, 2006 (included as Exhibit C to prospectus dated June 1, 2006)

4.3	Automatic Purchase Plan of the Registrant, effective as of September 20, 2005 (included as Appendix D to prospectus dated June 1, 2006)

10.1

Purchase and Sale Agreement for Santa Clara Tech Center between Sobrato Development Company No. 051, Real Estate Trust at Community Foundation Silicon Valley and Harvard Property Trust, LLC (previously filed in and incorporated by reference to Post-Effective Amendment No. 8 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on April 24, 2007)

10.2

Promissory Note made between Citigroup Global Markets Realty Corp. and Behringer Harvard Santa Clara LP regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on May 8, 2007)

10.3

Payment Guaranty made by Registrant, as guarantor in favor of Citigroup Global Markets Realty Corp., regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on May 8, 2007)

10.4

Purchase and Sale and Joint Escrow Instructions between Colorado Hotel Holdings, LLC, Cordillera Lodge and Spa, LLC, Colorado Hotel Operator, Inc. and Cordillera Land, LLC and Cordillera Partners, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.5

First Amendment to Purchase and Sale and Joint Escrow Instructions between Colorado Hotel Holdings, LLC, Cordillera Lodge and Spa, LLC, Colorado Hotel Operator, Inc. and Cordillera Land, LLC and Cordillera Partners, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.6

Reinstatement and Second Amendment of Purchase and Sale and Joint Escrow Instructions between Colorado Hotel Holdings, LLC, Cordillera Lodge and Spa, LLC, Colorado Hotel Operator, Inc. and Cordillera Land, LLC and Behringer Harvard Cordillera, LLC as assignee of Cordillera Partners, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.7

Agreement regarding Acquisition between Cordillera Partners, LLC and Behringer Harvard Opportunity OP I, LP regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.8	Limited Liability Company Agreement of Behringer Harvard Cordillera, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.9

Limited Liability Company Agreement of Behringer Harvard Residences at Cordillera, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.10

Development Agreement by and between Behringer Harvard Cordillera, LLC and TP Cordillera, LLC (Hotel Renovation) regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.11

Development Agreement by and between Behringer Harvard Cordillera, LLC and TP Cordillera, LLC (Additional Units) regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.12

Lease Agreement between Behringer Harvard Cordillera, LLC and Behringer Harvard Residences at Cordillera, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.13

Promissory Note between Behringer Harvard Cordillera, LLC as borrower, and Registrant, as lender, regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.14

Deed of Trust between Behringer Harvard Cordillera, LLC as grantor, and the Public Trustee of Eagle County, Colorado, as trustee, regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.15

Security Agreement between Behringer Harvard Cordillera, LLC as grantor, and Registrant, as lender, regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.16

Hotel Management Agreement between Colorado Hotel Operator, Inc. and RockResorts International, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.17

Loan Agreement by and between Behringer Harvard Santa Clara LP and Citigroup Global Markets Realty Corp. regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.18

Promissory Note made between Citigroup Global Markets Realty Corp. and Behringer Harvard Santa Clara LP regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.19

Guaranty of Recourse Obligations made by Registrant, as guarantor in favor of Citigroup Global Markets Realty Corp., regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.20

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Behringer Harvard Santa Clara LP, as borrower, to First American Title Insurance Company as trustee for the benefit of Citigroup Global Markets Realty Corp. regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.21

Mezzanine Loan Agreement by and between Behringer Harvard Santa Clara M, LLC and Citigroup Global Markets Realty Corp. regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.22

Mezzanine Promissory Note made between Citigroup Global Markets Realty Corp. and Behringer Harvard Santa Clara M, LLC regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.23

Mezzanine Guaranty of Recourse Obligations made by Registrant, as guarantor in favor of Citigroup Global Markets Realty Corp. regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.24

Pledge and Security Agreement by Behringer Harvard Santa Clara M, LLC as borrower in favor of Citigroup Global Markets Realty Corp. regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

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