Form 10-Q
period 2007-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2007-11-14
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-51961

Behringer Harvard Opportunity REIT I, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1862323
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001

(Address of Principal Executive Offices)

(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (866) 655-3600

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

As of November 1, 2007, Behringer Harvard Opportunity REIT I, Inc. had 50,565,889 shares of common stock, $.0001 par value, outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Real estate
Land and improvements, net	$98,309,175	$15,353,818
Buildings and improvements, net	266,436,034	118,998,957
Real estate under development	79,546,085	38,418,150
Total real estate	444,291,294	172,770,925

Condominium inventory	66,615,391	—
Cash and cash equivalents	47,782,912	54,639,099
Restricted cash	9,746,895	2,335,492
Accounts receivable, net	5,297,410	1,207,613
Prepaid expenses and other assets	1,563,648	476,624
Investments in unconsolidated joint ventures	36,457,401	—
Furniture, fixtures and equipment, net	9,078,895	7,840,693
Deferred financing fees, net	2,674,456	1,788,365
Notes receivable	1,779,189	1,718,359
Lease intangibles, net	26,043,555	13,564,476
Other intangibles, net	10,832,096	10,826,332
Total assets	$662,163,142	$267,167,978

Liabilities and Stockholders’ Equity
Mortgages payable	$187,378,547	$89,203,539
Accounts payable	4,991,169	470,354
Payables to related parties	745,024	2,410,501
Acquired below-market leases, net	18,674,610	4,365,090
Distributions payable	1,142,632	1,694,594
Accrued liabilities	14,386,966	5,539,770
Subscriptions for common stock	1,207,690	569,673
Other liabilities	279,307	820,000
Total liabilities	228,805,945	105,073,521

Commitments and contingencies

Minority interest	13,075,132	2,647,878

Stockholders’ Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 48,135,066 and 18,202,576 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	4,814	1,820
Additional paid-in capital	428,480,823	159,905,677
Accumulated distributions in excess of net income (loss)	(8,106,962)	(460,918)
Accumulated other comprehensive loss	(96,610)	—
Total stockholders’ equity	420,282,065	159,446,579

Total liabilities and stockholders’ equity	$662,163,142	$267,167,978

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Rental revenue	$7,898,582	$1,316,884	$19,219,816	$1,791,128
Hotel revenue	2,602,403	—	3,220,095	—

Total revenues	10,500,985	1,316,884	22,439,911	1,791,128

Expenses
Property operating expenses	4,106,693	564,863	7,490,410	700,505
Interest expense	1,758,591	127,665	4,060,947	127,665
Real estate taxes	1,022,683	109,362	2,255,907	190,878
Property management fees	267,849	38,194	546,478	57,841
Asset management fees	714,585	65,416	1,508,665	87,396
General and administrative	307,182	206,845	1,015,514	578,613
Advertising costs	158,067	—	781,312	—
Depreciation and amortization	3,691,557	403,056	8,040,099	577,309

Total expenses	12,027,207	1,515,401	25,699,332	2,320,207

Interest income	1,365,703	885,094	2,939,326	1,786,905
Equity in losses of unconsolidated joint ventures	(227,353)	—	(295,039)	—
Minority interest	145,672	130,697	(209,632)	130,697

Income (loss) before taxes	(242,200)	817,274	(824,766)	1,388,523

Provision for income taxes	45,758	—	70,845	—

Net income (loss)	$(287,958)	$817,274	$(895,611)	$1,388,523

Weighted average shares outstanding:
Basic	42,499,702	11,340,747	31,154,323	7,701,098
Diluted	42,499,702	11,367,997	31,154,323	7,716,576

Earnings (loss) per share:
Basic	$(0.01)	$0.07	$(0.03)	$0.18
Diluted	$(0.01)	$0.07	$(0.03)	$0.18

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

						Accumulated
						Distributions	Accumulated
	Convertible Stock		Common Stock		Additional	in Excess of	Other	Total
	Number of	Par	Number of	Par	Paid-In	Net Income	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss)	Loss	Equity

Balance at January 1, 2006	1,000	$—	2,034,005	$203	$16,516,376	$(102,920)	$—	$16,413,659

Issuance of common stock, net	—	—	16,056,984	1,606	142,336,285	—	—	142,337,891

Redemption of common stock	—	—	(7,782)	(1)	(70,241)	—	—	(70,242)

Distributions declared on common stock	—	—	—	—	—	(2,748,816)	—	(2,748,816)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	119,369	12	1,123,257	—	—	1,123,269

Net income	—	—	—	—	—	2,390,818	—	2,390,818

Balance at December 31, 2006	1,000	—	18,202,576	1,820	159,905,677	(460,918)	—	159,446,579

Issuance of common stock, net	—	—	29,396,865	2,941	263,465,647	—	—	263,468,588

Redemption of common stock	—	—	(85,314)	(9)	(788,981)	—	—	(788,990)

Distributions declared on common stock	—	—	—	—	—	(6,750,433)	—	(6,750,433)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	620,939	62	5,898,480	—	—	5,898,542

Comprehensive loss:
Net loss	—	—	—	—	—	(895,611)	—	(895,611)

Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(2,990)	(2,990)

Unrealized losses on interest rate caps	—	—	—	—	—	—	(93,620)	(93,620)

Total comprehensive loss								(992,221)

Balance at September 30, 2007	1,000	$—	48,135,066	$4,814	$428,480,823	$(8,106,962)	$(96,610)	$420,282,065

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(895,611)	$1,388,523
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	6,435,032	449,875
Amortization of deferred financing fees	986,500	3,802
Minority interest	209,632	(130,697)
Equity in losses of unconsolidated joint ventures	295,039	—
Change in condominium inventory	(12,739,101)	—
Change in accounts receivable	(3,843,043)	(750,771)
Change in prepaid expenses and other assets	669,957	89,500
Change in accounts payable	3,261,888	1,005,739
Change in other liabilities	(540,693)	—
Change in accrued liabilities	594,488	646,410
Change in payables to related parties	468,675	—
Addition of lease intangibles	(324,165)	—
Cash (used in) provided by operating activities	(5,421,402)	2,702,381

Cash flows from investing activities:
Escrow deposits and pre-acquisition costs on real estate to be acquired	—	(360,500)
Purchases of real estate properties, net of cash acquired	(243,171,095)	(36,932,424)
Acquisition of interest in unconsolidated joint ventures	(22,587,440)	(17,379,912)
Capital expenditures for real estate under development	(11,587,089)	—
Capital expenditures for real estate under development of consolidated borrowers	(21,017,553)	—
Additions of property and equipment	(9,458,115)	—
Change in restricted cash	(6,773,385)	(1,540,434)
Investment in notes receivable	(14,225,830)	—
Fees paid to related party for mezzanine loan arrangements	(552,684)	—
Cash used in investing activities	(329,373,191)	(56,213,270)

Cash flows from financing activities:
Financing costs	(1,260,742)	(1,009,883)
Proceeds from bridge note	52,115,000	—
Proceeds from mortgages payable	2,488,483	18,000,000
Proceeds from mortgages of consolidated borrowers	13,651,827	5,778,459
Payments on mortgages payable	(29,968)	—
Purchase of interest rate cap	(154,450)	—
Issuance of common stock	293,214,605	110,127,445
Redemptions of common stock	(788,989)	—
Offering costs	(29,440,041)	(12,332,021)
Distributions	(1,709,832)	(87,066)
Contributions from minority interest holders	2,003,728	246,851
Change in subscriptions for common stock	638,017	4,798
Change in subscription cash received	(638,017)	8,688
Change in payables to related parties	(2,151,215)	392,118
Cash provided by financing activities	327,938,406	121,129,389

Net change in cash and cash equivalents	(6,856,187)	67,618,500
Cash and cash equivalents at beginning of period	54,639,099	18,560,885

Cash and cash equivalents at end of period	$47,782,912	$86,179,385

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Business

Organization

Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was organized in Maryland on November 23, 2004 and has elected to be taxed, and has qualified, as a real estate investment trust (“REIT”) for federal income tax purposes, effective for our taxable year ending December 31, 2006. We invest in and operate real estate or real estate related assets on an opportunistic basis. In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We may acquire office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties. We may purchase existing or newly constructed properties or properties under development or construction, including multifamily properties for conversion into condominiums. Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing. We are currently offering our common stock pursuant to a public offering that commenced on September 20, 2005 (the “Offering”) and is described below.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard Opportunity OP”). Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard Opportunity OP as its sole general partner. The remaining interest of Behringer Harvard Opportunity OP is held as a limited partner’s interest by BHO Business Trust, a Maryland business trust, which is our wholly owned subsidiary.

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

Public Offering

On September 20, 2005, we commenced a public offering of up to 40,000,000 shares of common stock at a price of $10 per share pursuant to a Registration Statement on Form S-11 declared effective under the Securities Act of 1933, as amended (the “Securities Act”). On November 17, 2006, we registered an additional 6,587,065 shares of common stock pursuant to the Offering through the filing of a Registration Statement on Form S-11 pursuant to Rule 462(b) under the Securities Act. The Registration Statement declared effective as of September 20, 2005 also covers the offering of up to 8,000,000 shares of common stock to be offered at a price of $9.50 per share pursuant to our distribution reinvestment plan (the “DRIP”). We subsequently reallocated the shares of common stock in the Offering to provide $530 million, or 53,000,000 shares, for sale in the primary offering and $11.9 million, or 1,249,542 shares, for sale through our DRIP.

Stockholders, after their initial purchase of shares, may elect to make cash investments of $25.00 or more in additional shares of common stock at regular intervals as part of our automatic purchase plan.

As of September 30, 2007, we had issued 48,228,163 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and 742,118 shares through the DRIP. As of September 30, 2007, we had redeemed 93,096 shares of our common stock and had 48,135,066 shares of our common stock outstanding. As of September 30, 2007, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

We admit new stockholders pursuant to the Offering at least monthly. All subscription proceeds are held in a separate account until the subscribing investors are admitted as stockholders. Upon admission of new stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses, and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

We use the proceeds from our Offering, after deducting offering expenses, primarily to acquire commercial properties, such as office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouse and distribution facilities, and motel and hotel properties.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2007 and consolidated statements of operations and cash flows for the periods ended September 30, 2007 and 2006 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2007 and December 31, 2006 and our consolidated results of operations and cash flows for the periods ended September 30, 2007 and 2006. Such adjustments are of a normal recurring nature.

The reporting of our purchase of interest rate caps on the accompanying consolidated statement of cash flows for the nine months ended September 30, 2007 was reclassified to cash flows provided by financing activities from cash flows used in investing activities as  previously reported. The reclassification was not significant to either category.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities,” which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate and Other Intangible Assets

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, land improvements, buildings, building improvements, furniture, fixtures and equipment, identified intangible assets, asset retirement obligations, and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, tenant relationships, and other intangible assets. Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions, and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance, and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal costs, and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial non-cancelable term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial non-cancelable term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. As of September 30, 2007, the estimated remaining useful lives for acquired lease intangibles range from approximately three months to 13 years.

Other intangible assets include the value of identified hotel trade names and in-place property tax abatements. These fair values are based on management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the trade names are amortized over their estimated useful life of 20 years using the straight-line method and the value of the in-place property tax abatement is amortized over its estimated term of 10 years using the straight-line method.

We determine the fair value of assumed debt by calculating the net present value of the scheduled note payments using interest rates for debt with similar terms and remaining maturities that we believe we could obtain. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for the period from October 1, 2007 through December 31, 2007 and for each of the following four years ended December 31 is as follows:

Lease / Other
Intangibles
October 1, 2007 - December 31, 2007	$923,579
2008	2,625,592
2009	2,366,659
2010	1,510,532
2011	1,221,053

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market	Other
As of September 30, 2007	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$270,819,397	$98,339,822	$29,370,775	$(21,166,165)	$11,339,067
Less: depreciation and amortization	(4,383,363)	(30,647)	(3,327,220)	2,491,555	(506,971)

Net	$266,436,034	$98,309,175	$26,043,555	$(18,674,610)	$10,832,096

				Acquired
	Buildings and	Land and	Lease	Below-Market	Other
As of December 31, 2006	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$119,566,452	$15,353,818	$14,348,036	$(4,938,723)	$10,826,332
Less: depreciation and amortization	(567,495)	—	(783,560)	573,633	—

Net	$118,998,957	$15,353,818	$13,564,476	$(4,365,090)	$10,826,332

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value. In addition to land acquisition costs, land development costs and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheets approximates fair value.

Restricted Cash

Restricted cash includes subscription proceeds that are held in a separate account until the subscribing investors are admitted as stockholders. We admit new stockholders at least monthly. Upon acceptance of stockholders, subscription proceeds are transferred to operating cash and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering costs, and operating expenses. As required by our lenders, restricted cash as of September 30, 2007 and December 31, 2006 also includes $8.5 million and $1.8 million, respectively, held in escrow accounts, for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from our hotel operators and tenants related to our other consolidated properties. The allowance for doubtful accounts as of September 30, 2007 was approximately $14,000. There was no allowance for doubtful accounts recognized as of December 31, 2006.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, prepaid advertising, pre-acquisition costs related to probable purchases of properties, the fair value of our interest rate caps, as well as inventory, prepaid insurance, and real estate taxes of our consolidated properties. Inventory consists of food, beverages, linens, glassware, china, and silverware and is carried at the lower of cost or market value.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $1 million at September 30, 2007. There was no accumulated depreciation recognized as of December 31, 2006.

Impairment of Long-Lived Assets

For real estate we wholly own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value. We did not recognize an asset impairment for the nine months ended September 30, 2007 and 2006.

For real estate we own through an investment in a joint venture, tenant-in-common interest, or other similar investment structure, at each reporting date, management compares the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

For notes receivable, management reviews the terms and conditions underlying the outstanding notes receivable. If management determines that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note. There were no impairment charges for the nine months ended September 30, 2007 or 2006.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for mortgages payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $1.2 million and $0.1 million as of September 30, 2007 and December 31, 2006, respectively.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we use interest rate caps as part of our cash flow hedging strategy. Interest rate caps designated as cash flow hedges are entered into to limit our exposure to increases in the LIBOR rate above a “strike rate” on certain of our floating-rate debt.

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

As of September 30, 2007, we do not have any derivatives designated as fair value hedges or hedges of net investments in foreign operations nor are derivatives being used for trading or speculative purposes.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations.”  As part of the anticipated renovation and redevelopment of an acquired property, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

environmental regulations. Our estimate of the fair value of the liability is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials. The balance of the asset retirement obligation was $0.2 million and $0.8 million as of September 30, 2007 and December 31, 2006, respectively, and was included in other liabilities.

Foreign Currency Translation

SFAS No. 52, “Foreign Currency Translation,” establishes standards requiring the financial results of international investments to be properly measured and reported in the primary currency of our business, which is the U.S. dollar. We maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period. The resulting translation adjustment is recorded as a separate component of accumulated other comprehensive loss in our consolidated statement of stockholders’ equity. The cumulative foreign currency translation adjustment at September 30, 2007 was a loss of $2,990.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is reported in the accompanying consolidated statement of stockholders’ equity, consists of gains and losses affecting equity that are excluded from net income (loss) under accounting principles generally accepted in the United States of America. The components of accumulated other comprehensive loss consist of foreign currency translation gains and losses and unrealized gains and losses on interest rate caps designated as hedges under SFAS No. 133.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $1.1 million and $3 million was recognized in rental revenues for the three and nine months ended September 30, 2007, respectively, and approximately $34,000 and $49,000 was recognized in rental revenues for the three and nine months ended September 30, 2006, respectively. Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera consisting of guest room, food and beverage, and other revenue, which are recognized as the services are rendered.

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

Income Taxes

We elected to be taxed, and qualified, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), for the year ended December 31, 2006. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level except for the operations of our wholly owned taxable REIT subsidiary, Behringer Harvard Cordillera Residences, Inc., which provides management and development services to The Lodge & Spa at Cordillera. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.

On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007. For the three and nine months ended September 30, 2007, we recognized a provision for current tax expense of approximately $18,000 and $35,400, respectively, and a provision for deferred tax expense of approximately $2,600 and $10,300, respectively, related to the Texas margin tax.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. We account for our incentive award plan in accordance with SFAS No. 123R, “Share-Based

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Payment.”  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statement of cash flows, rather than as operating cash flows as required under previous regulations. For the three and nine months ended September 30, 2007 and 2006, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At September 30, 2007, we had cash and cash equivalents and restricted cash on deposit in financial institutions in excess of federally insured levels. We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk.

Minority Interest

We hold a primary beneficiary interest as a lender in certain variable interest entities that own real estate properties and thus, we consolidate their accounts with and into our accounts. Minority interest represents the non-controlling ownership interest’s proportionate share of the equity in real estate properties including the 5%, 15%, 10%, and 30% unaffiliated partners’ share of the equity in Chase Park Plaza, The Lodge & Spa at Cordillera, Rio Salado Business Center, and Frisco Square, respectively. Income and losses are allocated to minority interest holders based on their ownership percentage.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. Our current business consists only of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. Management evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period. As of September 30, 2007, we had options to purchase 39,583 shares of common stock outstanding at a weighted average exercise price of $9.10. These options are excluded from the calculation of earnings per share for the three and nine months ended September 30, 2007 because the effect would be anti-dilutive. The following table sets forth the reconciliation between weighted shares outstanding used for calculating basic and diluted earnings per share for the three and nine months ended September 30, 2006.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Weighted average shares for basic earnings per share	11,340,747	7,701,098
Effect of stock options	26,250	14,478
Effect of convertible stock	1,000	1,000
Weighted average shares for diluted earnings per share	11,367,997	7,716,576

4.                                      Recently Announced Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted FIN 48 effective January 1, 2007.  In accordance with the requirements of FIN 48, we evaluated all tax years still subject to potential audit under state and federal income tax law in reaching our accounting conclusions.  For the year ended December 31, 2006, we made an election to qualify as a REIT under federal income tax law.  As a result of our REIT status, we are able to claim a dividends paid deduction on our tax return to deduct the full amount of dividends paid to stockholders when computing our annual taxable income, which results in our taxable income being passed through to our stockholders.  Since the dividends paid deduction exceeded our taxable income for 2006, we distributed a significant return of capital to our stockholders.  In order for us to be required to record any unrecognized tax benefits or additional tax liabilities in accordance with FIN 48, any adjustment for potential uncertain tax positions would need to exceed the return of capital.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We have evaluated the potential impact of identified uncertain tax positions and concluded that our return of capital would not be materially affected for any of the years still subject to potential audit under state and federal income tax law.  As a result, we concluded we did not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48 as of the January 1, 2007 adoption date or as of the nine months ended September 30, 2007.  The adoption of FIN 48 therefore had no impact on our financial statements.

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

On May 3, 2007, we acquired a 31.3% interest through our operating partnership as a limited partner in Royal Island Partners, LP (the “Royal Island Partnership”) for an aggregate capital contribution of $20 million. Proceeds from the Offering were used to fund our capital contribution. The Royal Island Partnership, or its subsidiaries, owns or leases approximately 433 acres of undeveloped land on three islands in the Commonwealth of the Bahamas – Royal Island, Chicken Cay and Rat Cay. We account for our interest in the Royal Island Partnership using the equity method, which is shown on the balance sheet at September 30, 2007 in investments in unconsolidated joint ventures.

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

On June 29, 2007, we acquired a 90% ownership interest in an approximately 65-acre undeveloped industrial tract of land located near Sky Harbor International Airport in Phoenix, Arizona (“Rio Salado Business Center”). The contract purchase price for Rio Salado Business Center, exclusive of closing costs, was $7.4 million. We used proceeds from the Offering to pay the contract purchase price.

On August 3, 2007, we acquired a 70% ownership interest in a master planned, mixed-use development in Frisco, Texas, (“Frisco Square”) consisting of approximately 49.5 acres of entitled and unimproved land plus existing improvements comprised of 114 multi-family units, approximately 57,000 square feet of retail and restaurant space, and approximately 43,500 square feet of office space. The total contract purchase price of Frisco Square, exclusive of closing costs, was $67.8 million. We used proceeds from the Offering plus assumed debt totaling $29.9 million to pay the contract purchase price.

On September 13, 2007, we acquired a portfolio of three office buildings, containing approximately 579,000 aggregate square feet of rentable office space, located within suburban submarkets of Houston, Texas (the “Houston Portfolio”).

The Houston Portfolio consists of the following office buildings:

•                  a nine-story office building containing approximately 180,000 rentable square feet, with a six-level attached parking garage, located on approximately 4.2 acres of land (“Northpoint Central”);

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

•                  a six-story office building containing approximately 157,000 rentable square feet, with a three-level attached parking garage, located on approximately 4.4 acres of land (“Regency Center”); and

•                  a 16-story office building containing approximately 242,000 rentable square feet, with a seven-level attached parking garage, located on approximately 1.5 acres of land (“2603 Augusta”).

The total contract purchase price for the Houston Portfolio, exclusive of closing costs, was approximately $73 million and was paid entirely through the use of proceeds from our Offering.

On September 20, 2007, under separate contribution agreements, we acquired 50% interests in two student housing apartment projects, GrandMarc TCU located in Ft. Worth, Texas and GrandMarc UVA located in Charlottesville, Virginia, for an aggregate capital contribution of $14.2 million. The $14.2 million capital contribution was paid entirely through the use of proceeds from repayment of the mezzanine loans originally made in February 2007 (“GrandMarc Loans”) to provide financing for the student housing apartment projects.

Business Combination

On June 6, 2007, we acquired an 85% ownership interest in a 56 room resort, which includes a 20,000 square foot spa, in Edwards, Colorado (“The Lodge & Spa at Cordillera”). The Lodge & Spa at Cordillera is situated on 8.3 acres of land, which includes 3.5 acres of land planned for development into 19 additional units. In addition, The Lodge & Spa at Cordillera includes an adjacent 23.2 acres of vacant land, which is entitled for residential development. The purchase price for The Lodge & Spa at Cordillera was $36.5 million, including direct acquisition costs and the portion funded by our 15% unaffiliated partner. We used proceeds from the Offering to pay the purchase price.

The following summary presents the initial estimated allocation of the purchase price of The Lodge & Spa at Cordillera to the assets acquired and liabilities assumed.  We are in the process of finalizing the allocation, which is subject to change until our information is finalized, no later than twelve months from the acquisition date.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following summary presents the results of operations for the three months ended September 30, 2006 and the nine months ended September 30, 2007 and 2006, on an unaudited pro forma basis, as if the acquisition of The Lodge & Spa at Cordillera had occurred as of the beginning of the respective periods.  The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1 of the respective years, nor are they indicative of results of operations that may occur in the future.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2007	2006
Total revenues	$3,097,452	$25,346,298	$7,116,922
Total expenses	(3,979,548)	(29,868,352)	(9,712,649)
Interest income	885,109	2,939,418	1,786,950
Minority interest	233,828	(18,660)	440,091

Net income (loss)	$236,841	$(1,601,296)	$(368,686)

Earnings (loss) per share:
Basic	$0.02	$(0.05)	$(0.05)
Diluted	$0.02	$(0.05)	$(0.05)

6.                            Real Estate Investments

As of September 30, 2007, we wholly owned nine properties and consolidated four properties through investments in limited liability companies. In addition, we are the mezzanine lender for two development properties which we consolidate under FIN 46R. We have non-controlling, unconsolidated ownership interests in three properties that are accounted for using the equity method:  Royal Island, GrandMarc TCU, and GrandMarc UVA. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement. The following table presents certain information about our consolidated properties as of September 30, 2007:

		Approximate
		Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
Whitewater Property	Minnetonka, Minnesota	71,000	2-story office building	100%
Ferncroft Corporate Center	Middleton, Massachusetts	226,000	8-story office building	100%
Bent Tree Green	Dallas, Texas	138,000	3-story office building	100%
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus	100%
Santa Clara Tech Center	Santa Clara, California	456,000	3-building office complex	100%
Northpoint Central	Houston, Texas	180,000	9-story office building	100%
Regency Center	Houston, Texas	157,000	6-story office building	100%
2603 Augusta	Houston, Texas	242,000	16-story office building	100%
Chase Park Plaza	St. Louis, Missouri	—	hotel and redevelopment property	95%
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and redevelopment property	85%
Rio Salado Business Center	Phoenix, Arizona	—	development property	90%
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	70%
Alexan Voss	Houston, Texas	—	development property	Lender
Alexan Black Mountain	Henderson, Nevada	—	development property	Lender
Royal Island	Commonwealth of Bahamas	—	development property	31%
GrandMarc TCU	Ft. Worth, Texas	—	student housing	50%
GrandMarc UVA	Charlottesville, Virginia	—	student housing	50%

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

Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN 46R and that we are the primary beneficiary of these variable interest entities. Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing. As of September 30, 2007, there was $56.8 million of real estate under development related to Alexan Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction and mezzanine loans of $50 million. The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities. As of September 30, 2007, the outstanding principal balance under our mezzanine loans was $20.1 million, which is eliminated, along with accrued interest and loan origination fees, upon consolidation.

8.                            Notes Receivable

In February 2007, we made two mezzanine loans to provide financing for student housing apartment projects in Fort Worth, Texas and Charlottesville, Virginia. The aggregate principal amount of the mezzanine loans was $14.2 million. The mezzanine loans accrued interest at 10% per annum and the original maturity was February 25, 2008. On September 20, 2007, in accordance with the contribution agreements associated with these loans, the loans were repaid and the proceeds were contributed for our 50% equity interests in two newly formed joint ventures with the mezzanine borrowers for a total contribution of $14.2 million.

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

9.                            Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs on our real estate properties under development. For the three and nine months ended September 30, 2007, we capitalized a total of $13.7 million and $30.1 million, respectively, in such costs associated with real estate under development.

For the three and nine months ended September 30, 2007, we capitalized $1.2 million and $2.3 million in interest, respectively, and less than $0.1 million and $0.1 million in amortization of deferred financing costs, respectively, for our real estate under development. We had no real estate properties under development during the three and nine months ended September 30, 2006.

During the third quarter of 2007, we transferred $66.6 million of condominium construction-in-progress costs related to Chase Park Plaza and The Lodge & Spa at Cordillera to condominium inventory from real estate under development on our consolidated balance sheet.  Certain redevelopment costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza and The Lodge & Spa at Cordillera have been capitalized on our consolidated balance sheet at September 30, 2007. For the three and nine months ended September 30, 2007, we capitalized a total of $6.9 million and $14.3 million, respectively, in costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera, including $0.2 million and $0.3 million of interest, respectively.

10.                     Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  In June 2007, we entered into two interest rate cap agreements associated with our Santa Clara Tech Center property. During the nine months ended September 30, 2007, we recorded unrealized losses of $93,620 to accumulated other comprehensive loss in our statement of stockholders’ equity to adjust the carrying amount of the interest rate caps to their fair values at September 30, 2007.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  The following table summarizes the notional values and fair values of our derivative financial instruments as of September 30, 2007. The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2007, but do not represent exposure to credit, interest rate, or market risks.

Hedge Type	Notional Value	Interest Rate	Maturity	Fair Value
Interest rate cap - cash flow	$35,115,000	6%	June 15, 2010	$40,988
Interest rate cap - cash flow	$17,000,000	6%	June 15, 2010	$19,843

The derivative instruments were reported at their combined fair values of $60,831 in prepaid expenses and other assets at September 30, 2007, with a corresponding adjustment to other comprehensive income for the unrealized gains and losses.  Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings, of which an insignificant amount is expected to be reclassified in 2007.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.  There was no hedge ineffectiveness during the nine months ended September 30, 2007.

11.                     Mortgages Payable

The following table sets forth our mortgages payable on our consolidated properties, including the mortgage obligations of properties consolidated under FIN 46R at September 30, 2007 and December 31, 2006:

	September 30,	December 31,	Interest	Maturity
Description	2007	2006	Rate	Date
Ferncroft Corporate Center	$18,000,000	$18,000,000	6.33%	9/1/2013
Alexan Voss (1)	10,598,654	10,403,747	30-day LIBOR + 1.6% (2)	3/22/2010
Alexan Black Mountain (1)	19,256,711	5,799,792	30-day LIBOR + 1.6%(2)	9/29/2009
Chase Park Plaza	55,000,000	55,000,000	5.2%	8/1/2010
Santa Clara Tech Center	52,115,000	—	30-day LIBOR + 1.75%(2)	6/9/2010
Frisco Square - Comerica	21,115,280	—	Prime Rate + 0.25%, or Eurodollar Rate + 3%(3)	12/3/2007

Frisco Square - F1-10	8,272,330	—	Prime Rate + 1%	11/6/2007
Frisco Square - B1-7	531,088	—	Prime Rate + 3%	On Demand
Frisco Square - Compass	2,489,484	—	Prime Rate, or LIBOR	3/8/2009
	$187,378,547	$89,203,539

(1)          The mortgages payable of our mezzanine borrowers consolidated under FIN 46R are obligations of our mezzanine borrowers and have no recourse to us.

(2)          30-day London Interbank Offer Rate (“LIBOR”) was 5.12% at September 30, 2007.

(3)          At September 30, 2007, the Prime Rate was 7.75% and the one-month Eurodollar Rate was 5.15%.

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

On May 2, 2007, we acquired the Santa Clara Tech Center using approximately $52.1 million under a bridge promissory note dated May 2, 2007 (the “Santa Clara Bridge Note”) from a financial institution (the “Santa Clara Lender”) to pay a portion of the $70 million contract purchase price for the Santa Clara Tech Center. On June 8, 2007, we obtained permanent financing for the acquisition of the Santa Clara Tech Center and paid off the Santa Clara Bridge Note through a loan agreement (the “Santa Clara Loan Agreement”) and a mezzanine loan agreement (the “Santa Clara Mezzanine Loan Agreement”) with the Santa Clara Lender. Borrowings under the Santa Clara Loan Agreement may total up to $59.5 million, and the Santa Clara Tech Center is held as collateral for the Santa Clara Loan Agreement. Borrowings under the Santa Clara

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Mezzanine Loan may total up to $20 million. The interest rate under the Santa Clara Loan Agreement and the Santa Clara Mezzanine Loan Agreement is equal to the 30-day LIBOR rate plus 1.75%, with interest being calculated on the unpaid principal. The LIBOR rate is capped at 6% through interest rate cap agreements. Monthly payments of unpaid accrued interest only are due beginning July 9, 2007. A final payment of the principal and unpaid accrued interest is due and payable on June 9, 2010, the maturity date.

On August 3, 2007, we acquired a 70% interest in Frisco Square using an aggregate of $29.9 million of assumed debt under four separate notes:

•                  We assumed $21.1 million under the Frisco Square — Comerica note, which bears interest at the election of the borrower at either the Prime Rate plus 0.25% or the Eurodollar Rate plus 3%. Monthly payments of interest only are required with any remaining balance payable at the maturity date, December 3, 2007. Prepayment is permitted at any time subject to the expiration of any applicable Eurodollar interest period. In addition, we have guaranteed payment of the debt under the Frisco Square — Comerica loan with our liability limited to 70% of the principal outstanding plus interest and costs.

•                  We assumed $8.3 million under the Frisco Square — F1-10 note, which bears interest at the Prime Rate plus 1%. Monthly payments of interest only are required and the Frisco Square — F1-10 note matures on November 6, 2007. We have guaranteed payment of the debt with our liability limited to 70% of the principal outstanding plus interest and costs.

•                  We assumed $0.5 million under the Frisco Square — B1-7 note, which bears interest at the Prime Rate plus 3%. Monthly payments of interest only are required and the Frisco Square — B1-7 note matures on demand. We have guaranteed payment of the debt with our liability limited to 70% of the principal outstanding plus interest and costs.

•                  We assumed $1,000 under the Frisco Square — Compass note, which bears interest at the election of the borrower, at either the Prime Rate or an interest rate based on LIBOR. Monthly payments of interest only are required with any remaining balance payable at the maturity date, March 8, 2009. As of September 30, 2007, the balance of the note was $2.5 million with $6.4 million of the loan proceeds remaining available for disbursement.

As of September 30, 2007, we were in compliance with the debt covenants under our loan agreements.

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

Share Redemption Program

Our board of directors has authorized and adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year. The purchase price for the redeemed shares is set forth in the prospectus for the Offering of our common stock. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive). As of September 30, 2007, we had redeemed 93,096 shares of common stock.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Incentive Award Plan

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors, and consultants of our affiliates. A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. As of September 30, 2007, options to purchase 39,583 shares of stock were outstanding, of which 26,250 are fully vested, at a weighted average exercise price of $9.10.

Distributions

We initiated the payment of monthly distributions in August 2006 in the amount of a 2% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0005479 per share. In December 2006, our board of directors declared distributions to be paid in the first quarter of 2007 in the amount of a 2.5% annualized rate of return, calculated on a daily record basis of $0.0006849 per share. In March 2007, our board of directors declared distributions to be paid in the second quarter of 2007 in the amount of a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share. Pursuant to our DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued. Distributions declared and payable as of September 30, 2007 were $1.1 million, including $0.3 million of cash distributions payable and $0.8 million of distributions in stock to be reinvested through our DRIP.

The following are the distributions declared by quarter for the nine months ended September 30, 2007 and 2006.

2007	Total	Cash	DRIP
1st Quarter	$1,279,062	$271,994	$1,007,068
2nd Quarter	2,254,007	523,210	1,730,797
3rd Quarter	3,217,364	773,143	2,444,221

Total	$6,750,433	$1,568,347	$5,182,086

2006	Total	Cash	DRIP
1st Quarter	$—	$—	$—
2nd Quarter	—	—	—
3rd Quarter	572,952	131,669	441,283

Total	$572,952	$131,669	$441,283

13.                     Related Party Arrangements

Behringer Opportunity Advisors and certain of its affiliates receive fees and compensation in connection with our Offering, and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor and the dealer manager for the Offering, receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers; provided that Behringer Securities will receive 1% of the gross proceeds of purchases pursuant to our DRIP. Behringer Securities reallows 100% of the commissions earned to participating broker-dealers. In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers will be paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities will not receive dealer manager fees for purchases pursuant to our DRIP. Behringer Securities may reallow all or a portion of its dealer manager fees in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for actual out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties. For the nine months ended September 30, 2007, Behringer Securities’ commissions and dealer manager fees totaled $19.6 million and $5.9 million, respectively, and were recorded as a reduction to additional paid-in capital. In the nine months ended September 30, 2006, Behringer Securities’ commissions and dealer manager fees totaled $7.4 million and $2.2 million, respectively, and were recorded as a reduction to additional paid-in capital.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Behringer Opportunity Advisors, or its affiliates, receive up to 2% of gross offering proceeds for organization and offering expenses incurred in connection with the Offering; except that no organization and offering expenses are reimbursed with respect to purchases made pursuant to our DRIP. Since our inception through September 30, 2007, $10.1 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors or its predecessor in interest on our behalf. Of this amount, $9.5 million had been reimbursed by us and $0.6 million of reimbursements payable is included in payables to affiliates on our balance sheet. Of the $9.5 million of organization and offering expenses reimbursed by us through September 30, 2007, less than $0.1 million had been expensed as organizational costs with the remainder recorded as a reduction of additional paid-in capital. For the nine months ended September 30, 2007, $5.9 million of organization and offering expenses were reimbursed by us and were recorded as a reduction of additional paid-in capital. In the nine months ended September 30, 2006, $2.2 million of offering and organization expenses had been reimbursed by us and was recorded as a reduction of additional paid-in capital. Behringer Opportunity Advisors, or its affiliates, determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Behringer Opportunity Advisors, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan. Our advisor or its affiliates also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced. Behringer Opportunity Advisors or its predecessor in interest earned $12 million in acquisition and advisory fees and $2.4 million in acquisition expense reimbursements for our investments made during the nine months ended September 30, 2007. In the nine months ended September 30, 2006, our advisor earned $1.2 million in acquisition and advisory fees and $0.2 million in acquisition expense reimbursements. For property acquisitions, we capitalize these fees as part of our real estate and for loans, we defer these fees to be amortized over the loan term.

We pay Behringer Opportunity Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us. We incurred $0.8 million of debt financing fees during the nine months ended September 30, 2007. Debt financing fees of $0.2 million were incurred by us for the nine months ended September 30, 2006.

We pay HPT Management Services LP (“HPT Management”), an affiliate of our advisor and our property manager, fees for management and leasing of our properties, which may be subcontracted to unaffiliated third parties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property. We incurred and expensed such fees totaling $0.4 million in the nine months ended September 30, 2007 and less than $0.1 million in the nine months ended September 30, 2006.

We pay Behringer Opportunity Advisors an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate. The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month. For the nine months ended September 30, 2007, we expensed $1.5 million of asset management fees and capitalized $0.1 million of asset management fees to real estate. For the nine months ended September 30, 2006, we incurred and expensed $0.1 million of asset management fees.

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

At September 30, 2007, we had a payable to our advisor and its affiliates of $0.7 million. This balance consists primarily of reimbursable offering expenses payable to Behringer Opportunity Advisors (or its predecessor in interest), management fees payable to HPT Management, and commissions payable to Behringer Securities.

We are dependent on Behringer Opportunity Advisors, Behringer Securities and HPT Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide us with the respective services, we would be required to obtain such services from other sources.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

14.                     Commitments and Contingencies

Upon acquisition of one of our properties, we assumed a “guaranteed maximum price” contract with a construction manager for real estate under development where we may be obligated to pay up to $9.3 million in total construction costs. As of September 30, 2007, $5.9 million had been paid under this contract, including amounts paid by us or by the previous owner prior to our acquisition.

Our mezzanine borrowers, which are consolidated under FIN 46R, have contracts with construction managers to build apartment projects. One of these contracts is a guaranteed maximum price contract and the other contract is for total project cost plus a fixed fee. The guaranteed maximum price contract is for up to $22.9 million in total construction costs, of which $14.3 million had been paid as of September 30, 2007. As of September 30, 2007, $3.9 million had been paid under the other contract. The consolidated members of the consolidated group, exclusive of our consolidated borrowers, are not obligated to pay the construction costs for such contracts.

15.                     Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007	2006
Supplemental disclosure:
Interest paid, net of amounts capitalized	$3,344,199	$16,997

Non–cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$465,867	$—
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$5,606,778	$—
Conversion of notes receivable to investments in unconsolidated joint ventures	$14,165,000	$—
Amortization of deferred financing fees in properties under development	$95,287	$—

Non–cash financing activities:
Common stock issued in distribution reinvestment plan	$5,644,670	$280,656
Assumed debt on acquisition of real estate investment	$29,949,666	$—

16.                     Subsequent Events

On October 26, 2007, we filed a Registration Statement on Form S-3 (SEC Registration No. 333-146965) under the Securities Act, which automatically became effective upon its filing, with respect to a “best efforts” offering of up to 6,315,790 shares under our Second Amended and Restated Distribution Reinvestment Plan pursuant to which our stockholders may elect to have their distributions reinvested in additional shares of our common stock at a price of up to $9.50 per share, for an aggregate offering price of $60 million. No selling commissions or dealer manager fees will be paid in connection with the offer or sale of our shares pursuant to this Registration Statement. We intend to offer shares pursuant of this Registration Statement after November 16, 2007.

The maturity date of the Frisco Square — F1-10 note related to our investment in Frisco Square was November 6, 2007. We are currently negotiating with the lender to extend the term of this loan; however, no assurances can be given that an agreement to extend the term of this loan will be reached.

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

Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

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

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial non-cancelable term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial non-cancelable term and any anticipated renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

Other intangible assets consist of the value of an identified hotel trade name and in-place property tax abatements. These fair values are based on management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of trade names are amortized over the estimated useful life of 20 years using the straight-line method and the value of the in-place property tax abatement is amortized over its estimated term of 10 years using the straight-line method.

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

Impairment of Long-Lived Assets

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

For notes receivable, management reviews the terms and conditions underlying the outstanding notes receivable. If management determines that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note. There were no impairment charges for the three and nine months ended September 30, 2007 or 2006.

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

On September 20, 2005, our Registration Statement on Form S-11 (File No. 333-120847) covering the Offering of up to 40,000,000 shares of common stock to be offered at a price of $10.00 per share and up to 8,000,000 shares of common stock at a price of $9.50 per share pursuant to our DRIP was declared effective under the Securities Act. On November 17, 2006, we registered an additional 6,587,065 shares of common stock pursuant to the Offering through the filing of a Registration Statement on Form S-11 (File No. 333-138804) pursuant to Rule 462(b) under the Securities Act. We subsequently reallocated the shares of common stock in the Offering to provide $530 million, or 53,000,000 shares, for sale in the primary offering and $11.9 million, or 1,249,542 shares, for sale through our DRIP.

On October 27, 2005, the conditions of our escrow agreement with Citibank Texas, N.A. were satisfied and as a result, operations commenced on November 9, 2005 upon acceptance of initial subscriptions. On November 9, 2005, we had received and accepted subscriptions for 441,204 shares of common stock for gross offering proceeds of $4.4 million. As of September 30, 2007, we had sold 48,206,420 shares of our common stock, including 742,118 shares through the DRIP, for gross offering proceeds of $480.2 million. In addition, 21,739 shares owned by Behringer Harvard Holdings were outstanding as of September 30, 2007. As of September 30, 2007, we had no shares of preferred stock issued or outstanding and 1,000 shares of convertible stock issued and outstanding.

Results of Operations

As of September 30, 2007, we had invested in 18 properties: nine wholly owned properties; four other consolidated properties we own an interest in through investments in limited liability companies including two mixed-use hotel and residential properties; one investment in an island development accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two apartment development properties as a mezzanine lender consolidated under FIN 46R. Our investment properties are located in the Commonwealth of the Bahamas, Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, and Texas. As of September 30, 2006, we had invested in only four properties, two wholly owned properties and two development properties we consolidated under FIN 46R as a mezzanine lender. Accordingly, our results of operations for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, reflect significant increases in most categories.

Three months ended September 30, 2007 as compared to three months ended September 30, 2006

Revenues. Our total revenues increased by $9.2 million to $10.5 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, primarily due to increased rental revenue resulting from the acquisition of new properties from which we receive rent. In addition, rental revenue for the three months ended September 30, 2007 includes revenue from the lease of the hotel-related management and operations of Chase Park Plaza, a mixed-use hotel and residential property acquired in December 2006. Hotel revenues for the three months ended September 30, 2007 totaled $2.6 million and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera, a resort and spa property acquired in June 2007. We expect increases in rental revenue in the future as we purchase additional real estate properties.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2007 were $4.1 million as compared to $0.6 million for the three months ended September 30, 2006 and were comprised of property operating expenses from our consolidated properties. The increase in property operating expenses is primarily due to the increased number of real estate properties acquired. We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended September 30, 2007 was $1.8 million as compared to $0.1 million for the three months ended September 30, 2006, and was primarily comprised of interest expense attributable to the debt on Chase Park Plaza and Santa Clara Tech Center. We had only one outstanding mortgage payable during the three months ended September 30, 2006. We expect continued increases in mortgages payable and in the related interest expense in the future as we purchase and invest in additional real estate properties.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended September 30, 2007 were $1 million as compared to $0.1 million for the three months ended September 30, 2006 and were comprised of real estate taxes from each of our consolidated properties. The increase in real estate taxes is primarily due to our increased number of consolidated real estate properties. We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property / Asset Management Fees. Property and asset management fees for the three months ended September 30, 2007 totaled $1 million compared to $0.1 million for the same period in 2006 and were comprised of fees incurred by our consolidated properties. Property and asset management fees increased due to the additional properties acquired. We expect increases in property and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2007 were $0.3 million as compared to $0.2 million for the three months ended September 30, 2006 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees, and other administrative expenses. The increase is due to increased corporate activity. We expect increases in general and administrative expenses in the future as we invest in additional real estate properties.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2007 was $3.7 million as compared to $0.4 million for the three months ended September 30, 2006 and was comprised of depreciation and amortization expense from each of our consolidated operational properties. For the three months ended September 30, 2006, depreciation and amortization expense resulted from only two consolidated properties, Whitewater and Ferncroft Corporate Center. We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties and as properties under development become operational.

Interest Income. Interest income was $1.4 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively, and was comprised of interest income associated with our notes receivable and funds on deposit with banks. The increase in interest income is due to interest earned on our notes receivable in 2007 of $0.6 million.

Minority Interest. Minority interest for the three months ended September 30, 2007 represents the net income of the two VIEs that we consolidate under FIN 46R as a mezzanine lender, the 5% unaffiliated partner’s share of the net loss of Chase Park Plaza, the 15% unaffiliated partner’s share of the net loss of The Lodge & Spa at Cordillera, the 10% unaffiliated partner’s share of the net loss of Rio Salado Business Center, and the 30% unaffiliated partner’s share of the net loss of Frisco Square. In 2006, minority interest consisted only of the net income of the two VIEs that we consolidate under FIN No. 46R as a mezzanine lender.

Nine months ended September 30, 2007 as compared to nine months ended September 30, 2006

Revenues. Our total revenues increased by $20.6 million to $22.4 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, primarily due to increased rental revenue resulting from the acquisition of new properties from which we receive rent. In addition, rental revenue for the nine months ended September 30, 2007 includes revenue from the lease of the hotel-related management and operations of Chase Park Plaza, a mixed-use hotel and residential property acquired in December 2006. Hotel revenues for the nine months ended September 30, 2007 totaled $3.2 million and consist of revenues generated by the operations of The Lodge & Spa at Cordillera, a resort and spa property acquired in June 2007. We expect increases in rental revenue in the future as we purchase additional real estate properties.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2007 were $7.5 million as compared to $0.7 million for the nine months ended September 30, 2006 and were comprised of property operating expenses from our consolidated properties. The increase in property operating expenses is primarily due to the increased number of real estate properties acquired. We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Interest Expense. Interest expense, net of amounts capitalized, for the nine months ended September 30, 2007 was $4.1 million as compared to $0.1 million for the nine months ended September 30, 2206 and was primarily comprised of interest expense attributable to the debt on Chase Park Plaza and Santa Clara Tech Center. We had only one outstanding mortgage payable during the nine months ended September 30, 2006. We expect continued increases in mortgages payable and in the related interest expense in the future as we purchase and invest in additional real estate properties.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the nine months ended September 30, 2007 were $2.3 million as compared to $0.2 million for the nine months ended September 30, 2006 and were comprised of real estate taxes from each of our consolidated properties. The increase in real estate taxes is primarily due to our increased number of consolidated real estate properties. We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property / Asset Management Fees. Property and asset management fees for the nine months ended September 30, 2007 totaled $2.1 million as compared to $0.1 million for the same period in 2006 and were comprised of fees incurred by our consolidated properties. Property and asset management fees increased due to the additional properties acquired. We expect increases in property and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2007 were $1 million as compared to $0.6 million for the nine months ended September 30, 2006 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees, and other administrative expenses. The increase is due to increased corporate activity. We expect increases in general and administrative expenses in the future as we invest in additional real estate properties.

Advertising Costs. Advertising costs for the nine months ended September 30, 2007 were $0.8 million, consisting of marketing and advertising costs related to the Chase Park Plaza hotel and residential property, which was acquired in December 2006. For the nine months ended September 30, 2006, we did not incur any significant advertising costs.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2007 was $8 million as compared to $0.6 million for the nine months ended September 30, 2006 and was comprised of depreciation and amortization expense from each of our consolidated operational properties. For the nine months ended September 30, 2006, depreciation and amortization expense resulted from only two consolidated properties,

Whitewater and Ferncroft Corporate Center. We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties and as properties under development become operational.

Interest Income. Interest income was $2.9 million and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively, and was comprised of interest income associated with our notes receivable and funds on deposit with banks. The increase in interest income is due to interest earned on our notes receivable in 2007 of $0.9 million.

Minority Interest. Minority interest for the nine months ended September 30, 2007 represents primarily the net income of the two VIEs that we consolidate under FIN 46R as a mezzanine lender, the 5% unaffiliated partner’s share of the net loss of Chase Park Plaza, the 15% unaffiliated partner’s share of the net loss of The Lodge & Spa at Cordillera, the 10% unaffiliated partner’s share of the net loss of Rio Salado Business Center, and the 30% unaffiliated partner’s share of the net loss of Frisco Square. In 2006, minority interest consisted only of the net income of the two VIEs that we consolidate under FIN 46R as a mezzanine lender.

Cash Flow Analysis

Cash flows used in operating activities for the nine months ended September 30, 2007 were $5.4 million and were comprised primarily of the net loss of $0.9 million, adjusted for depreciation and amortization expense of $6.4 million, amortization of deferred financing fees of $1 million, an increase in condominium inventory of $12.7 million, and net changes in working capital of $0.6 million. During the nine months ended September 30, 2006, cash flows provided by operating activities were $2.7 million and were comprised of the net income of $1.4 million, adjusted for depreciation and amortization expense of $0.4 million and net changes in working capital of $1 million. Operating cash flows were significantly lower than the nine months ended September 30, 2006 due to increased condominium development.

Cash flows used in investing activities for the nine months ended September 30, 2007 were $329.4 million and primarily represented acquisitions of real estate totaling $243.2 million, acquisition of an interest in unconsolidated joint venture of $22.6 million, capital expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $32.6 million, investment in notes receivable of $14.2 million, and additions to property and equipment, including costs for assets placed into service, of $9.5 million. During the nine months ended September 30, 2006, cash flows from investing activities were $56.2 million and primarily represented real estate purchases totaling $36.9 million and capital expenditures of properties under development of our consolidated borrowers of $17.4 million.

Cash flows provided by financing activities for the nine months ended September 30, 2007 were $327.9 million and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $263.8 million, proceeds from a bridge note of $52.1 million related to our acquisition of Santa Clara Tech Center, proceeds from mortgages payable of $2.5 million, and proceeds from mortgages of consolidated borrowers related to our VIEs consolidated under FIN 46R totaling $13.7 million. During the nine months ended September 30, 2006, cash flows provided by financing activities were $121.1 million and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $97.8 million, proceeds from mortgages payable of $18 million, and proceeds from mortgages of consolidated borrowers of $5.8 million.

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

The payment terms of our loan obligations vary. In general, interest only is payable monthly (and is generally drawn on the underlying construction loan for properties under development), with all unpaid principal and interest due at maturity. Our loan agreements stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, maintaining minimum debt service coverage ratios. As of September 30, 2007, we were in compliance with the debt covenants under our loan agreements.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, and subsidiaries. We believe that FFO is helpful to investors and our management as a measure of operating performance of our operating assets because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a supplemental understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. FFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our calculation of FFO for the three and nine months ended September 30, 2007 and 2006 is presented below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$(287,958)	$817,274	$(895,611)	$1,388,523
Preferred stock dividends	—	—	—	—
Net income (loss) allocable to common stock	(287,958)	817,274	(895,611)	1,388,523

Real estate depreciation (1)	2,071,662	231,583	4,630,470	327,273
Real estate amortization (1)	1,446,515	66,630	3,163,259	122,602

Funds from operations (FFO)	$3,230,219	$1,115,487	$6,898,118	$1,838,398

GAAP Weighted Average Shares:
Basic	42,499,702	11,340,747	31,154,323	7,701,098
Diluted	42,499,702	11,367,997	31,154,323	7,716,576

(1)          This represents the depreciation and amortization expense of the properties we wholly own and our 95%, 85%, and 70% ownership share of depreciation and amortization expense for Chase Park Plaza, The Lodge & Spa at Cordillera, and Frisco Square, respectively.

Provided below is additional information related to selected non-cash items included in net income (loss) above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of $1.1 million and $3 million was recognized for the three and nine months ended September 30, 2007, respectively, and $34,000 and $49,000 was recognized for the three and nine months ended September 30, 2006, respectively;

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $0.8 million and $1.8 million for the three and nine months ended September 30, 2007, respectively, and $104,000 and $127,000 for the three and nine months ended September 30, 2006, respectively;

•                  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively. There were no property tax abatement intangibles or related amortization recognized during the three and nine months ended September 30, 2006;

•                  Bad debt expense of $24,500 and $34,000 was recognized for the three and nine months ended September 30, 2007, respectively. There was no bad debt expense recognized during the three and nine months ended September 30, 2006; and

•                  Amortization of deferred financing costs of $0.2 million and $0.4 million was recognized as interest expense for mortgages and notes payable for the three and nine months ended September 30, 2007, respectively, and $0.1 million and $0.5 million was recognized as a reduction of interest income for notes receivable for the three and nine months ended September 30, 2007. Amortization of deferred financing costs for the three and nine months ended September 30, 2006 related to the Ferncroft Corporate Center and totaled $3,800.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

During the three and nine months ended September 30, 2007, we declared and paid distributions almost entirely from FFO and expect to continue to do so, except to the extent of distributions from the sale of our assets. However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty. For example, if we are not able to timely invest net proceeds of the Offering at favorable yields, future distributions declared and paid may exceed FFO.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in unconsolidated joint ventures, minority interest, income taxes, and the gain or loss on the sale of assets. We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties. To facilitate understanding of this financial measure, a reconciliation of NOI to net income in accordance with GAAP for the three and nine months ended September 30, 2007 and 2006 is provided below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$10,500,985	$1,316,884	$22,439,911	$1,791,128

Operating expenses:
Property operating expenses	4,106,693	564,863	7,490,410	700,505
Real estate taxes	1,022,683	109,362	2,255,907	190,878
Property management fees	267,849	38,194	546,478	57,841
Total operating expenses	5,397,225	712,419	10,292,795	949,224
Net operating income	$5,103,760	$604,465	$12,147,116	$841,904
Reconciliation to Net Income
Net operating income	$5,103,760	$604,465	$12,147,116	$841,904
Adjustments for:
Depreciation and amortization	(3,691,557)	(403,056)	(8,040,099)	(577,309)
General and administrative expense	(307,182)	(206,845)	(1,015,514)	(578,613)
Interest expense	(1,758,591)	(127,665)	(4,060,947)	(127,665)
Asset management fees	(714,585)	(65,416)	(1,508,665)	(87,396)
Advertising costs	(158,067)	—	(781,312)	—
Provision for income tax	(45,758)	—	(70,845)	—
Equity loss on unconsolidated JVs	(227,353)	—	(295,039)	—
Interest income	1,365,703	885,094	2,939,326	1,786,905
Minority Interest	145,672	130,697	(209,632)	130,697
Net income (loss)	$(287,958)	$817,274	$(895,611)	$1,388,523

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $187.4 million in mortgages and notes payable at September 30, 2007, $114.4 million represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidate under FIN 46R. If our variable interest rates increased 1%, we estimate that total annual interest costs, including interest expensed, interest capitalized, and the effects of the interest rate cap on the Santa Clara Tech Center note, would increase by $0.2 million.

In June 2007, we entered into two interest rate cap agreements (the “Caps”) for a total notional amount of $52.1 million to hedge changes in LIBOR above 6% (the “Strike Rate”) on our LIBOR-based $52.1 million note payable related to our Santa Clara Tech Center property. The note matures on June 9, 2010. The Caps are treated as cash flow hedges for accounting purposes in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. The Caps are with highly rated counterparties and limit the base LIBOR rate to increases not higher than the Strike Rate. At September 30, 2007, the Caps were reported at their combined fair value of $60,831 within prepaid expenses and other assets. A 1% increase in interest rates would not result in any significant change in fair value.

We maintain less than $0.1 million in a Euro-denominated account at a European financial institution. We are not materially exposed to any significant foreign currency fluctuations.

Item 4T.                 Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud or error, if any, within a company have been detected.

There have been no changes in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2                                                              Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

Pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-120847) filed under the Securities Act and declared effective by the SEC on September 20, 2005, as amended, and a Registration Statement on Form S-11 (SEC Registration No. 333-138804) filed pursuant to Rule 462(b) under the Securities Act on November 17, 2006, as of September 30, 2007, we were offering for sale to the public on a “best efforts” basis (1) a maximum of 53,000,000 shares of our common stock at a price of $10.00 per share and (2) up to 1,249,542 additional shares pursuant to the DRIP pursuant to which our stockholders could elect to have their distributions reinvested in additional shares of our common stock at a price of up to $9.50 per share, for a total aggregate offering price of $541.9 million. As of September 30, 2007, we had sold 48,206,420 shares of our common stock on a best efforts basis pursuant to the Offering for aggregate gross offering proceeds of approximately $480.2 million.

The above-stated number of shares sold and the gross offering proceeds received from such sales does not include 21,739 shares of common stock purchased by Behringer Harvard Holdings in a private placement in 2004, prior to the commencement of the Offering.

From the commencement of the Offering through September 30, 2007, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Type of Expense	Amount

Other expenses to affiliates *	$50,222,052
Other expenses to non-affiliates	820,547
Total expenses	$51,042,599

*“Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through September 30, 2007, the net offering proceeds to us from the Offering, after deducting the total expenses incurred described above, were approximately $429.1 million. From the commencement of the Offering through September 30, 2007, we had used approximately $312.5 million of such net proceeds to purchase interests in real estate and fund development for real estate, net of mortgages payable, and approximately $20.6 million was invested through mezzanine loans. Of the amount used for the purchase of these investments, approximately $19.3 million was paid to Behringer Opportunity Advisors (or its predecessor in interest) as acquisition and advisory fees and acquisition expense reimbursement.

Share Redemption Program

In February 2006, our board of directors adopted a share redemption program for our investors. The purchase price for the redeemed shares is set forth in the prospectus for our Offering of common stock, as supplemented. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. Under the terms of the program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds from our DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive). During the quarter ended September 30, 2007, we redeemed shares as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2007	—	$—	—	(1)
August 2007	47,297	$9.24	47,297	(1)
September 2007	—	$—	—	(1)
Total	47,297	$9.24	47,297	(1)

 (1)       A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

None.

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

Behringer Harvard Opportunity REIT I, Inc.

Dated: November 14, 2007	By:	/s/ Gary S. Bresky
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

4.2(a)

Second Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit A to prospectus contained in Registration Statement on Form S-3, Commission File No. 333-146965, filed on October 26, 2007)

4.3	Automatic Purchase Plan of the Registrant, effective as of September 20, 2005 (included as Appendix D to prospectus dated June 1, 2006)

10.1

Agreement of Limited Partnership between Behringer Harvard Frisco Square GP, LLC, Behringer Harvard Frisco Square Investor, LLC, Frisco Square Land, Ltd., Frisco Square Properties, Ltd., Frisco Square B1-6, F1-11, Ltd., and Frisco Square B1-7, F1-10, Ltd. regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File
No. 333-120847, filed on October 24, 2007)

10.2

Contribution Agreement between Frisco Square Land, Ltd., Frisco Square Properties, Ltd., Frisco Square B1-6,
F1-11, Ltd., Frisco Square B1-7, F1-10, Ltd., and Behringer Harvard Frisco Square LP regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.3

Supplement to Contribution Agreement between Frisco Square B1-6, F1-11, Ltd. and Behringer Harvard Frisco Square LP regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.4

Assumption and Modification Agreement among Frisco Square Land, Ltd., BHFS I, LLC, and Comerica Bank regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.5

Guaranty Agreement made by the Registrant as guarantor to and for the benefit of Comerica Bank regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.6

Amended and Restated Loan Agreement between Frisco Square Land, Ltd. and Comerica Bank regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.7

Amended and Restated Eurodollar Rate-Single Payment Note (Term Note) made by Frisco Square Land, Ltd. payable to Comerica Bank regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.8

Amended and Restated Deed of Trust, Security Agreement and Assignment of Rents by Frisco Square Land, Ltd. for the benefit of Comerica Bank regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.9

Modification and Extension Agreement between Frisco Square Land, Ltd. and Comerica Bank regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.10

Assumption Agreement among Frisco Square F1-1, Ltd., BHFS III, LLC, and Compass Bank regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.11

Construction Loan Agreement between Frisco Square F1-1, Ltd. and Compass Bank regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.12

Deed of Trust Note made by and between Frisco Square F1-1, Ltd. payable to Compass Bank regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.13

Deed of Trust, Security Agreement, Fixture Filing, and Assignment of Leases and Rents by Frisco Square F1-1, Ltd. for the benefit of Compass Bank regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File
No. 333-120847, filed on October 24, 2007)

10.14

Collateral Assignment of Contracts and Plans and other Agreements Affecting the Real Estate from Frisco Square F1-1, Ltd. to Compass Bank regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No.
333-120847, filed on October 24, 2007)

10.15

Third Loan Modification and Assumption Agreement between Frisco Square B1-7, F1-10, Ltd., BHFS II, LLC, and First National Bank of Omaha regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.16

Guaranty Agreement made by the Registrant as guarantor in favor of First National Bank of Omaha regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.17

Modification Agreement of Building Loan Agreements, Promissory Notes, and Deeds of Trust and Security Agreements between Frisco Square B1-7, F1-10, Ltd. and First National Bank of Omaha regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.18

Promissory Note made by BHFS IV, LLC, as borrower, payable to Behringer Harvard Opportunity OP I, LP, as lender, regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.19

Master Development Agreement by and between Behringer Harvard Frisco Square LP and Frisco Square Development, Ltd. regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.20

Development Agreement by and between Behringer Harvard Frisco Square, LLC and Frisco Square Development, Ltd. regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.21

Property Management Subcontract by and between HPT Management Services, LP and Frisco Square Development, Ltd. regarding the Frisco Square property (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.22

Real Estate Sale Agreement for Northpoint Central, Regency Center, and 2603 Augusta between CMD Realty Investment Fund IV, LP and Harvard Property Trust, LLC regarding the Houston Portfolio (previously filed in an incorporated by reference to Form 8-K filed on September 19, 2007)

10.23

First Amendment to Real Estate Sale Agreement for Northpoint Central, Regency Center, and 2603 Augusta between CMD Realty Investment Fund IV, LP and Harvard Property Trust, LLC regarding the Houston Portfolio (previously filed in an incorporated by reference to Form 8-K filed on September 19, 2007)

10.24

Second Amendment to Real Estate Sale Agreement for Northpoint Central, Regency Center, and 2603 Augusta between CMD Realty Investment Fund IV, LP and Harvard Property Trust, LLC regarding the Houston Portfolio (previously filed in an incorporated by reference to Form 8-K filed on September 19, 2007)

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