Form 10-K
period 2007-12-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2008-03-31
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐                    Accelerated filer ☐              Non-accelerated filer  ☒                     Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐   No ☒

While there is no established market for the registrant’s common stock, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 29, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $368.5 million, assuming a market value of $10.00 per share.

As of March 17, 2008, the Registrant had 54,380,532 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed no later than April 29, 2008, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-K

Year Ended December 31, 2007

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future, and other matters.  These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties.  Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

PART I

Item 1.                 Business.

Organization

Behringer Harvard Opportunity REIT I, Inc. was incorporated in November 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.  As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of December 31, 2007, and the date of this filing, we believe we are in compliance with all applicable REIT requirements.

We invest in and operate real estate or real estate-related assets on an opportunistic basis.  In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.   We may acquire a wide variety of properties, including office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties.  We may purchase existing or newly constructed properties or properties under development or construction, including multifamily properties for conversion into condominiums.  Further, we may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.  We completed our first property acquisition in March 2006 and, as of December 31, 2007, we wholly-owned nine properties and consolidated five properties through investments in limited liability companies.  In addition, we are the mezzanine lender for two development properties which we consolidate under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities.”  We also have non-controlling, unconsolidated ownership interests in three properties that are accounted for using the equity method.

We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC (“Behringer Opportunity Advisors”), a Texas limited liability company that was formed in June 2007.  Behringer Opportunity Advisors is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  Prior to June 2007, we were advised by Behringer Harvard Opportunity Advisors I LP, which was merged into Behringer Opportunity Advisors solely to reorganize the entity as a limited liability company.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP”), or subsidiaries thereof.  Our wholly-owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP as its sole general partner.  The remaining interest of Behringer Harvard OP is held as a limited partner’s interest by BHO Business Trust, a Maryland business trust, which is our wholly-owned subsidiary.  Our ownership of real estate investments through Behringer Harvard OP is referred to as an “UPREIT.”  The UPREIT structure allows us to acquire real estate investments in exchange for limited partnership units in Behringer Harvard OP.  In addition, this structure allows sellers of properties to transfer their properties to Behringer Harvard OP in exchange for units of Behringer Harvard OP and to defer gain recognition for tax purposes on the transfer of properties.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC and is used by permission.

Public Offering of Common Stock; Use of Proceeds

On September 20, 2005, we commenced a public offering (the “Offering”) of up to 40,000,000 shares of common stock at a price of $10 per share pursuant to a Registration Statement on Form S-11 (File No. 333-120847) declared effective by the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”).  On November 17, 2006, we registered an additional 6,587,065 shares of common stock pursuant to the Offering through the filing of a Registration Statement on Form S-11 (File No. 333-138804) pursuant to Rule 462(b) under the Securities Act.  The Registration Statement declared effective as of September 20, 2005 also covers the offering of up to 8,000,000 shares of common stock to be offered at a price of $9.50 per share pursuant to our distribution reinvestment plan (the “DRIP”).  We subsequently reallocated the shares of common stock in the Offering to provide $532.7 million, or 53,270,000 shares, for sale in the primary offering and $9.2 million, or 965,331 shares, for sale through our DRIP.

On November 16, 2007, we terminated the DRIP component of the Registration Statement declared effective as of September 20, 2005 and commenced our public offering of up to 6,315,790 shares of common stock at a price of $9.50 per share under our Second Amended and Restated Distribution Reinvestment Plan pursuant to a Registration Statement on Form S-3 (File No. 333-146965) (“Secondary DRIP”).  On December 28, 2007, we terminated the primary offering component of our Offering.  Aggregate gross offering proceeds from our Offering total approximately $538.7 million and net offering proceeds after selling commissions, dealer manager fees, and organization and offering expenses total approximately $481.8 million.  As of December 31, 2007, we have issued 102,472 shares under our Secondary DRIP resulting in gross and net proceeds of $1 million.

As of December 31, 2007, we had issued 54,213,087 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”), 940,387 shares through the DRIP, and 102,472 shares through the Secondary DRIP.  As of December 31, 2007, we had redeemed 156,733 shares of our common stock and had 54,056,354 shares of our common stock outstanding.  As of December 31, 2007, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

We use the proceeds from our Offering, after deducting offering expenses, primarily to acquire commercial properties, such as office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouse and distribution facilities, and motel and hotel properties.

Our common stock is not currently listed on a national exchange.  Unless liquidated earlier, we anticipate causing the shares of common stock to be listed for trading on a national securities exchange or liquidating our real estate portfolio on or before the sixth anniversary of the termination of the Offering on December 28, 2007.  Depending upon the then-prevailing market conditions, it is our intention to consider beginning the process of listing or liquidating within three to six years after the termination of the Offering.  In the event that we do not obtain such listing prior to the sixth anniversary of the termination of the Offering, unless a majority of our board of directors and a majority of our independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

2007 Highlights

During 2007, we completed the following key transactions:

•                  we issued approximately 36 million shares of our common stock (inclusive of distribution reinvestments and without regard to redemptions), resulting in gross proceeds to us of approximately $358.3 million.

•                  we terminated the Offering in December upon reaching aggregate gross proceeds of approximately $538.7 million;

•                  we advanced approximately $14.2 million under mezzanine loans to partially fund the development of student housing apartment projects in Fort Worth, Texas and Charlottesville, Virginia.  During the third quarter of 2007, the loans were repaid and the proceeds were contributed as our 50% equity interests in these student housing apartment projects;

•                  we acquired interests in five office properties representing approximately 1.1 million square feet for an aggregate purchase price of approximately $161.5 million, excluding closing and acquisition costs;

•                  we acquired an interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences located on approximately 433 acres of undeveloped land on three islands in The Commonwealth of the Bahamas for an aggregate capital contribution of $20 million.  In December, we entered into a credit agreement to participate in an aggregate $60 million bridge loan for this development, of which we committed up to $40 million;

•                  we acquired a majority ownership interest in a 56-room resort, which includes a 20,000 square foot spa, in Edwards, Colorado for an aggregate purchase price of $36.5 million, including direct acquisition costs.  The resort is situated on 8.3 acres of land including 3.5 acres planned for additional development.  In addition, the resort includes an adjacent 23.2 acres of vacant land, which is entitled for residential development;

•                  we acquired a 90% ownership interest in an approximately 65-acre undeveloped industrial tract of land located near Sky Harbor International Airport in Phoenix, Arizona for an aggregate purchase price of $7.4 million, excluding closing and acquisition costs;

•                  we acquired a majority ownership interest in a master planned, mixed-use development in Frisco, Texas, consisting of approximately 49.5 acres of entitled and unimproved land plus existing improvements comprised of 114 multi-family units, approximately 57,000 square feet of retail and restaurant space, and approximately 43,500 square feet of office space.  The total contract purchase price, exclusive of closing costs, was $67.8 million; and

•                  we acquired a majority ownership interest in a leasehold interest consisting of six floors, or approximately 46,200 rentable square feet, of Becket House.  Becket House is a post-war office building located within the financial district of London, England at 81-90 Cheapside Street consisting primarily of a basement, ground floor, and eight additional floors.  The aggregate purchase price for our 80% ownership interest, consisting of 7,200 shares in HPFM (Becket House) Ltd., was £6.1 million, or approximately $12.6 million, exclusive of closing and other acquisition costs and assumed debt of approximately £12.7 million ($26.2 million), and was paid from proceeds of our offering of common stock to the public.

Investment Objectives

Our investment objectives are:

•                  to realize growth in the value of our investments and to enhance the value we will receive upon our ultimate sale of such investments, or the listing of our shares for trading on a national securities exchange;

•                  to preserve, protect, and return (through our ultimate sale of our investments or the listing of our shares for trading on a national securities exchange) investors’ capital contributions;

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

Acquisition and Investment Policies

We seek to invest in real estate and real estate-related assets, such as office, industrial, retail, hospitality, recreation and leisure, and multifamily properties, as well as property for development or redevelopment into commercial properties, and real estate-related assets, including collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests, that are supported by similar types of properties.  We also may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  In each case, we will target assets that have been identified as being opportunistic investments with significant possibilities for short-term capital appreciation.  These assets will be identified as such because of their property-specific characteristics or their market characteristics.  For instance, properties that may benefit from unique repositioning opportunities, for development or redevelopment, or which are located in markets with higher volatility and high growth potential may present appropriate investments for us.  Because our intended approach to acquiring and operating properties involves more risk than comparable real estate programs that have a targeted holding period for investments longer than ours, utilize leverage to a lesser degree, or employ more conservative investment strategies, we believe that we have a potential for a higher rate of return than comparable real estate programs.  We seek to acquire properties that we believe are likely to significantly appreciate in value during a three to six year period following the termination of the Offering, which occurred in December 2007.  We believe that selecting and acquiring properties with an anticipated holding period that does not exceed our targeted fund life will enable us to capitalize on the potential for increased income and capital appreciation of such properties while also providing for a level of liquidity consistent with our investment strategy of providing either liquidity or a return of investments within a three to six year period following the termination of the Offering.  However, economic or market conditions may influence us to hold our investments for different periods of time.

We typically make our real estate investments in fee title or a long-term leasehold estate through Behringer Harvard OP or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Opportunity Advisors or other persons.

Borrowing Policies

We target to borrow up to 75% of the aggregate value of our assets if interest rates and loan terms are favorable.  Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets based on the contract purchase price unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation does not apply to individual properties and will apply only when we have invested substantially all of our capital.  As a result, we may borrow more than 75% of the asset value of any property we acquire.  While we target to borrow up to 75% of our aggregate asset value if interest rates and loan terms are favorable, our advisor’s and its affiliates’ experience with prior real estate programs with similar opportunistic investment strategies has been that lenders’ preferences will be to make loans of closer to 60% to 65% of the asset value of a property of the type targeted by us until such time as the property has been successfully repositioned or redeveloped.  In that event, we target to borrow up to the maximum amount available from our lenders.  Our board of directors must review our aggregate borrowings at least quarterly.  As of December 31, 2007, we had an aggregate debt leverage ratio of approximately 32% of the aggregate value of our assets.

Tax Status

We elected to be taxed, and qualified, as a REIT under Sections 856 through 860 of the Code for the year ended December 31, 2006.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level except for the operations of our wholly-owned taxable REIT subsidiary, Behringer Harvard Cordillera Residences, Inc., which provides management and development services to The Lodge & Spa at Cordillera.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code in 2007, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  Unless entitled to relief under specific statutory provisions, we also will be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification.  Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

Distribution Policy

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our “REIT taxable income” to our stockholders on an annual basis.  We currently intend, although we are not legally obligated, to make regular monthly distributions to holders of shares of our common stock at least at the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so.  Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code.

Distributions are paid to investors who are stockholders as of the record dates selected by our board of directors.  Our board of directors currently declares distributions on a quarterly basis, portions of which are paid on a monthly basis.  Monthly distributions are paid based on daily record and distribution declaration dates.  Therefore, our investors will be entitled to be paid distributions beginning on the day that they purchase shares.  There can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or that distributions will increase over time.  Since we began operations, our board of directors has declared distributions as summarized below:

Period	Approximate Amount (Rounded)	Annualized Percentage Return Assuming $ 10.00 Per Share Purchase Price (1)

1st Qtr. 2008	$0.0747929 per share	3%

4th Qtr. 2007	$0.0756148 per share	3%

3rd Qtr. 2007	$0.0756148 per share	3%

2nd Qtr. 2007	$0.0747929 per share	3%

1st Qtr. 2007	$0.0616410 per share	2.5%

Special distributions as of December 31, 2006 (2)	$0.0770031 per share	—

4th Qtr. 2006	$0.0504068 per share	2%

3rd Qtr. 2006	$0.0504068 per share	2%

(1) The average weighted share price may be lower than $10.00 per share, and the individual percentage return may be greater than the stated percentage, as a result of shares purchased through our distribution reinvestment plan at $9.50 per share and shares issued at discounted purchase prices, such as volume discounts, pursuant to the terms of our Offering.

(2) On December 19, 2006, our board of directors approved a special distribution of approximately $1.4 million to all common stockholders of record as of December 31, 2006.  This special distribution was paid on January 26, 2007.

Competition

We are subject to significant competition in seeking real estate investments and tenants.  We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities.  We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us.  Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Opportunity Advisors.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

Regulations

Our investments are subject to various federal, state, and local laws, ordinances, and regulations (including those of foreign jurisdictions), including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution, and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments.  Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Significant Tenants

As of December 31, 2007, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Kingsdell, L.P., our 5% unaffiliated partner in Chase Park Plaza and the operator of the hotel portion of Chase Park Plaza, leased the hotel and its operations and accounted for rental revenue of approximately $8 million, or approximately 26% of our aggregate rental revenues for the year ended December 31, 2007.

Employees

We have no direct employees.  The employees of Behringer Opportunity Advisors and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, and investor relations services.

We are dependent on affiliates of Behringer Harvard Holdings for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management, and other general administrative responsibilities.  In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets.  We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC.  We also have filed with the SEC registration statements in connection with the offerings of our common stock.  Copies of our filings with the SEC may be obtained from our website at www.behringerharvard.com or at the SEC’s website at www.sec.gov.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Form 10-K.

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

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of Behringer Opportunity Advisors, our advisor, or its affiliates in the acquisition of our investments, the selection of tenants and the determination of any financing arrangements.  Except for the investments described in this Annual Report on Form
10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments.  You must rely entirely on the management ability of Behringer Opportunity Advisors and the oversight of our board of directors.  We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other Behringer Harvard sponsored programs, some of which may have investment objectives and employ investment strategies that are substantially similar to ours.  Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties.  Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties.  To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property.  As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment.  We could suffer delays in our property acquisitions due to these reporting requirements.  Delays we encounter in the selection, acquisition and development of properties could adversely affect your returns.  In addition, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space.  Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.  In addition, if we are unable to invest our offering proceeds in income-producing real properties in a timely manner, we will hold the proceeds of this offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments.  Delays in selecting, acquiring and developing properties could adversely affect our results of operations, financial condition and ability to make distributions to you.

We may have to make expedited decisions on whether to invest in certain properties, including prior to receipt of detailed information on the property.

In the current real estate market, our advisor and board of directors may frequently be required to make expedited decisions in order to effectively compete for the acquisition of properties and other investments.  Additionally, we may be required to make substantial non-refundable deposits prior to the completion of our analysis and due diligence on property acquisitions, and the actual time period during which we will be allowed to conduct due diligence may be limited.  In such cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property.  Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment.  In addition, our advisor and board of directors expect to rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, including Robert M. Behringer and Robert S. Aisner, each of whom would be difficult to replace.  We do not have employment agreements with our executive officers, and we cannot guarantee that they will remain affiliated with us.  Although several of our executive officers and key employees, including Mr. Behringer and Mr. Aisner, have entered into employment agreements with affiliates of our advisor, including Harvard Property Trust, LLC, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our advisor.  If any of our key personnel were to cease their affiliation with us, our operating results could suffer.  Further, although Behringer Harvard Holdings has obtained key person insurance on the lives of Messrs. Behringer, Reihsen and Mattox and is in the process of obtaining key person insurance on the lives of Messrs. Aisner, Bresky and Schwaber, we do not intend to separately maintain key person life insurance on these individuals or any other person.  We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel.  Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to real properties both nationally and in certain geographic regions.  Maintaining such relationships will be important for us to effectively compete with other investors for properties.  We cannot assure you that we will be successful in attracting and retaining such relationships.  If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Our rights, and the rights of our stockholders, to recover claims against our officers, directors and our advisor are limited.

Maryland law provides that a director has no liability in such capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances.  In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages.  Our charter also provides that we will generally indemnify our directors, our officers, our employees, our agents, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless (1) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, (2) they actually received an improper personal benefit in money, property or services, or (3) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful.  As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery from these persons.  In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases.  However, in accordance with the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, also known as the NASAA REIT Guidelines, our charter provides that we may not indemnify our directors, our officers, our employees, our agents, our advisor and its affiliates unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

Your investment may be subject to additional risks due to our international investments.

We have purchased real estate assets located outside the United States and have made (and may in the future make or purchase) mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States.  These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located.  These laws may expose us to risks that are different from and in addition to those commonly found in the United States.  Foreign investments could be subject to the following risks:

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

•                  changes in relative interest rates;

•                  changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•                  changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we have an investment;

•                  lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles);

•                  changes in land use and zoning laws;

•                  more stringent environmental laws or changes in such laws;

•                  changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•                  the limited experience of us, our advisor and its affiliates in investing in real property or other investments outside the United States; and

•                  legal and logistical barriers to enforcing our contractual rights.

Any of these risks could have an adverse effect on our business, results of operations and ability to pay distributions to our stockholders.

We do not have substantial experience with international investments.

                                                We are not limited as to the specific geographic regions where we may conduct our operations.  Since neither we nor our sponsor, Behringer Harvard Holdings, or any of its affiliates has any substantial experience investing in real property or other investments outside the United States, we may not have the expertise necessary to maximize the return on our international investments.

Your investment may be subject to additional risks if we invest in public infrastructure assets.

Your investment may be subject to additional risks if we invest in public infrastructure assets, which include, but are not limited to, toll roads, water utilities, correctional facilities, airports, ports, electricity and gas transmission and distribution networks and telecommunications facilities.  Public infrastructure assets are subject to different operating risks than more traditional investments in real properties. These risks include, but are not limited to:

•                  operational problems or supply disruption at a facility;

•                  disruptions caused by significant catastrophic events, such as hurricanes, earthquakes, landslides, floods, explosions, fires, terrorist attacks, major plant breakdowns, pipeline or electricity line ruptures, or other disasters;

•                  the imposition of special tariffs and changes in tax laws, regulatory policies and accounting standards;

•                  a change in the number of users who benefit from or utilize the assets, which could negatively impact our profitability; and

•                  general changes in market sentiment towards infrastructure assets.

Moreover, the provision or acquisition of infrastructure assets often involves an ongoing commitment to a governmental agency.  The nature of these commitments exposes the owners of infrastructure assets to a higher level of regulatory control and risk than typically imposed on other businesses or real estate assets.  Cash flows from these assets may be disrupted or altered by an adverse change in regulation by various government authorities, including regulation of rates charged to customers.

In addition, specific infrastructure assets may face unique risks.  For example, in the case of private toll roads, there are risks relating to improper grading, improper lane design and improper access.  States and the federal government generally do not face suits relating to these factors because of the doctrine of sovereign immunity, which would not apply to a private toll road operator.  Thus, absent specific protective legislation, any person injured on a private toll road may sue the toll road owner.  As another example, correctional facilities entail heightened risks associated with fire safety (due to prisoner incarceration and the inability to quickly exit a burning facility), design (prison population control issues and non-inmate safety), and potentially high construction costs associated with security features.  Additionally, government agencies are the only likely lessees, thus reducing the competitive pressures for high lease rates.  Also potentially affecting lease rates would be demand for cells, which could decline dramatically because of a variety of factors, most particularly the crime rate, but also factors such as prison sentence guidelines and parole policies.

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below.

Because a number of other Behringer Harvard-sponsored real estate programs use investment strategies that are similar to ours, our executive officers, our advisor and its executive officers face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.

Affiliates of Robert M. Behringer are sponsoring or have recently sponsored six public real estate programs with substantially the same investment objectives as ours.  There may be periods during which all of these programs are seeking to invest in similar properties and other real estate-related investments.  As a result, we may be seeking to buy properties and other real estate-related investments at the same time as these other Behringer Harvard-sponsored programs managed by officers and employees of our advisor and its affiliates.  These other Behringer Harvard-sponsored programs may use investment strategies that are similar to ours.  Our executive officers and the executive officers of our advisor also are the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of Behringer Harvard-sponsored partnerships or the advisors or fiduciaries of other Behringer Harvard-sponsored programs.  Behringer Opportunity Advisors may choose a property that provides lower returns to us than a property purchased by another Behringer Harvard-sponsored program.  In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of advisors and managers of other Behringer Harvard-sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard-sponsored program or affiliate, which may have an investment strategy that is similar to ours.  In addition, we may acquire properties in geographic areas where other Behringer Harvard-sponsored programs own properties.  If one of the other Behringer Harvard-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.  Similar conflicts of interest may occur if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf, since other Behringer Harvard-sponsored programs may be competing with us for these investments.  You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Our advisor faces conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements, which could result in a disproportionate benefit to another Behringer Harvard sponsored program or a third-party.

We enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with third parties as well as other Behringer Harvard sponsored programs for the acquisition, development or improvement of properties.  We also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

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

We are likely to enter into joint ventures, TIC investments or other co-ownership arrangements with other Behringer Harvard-sponsored programs to acquire, develop or improve properties as well as to acquire other real estate-related investments.  The executive officers of Behringer Opportunity Advisors are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of other Behringer Harvard-sponsored partnerships or the advisors or fiduciaries of other Behringer Harvard-sponsored programs.  These executive officers will face conflicts of interest in determining which Behringer Harvard-sponsored program should enter into any particular joint venture, TIC or co-ownership arrangement.  These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer Harvard-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture.

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

Because Mr. Behringer and his affiliates have sponsored other Behringer Harvard real estate funds, agreements and transactions among us and those parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.  Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you.  In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time.  If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest.  Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason, or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.  In addition, to the extent that our co-venturer, partner or co-tenant is an affiliate of Behringer Opportunity Advisors, certain conflicts of interest will exist.

Behringer Opportunity Advisors and its officers and employees face competing demands relating to their time, and this may cause our investment returns to suffer.

Behringer Opportunity Advisors and its officers and employees are general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well.  Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.  During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.  If this occurs, the returns on our investments may suffer.

Our advisor’s officers face conflicts of interest related to the positions they hold with our advisor, our property manager and their affiliates, which could diminish the value of the services they provide to us.

Our advisor’s executive officers, including Mr. Behringer, who also serves as the chairman of our board of directors, also are officers of our property manager and their affiliates.  As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders.  Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates, (4) investments with affiliates of our advisor, (5) compensation to our advisor, and (6) our relationship with our property manager.

Your investment will be diluted upon conversion of the convertible stock.

Behringer Harvard Holdings purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000.  Under limited circumstances, these shares may be converted into shares of our common stock, resulting in dilution of our stockholders’ interest in us.  The terms of the convertible stock provide that, generally, the holder of such shares will receive shares of common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital.  The shares of convertible stock will be converted into shares of common stock automatically if:

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

Our advisor and Mr. Behringer can influence whether we terminate the advisory agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange.  Accordingly, our advisor can influence both the conversion of the convertible stock issued to Behringer Harvard Holdings and the resulting dilution of other stockholders’ interests.

The convertible shares issued may be worth 15% of the excess of our enterprise value over the sum of the capital invested by our stockholders and a 10% cumulative, non-compounded, annual return.

We have issued 1,000 shares of our convertible stock to Behringer Harvard Holdings for an aggregate purchase price of $1,000.  As described above, under limited circumstances, these shares may be converted into shares of our common stock.  The terms of the convertible stock provide that, generally, the holder of such shares will receive shares of common stock with a value on the date of determination of the number of shares issuable upon such conversion equal to 15% of the excess of our enterprise value over the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital.  As a result, following conversion, the holder of the convertible stock will be entitled to a substantial portion of amounts distributable to our stockholders.

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

However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders.  In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees.  In addition, our advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.  The terms of our convertible stock provide for its conversion into shares of common stock in the event we terminate our advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds.

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

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory and property management, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a disruption of our business.

Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor, HPT Management Services LP (“HPT Management”), our management company, and Behringer Securities LP (“Behringer Securities”), the dealer manager of the Offering.  The operations of our advisor and HPT Management represent a substantial majority of the business of Behringer Harvard Holdings.  In light of the common ownership of these entities and their importance to Behringer Harvard Holdings, we consider the financial condition of Behringer Harvard Holdings when assessing the financial condition of our advisor and HPT Management.  While we believe that Behringer Harvard Holdings currently has adequate cash availability from both funds on hand and borrowing capacity through its existing credit facilities in order to meet its obligations, its continued viability may be affected by its ability to continue to successfully sponsor and operate real estate programs.  In the event that Behringer Harvard Holdings would be unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in disruption of our business.

Risks Related to Our Business in General

A limit on the number of shares a person may own may discourage a takeover.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT.  Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding shares of common or preferred stock.  This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide stockholders with the opportunity to receive a control premium for their shares.

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

•                  increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults.  Also, increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns; and

•                  instability in the credit, housing and real estate markets could negatively impact our ability to dispose of our assets, particularly our condominium assets, in the near term.

The length and severity of any economic downturn cannot be predicted.  Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

The public programs sponsored by Behringer Harvard Holdings have experienced losses in the past, and we may experience similar losses.

Historically, each of the public programs sponsored by Behringer Harvard Holdings has experienced losses during the first several quarters of its operation.  Many of these losses can be attributed to initial start-up costs and operating costs incurred prior to purchasing properties or making other investments that generate revenue.  We face similar circumstances and thus have experienced similar losses, and we may continue to do so in the future.  As a result, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

We are uncertain of our sources for the funding of future capital needs, which could adversely affect the value of our investments.

Substantially all of the gross proceeds of this offering will be used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to the offering.  We will establish capital reserves on a property-by-property basis, as we deem appropriate.  In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves.  If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.

We have used and may in the future use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities.  Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements.  Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

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

The State of Texas has enacted legislation that creates a “margin tax” and decreases state property taxes.  This tax reform could result in decreased reimbursable expenses from tenants, and increased taxes on our operations, which could reduce the cash available for distribution to you.

In May 2006, the State of Texas enacted legislation which replaces the former Texas franchise tax with a new “margin tax,” which is effective for calendar years beginning after December 31, 2006.  The legislation expands the entities from those that were covered by the former Texas franchise tax, and specifically includes limited partnerships as subject to the new margin tax.  The tax generally is 1% of an entity’s taxable margin, which is the part of an entity’s total revenue less applicable deductions apportioned to Texas.  In May 2006, the State of Texas also enacted legislation that reduces the state property tax.  As a result of this Texas property tax legislation, reimbursable expenses from tenants at the property level may decrease, due to decreased property taxes.  With respect to the assets we hold in Texas, the margin tax, combined with the decrease of reimbursable expenses due to the decreased property tax, could reduce the amount of cash we have available for distribution to you.

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

Instability in the credit market and real estate market could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments.  Recently, domestic and international financial markets have experienced unusual volatility and uncertainty.  If this volatility and uncertainty persists, our ability to borrow money to finance the purchase of real estate assets, renovations to or development on our current real estate assets, or other activities related to our current or future real estate assets will be significantly impacted. If we are unable to borrow money on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase and/or forego planned renovations or development with respect to our current properties, which will likely reduce the return on our investments.  In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees.  All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchase or develop real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments.

 Properties that have significant vacancies could be difficult to sell, which could diminish the return on your investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases.  If vacancies continue for a long period of time, we may suffer reduced revenues, resulting in decreased distributions to stockholders.  In addition, the value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space.  If we have insufficient working capital reserves, we will have to obtain financing from other sources.  We will establish capital reserves on a property-by-property basis, as we deem appropriate.  In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves.  If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us.  Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for working capital purposes such as future tenant improvements.  Additional borrowing for working capital purposes will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

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

Our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions contrary to our interests.

We may enter into joint ventures, TIC investments or other co-ownership arrangements with other Behringer Harvard programs or third parties.  We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  These investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•                  the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•                  the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•                  that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are, or that become inconsistent with, our business interests or goals;

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

We have invested in the acquisition of properties upon which we will develop and construct improvements.  We will be subject to risks relating to uncertainties associated with re-zoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.  The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance.  Performance also may be affected or delayed by conditions beyond the builder’s control.  Delays in completion of construction also could give tenants the right to terminate preconstruction leases for space at a newly developed project.  We may incur additional risks when we make periodic progress payments or other advances to such builders prior to the completion of construction.  These and other such factors can result in increased costs of a project or loss of our investment.  In addition, we will be subject to normal lease-up risks relating to newly constructed projects.  Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property.  If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

In addition, we invest in unimproved real property.  Returns from development of unimproved properties also are subject to risks and uncertainties associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups.  Although our intention is to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.

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

•                  Behringer Development or its affiliates fails to develop the property; or

•                  all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason.

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

From time to time, we attempt to acquire multiple properties in a single transaction.  Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition.  Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio.  In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio.  In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  Any of the foregoing events may have an adverse effect on our operations.

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

We are dependent on third-party managers for all lodging facilities that we acquire.

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

We may have to make significant capital expenditures to maintain our lodging properties.

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

The operations of certain properties in which we invest, such as hotels and recreation and leisure properties, will depend upon a number of factors relating to discretionary consumer spending.  Unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects as a result of terrorist attacks, military activity or natural disasters could reduce consumer spending in the markets in which we own properties and adversely affect the operation of those properties.  Consumer spending on luxury goods, travel and other leisure activities such as boating, skiing and health and spa activities may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable.  In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on luxury goods, travel and other leisure activities.  Certain of the classes of properties which we acquire may be unable to maintain their profitability during periods of adverse economic conditions or low consumer confidence, which could in turn affect the ability of operators to make scheduled rent payments to us.

Seasonal revenue variations in certain asset classes will require the operators of such assets to manage cash flow properly over time to meet their non-seasonal scheduled rent payments to us.

Certain of the properties in which we invest, including some hotels and resorts and recreation and leisure properties, are generally seasonal in nature.  For example, the typical ski season begins in early November and runs through April, during which time ski resorts generate the vast majority of their annual revenues.  Revenues and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations.  As a result of the seasonal nature of certain industries that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us.  The failure of an operator or a tenant to properly manage its cash flow may result in such operator or tenant having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available for distribution to stockholders.

Adverse weather conditions may affect operations of certain of the properties we acquire or reduce our operators’ ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.

Adverse weather conditions may influence revenues at certain types of properties we acquire, such as some hotels, resorts and recreation and leisure properties.  These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods.  For example, adverse weather could reduce the number of people that visit properties we acquire.  Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates.  Poor weather conditions could also disrupt operations at properties we acquire and may adversely affect both the value of our investment in a property and the ability of our tenants and operators to make their scheduled rent payments to us.

Marinas, ski resorts and other types of properties in which we invest may not be readily adaptable to other uses, and if these properties become unprofitable, we may not be able to recoup the value of our investment.

Ski resorts and related properties, marinas, and other types of recreation and leisure properties in which we invest are specific-use properties that have limited alternative uses.  Therefore, if the operations of any of our properties in these sectors become unprofitable due to industry competition, a general deterioration of the applicable industry or otherwise, we may have great difficulty selling the property or we may have to sell the property for substantially less than the amount we paid for it.  Should any of these events occur, our income and cash available for distribution could be reduced.

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

The U.S. Army Corps of Engineers and the Coast Guard control much of the land located beneath and surrounding most marinas.  The U.S. Army Corps of Engineers and the Coast Guard lease such land to marina owners and operators under leases for wetlands that typically range from five to 50 years, and leases for upland that typically are initially for 25 years.  As a result, many marinas cannot obtain title to land on or near the marinas that they are interested in developing or obtain permission to develop on the land that they lease.  Furthermore, control of such land by the U.S. Army Corps of Engineers and the Coast Guard increases the possibility that such land, including the marina built on such land, may be condemned and taken by the local, state or federal government in an eminent domain proceeding.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates.  Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us.  We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.  In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance.

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

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We have financed some of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.

We have borrowed money that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on the investments.

Financing arrangements involving balloon payment obligations may adversely affect our ability to make distributions.

Some of our financing arrangements will require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on your investment.

Future financing could be impacted by negative capital market conditions.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

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

Risks Related to Investments in Real Estate-Related Securities

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in real estate equity securities of both publicly traded and private real estate companies. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Annual Report on Form 10-K, including risks relating to rising interest rates.

Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related equity securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate-related equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

Investments in real estate preferred equity securities involve a greater risk of loss than traditional debt financing.

We may invest in real estate-related preferred equity securities, which may involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured by property underlying the investment. Furthermore, should the issuer default on our investment, we would be able to proceed only against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment.

The mezzanine loans in which we invest involve greater risks of loss than senior loans secured by income producing real properties.

We invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rates exposure and the uncertainty of foreign laws and markets.

We may purchase real estate-related securities denominated in foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

We expect that a portion of any real estate-related securities investments we make will be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we make or purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate-related securities investments to be reduced.

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

We may acquire real estate-related securities through tender offers, which may require us to spend significant amounts of time and money that otherwise could be allocated to our operations.

We may acquire real estate-related securities through tender offers, negotiated or otherwise, in which we solicit a target company’s stockholders to purchase their securities. The acquisition of these securities could require us to spend significant amounts of money that otherwise could be allocated to our operations. Additionally, in order to acquire the securities, the employees of our advisor likely will need to devote a substantial portion of their time to pursuing the tender offer – time that otherwise could be allocated to managing our business. These consequences could adversely affect our operations and reduce the cash available for distribution to our stockholders.

Recent market conditions and the risk of continued market deterioration may reduce the value of any real estate related securities in which we may invest.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.

If we were to invest in real estate related securities, including collateralized mortgage-backed securities, as part of our investment strategy, we would be exposed to the volatility of the credit markets. Turmoil in the credit market may have a material adverse effect on both the value of our securities portfolio and the availability or cost of any used in connection with our securities portfolio.

Because there may be significant uncertainty in the valuation of, or in the stability of the value of, securities holdings, the fair values of these investments might not reflect the prices that we would obtain if such investments were actually sold. Furthermore, due to the recent market events, these investments would be subject to rapid changes in value caused by sudden developments that could have a material adverse affect on the value of these investments.

Risks Associated with Mortgage and Other Lending

We do not have substantial experience investing in mortgage, bridge or mezzanine loans, which could adversely affect our return on mortgage investments.

Neither our advisor nor any of our affiliates has any substantial experience investing in mortgage, bridge or mezzanine loans. As a result, we may not have the expertise necessary to maximize the return on such investments.

Our mortgage, bridge or mezzanine loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our mortgage investments.

We will be at risk of defaults on our mortgage, bridge or mezzanine loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease.

Our mortgage, bridge or mezzanine loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates.

If interest rates rise, our fixed-rate, long-term mortgage, bridge or mezzanine loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage, bridge or mezzanine loans are prepaid, because we may not be able to make new loans at the previously higher interest rate.

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

The mortgage, bridge, or mezzanine loans in which we invest or that we make, may be subject to regulation by federal, state, and local authorities and subject to various laws and judicial and administrative decisions. We may determine not to make mortgage, bridge or mezzanine loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements. If we decide not to make mortgage, bridge or mezzanine loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

Foreclosures create additional ownership risks that could adversely impact our returns on mortgage investments.

If we acquire property by foreclosure following defaults under our mortgage, bridge or mezzanine loans, we will have the economic and liability risks as the owner.

The liquidation of our assets may be delayed, which could delay distributions to our stockholders.

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

We may enter into tenant-in-common or other co-tenancy arrangements with respect to a substantial portion of the properties we acquire. Whether acquired as a planned co-tenancy or as the result of an accommodation or other arrangement disclosed above, ownership of co-tenancy interests involves risks generally not otherwise present with an investment in real estate such as the following:

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

We elected, and qualified, to be taxed as a REIT, beginning with our taxable year ended December 31, 2006. In order for us to qualify as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to qualify, or continue to qualify, as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying.

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

From time to time, we acquire real property located outside the U.S. and invest in stock or other securities of entities owning real property located outside the U.S. As a result, we are subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and similar foreign taxes in connection with U.S. ownership of foreign real property or foreign securities. The country in which the real property is located may impose these taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in foreign real property or foreign securities. As a result, you may be subject to taxes imposed by the foreign country, plus any U.S. federal income taxes imposed on taxable income from any foreign real property or foreign securities. If a foreign country imposes income taxes on profits from our investments in foreign real property or foreign securities, you may be eligible to claim a tax credit in the U.S. to offset the income taxes paid to the foreign country; however, there is no guarantee that tax credits will be available or that they will fully eliminate the double taxation of a given real property or other stock or security. The imposition of any foreign country taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, with respect to investments in foreign real property or in securities of an entity owning foreign real property, we may be required to file income tax or other information returns in the foreign jurisdiction to report any income attributable to ownership of real properties or other securities in the other country. Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

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

Equity participation in mortgage, bridge, or mezzanine loans may result in taxable income and gains from these properties, which could adversely impact our REIT status.

If we participate under a mortgage loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property. This could affect our ability to qualify as a REIT.

Item 1B. Unresolved Staff Comments.

None.

Item 2.                    Properties.

General

As of December 31, 2007, we consolidated nine wholly-owned properties and consolidated five properties through investments in limited liability companies. In addition, we are the mezzanine lender for two development properties that we consolidate under FIN 46R. We have non-controlling, unconsolidated ownership interests in three properties that are accounted for using the equity method:  Royal Island, GrandMarc at Westberry Place, and GrandMarc at the Corner.

The following table presents certain additional information about our properties as of December 31, 2007:

		Approximate
		Rentable		Ownership
Property Name	Location	Square Footage	Description	Interest
12600 Whitewater Drive	Minnetonka, Minnesota	71,000	2-story office building	100%
Ferncroft Corporate Center	Middleton, Massachusetts	226,000	8-story office building	100%
Bent Tree Green	Dallas, Texas	138,000	3-story office building	100%
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus	100%
Santa Clara Tech Center	Santa Clara, California	456,000	3-building office complex	100%
Northpoint Central	Houston, Texas	180,000	9-story office building	100%
Regency Center	Houston, Texas	157,000	6-story office building	100%
2603 Augusta	Houston, Texas	242,000	16-story office building	100%
Chase Park Plaza	St. Louis, Missouri	—	hotel and redevelopment property	95%
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and redevelopment property	85%
Rio Salado Business Center	Phoenix, Arizona	—	development property	90%
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	70%
Becket House	London, England	46,000	long term leasehold interest	80%
Alexan Voss	Houston, Texas	—	development property	Lender
Alexan Black Mountain	Henderson, Nevada	—	development property	Lender
Royal Island	Commonwealth of Bahamas	—	development property	31%
GrandMarc at Westberry Place	Ft. Worth, Texas	—	student housing	50%
GrandMarc at the Corner	Charlottesville, Virginia	—	student housing	50%

The following information generally applies to all of our investments in real estate properties:

•                  we believe all of our investment properties are adequately covered by insurance and suitable for their intended purposes;

•                  we have plans to make repairs and/or improvements or upgrades at several of our investment properties for which we do not currently have bids from which to estimate the costs, and, at several other properties, we have plans for major redevelopment or development in accordance with planned budgets;

•                  our investment properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•                  depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Future Lease Payments Table

The following table presents the future minimum base rental payments due to us over the next ten years at our consolidated properties as of December 31, 2007 (amounts in thousands):

2008	$28,381
2009	28,480
2010	22,989
2011	21,666
2012	20,695
2013	7,533
2014	2,809
2015	1,490
2016	1,471
2017	1,476

Item 3.                    Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the Offering, we sold shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to NASD Rule 2710(f)(2)(M) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. During the Offering and for the first three full fiscal years following the December 2007 termination of the primary offering of shares of our common stock, the value of the shares is estimated to be the Offering price of $10 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. No special distribution of net sales proceeds has been made. Therefore, the value of the shares of our common stock is estimated to be $10 per share. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this estimated value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our company. Such a distribution upon liquidation may be less than $10 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and advisory fees.

Holders

As of March 17, 2008, we had approximately 54,380,532 shares of common stock outstanding held by a total of approximately 21,019 stockholders.

Distributions

We elected to be taxed, and qualified, as a REIT under Sections 856 through 860 of the Code for the year ended December 31, 2006. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code in 2007, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. As a REIT, we are required to distribute at least 90% of our “REIT taxable income” to our stockholders annually. Our board declares distributions on a quarterly basis, portions of which are paid on a monthly basis. Monthly distributions are paid based on daily record and distribution declaration dates so our investors will be entitled to be paid distributions beginning on the day that they purchase shares. All distributions are recorded to stockholders’ equity. We initiated the payment of monthly distributions in August 2006. All of the amounts distributed by us in 2007 and 2006 represented distributions from the taxable earnings of real estate operations. In fiscal years 2007 and 2006, we paid distributions, including any distributions reinvested, aggregating $11 million and $1.1 million, respectively, to our stockholders.

The following table shows the distributions declared and paid for the fiscal years ended December 31, 2007 and 2006 (amounts in thousands):

2007	Distributions Paid		Distributions Declared		Cash Declared	DRIP Declared
4th Quarter	$3,684		$3,915		$939	$2,976
3rd Quarter	2,931		3,217		773	2,444
2nd Quarter	1,880		2,254		523	1,731
1st Quarter	2,491	(1)	1,279		272	1,007
	$10,986		$10,665		$2,507	$8,158

2006	Distributions Paid		Distributions Declared		Cash Declared	DRIP Declared
4th Quarter	$686		$2,176	(1)	$473	$1,703
3rd Quarter	368		573		132	441
2nd Quarter	—		—		—	—
1st Quarter	—		—		—	—
	$1,054		$2,749		$605	$2,144

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

On February 17, 2006, we issued options to purchase 5,000 shares of our common stock at $9.10 per share to two of our three independent directors and issued options to purchase 1,250 shares of our common stock at $9.10 per share to our other independent director pursuant to the 2004 Stock Incentive Award Plan (the “Incentive Plan”). We issued additional options to purchase 5,000 shares of our common stock at $9.10 per share to each of our three independent directors on June 29, 2006 pursuant to the Incentive Plan. On June 21, 2007, we issued options to purchase an additional 5,000 shares of our common stock at $9.10 per share to each of our three independent directors pursuant to the Incentive Plan; however one of our independent directors forfeited his options to purchase 5,000 shares of our common stock upon his resignation as a director. On September 24, 2007, we issued options to purchase 3,333 shares of our common stock at $9.10 per share to a newly appointed independent director pursuant to the Incentive Plan. The options issued pursuant to the Incentive Plan become exercisable one year after the date of grant. These shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Section 4(2) of the Securities Act.

Use of Proceeds from Registered Securities

Pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-120847) filed under the Securities Act and declared effective by the SEC on September 20, 2005 and a Registration Statement on Form S-11 (SEC Registration No. 333-138804) filed pursuant to Rule 462(b) under the Securities Act on November 17, 2006, we offered for sale to the public on a “best efforts” basis (1) a maximum of 53,270,000 shares of our common stock at a price of $10.00 per share and (2) up to 965,331 additional shares pursuant to a distribution reinvestment plan pursuant to which our stockholders could elect to have their distributions reinvested in additional shares of our common stock at a price of up to $9.50 per share, for a total aggregate offering price of $542 million. On November 16, 2007, we terminated the DRIP component of the Registration Statement declared effective as of September 20, 2005 and commenced our public offering of up to 6,315,790 shares of common stock at a price of $9.50 per share under our Second Amended and Restated Distribution Reinvestment Plan pursuant to a Registration Statement on Form S-3 (SEC Registration No. 333-146965). On December 28, 2007, we terminated the primary offering component of our Offering. As of December 31, 2007, we had sold approximately 54.1 million shares of our common stock on a best efforts basis pursuant to the Offering for aggregate gross offering proceeds of approximately $538.7 million and have issued 0.1 million shares of our common stock under our Secondary DRIP for aggregate gross proceeds of $1 million.

The above-stated number of shares sold and the gross offering proceeds received from such sales does not include 21,739 shares of common stock purchased by Behringer Harvard Holdings in a private placement in 2004, prior to the commencement of the Offering.

From the commencement of the Offering through December 31, 2007, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering (amounts in thousands):

Type of Expense

Other expenses to affiliates *	$56,857
Other expenses to non-affiliates	1,141
Total expenses	$57,998

*“Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through December 31, 2007, the net offering proceeds to us from the Offering, the DRIP, and the Secondary DRIP, after deducting the total expenses incurred described above, were $482.8 million. From the commencement of the Offering through December 31, 2007, we had used $333.5 million of such net proceeds to purchase interests in real estate, net of notes payable, and $83.2 million was invested through mezzanine and bridge loans. Of the amount used for the purchase of these investments, $20.3 million was paid to Behringer Opportunity Advisors, as acquisition and advisory fees and acquisition expense reimbursement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	39,583	$9.10	10,960,417	*
Equity compensation plans not approved by security holders	—	—	—
Total	39,583	$9.10	10,960,417	*

* All shares authorized for issuance pursuant to awards not yet granted under the Incentive Plan.

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

During the fourth quarter ended December 31, 2007, we redeemed shares as follows:

2007	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—
November	63,636	$9.06	63,636	(1)
December	—	$—	—
	63,636	$9.06	63,636	(1)

(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 6.                    Selected Financial Data.

We were formed on November 23, 2004, and commenced operations on November 9, 2005 when we accepted the minimum amount of subscriptions pursuant to the Offering. At December 31, 2005, we owned no properties. As of December 31, 2006, we wholly-owned four properties, consolidated one property in which we have a 95% interest through an investment in a limited liability company and we also consolidated two development properties under FIN 46R as a mezzanine lender. As of December 31, 2007, we consolidated nine wholly-owned properties and consolidated five properties through investments in limited liability companies. In addition, we are the mezzanine lender for two development properties that we consolidate under FIN 46R. We have non-controlling, unconsolidated ownership interests in three properties that are accounted for using the equity method. Accordingly, the following selected financial data may not be comparable. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

	As of December 31,
	2007	2006	2005	2004
Total assets	$778,695	$267,168	$19,107	$201
Long-term debt obligations	$243,902	$89,203	$—	$—
Other liabilities	53,398	15,870	2,693	—
Minority interest (1)	15,335	2,648	—	—
Stockholders’ equity	466,060	159,447	16,414	201
Total liabilities and stockholders’ equity	$778,695	$267,168	$19,107	$201

				From inception
				(November 23, 2004)
	Year ended December 31,			through
	2007	2006	2005	December 31, 2004

Revenues	$35,228	$4,661	$—	$—

Net income (loss)	$(3,856)	$2,391	$(103)	$—

Basic earnings (loss) per share	$(0.11)	$0.25	$(0.59)	$0.01

Diluted earnings (loss) per share	$(0.11)	$0.25	$(0.59)	$0.01

Distributions declared per share-basic	$0.29	$0.29	$—	$—

Distributions declared per share-diluted	$0.29	$0.28	$—	$—

(1)  Minority interest consists of the non-controlling ownership interests in real estate properties consolidated under FIN 46R, Chase Park Plaza, The Lodge & Spa at Cordillera, Rio Salado Business Center, Frisco Square, and the Becket House.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated for consolidation based on FIN 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined not to be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary. The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity, and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, land improvements, buildings, building improvements, furniture, fixtures and equipment, identified intangible assets, asset retirement obligations, and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, tenant relationships, and other intangible assets.

Upon the completion of a business combination, we record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships. Any amount paid in excess of the fair value of the assets and liabilities acquired is recorded as goodwill. If the value of the assets and liabilities exceeds the total purchase price, then the resulting negative goodwill is allocated to the tangible assets acquired.

Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

The fair value of any tangible assets acquired, expected to consist of land, land improvements, buildings, building improvements, and furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets. Land values are derived from appraisals, and building and land improvements values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. Furniture, fixtures, and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors. The value of buildings is depreciated over the estimated useful lives ranging from 25 years for commercial office property to 39 years for hotel/mixed-use property using the straight-line method. Land improvements are depreciated over the estimated useful life of 15 years, and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the determined lease term. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

The total value of identified real estate intangible assets that we may acquire in the future is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate their lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

Other intangible assets include the value of identified hotel trade names and in-place property tax abatements. These fair values are based on management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the trade names is amortized over its respective estimated useful life of 20 years using the straight-line method and the value of the in-place property tax abatement is amortized over its estimated term of 10 years using the straight-line method.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

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

For real estate we own through an investment in a joint venture, tenant-in-common interest or other similar investment structure, at each reporting date, management compares the estimated fair value of our investment to the carrying value. An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline. We had no impairment charges in 2007 and 2006, and we owned no real estate assets prior to 2006.

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

Overview

We were formed primarily to invest in and operate real estate or real estate-related assets on an opportunistic basis. In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning or those located in markets with higher volatility and high growth potential. We may acquire office, industrial, retail, hospitality, multi-family and other real properties, including existing or newly constructed properties or properties under development or construction. Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans and Section 1031 TIC interests, or in entities that make investments similar to the foregoing.

On September 20, 2005, we commenced a public offering (the “Offering”) of up to 40,000,000 shares of common stock at a price of $10 per share pursuant to a Registration Statement on Form S-11 (File No. 333-120847) declared effective by the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”). On November 17, 2006, we registered an additional 6,587,065 shares of common stock pursuant to the Offering through the filing of a Registration Statement on Form S-11 (File No. 333-138804) pursuant to Rule 462(b) under the Securities Act. The Registration Statement declared effective as of September 20, 2005 also covers the offering of up to 8,000,000 shares of common stock to be offered at a price of $9.50 per share pursuant to our distribution reinvestment plan (the “DRIP”). We subsequently reallocated the shares of common stock in the Offering to provide $532.7 million, or 53,270,000 shares, for sale in the primary offering and $9.2 million, or 965,331 shares, for sale through our DRIP.

On October 27, 2005, the conditions of our escrow agreement with Citibank Texas, N.A. were satisfied and as a result, operations commenced on November 9, 2005 upon acceptance of initial subscriptions. On November 9, 2005, we had received and accepted subscriptions for 441,204 shares of common stock for gross offering proceeds of $4.4 million. On November 16, 2007, we terminated the DRIP component of the Registration Statement declared effective as of September 20, 2005 and commenced our public offering of up to 6,315,790 shares of common stock at a price of $9.50 per share under our Second Amended and Restated Distribution Reinvestment Plan pursuant to a Registration Statement on Form S-3 (File No. 333-146965). On December 28, 2007, we terminated the primary offering component of our Offering. As of December 31, 2007, we had 54,056,354 shares of our common stock outstanding, 1,000 shares of convertible stock issued and outstanding, and had no shares of preferred stock issued or outstanding.

Results of Operations

As of December 31, 2007, we had invested in 19 properties: consolidated nine wholly-owned properties; five properties consolidated through investments in limited liability companies including two mixed-use hotel and residential properties; one investment in an island development accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two apartment development properties as a mezzanine lender consolidated under FIN 46R. Our investment properties are located in the Commonwealth of the Bahamas, Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, and London, England. As of December 31, 2006, we had invested in only four properties: two wholly-owned properties and two development properties we consolidated under FIN 46R as a mezzanine lender. Accordingly, our results of operations for each fiscal year presented reflect significant increases in most categories due to the growth of our portfolio of properties. Management expects increases in most categories in the future as we purchase additional real estate properties and as we begin to realize the full year impact of our 2007 acquisitions.

Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

Revenues. Our total revenues increased by $30.5 million to $35.2 million for the year ended December 31, 2007 as compared to $4.7 million for the year ended December 31, 2006. The increase in revenues is primarily due to our acquisition of new properties from which we receive rent and a full year of revenue from the lease of Chase Park Plaza, a mixed-use hotel and residential property acquired in December 2006, to our 5% unaffiliated partner and operator of the hotel. Hotel revenues for the year ended December 31, 2007 totaled $4.4 million and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera, a resort and spa property acquired in June 2007. We expect increases in revenues in the future as we purchase additional real estate properties.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2007 were $12.1 million as compared to $1.6 million for the year ended December 31, 2006, and were comprised of operating expenses from our consolidated properties. The increase in property operating expenses is primarily due to the increased number of real estate properties we own. We expect increases in property operating expenses in the future as we purchase additional real estate properties.

Interest Expense. Interest expense for the year ended December 31, 2007 was approximately $4.8 million, as compared to approximately $0.6 million for the year ended December 31, 2006, and was primarily comprised of interest expense attributable to the debt of our consolidated properties. We expect increases in interest expense in the future as we purchase and invest in additional real estate properties.

Interest costs associated with our investment properties under development will continue to be capitalized until development is complete. For the year ended December 31, 2007, we capitalized interest costs of $1.4 million for Alexan Voss, $1.8 million for Alexan Black Mountain, $1.4 million for Chase Park Plaza, $0.3 million for The Lodge & Spa at Cordillera, $0.9 million for Royal Island, $0.3 million for Rio Salado Business Center, and $0.7 million for Frisco Square. For the year ended December 31, 2006, we capitalized interest costs of $0.2 million each for Alexan Voss and Alexan Black Mountain and less than $0.1 million for Chase Park Plaza.

The U.S. credit markets have recently experienced volatility and as a result, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure financing on favorable terms.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the year ended December 31, 2007 were $3.5 million, as compared to $0.4 million for the year ended December 31, 2006 and were comprised of real estate taxes from each of our consolidated properties. The increase in real estate taxes is primarily due to our increased number of consolidated real estate properties. We expect increases in real estate taxes in the future as we purchase additional real estate properties.

Property/Asset Management Fees. Property and asset management fees for the year ended December 31, 2007 totaled $3.2 million, as compared to $0.4 million for the year ended December 31, 2006, and were comprised of fees incurred by our consolidated properties. Property and asset management fees increased due to the additional properties acquired. We expect increases in property and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2007 were $1.6 million, as compared to $0.9 million for the year ended December 31, 2006, and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses. The increase is due to the significant increase in the number of properties we acquired or owned in 2007, compared to 2006. We expect increases in general and administrative expenses in the future as we invest in additional real estate properties.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2007 was $13.1 million as compared to $1.4 million for the year ended December 31, 2006, and was comprised of depreciation and amortization of our consolidated properties, which increased in number to 16 consolidated properties in 2007, compared to only four consolidated properties in 2006. We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties.

Advertising Costs. Advertising costs for the year ended December 31, 2007 was approximately $1.2 million, consisting of marketing and advertising costs related to the Chase Park Plaza hotel and residential property and The Lodge & Spa at Cordillera, which were acquired in December 2006 and June 2007, respectively. For the year ended December 31, 2006, we did not incur any significant advertising costs.

Interest Income. Interest income was $3.8 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively, and was comprised primarily of interest income associated with our notes receivable and funds on deposit with banks. The increase in interest income in 2007 is due to interest earned on our increased notes receivable balance as of December 31, 2007 of $9.6 million as compared to a balance of only $1.7 million at December 31, 2006.

Equity in Losses of Unconsolidated Joint Ventures. Equity in losses of unconsolidated joint ventures totaled $1.2 million for the year ended December 31, 2007 and consisted of net losses of our noncontrolling interests in Royal Island,

GrandMarc at Westberry Place, and GrandMarc at the Corner of $0.4 million, $0.4 million, and $0.4 million, respectively. We did not have any investments in noncontrolling interests in 2006.

Loss on Debt Extinguishment.  We entered into a new financing arrangement in November 2007 related to the Chase Park Plaza property. The proceeds, in part, were used to repay the outstanding borrowings in the aggregate amount of $55 million. As a result of the repayment, we recognized a loss on the early extinguishment of debt of $2.5 million, consisting of a $1.6 million prepayment penalty and a $0.9 million charge for the remaining unamortized debt financing costs.

Minority Interest. Minority interest for the years ended December 31, 2007 and 2006 was $0.4 million and $0.1 million, respectively. Minority interest represents the net income or loss that is not allocable to us from properties that we consolidate. For 2007, minority interest consisted of results of seven investments, whereas 2006 consisted of results of three of our investments.

 Fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005

Rental Revenue. Rental revenue was $4.7 million for the year ended December 31, 2006 and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases, from our four office properties acquired throughout 2006. In addition, rental revenue included approximately one month of revenue from the lease of the hotel-related management and operations of Chase Park Plaza, a mixed-use hotel and residential property acquired on December 8, 2006. During the year ended December 31, 2005, we did not own any real estate.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2006 were $1.6 million and were comprised of operating expenses from our consolidated properties, including approximately $0.3 million from our mezzanine loan investments consolidated under FIN 46R. During the year ended December 31, 2005, we did not own any real estate.

Interest Expense. Interest expense for the year ended December 31, 2006 was $0.6 million and was primarily comprised of interest expense from Ferncroft Corporate Center and Chase Park Plaza. During the year ended December 31, 2005, we did not own any real estate. For the year ended December 31, 2006, we capitalized aggregate interest costs of approximately $0.4 million for the Alexan Voss and Alexan Black Mountain projects and the redevelopment portion of Chase Park Plaza.

Real Estate Taxes. Real estate taxes for the year ended December 31, 2006 were $0.4 million and were comprised of real estate taxes from our consolidated properties. During the year ended December 31, 2005, we had no investments in real estate.

Property Management Fees. Property management fees for the year ended December 31, 2006 were $0.2 million and were comprised of property management fees from our consolidated properties. During the year ended December 31, 2005, we had no investments in real estate.

Asset Management Fees. Asset management fees for the year ended December 31, 2006 were $0.2 million and were comprised of asset management fees from our consolidated properties. During the year ended December 31, 2005, we did not own any real estate.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2006 were $0.9 million, as compared to $0.2 million for the year ended December 31, 2005, and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses. The increased amount in 2006 was due to increased corporate activity.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2006 was $1.4 million and was comprised of depreciation and amortization of our consolidated properties. During the year ended December 31, 2005, we had no investments in real estate.

Interest Income. Interest income for the year ended December 31, 2006 was $2.7 million and primarily represented interest income on funds on deposit, net of bank fees. During the year ended December 31, 2005, we earned $0.1 million in interest income. The increase in interest income in 2006 is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Minority Interest. Minority interest for the year ended December 31, 2006 was $0.1 million and represented the net losses of the two variable interest entities that we consolidated under FIN 46R as a mezzanine lender and the 5% unaffiliated partner’s share of the net income of Chase Park Plaza. During the year ended December 31, 2005, we had no real estate investments.

Cash Flow Analysis

Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

Cash flows used in operating activities for the year ended December 31, 2007 were $12.6 million and were comprised primarily of the net loss of $3.9 million, changes in working capital accounts of $22.4 million, the loss on the early extinguishment of the debt related to Chase Park Plaza of $2.5 million, partially offset by depreciation and amortization of $10.4 million. Working capital changes in 2007 includes an increase in inventory of $21 million related to Chase Park Plaza and The Lodge & Spa at Cordillera. We did not have any condominium inventory in 2006. During the year ended December 31, 2006, cash flows provided by operating activities were $3.9 million and were comprised primarily of net income of $2.4 million, changes in working capital accounts of $0.8 million, and depreciation and amortization of $0.8 million.

Cash flows used in investing activities for the year ended December 31, 2007 were $368.1 million and primarily represented real estate purchases totaling $257.3 million and capital expenditures of real estate under development, including real estate of our consolidated borrowers, of $47.5 million. We also used cash to acquire interests in three unconsolidated joint ventures totaling $23.5 million. Finally, as lender, we used cash totaling $22 million to fund investments in notes receivable. Cash flows used in investing activities for the year ended December 31, 2006 were $145.5 million and primarily represented real estate purchases and purchases of real estate under development of consolidated borrowers totaling $138 million and capital expenditures of real estate under development, including real estate of our consolidated borrowers, of $5.9 million.

Cash flows provided by financing activities for the year ended December 31, 2007 were $404.6 million and were comprised primarily of funds received from the issuance of stock, net of offering costs of $314.6 million, proceeds from notes payable of $79 million and proceeds from bridge notes of $52.1 million. During the year ended December 31, 2006, cash flows provided by financing activities were $177.6 million and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $142.7 million, proceeds from notes payable of $18 million and proceeds from mortgages of consolidated borrowers of $16.2 million.

 Fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005

We commenced active operations when we made our first real estate acquisition on March 1, 2006 with the purchase of 12600 Whitewater Drive. As of December 31, 2006, we wholly-owned four office properties and we consolidated one mixed-use hotel and residential property through a 95% interest in a limited liability company. We also consolidated two apartment development properties as a mezzanine lender per FIN 46R. Accordingly, our cash flows for the year ended December 31, 2006, as compared to the year ended December 31, 2005, reflect significant increases in all categories.

Cash flows provided by operating activities for the year ended December 31, 2006 were $3.9 million and were comprised primarily of net income of $2.4 million, changes in working capital accounts of $0.8 million and the adjustment for depreciation and amortization of $0.8 million. During the year ended December 31, 2005, cash flows used in operating activities were $0.1 million and were comprised of the net loss of $0.1 million and changes in working capital accounts of less than $0.1 million, and were significantly lower than the year ended December 31, 2006 due to the lack of real estate investments and less corporate activity.

Cash flows used in investing activities for the year ended December 31, 2006 were $145.5 million and primarily represented real estate purchases and purchases of real estate under development of consolidated borrowers totaling $138 million and capital expenditures of real estate under development, including real estate of our consolidated borrowers, of $5.9 million. During the year ended December 31, 2005, there were no cash flows from investing activities, as we had not yet begun to invest.

Cash flows provided by financing activities for the year ended December 31, 2006 were $177.6 million and were comprised primarily of funds received from the issuance of stock, net of offering costs of $142.7 million, proceeds from notes payable of $18 million and proceeds from mortgages of consolidated borrowers of $16.2 million. During the year ended December 31, 2005, cash flows provided by financing activities were $18.5 million and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $16.3 million and the increase of $2.2 million in payables to affiliates for organizational and offering expenses.

Liquidity and Capital Resources

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for mortgage loan investments, for the payment of operating expenses and distributions, and for the payment of interest and principal on our outstanding indebtedness. Generally, cash needs for items other than property acquisitions and mortgage loan investments are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the cash on hand from our Offering which ended in December 2007 and borrowings.

The amounts to be distributed to our stockholders are determined by our board of directors quarterly and are dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

We expect that our current properties, along with properties to be acquired in the future, will generate sufficient cash flow to cover operating expenses, and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Debt Financings

We may, from time to time, make mortgage, bridge, or mezzanine loans and other loans for acquisitions and investments as well as property development. We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.

Our notes payable increased to $243.9 million at December 31, 2007, from $89.2 million at December 31, 2006, primarily as a result of notes payable associated with property acquisitions. Each of our loans is secured by one or more of our properties. At December 31, 2007, our notes payable interest rates ranged from 6.2% to 10.25%, with a weighted average interest rate of 6.7%. Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately five years, with all principal and interest due at maturity. At December 31, 2007, our notes payable have maturity dates that range from March 2008 to September 2013. Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios. At December 31, 2007, we were in compliance with each of the debt covenants under our loan agreements.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure, and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities, and collateralized debt obligations, but also with the U.S. credit and financial markets as a whole. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions or refinance current debt could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

Credit Facility

On February 13, 2008, we entered into a senior secured revolving credit facility (the “Credit Agreement”) providing for up to $75 million of secured borrowings with Bank of America, as lender and administrative agent and other lending institutions to become a party to the Credit Agreement. The facility under this Credit Agreement allows us to borrow up to $75 million of revolving loans including up to $20 million available for issuing letters of credit; however, borrowings under the Credit Agreement are limited to $35 million until $40 million of the facility has been syndicated. Loans under the credit facility bear interest at an annual rate that is equal to or a combination of (1) the LIBOR plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 1.5% to 1.7%, or (2) the prime rate plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 0% to 0.2%. The credit facility matures on February 13, 2011. The credit facility is secured by a first lien on all real property assets in a collateral pool consisting of:

•                  Regency Center, Houston, TX

•                  12600 Whitewater, Minnetonka, MN

•                  5000 S. Bowen Road, Arlington, TX

•                  2603 Augusta, Houston, TX

•                  Northpoint Central, Houston, TX

•                  Bent Tree Green, Dallas, TX

•                  Las Colinas Commons, Irving, TX

The credit facility may be increased up to $150 million upon satisfaction of certain conditions including additions to the collateral pool. We have unconditionally guaranteed payment of the $75 million senior secured revolving credit facility. We are subject to customary affirmative, negative, and financial covenants, representations, warranties, and borrowing conditions.

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

Our calculation of FFO for the years ended December 31, 2007 and 2006 is presented below (amounts in thousands):

	2007	2006
Net income (loss)	$(3,856)	$2,391
Preferred stock dividends	—	—
Net income (loss) allocable to common stock	(3,856)	2,391
Real estate depreciation (1)	7,374	567
Real estate amortization (1)	5,179	784
Funds from operations (FFO)	$8,697	$3,742
GAAP weighted average shares:
Basic	36,338	9,629
Diluted	36,338	9,647

(1)          This represents the depreciation and amortization expense of the nine properties we wholly own and our share of the depreciation and amortization expense of the remaining five ownership interests in real estate properties we consolidate.

Non-cash Items Included in Net Income (loss):

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of $4.6 million and $0.5 million was recognized for the years ended December 31, 2007 and 2006, respectively;

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $3 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively;

•                  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.3 million for the year ended December 31, 2007.  There was no property tax abatement amortization recognized during the year ended December 31, 2006;

•                  Bad debt expense of $0.1 million was recognized for the year ended December 31, 2007.  No bad debt expense was recognized for the year ended December 31, 2006;

•                  Amortization of deferred financing costs of $0.7 million was recognized as interest expense for the year ended December 31, 2007; and, $0.6 million was recognized as a reduction of interest income for notes receivable for the year ended December 31, 2007.  Less than $0.1 million of deferred financing cost amortization was recognized in 2006.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

During the years ended December 31, 2007 and 2006, we declared and paid distributions from FFO and expect to continue to do so, except to the extent of distributions from the sale of our assets.  However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, and the sale of assets.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net income (loss) has been provided in accordance with GAAP.  Our calculation of NOI for the years ended December 31, 2007, 2006, and 2005 is presented below (amounts in thousands):

	2007	2006	2005
Revenues	$35,228	$4,661	$—
Operating expenses:
Property operating expenses	12,125	1,556	—
Real estate taxes	3,549	432	—
Property management fees	910	155	—
Total operating expenses	16,584	2,143	—
Net operating income	$18,644	$2,518	$—

Reconciliation to Net Income (Loss)
Net operating income	$18,644	$2,518	$—
Less:
Depreciation and amortization	(13,069)	(1,351)	—
General and administrative expense	(1,562)	(856)	(159)
Interest expense	(4,805)	(560)	—
Asset management fees	(2,322)	(200)	—
Advertising costs	(1,171)	—	—
Provision for income tax	(95)	—	—
Equity in losses on unconsolidated JVs	(1,201)	—	—
Loss on early extinguishment of debt	(2,455)	—	—
Add:
Interest income	3,779	2,749	56
Minority interest	401	91	—
Net income (loss)	$(3,856)	$2,391	$(103)

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 (amounts in thousands):

Notes Payable(1)	Total	2008	2009	2010	2011	2012	Thereafter
Principal	$243,902	$29,410	$56,645	$139,316	$335	$1,341	$16,855
Interest	37,818	14,825	12,051	7,774	1,209	1,153	806
Total	$281,720	$44,235	$68,696	$147,090	$1,544	$2,494	$17,661

(1) Includes the mortgages payable of our mezzanine borrowers consolidated under FIN 46R with principal balances totaling approximately $39.5 million.  These mortgages payable are obligations of our mezzanine borrowers and are not payable by us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We anticipate that the adoption of this standard will not have a material effect on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.   We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We are currently assessing the effect SFAS No. 141(R) may have on our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited.

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

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

In November 2007, we acquired an 80% equity interest in a leasehold interest in Becket House, an office building located in London, England, for cash and assumed debt totaling £18.8 million, or US$38.8 million, excluding closing and other acquisition-related costs.  The functional currency of this foreign operation is the British pound (“GBP”). Concurrent with the acquisition, we entered into a £6.1 million currency forward contract (the “Becket House Currency Forward”).  The Becket House Currency Forward is treated as a net investment hedge for accounting purposes in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”).  The Becket House Currency Forward is with a highly rated counterparty whereby we sell GBP and buy U.S. dollars with a strike rate of 1.9644 GBP to 1 US dollar that matures on November 23, 2011, to protect against changes in the U.S. dollar-equivalent value of our net investment in Becket House.  At December 31, 2007, the Becket House Currency Forward was reported at its fair value of $0.3 million within prepaid expenses and other assets in our consolidated balance sheet.  A 10% increase in the forward GBP-US dollar exchange rate would result in a $0.9 million decrease in fair value.  A 10% decrease in the forward GBP-US dollar exchange rate would result in a $1.1 million increase in fair value.

We maintain less than $0.1 million in a Euro-denominated account at a European financial institution.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.  We do not enter into derivatives for trading or speculative purposes, nor do we maintain any market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $243.9 million in notes payable at December 31, 2007, approximately $225.9 million represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidated under FIN 46R.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $0.4 million.

In June 2007, we entered into two interest rate cap agreements (the “Santa Clara Caps”) for a total notional amount of $52.1 million to hedge changes in LIBOR above a strike rate of 6% on our LIBOR-based $52.1 million note payable related to Santa Clara Tech Center.  The Santa Clara Caps are treated as cash flow hedges for accounting purposes in accordance with SFAS No. 133.  The Santa Clara Caps are with highly rated counterparties and limit the base LIBOR rate to increases not higher than the 6% strike rate.  At December 31, 2007, the Santa Clara Caps were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.

As part of our acquisition of an 80% equity interest in the Becket House leasehold interest, we acquired an interest rate cap and assumed an interest rate swap (the “Becket House Cap” and “Becket House Swap,” respectively).  The Becket House Swap and Becket House Cap were both designated as a cash flow hedge in accordance with SFAS No. 133 on December 31, 2007 and are with highly rated counterparties.  The notional amount of the Becket House Cap is £12.7 million and limits our increases in floating-rate interest payments on the Becket House £12.7 million note payable (US$25.3 million at December 31, 2007) attributable to increases in the 3-month GBP-LIBOR not greater than the 5.75% strike rate.  At December 31, 2007, the Becket House Cap was reported at its fair value of less than $0.1 million in prepaid expenses and other assets.  In addition, the notional amount of the Becket House Swap is £12.7 million and effectively

“fixes” the floating-rate interest payments on the Becket House £12.7 million note payable at a 5.5% rate.  At December 31, 2007, the Becket House Swap was reported at its fair value of $0.1 million in other liabilities.

In December 2007, we entered into an interest rate cap (the “Chase – Private Residences Cap”) for a notional amount of $30 million to hedge changes in the 30-day LIBOR above a strike rate of 6% on our LIBOR-based note payable related to the residential portion of Chase Park Plaza.  The Chase – Private Residences Cap is treated as a cash flow hedge for accounting purposes in accordance with SFAS No. 133 and is with a highly rated counterparty.  The Chase – Private Residences Cap limits the base 30-day LIBOR rate to increases not higher than the 6% strike rate.  At December 31, 2007, the Chase – Private Residences Cap was reported at its fair value of less than $0.1 million in prepaid expenses and other assets.

In December 2007, we entered into an interest rate swap (the “Chase Park Plaza Hotel Swap”) for a notional amount of $63.8 million accreting to $80.6 million to hedge the risk of changes in interest payments on our floating-rate LIBOR-based note payable related to the hotel portion of Chase Park Plaza.  The Chase Park Plaza Hotel Swap is treated as a cash flow hedge for accounting purposes in accordance with SFAS No. 133 and is with a highly rated counterparty.  The Chase Park Plaza Hotel Swap effectively “fixes” the floating-rate interest payments on the note payable at 3.82% plus the note’s credit spread, which can range from 1.75% to 2.15%.  At December 31, 2007, the Chase Park Plaza Hotel Swap was reported at its fair value of $0.2 million in other liabilities.

A 100 basis point decrease in interest rates would result in a $2.5 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $2.6 million net increase in the fair value of our interest rate caps and swaps.

Item 8.                    Financial Statements and Supplementary Data.

The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.                    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2007, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2007, were effective in providing reasonable assurance regarding reliability of financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information.

None.

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2008, which is expected to be filed with the Securities and Exchange Commission on or about April 29, 2008, and is incorporated herein by reference.

Item 11.                                                    Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2008, which is expected to be filed with the Securities and Exchange Commission on or about April 29, 2008, and is incorporated herein by reference.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2008, which is expected to be filed with the Securities and Exchange Commission on or about April 29, 2008, and is incorporated herein by reference.

Item 13.                                                    Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2008, which is expected be filed with the Securities and Exchange Commission on or about April 29, 2008, and is incorporated herein by reference.

Item 14.                                                    Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 23, 2008, which is expected to be filed with the Securities and Exchange Commission on or about April 29, 2008, and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)            List of Documents Filed.

1.             Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.             Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts and Reserves

Schedule III—Real Estate and Accumulated Depreciation

3.             Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)           Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

(c)           Financial Statement Schedules.

All financial statement schedules, except for Schedules II and III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: March 31, 2008	By:	/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2008	/s/ Robert M. Behringer
Robert M. Behringer
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

March 31, 2008	/s/ Robert S. Aisner
Robert S. Aisner
President, Chief Operating Officer and Director

March 31, 2008	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

March 31, 2008	/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer
(Principal Accounting Officer)

March 31, 2008	/s/ Barbara C. Bufkin
Barbara C. Bufkin
Director

March 31, 2008	/s/ Terry L. Gage
Terry L. Gage
Director

March 31, 2008	/s/ Steven J. Kaplan
Steven J. Kaplan
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard Opportunity REIT I, Inc.

Addison, Texas

We have audited the accompanying consolidated balance sheets of the Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2008

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets
As of December 31, 2007 and 2006

(in thousands, except share and per share amounts)

	2007	2006

Assets
Real estate
Land and improvements, net	$107,428	$15,354
Buildings and improvements, net	287,237	118,999
Real estate under development	75,729	38,418
Total real estate	470,394	172,771

Condominium inventory	75,547	—
Cash and cash equivalents	78,498	54,639
Restricted cash	4,731	2,336
Accounts receivable, net	7,736	1,208
Prepaid expenses and other assets	3,493	477
Leasehold interests, net	41,543	—
Investments in unconsolidated joint ventures	36,445	—
Furniture, fixtures and equipment, net	9,173	7,841
Deferred financing fees, net	3,755	1,788
Notes receivable	9,560	1,718
Lease intangibles, net	27,096	13,564
Other intangibles, net	10,651	10,826
Receivables from related parties	73	—
Total assets	$778,695	$267,168

Liabilities and Stockholders’ Equity
Notes payable	$243,902	$89,203
Accounts payable	9,300	470
Payables to related parties	901	2,411
Acquired below-market leases, net	18,851	4,365
Distributions payable	1,373	1,695
Accrued liabilities	21,750	5,539
Subscriptions for common stock	—	570
Other liabilities	1,223	820
Total liabilities	297,300	105,073

Commitments and contingencies

Minority interest	15,335	2,648

Stockholders’ Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 54,056,354 and 18,202,576 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	5	2
Additional paid-in capital	481,521	159,906
Accumulated distributions in excess of net loss	(14,982)	(461)
Accumulated other comprehensive loss	(484)	—
Total stockholders’ equity	466,060	159,447

Total liabilities and stockholders’ equity	$778,695	$267,168

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations
For the years ended December 31, 2007, 2006 and 2005

(in thousands, except share and per share amounts)

	2007	2006	2005

Revenues
Rental revenue	$30,814	$4,661	$—
Hotel revenue	4,414	—	—

Total revenues	35,228	4,661	—

Expenses
Property operating expenses	12,125	1,556	—
Interest expense	4,805	560	—
Real estate taxes	3,549	432	—
Property management fees	910	155	—
Asset management fees	2,322	200	—
General and administrative	1,562	856	159
Advertising costs	1,171	—	—
Depreciation and amortization	13,069	1,351	—

Total expenses	39,513	5,110	159

Interest income	3,779	2,749	56
Loss on debt extinguishment	(2,455)	—	—

Income (loss) before income taxes, minority interest and equity in losses of unconsolidated joint ventures	(2,961)	2,300	(103)

Provision for income taxes	(95)	—	—
Equity in losses of unconsolidated joint ventures	(1,201)	—	—
Minority interest	401	91	—

Net income (loss)	$(3,856)	$2,391	$(103)

Weighted average shares outstanding:
Basic	36,337,944	9,629,398	174,833
Diluted	36,337,944	9,646,771	174,833

Earnings (loss) per share:
Basic	$(0.11)	$0.25	$(0.59)
Diluted	$(0.11)	$0.25	$(0.59)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
For the years ended December 31, 2007, 2006 and 2005

(in thousands, except share amounts)

						Accumulated
						Distributions	Accumulated
	Convertible Stock		Common Stock		Additional	in Excess of	Other	Total
	Number of	Par	Number of	Par	Paid-In	Net Income	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	(Loss)	Loss	Equity

Balance at January 1, 2005	1,000	$—	21,739	$—	$201	$—	$—	$201

Issuance of common stock, net	—	—	2,012,266	—	16,315	—	—	16,315

Net loss	—	—	—	—	—	(103)	—	(103)

Balance at December 31, 2005	1,000	—	2,034,005	—	16,516	(103)	—	16,413

Issuance of common stock, net	—	—	16,056,984	2	142,337	—	—	142,339

Redemption of common stock	—	—	(7,782)	—	(70)	—	—	(70)

Distributions declared on common stock	—	—	—	—	—	(2,749)	—	(2,749)

Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	119,369	—	1,123	—	—	1,123

Net income	—	—	—	—	—	2,391	—	2,391

Balance at December 31, 2006	1,000	—	18,202,576	2	159,906	(461)	—	159,447

Issuance of common stock, net	—	—	35,081,049	3	314,226	—	—	314,229

Redemption of common stock	—	—	(148,951)	—	(1,366)	—	—	(1,366)

Distributions declared on common stock	—	—	—	—	—	(10,665)	—	(10,665)

Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	921,680	—	8,755	—	—	8,755

Comprehensive loss:
Net loss	—	—	—	—	—	(3,856)	—	(3,856)

Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(121)	(121)

Unrealized losses on interest rate derivatives	—	—	—	—	—	—	(363)	(363)

Total comprehensive loss								(4,340)

Balance at December 31, 2007	1,000	$—	54,056,354	$5	$481,521	$(14,982)	$(484)	$466,060

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(3,856)	$2,391	$(103)
Adjustments to reconcile net income (loss) to net cash flows (used in) provided by operating activities:
Depreciation and amortization	10,366	777	—
Amortization of deferred financing fees	1,265	41	—
Minority interest	(401)	(91)	—
Loss on early extinguishment of debt	2,455	—	—
Equity in losses of unconsolidated joint ventures	1,201	—	—
Change in accounts receivable	(6,302)	(920)	—
Change in inventory	(20,976)	—	—
Change in prepaid expenses and other assets	239	99	(86)
Change in accounts payable	726	470	—
Change in other liabilities	1,159	—	—
Change in accrued liabilities	2,443	1,067	88
Change in payables to related parties	332	131	—
Addition of lease intangibles	(1,218)	(37)	—
Cash (used in) provided by operating activities	(12,567)	3,928	(101)

Cash flows from investing activities:
Escrow deposits and pre-acquisition costs on real estate to be acquired	(1,072)	—	—
Purchases of real estate properties	(257,303)	(113,786)	—
Purchase of real estate under development of consolidated borrowers	—	(24,178)	—
Acquisition of interest in unconsolidated joint ventures	(23,481)	—	—
Capital expenditures for real estate under development	(16,957)	(10)	—
Capital expenditures for real estate under development of consolidated borrowers	(30,500)	(5,852)	—
Additions of property and equipment	(13,272)	(17)	—
Change in restricted cash	(2,966)	(1,628)	—
Investment in notes receivable	(22,006)	—	—
Fees paid to related party for mezzanine loan arrangements	(587)	—	—
Cash used in investing activities	(368,144)	(145,471)	—

Cash flows from financing activities:
Financing costs	(3,608)	(1,861)	—
Premium paid on extinguishments of debt	(1,622)	—	—
Proceeds from bridge note	52,115	—	—
Proceeds from notes payable	79,031	18,000	—
Proceeds from mortgages of consolidated borrowers	23,311	16,203	—
Payments on notes payable	(55,030)	—	—
Purchase of interest rate derivatives	(154)	—	—
Issuance of common stock	349,857	160,438	20,083
Redemptions of common stock	(1,366)	(3)	—
Offering costs	(35,239)	(17,784)	(3,767)
Distributions	(2,620)	(248)	—
Contributions from minority interest holders	2,651	2,740	—
Distributions to minority interest holders	(818)	—	—
Change in subscriptions for common stock	(570)	123	447
Change in subscription cash received	570	(109)	(460)
Change in payables to related parties	(1,914)	122	2,158
Cash provided by financing activities	404,594	177,621	18,461

Effect of exchange rate changes on cash and cash equivalents	(24)	—	—

Net change in cash and cash equivalents	23,859	36,078	18,360
Cash and cash equivalents at beginning of year	54,639	18,561	201

Cash and cash equivalents at end of year	$78,498	$54,639	$18,561

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

1.             Business and Organization

Organization

Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in November 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust, (“REIT”), for federal income tax purposes.  We invest in and operate real estate or real estate related assets on an opportunistic basis.  In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We may acquire office, industrial, retail, hospitality, recreation and leisure, multifamily and other properties.  We may purchase existing or newly constructed properties or properties under development or construction, including multifamily properties for conversion into condominiums.  Further, we may invest in real estate related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise.  We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.

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

Public Offering

On September 20, 2005, we commenced a public offering  (the “Offering”) of up to 40,000,000 shares of common stock at a price of $10 per share pursuant to a Registration Statement on Form S-11 (File No. 333-120847) declared effective under the Securities Act of 1933, as amended (the “Securities Act”).  On November 17, 2006, we registered an additional 6,587,065 shares of common stock pursuant to the Offering through the filing of a Registration Statement on Form S-11 (File No. 333-138804) pursuant to Rule 462(b) under the Securities Act.  The Registration Statement declared effective as of September 20, 2005 also covers the offering of up to 8,000,000 shares of common stock to be offered at a price of $9.50 per share pursuant to our distribution reinvestment plan (the “DRIP”).  We subsequently reallocated the shares of common stock in the Offering to provide $532.7 million, or 53,270,000 shares, for sale in the primary offering and $9.2 million, or 965,331 shares, for sale through our DRIP.

On November 16, 2007, we terminated the DRIP component of the Registration Statement declared effective as of September 20, 2005 and commenced our public offering of up to 6,315,790 shares of common stock at a price of $9.50 per share under our Second Amended and Restated Distribution Reinvestment Plan pursuant to a Registration Statement on Form S-3 (File No. 333-146965) (“Secondary DRIP”).  On December 28, 2007, we terminated the primary offering component of our Offering.  Aggregate gross offering proceeds from our Offering total approximately $538.7 million and net offering proceeds after selling commissions, dealer manager fees, and organization and offering expenses total approximately $481.8 million.  As of December 31, 2007, we have issued 102,472 shares through our Secondary DRIP resulting in gross and net proceeds of $1 million.

As of December 31, 2007, we had issued 54,213,087 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”), 940,307 shares through the DRIP, and 102,472 shares through our Secondary DRIP.  As of December 31, 2007, we had redeemed 156,733 shares of our common stock and had 54,056,354 shares of our common stock outstanding.  As of December 31, 2007, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

We use the proceeds from our Offering, after deducting offering expenses, primarily to acquire commercial properties, such as office buildings, shopping centers, business and industrial parks, manufacturing facilities, apartment buildings, warehouse and distribution facilities, and motel and hotel properties.

Our common stock is not currently listed on a national exchange.  Unless liquidated earlier, we anticipate causing the shares of common stock to be listed for trading on a national securities exchange or liquidating our real estate portfolio

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

on or before the sixth anniversary of the termination of the Offering on December 28, 2007.  Depending upon the then-prevailing market conditions, it is our intention to consider beginning the process of listing or liquidating within three to six years after the termination of the Offering.  In the event that we do not obtain such listing prior to the sixth anniversary of the termination of the Offering, unless a majority of our board of directors and a majority of our independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

2.             Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization, and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities,” which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, land improvements, buildings, building improvements, furniture, fixtures and equipment, identified intangible assets, asset retirement obligations, and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, tenant relationships, and other intangible assets.

Upon the completion of a business combination, we record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Any amount paid in excess of the fair value of the acquired assets and liabilities is recorded as goodwill.  If the value of the assets and liabilities exceeds the total purchase price, then the resulting negative goodwill is allocated to the tangible assets acquired.

Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

The fair value of any tangible assets acquired, expected to consist of land, land improvements, buildings, building improvements, and furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets.  Land values are derived from appraisals, and building and land improvements values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures, and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors.  The value of buildings is depreciated over its respective estimated useful life ranging from 25 years for commercial office property to 39 years for hotel/mixed-use property using the straight-line method.  Land improvements are depreciated over the estimated useful life of 15 years, and furniture, fixtures, and

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.  Our leasehold interest is depreciated over its remaining contractual life, or approximately 102 years.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the determined lease term.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

The total value of identified real estate intangible assets that we may acquire in the future is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal costs, and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate their lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of December 31, 2007, the estimated remaining useful lives for acquired lease intangibles range from approximately one year to 13 years.

Other intangible assets include the value of identified hotel trade names and in-place property tax abatements.  These fair values are based on management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the trade names is amortized over its respective estimated useful life of 20 years using the straight-line method and the value of the in-place property tax abatement is amortized over its estimated term of 10 years using the straight-line method.

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years ended December 31 is as follows (amounts in thousands):

Lease / Other Intangibles
2008	$3,474
2009	3,195
2010	1,977
2011	1,645
2012	1,508

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (amounts in thousands):

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
2007	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$293,886	$107,498	$32,211	$(22,445)	$41,577	$11,339
Less: depreciation and amortization	(6,649)	(70)	(5,115)	3,594	(34)	(688)
Net	$287,237	$107,428	$27,096	$(18,851)	$41,543	$10,651

				Acquired
	Buildings and	Land and	Lease	Below-Market	Other
2006	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$119,566	$15,354	$14,348	$(4,939)	10,826
Less: depreciation and amortization	(567)	—	(784)	574	—
Net	$118,999	$15,354	$13,564	$(4,365)	10,826

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value.  In addition to land acquisition costs, land development costs and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs spent to date, estimated additional future costs, and management’s plans for the property.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Restricted Cash

Through December 28, 2007, the date our Offering terminated, restricted cash included subscription proceeds that were held in a separate account until subscribing investors were admitted as stockholders.  During the Offering, we admitted new stockholders at least monthly.  Upon acceptance of stockholders, subscription proceeds were transferred to operating cash and available to be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering costs, and operating expenses.  As required by our lenders, restricted cash as of December 31, 2007 and December 31, 2006 also included $4.7 million and $1.8 million, respectively, held in escrow accounts, for real estate taxes, and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from our hotel operators and tenants related to our other consolidated properties.  The allowance for doubtful accounts as of December 31, 2007 was $0.1 million.  There was no allowance for doubtful accounts recognized as of December 31, 2006.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, prepaid advertising, pre-acquisition costs related to probable purchases of properties, the fair value of certain derivative instruments, as well as inventory, prepaid insurance, and real estate taxes of our consolidated properties.  Inventory consists of food, beverages, linens, glassware, china, and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $1.4 million at December 31, 2007.  There was no accumulated depreciation as of December 31, 2006.

Impairment of Long-Lived Assets

For real estate we wholly own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.  There were no impairment charges for the years ended December 31, 2007, 2006, and 2005.

For real estate we own through an investment in a joint venture, tenant-in-common interest, or other similar investment structure, at each reporting date, management compares the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for the years ended December 31, 2007, 2006, and 2005.

For notes receivable, management reviews the terms and conditions underlying the outstanding notes receivable.  If management determines that it is probable that all amounts due under the terms of the note will not be collected, an

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

impairment charge is recorded to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note.  There were no impairment charges for the years ended December 31, 2007, 2006, and 2005.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $1.2 million and $0.1 million as of December 31, 2007 and 2006, respectively.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks and to minimize the variability caused by foreign currency risk of our net investment in a foreign real estate investment.  To accomplish these objectives, we use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR.  These instruments include LIBOR-based interest rate swaps and caps.  For our net investment in a foreign real estate investment, we use foreign currency forward exchange contracts to eliminate the impact of foreign currency movements on our financial position.

We measure our derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on our rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivatives are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings.  For derivatives designated as net investment hedges, changes in fair value are reported in other comprehensive income as part of the foreign currency translation gain or loss.  Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

As of December 31, 2007, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations.”  As part of the anticipated renovation and redevelopment of an acquired property, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liability is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  The balance of the asset retirement obligation was $0.2 million and $0.8 million as of December 31, 2007 and 2006, respectively, and was included in other liabilities.

Foreign Currency Translation

SFAS No. 52, “Foreign Currency Translation,” establishes standards requiring the financial results of our international investment to be properly measured and reported in U.S. dollars, our reporting currency.  The primary currency in which our international investment conducts business is the British pound.  All asset and liability accounts for our international investment are translated at the current exchange rate at each reporting period.  Contributed capital is translated using the historical rate of exchange when capital is contributed.  Income statement items for this investment are translated at the average exchange rate during the reporting period.  We maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive loss in our consolidated statement of stockholders’ equity.  The cumulative foreign currency translation adjustment was $0.1 million as of December 31, 2007.  We had no cumulative foreign currency translation adjustment as of December 31, 2006.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is reported in the accompanying consolidated statement of stockholders’ equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP.  The components of accumulated other comprehensive loss consist of foreign currency translation gains and losses and unrealized gains and losses on derivatives designated as hedges under SFAS No. 133.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $4.6 million and $0.5 million was recognized in rental revenues for the years ended December 31, 2007 and 2006, respectively.  Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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

Income Taxes

We elected to be taxed, and qualified, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), for the year ended December 31, 2006.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code in 2007, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level except for the operations of our wholly-owned taxable REIT subsidiary, Behringer Harvard Cordillera Residences, Inc., which provides management and development services to The Lodge & Spa at Cordillera.

On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  For the year ended December 31, 2007, we recognized a provision for current tax expense of $0.1 million and a provision for deferred tax expense of less than $0.1 million related to the Texas margin tax.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates.  We account for our incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.”  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statement of cash flows, rather than as operating cash flows as required under previous regulations.  For the years ended December 31, 2007 and 2006, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At December 31, 2007, we had cash and cash equivalents and restricted cash on deposit in financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  As of December 31, 2007, we had options to purchase 39,583 shares of common stock outstanding at a weighted average exercise price of $9.10.  These options are excluded from the calculation of earnings per share for the year ended December 31, 2007 because the effect would be anti-dilutive.  There were no options outstanding in 2005.  Therefore, the weighted average shares outstanding to calculate both basic and diluted loss per share were the same for the year ended December 31, 2005.  The following table sets forth the reconciliation between weighted shares outstanding used for calculating basic and diluted earnings per share for the year ended December 31, 2006.

2006
Weighted average shares for basic earnings per share	9,629,398
Effect of stock options	17,373
Weighted average shares for diluted earnings per share	9,646,771

Minority Interest

We hold a primary beneficiary interest as a lender in two variable interest entities that own real estate properties and thus, we consolidate their accounts with and into our accounts.  Minority interest represents the non-controlling ownership interest’s proportionate share of the equity in our consolidated real estate investments including the 5%, 15%, 10%, 30%, and 20% unaffiliated partners’ share of the equity in Chase Park Plaza, The Lodge & Spa at Cordillera, Rio Salado Business Center, Frisco Square, and Becket House, respectively, as well as 100% of the equity of the two properties we consolidated under FIN 46R, as a lender and primary beneficiary.  Income and losses are allocated to minority interest holders based on their ownership percentage.

Reportable Segments

FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2007, 2006 and 2005.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

3.         Recently Announced Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We anticipate that the adoption of this standard will not have a material effect on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141R applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15,

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

2008.  Early adoption is not allowed.  We are currently assessing the effect SFAS No. 141(R) may have on our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited.

4.             Acquisitions

Real Estate Asset Acquisitions

We made the following real estate asset acquisitions during 2007:

Property Name	Location	Date Acquired	Approximate Rentable Square Footage (Unaudited)	Ownership Interest	Approximate Purchase Price (including closing costs) (in millions)
Santa Clara Tech Center	Santa Clara, CA	05/02/07	456,000	100%	$74.1
Royal Island	Commonwealth of Bahamas	05/03/07	—	31%	20.0
5000 S. Bowen Road	Arlington, TX	05/10/07	87,000	100%	19.1
Rio Salado Business Center	Phoenix, AZ	06/29/07	—	90%	7.4
Frisco Square	Frisco, TX	08/03/07	100,500	70%	73.7
Northpoint Central	Houston, TX	09/13/07	180,000	100%	21.2
Regency Center	Houston, TX	09/13/07	157,000	100%	19.1
2603 Augusta	Houston, TX	09/13/07	242,000	100%	33.5
GrandMarc TCU	Ft Worth, TX	09/20/07	—	50%	8.1
GrandMarc UVA	Charlottesville, VA	09/20/07	—	50%	6.1
Becket House	London, England	11/28/07	46,000	80%	43.3

Business Combination – Chase Park Plaza

On December 8, 2006, we acquired a 95% ownership interest in two consolidated subsidiaries that, combined, own a mixed-used hotel, retail and residential property located in St. Louis, Missouri (“Chase Park Plaza”).  Chase Park Plaza consists of an 11-story hotel building with guest rooms, restaurants, banquet and meeting space, a five-screen movie theater, rentable office space, an outdoor pool, a fitness center, a spa, retail shops, as well as a 29-story residential building with a total of 269 residential and corporate apartment units.  We have leased the hotel and all hotel related-operations of Chase Park Plaza to our 5% unaffiliated partner and operator of the hotel.  We have budgeted redevelopment and conversion of the residential building into additional hotel rooms, corporate apartments and condominiums.  The aggregate initial capital obligation for our 95% ownership interest in Chase Park Plaza was approximately $47.5 million, of which approximately $43.4 million, excluding costs incurred outside of closing, was funded at acquisition.  We used proceeds from the Offering to pay the initial capital contribution and also assumed a $55 million mortgage loan on the property.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

The following summary presents the allocation of the Chase Park Plaza purchase price to the assets acquired and liabilities assumed (amounts in thousands).

Land and improvements	$4,955
Buildings and improvements	73,391
Real estate under development	5,360
Furniture, fixtures and equipment	7,841
Trade name	7,537
Property tax abatement	3,289
Restricted cash	138
Accounts and other receivables	288
Prepaid expenses and other assets	350
Deferred financing fees	1,127
Note receivable	1,718
Accrued liabilities	(659)
Other liabilities	(820)
104,515
Less: mortgage loan assumed	(55,000)
Net assets acquired	$49,515

The weighted-average useful life assigned to the trade name and property tax abatement intangible assets was 20 years and 10 years, respectively.  The following summary presents the results of operations for the years ended December 31, 2006 and 2005, on an unaudited pro forma basis, as if the acquisition of Chase Park Plaza had occurred as of January 1 of the respective years.  The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1 of the respective years, nor are they indicative of results of operations that may occur in the future (amounts in thousands, except per share data).

	2006	2005

Total revenues	$12,127	$7,851
Total expenses	(14,192)	(8,851)
Interest income	2,835	142
Minority interest	167	38
Net income (loss)	$937	$(820)

Weighted average shares outstanding:
Basic	10,343	5,283
Diluted	10,359	5,283

Earnings (loss) per share:
Basic	$0.09	$(0.16)
Diluted	$0.09	$(0.16)

Business Combination – The Lodge & Spa at Cordillera

On June 6, 2007, we acquired an 85% ownership interest in a 56-room (unaudited) resort, which includes a 20,000 (unaudited) square foot spa, in Edwards, Colorado (“The Lodge & Spa at Cordillera”).  The Lodge & Spa at Cordillera is situated on 8.3 acres (unaudited) of land, which includes 3.5 acres (unaudited) of land planned for development into 19 additional units (unaudited).  In addition, The Lodge & Spa at Cordillera includes an adjacent 23.2 (unaudited) acres of vacant land, which is entitled for residential development.  The purchase price for The Lodge & Spa at Cordillera was $36.5 million, including direct acquisition costs and the portion funded by our 15% unaffiliated partner.  We used proceeds from the Offering to pay the purchase price.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

The following summary presents the initial estimated allocation of the purchase price of The Lodge & Spa at Cordillera to the assets acquired and liabilities assumed.  We are in the process of finalizing the allocation, which is subject to change until our information is finalized, no later than twelve months from the acquisition date (amounts in thousands).

Land	$27,402
Site improvements	413
Building	6,341
Furniture, fixtures, and equipment	1,319
Room and banquet backlog	16
Trademark / trade name	1,487
Other intangible assets	33
Cash	8
Receivables	230
Prepaid assets	132
Inventory	236
Deposits	140
Liabilities assumed	(1,232)
Net assets acquired	$36,525

The weighted-average useful life assigned to the room and banquet backlog and trademark / trade name intangible assets was three months and 20 years, respectively.  The other intangible asset is not subject to amortization.  The following summary presents the results of operations for the years ended December 31, 2007 and 2006, on an unaudited pro forma basis, as if the acquisition of The Lodge & Spa at Cordillera had occurred as of January 1 of the respective years.  The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transaction occurred on January 1 of the respective years, nor are they indicative of results of operations that may occur in the future (amounts in thousands, except per share data).

	2007	2006
Total revenues	$38,206	$11,767
Total expenses	(43,803)	(14,964)
Other income, net	29	2,749
Minority interest	598	503
Net income (loss)	$(4,970)	$55

Weighted average shares outstanding:
Basic	36,338	9,629
Diluted	36,338	9,647

Earnings (loss) per share:
Basic	$(0.14)	$0.01
Diluted	$(0.14)	$0.01

5.             Real Estate Investments

As of December 31, 2007, we wholly-owned nine properties and consolidated five properties through investments in limited liability companies.  In addition, we are the mezzanine lender for two development properties that we consolidate under FIN 46R.  We have non-controlling, unconsolidated ownership interests in three properties that are accounted for using the equity method:  Royal Island, GrandMarc at Westberry Place, and GrandMarc at the Corner.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

The following table presents certain information about our consolidated properties as of December 31, 2007:

Property Name	Location	Approximate Rentable Square Footage (unaudited)	Description	Ownership Interest
12600 Whitewater Drive	Minnetonka, Minnesota	71,000	2-story office building	100%
Ferncroft Corporate Center	Middleton, Massachusetts	226,000	8-story office building	100%
Bent Tree Green	Dallas, Texas	138,000	3-story office building	100%
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus	100%
Santa Clara Tech Center	Santa Clara, California	456,000	3-building office complex	100%
Northpoint Central	Houston, Texas	180,000	9-story office building	100%
Regency Center	Houston, Texas	157,000	6-story office building	100%
2603 Augusta	Houston, Texas	242,000	16-story office building	100%
Chase Park Plaza	St. Louis, Missouri	—	hotel and redevelopment property	95%
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and redevelopment property	85%
Rio Salado Business Center	Phoenix, Arizona	—	development property	90%
Frisco Square	Frisco, Texas	100,500	mixed-use development	70%
			(multifamily, retail, office, and restaurant)
Becket House	London, England	46,000	long term leasehold interest	80%
Alexan Voss	Houston, Texas	—	development property	Lender
Alexan Black Mountain	Henderson, Nevada	—	development property	Lender

6.             Variable Interest Entities

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own apartment communities under development (the “Alexan Voss” in Houston, Texas and “Alexan Black Mountain” in Henderson, Nevada properties, respectively).  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million.  Our mezzanine loans are subordinate to the construction loans.  In addition, we have entered into option agreements allowing us to purchase the ownership interests in Alexan Voss and Alexan Black Mountain after each project’s substantial completion.

Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN 46R and that we are the primary beneficiary of these variable interest entities.  Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing.  As of December 31, 2007, there was $70.3 million of related real estate assets and real estate under development related to Alexan Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction and mezzanine loans of $62.2 million.  The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities.  As of December 31, 2007, the outstanding principal balance under our mezzanine loans was $22.7 million, which is eliminated, along with accrued interest and loan origination fees, upon consolidation.

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas (“Royal Island”).  In December 2007, we committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property (See Note 7), of which $7.9 million was outstanding to us at December 31, 2007.  Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity under FIN 46R but that we are not the primary beneficiary.  Accordingly, we do not consolidate the Royal Island entity and instead account for it under the equity method of accounting in accordance with SOP 78-9, as amended and interpreted.  At December 31, 2007, there was approximately $70 million of real estate assets under development related to Royal Island.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

7.                                      Notes Receivable

In February 2007, we made two mezzanine loans to provide financing for student housing apartment projects in Fort Worth, Texas and Charlottesville, Virginia, GrandMarc at Westberry Place and GrandMarc at the Corner, respectively.  The aggregate principal amount of the mezzanine loans was $14.2 million.  The mezzanine loans accrued interest at 10% per annum and the original maturity date was February 25, 2008.  On September 20, 2007, in accordance with the contribution agreements associated with these loans, the loans were repaid and the proceeds were contributed as our 50% equity interests in two newly formed joint ventures with the mezzanine borrowers for a total contribution of $14.2 million.

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.  At December 31, 2007, the note receivable balance was $1.7 million.

In December 2007, we participated in a bridge loan financing arrangement for the continuing development and construction of the Royal Island resort hotel, spa, golf course, marina, and residences.  We own an approximately 31% interest as a limited partner in the Royal Island property.  The aggregate principal amount available under the bridge loan is $60 million, of which we are making available up to $40 million.  The loan accrues interest at the one-month LIBOR rate plus 8% per annum and monthly payments of interest only are required with any remaining balance payable at the maturity date, December 20, 2008.  At December 31, 2007, the loan balance owed to us was $7.9 million with an interest rate of 12.6%.

8.                                      Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs to real estate under development.  For the years ended December 31, 2007 and 2006, we capitalized a total of $73.2 million and $34.3 million, respectively, of such costs associated with real estate under development including $5 million and $0.4 million, respectively, in interest and deferred financing costs.

Certain redevelopment costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza and The Lodge & Spa at Cordillera have been capitalized to condominium inventory on our consolidated balance sheet at December 31, 2007.  For the year ended December 31, 2007, we capitalized a total of $75.5 million of such costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera, including $1.4 million of interest and deferred financing costs.

9.                                      Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  In June 2007, we entered into two interest rate cap agreements associated with our Santa Clara Tech Center property.  In November 2007, we entered into a foreign currency forward contract to hedge our net investment in Becket House.  In December 2007, we entered into interest rate swap and interest rate cap agreements associated with Chase Park Plaza and Becket House.   The swap and cap agreements related to Becket House were not designated a hedge until December 31, 2007.  Accordingly, changes in their fair value have been reported in our consolidated statement of operations as a component of interest expense.  For the year ended December 31, 2007, interest expense was increased by $0.1 million to adjust the carrying amount of the Becket House swap and cap to their respective fair value.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  In addition, we may be exposed to foreign currency exchange risk related to our net investment in the Becket House leasehold interest.  Accordingly, our hedging strategy is to protect our net investment in a British-pound-denominated entity against the risk of adverse changes in British pound to U.S. dollar exchange rates.

Derivative instruments classified as assets were reported at their combined fair values of $0.3 million in prepaid expenses and other assets at December 31, 2007.  Derivative instruments classified as liabilities were reported at their combined fair values of $0.4 million in other liabilities at December 31, 2007.  Over time, the unrealized gains and losses held in accumulated other comprehensive income related to certain cash flow hedges will be reclassified to earnings.  The

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

amount to be reclassified from accumulated other comprehensive income to interest expense within the next 12 months is expected to be a net gain of $0.1 million.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.  There was no hedge ineffectiveness during the year ended December 31, 2007.

During the year ended December 31, 2007, we recorded unrealized losses of $0.4 million to accumulated other comprehensive loss in our statement of stockholders’ equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges under SFAS No. 133 to their fair values at December 31, 2007.  The net amount of the foreign currency translation gain on the net investment hedge included in cumulative translation adjustments during the year ended December 31, 2007 was $0.4 million.

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2007.  The notional values provide an indication of the extent of our involvement in these instruments at December 31, 2007, but do not represent exposure to credit, interest rate, or market risks (amounts in thousands).

Hedge Type / Description	Notional Value	Interest Rate / Strike Rate	Maturity	Fair Value Asset / (Liability)
Cash Flow Hedges
Interest rate cap - Santa Clara Tech Center	$35,115	6%	June 15, 2010	$14
Interest rate cap - Santa Clara Tech Center	$17,000	6%	June 15, 2010	$7
Interest rate cap - Chase - Private Residences	$30,000	6%	December 15, 2009	$3
Interest rate swap - Chase Park Plaza Hotel	$63,777	3.82%	November 15, 2010	$(226)
Interest rate cap - Becket House	£12,700	5.75%	November 21, 2010	$45
Interest rate swap - Becket House	£12,700	5.50%	November 21, 2009	$(130)

Net Investment Hedges
Foreign currency forward - Becket House	£6,120	1.9644	November 23, 2011	$276

10.                               Notes Payable

The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties consolidated under FIN 46R at December 31, 2007 and 2006:

	December 31,		Interest	Maturity
Description	2007	2006	Rate	Date
	(amounts in thousands)
Ferncroft Corporate Center	$18,000	$18,000	6.33%	09/01/13
Alexan Voss (1)	14,147	10,403	30-day LIBOR + 1.6% (2)	03/22/10
Alexan Black Mountain (1)	25,367	5,800	30-day LIBOR + 1.6% (2)	09/29/09
Chase Park Plaza	—	55,000	5.2%	08/01/10
Chase Park Plaza Hotel	62,265	—	Prime Rate, or	11/15/10
			30-day LIBOR + spread (2)(3)
Chase - The Private Residences	12,274	—	Prime Rate, or	11/15/10
			30-day LIBOR + spread (2)(3)
Santa Clara Tech Center	52,115	—	30-day LIBOR + 1.75% (2)	06/09/10
Frisco Square - Comerica	21,115	—	Prime Rate + 0.25%, or	09/03/08
		—	Eurodollar Rate + 3% (3)(4)
Frisco Square - F1-10	8,295	—	Prime Rate + 1% (3)	05/14/08
Frisco Square - B1-7	531	—	Prime Rate + 3% (3)	On Demand
Frisco Square - Compass	4,471	—	Prime Rate, or LIBOR (2)(3)	03/08/09
Becket House - RBS	25,322	—	RBS Base Rate + 1.25% (5)	01/31/09
	$243,902	$89,203

(1)          The mortgages payable of our mezzanine borrowers consolidated under FIN 46R are obligations of our mezzanine borrowers and are not payable by us.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(2)          30-day London Interbank Offer Rate (“LIBOR”) was 4.6% at December 31, 2007.

(3)          Prime rate was 7.25% at December 31, 2007.

(4)          One-month Eurodollar rate was 4.7% at December 31, 2007.

(5)          RBS Base Rate was 5.5% at December 31, 2007.

On May 2, 2007, we acquired Santa Clara Tech Center using approximately $52.1 million under a bridge promissory note dated May 2, 2007 (the “Santa Clara Bridge Note”) from a financial institution (the “Santa Clara Lender”) to pay a portion of the $70 million contract purchase price for Santa Clara Tech Center.  On June 8, 2007, we obtained permanent financing for the acquisition of Santa Clara Tech Center and paid off the Santa Clara Bridge Note through a loan agreement (the “Santa Clara Loan Agreement”) and a mezzanine loan agreement (the “Santa Clara Mezzanine Loan Agreement”) with the Santa Clara Lender.  Borrowings under the Santa Clara Loan Agreement may total up to $59.5 million, and the Santa Clara Tech Center is held as collateral for the Santa Clara Loan Agreement.  Borrowings under the Santa Clara Mezzanine Loan may total up to $20 million.   The interest rate under the Santa Clara Loan Agreement and the Santa Clara Mezzanine Loan Agreement is equal to the 30-day LIBOR rate plus 1.75%, with interest being calculated on the unpaid principal.  The LIBOR rate is capped at 6% through interest rate cap agreements.  Monthly payments of unpaid accrued interest only are due beginning July 9, 2007.  A final payment of the principal and unpaid accrued interest is due and payable on June 9, 2010, the maturity date.

On August 3, 2007, we acquired a 70% interest in Frisco Square using an aggregate of $29.9 million of assumed debt under four separate notes:

•                  We assumed $21.1 million under the Frisco Square – Comerica note, which bears interest at the election of the borrower at either the Prime Rate plus 0.25% or the Eurodollar Rate plus 3%.  Monthly payments of interest only are required with any remaining balance payable at the maturity date, September 3, 2008.  Prepayment is permitted at any time subject to the expiration of any applicable Eurodollar interest period.  In addition, we have guaranteed payment of the debt under the Frisco Square – Comerica loan with our liability limited to 70% of the principal outstanding plus interest and costs.

•                  We assumed $8.3 million under the Frisco Square – F1-10 note, which bears interest at the Prime Rate plus 1%.  Monthly payments of interest only are required and the Frisco Square – F1-10 note matures on May 14, 2008.  We have guaranteed payment of the debt with our liability limited to 70% of the principal outstanding plus interest and costs.

•                  We assumed $0.5 million under the Frisco Square – B1-7 note, which bears interest at the Prime Rate plus 3%.  Monthly payments of interest only are required and the Frisco Square – B1-7 note matures on demand.  We have guaranteed payment of the debt with our liability limited to 70% of the principal outstanding plus interest and costs.

•                  We assumed $1,000 under the Frisco Square – Compass note, which bears interest at the election of the borrower, at either the Prime Rate or an interest rate based on LIBOR.  Monthly payments of interest only are required with any remaining balance payable at the maturity date, March 8, 2009.  At December 31, 2007, the balance of the note was $4.5 million, with $4.4 million of the loan proceeds remaining available for disbursement.

On November 15, 2007, Chase Park Plaza Hotel, LLC and The Private Residences, LLC, each of which is an entity in which we have a 95% ownership interest, entered into separate loan agreements to borrow up to an aggregate of $145 million with two financial institutions.  Proceeds under the loans were used, in part, to repay the $55 million owed under a loan agreement with Massachusetts Mutual Life Insurance Company.  As a result of the repayment, we recognized a loss on the early extinguishment of debt of $2.5 million related to the write-off of the unamortized debt financing fees and a $1.6 million prepayment penalty.  Borrowings under the loans may not exceed an aggregate $86.2 million, with interest calculated under the loans at either (i) the Prime Rate, or (ii) the 30-day LIBOR rate plus an applicable margin that is dependent upon satisfying certain conditions and can range from 1.75% to 2.15%.  Monthly payments of interest only are required, with any remaining balance of both principal and interest payable on the maturity date, November 15, 2010.  The loans are secured by Chase Park Plaza.

On November 28, 2007, we acquired 80% of a leasehold interest in Becket House, an office building located in London, England.  As part of the acquisition, we assumed a £12.7 million loan payable to the Royal Bank of Scotland PLC.  The interest rate under the loan is The Royal Bank of Scotland PLC’s base lending rate plus 1.25% per annum.  Quarterly payments of interest only are required with any remaining balance payable at the maturity date, January 31, 2009.  The loan is secured by the Becket House leasehold interest.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

The payment terms of our debt obligations vary.  In general, interest only is payable monthly (and is generally drawn on the underlying construction loan for properties under development), with all unpaid principal and interest due at maturity.  Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios.  As of December 31, 2007, we were in compliance with the debt covenants under our loan agreements.

The following table summarizes our contractual obligations for principal payments as of December 31, 2007 (amounts in thousands):

Principal Payments Due:
2008	$29,410
2009	56,645
2010	139,316
2011	335
2012	1,341
Thereafter	16,855
$243,902

11.                               Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2007 for our consolidated properties are as follows (amounts in thousands):

2008	$28,381
2009	28,480
2010	22,989
2011	21,666
2012	20,695
Thereafter	17,059
Total	$139,270

As of December 31, 2007, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Kingsdell, L.P., our 5% unaffiliated partner in Chase Park Plaza and its hotel operator, leased the hotel and its operations and accounted for rental revenue of approximately $8 million, or approximately 26% of our aggregate rental revenues for the year ended December 31, 2007.

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

Share Redemption Program

Our board of directors has authorized and adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year.  The purchase price for the redeemed shares is set forth in the prospectus for the Offering of our common stock.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

generally be limited to proceeds of our DRIP plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  As of December 31, 2007, we had redeemed 156,733 shares of common stock.

Distributions

We initiated the payment of monthly distributions in August 2006 in the amount of a 2% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0005479 per share.  In December 2006, our board of directors declared distributions to be paid in the first quarter of 2007 in the amount of a 2.5% annualized rate of return, calculated on a daily record basis of $0.0006849 per share.  In March 2007, our board of directors declared distributions to be paid in the second quarter of 2007 in the amount of a 3% annualized rate of return, or $0.0008219 per share.  The distribution rate has remained at 3%.  Pursuant to our DRIP and Secondary DRIP, stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through our dividend reinvestment plans is recorded when the shares are actually issued.

The following are the distributions declared during the year ended December 31, 2007 (amounts in thousands):

2007	Distributions Paid		Distributions Declared	Cash Declared	DRIP Declared
4th Quarter	$3,684		$3,915	$939	$2,976
3rd Quarter	2,931		3,217	773	2,444
2nd Quarter	1,880		2,254	523	1,731
1st Quarter	2,491	(1)	1,279	272	1,007
	$10,986		$10,665	$2,507	$8,158

(1) Includes a special distribution of approximately $1.4 million declared by our board of directors on December 19, 2006 to all common stockholders of record as of December 31, 2006.

13.                               Stock-Based Compensation

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors and consultants of our affiliates.  On February 17, 2006, we issued options to purchase 5,000 shares of our common stock at $9.10 per share to two of our three independent directors and issued options to purchase 1,250 shares of our common stock at $9.10 per share to our other independent director pursuant to the Incentive Award Plan.  We issued additional options to purchase 5,000 shares of our common stock at $9.10 per share to each of our three independent directors on June 29, 2006 pursuant to the Incentive Award Plan.  On June 21, 2007, we issued options to purchase an additional 5,000 shares of our common stock at $9.10 per share to each of our three independent directors pursuant to the Incentive Award Plan; however, one of our independent directors forfeited his options to purchase 5,000 shares of our common stock upon his resignation as a director.  On September 24, 2007, we issued options to purchase 3,333 shares of our common stock at $9.10 per share to a newly appointed independent director pursuant to the Incentive Award Plan.  The options issued pursuant to the Incentive Award Plan become exercisable one year after the date of grant.  As of December 31, 2007, options to purchase 39,583 shares of stock were outstanding, of which 26,250 are fully vested, at a weighted average exercise price of $9.10.  The remaining contractual life of the outstanding options is 8.75 years.  Compensation expense associated with our Incentive Award Plan was not material for the years ended December 31, 2007 and 2006.

14.                               Related Party Transactions

Behringer Opportunity Advisors and certain of its affiliates receive fees and compensation in connection with our Offering, and in connection with the acquisition, management and sale of our assets.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor and the dealer manager for the Offering, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers; provided that Behringer Securities received 1% of the gross proceeds of purchases pursuant to our DRIP.  Behringer Securities reallowed 100% of the commissions earned to participating broker-dealers.  In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities did not receive dealer manager fees for purchases pursuant to our DRIP.  Behringer Securities may have reallowed all or a portion of its dealer manager fees in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the Offering; provided, however, that Behringer Securities may

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

have reallowed, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for actual out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  For the year ended December 31, 2007, Behringer Securities’ commissions and dealer manager fees totaled $23.4 million and $7.0 million, respectively, and were recorded as a reduction to additional paid-in capital.  For the year ended December 31, 2006, Behringer Securities’ commissions and dealer manager fees totaled $10.8 million and $3.3 million, respectively, and were recorded as a reduction to additional paid-in capital.

Behringer Opportunity Advisors, or its affiliates, received up to 2% of gross offering proceeds for organization and offering expenses incurred in connection with the Offering; except that no organization and offering expenses were reimbursed with respect to purchases made pursuant to our DRIP.  The amount of organization and offering expenses to be paid by us from inception of the Offering through the termination of the Offering on December 28, 2007 totaled $10.7 million, of which $0.3 million was included in payables to affiliates on our balance sheet as of December 31, 2007.  Substantially all of the $10.7 million of organization and offering costs were recorded as a reduction of additional paid-in capital.  For the year ended December 31, 2007, $6.7 million of organization and offering expenses were paid and $0.3 million was included in payables to affiliates on our balance sheet as of December 31, 2007. In the year ended December 31, 2006, $3.2 million of offering and organization expenses had been reimbursed by us, substantially all of which was recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors, or its affiliates, determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering in December 2007 and, as a result, we will not make any additional reimbursements to Behringer Opportunity Advisors for organization and offering expenses they have incurred or may incur in the future on our behalf.

Behringer Opportunity Advisors, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Our advisor or its affiliates also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced.  Behringer Opportunity Advisors or its predecessor in interest earned $12.8 million in acquisition and advisory fees and $2.6 million in acquisition expense reimbursements for our investments made for the year ended December 31, 2007.  For the year ended December 31, 2006, our advisor earned $4.1 million in acquisition and advisory fees and $0.8 million in acquisition expense reimbursements.  For property acquisitions, we capitalize these fees as part of our real estate and for loans, we defer these fees to be amortized over the loan term.

We pay Behringer Opportunity Advisors or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred $0.8 million of debt financing fees during the year ended December 31, 2007.  Debt financing fees of $0.7 million were incurred by us for the year ended December 31, 2006.

We pay HPT Management Services LP (“HPT Management”), an affiliate of our advisor and our property manager, fees for the management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed such fees totaling $0.7 million for the year ended December 31, 2007 and $0.1 million for the year ended December 31, 2006.

We pay Behringer Opportunity Advisors an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the year ended December 31, 2007, we expensed $2.3 million of asset management fees and capitalized $0.3 million of asset management fees to real estate.  For the year ended December 31, 2006, we expensed $0.2 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

At December 31, 2007, we had a net payable to our advisor and its affiliates of $0.8 million.  This balance consists primarily of reimbursable offering expenses due from Behringer Opportunity Advisors (or its predecessor in interest), management fees payable to HPT Management, and commissions payable to Behringer Securities.

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

15.                               Commitments and Contingencies

Our mezzanine borrowers, which are consolidated under FIN 46R, have contracts with construction managers to build apartment projects.  One of these contracts is a guaranteed maximum price contract for up to $23.3 million in total construction costs, of which $19.7 million had been paid as of December 31, 2007.  These contracts are commitments of our mezzanine borrowers and are not payable by us.

16.                               Fair Value Disclosure of Financial Instruments

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

As of December 31, 2007 and 2006, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $243.9 million and $89.2 million as of December 31, 2007 and 2006, respectively, have a fair value of approximately $244.1 million and $88.9 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps along with our foreign currency exchange forward contract are recorded at their respective fair values in prepaid expenses and other assets for those derivative instruments that have an asset balance and in other liabilities for those derivative instruments that are liabilities (See Note 10).

The fair value estimates presented herein are based on information available to our management as of December 31, 2007 and 2006.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

17.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the year ended December 31, 2007 and 2006.  There was no supplemental cash flow activity for the year ended December 31, 2005 (amounts in thousands).

	Year ended December 31,
	2007	2006
Supplemental disclosure:
Interest paid, net of amounts capitalized	$2,848	$103

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$237	$645
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$7,261	$1,904
Capital expenditures for real estate under development of consolidated borrowers in accounts payable and accrued liabilities	$7,897	$1,083
Conversion of notes receivable to investments in unconsolidated joint ventures	$14,165	$—
Amortization of deferred financing fees in properties under development	$44	$—
Amortization of deferred financing fees in properties under development of consolidated borrowers	$115	$32

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$8,443	$807
Assumed debt on acquisition of real estate investment	$56,157	$55,000

18.                               Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006 (amounts in thousands, except per share data):

	2007 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues	$5,209	$6,730	$10,501	$12,788
Net loss	(193)	(415)	(288)	(2,960)
Basic and diluted weighted average shares outstanding	20,700	30,023	42,500	36,338
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.08)

	2006 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues	$119	$355	$1,317	$2,870
Net income	131	440	817	1,002
Basic weighted average shares outstanding	3,765	7,914	11,341	15,351
Diluted weighted average shares outstanding	3,765	7,927	11,368	15,378
Basic income per share	$0.03	$0.06	$0.07	$0.07
Diluted income per share	$0.03	$0.06	$0.07	$0.07

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

19.                               Subsequent Events

On February 13, 2008, we entered into a senior secured revolving credit facility providing for up to $75 million of secured borrowings with Bank of America, as a lender and administrative agent and other lending institutions to become a party to the Credit Agreement.  The initial credit facility allows us to borrow up to $75 million in revolving loans, of which up to $20 million is available for issuing letters of credit; however, borrowings under the facility are limited to $35 million until $40 million of the facility has been syndicated.  Loans under the credit facility bear interest at an annual rate that is equal to or a combination of (1) the LIBOR plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 1.5% to 1.7%, or (2) the prime rate plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 0% to 0.2%.  The credit facility matures on February 13, 2011.  The credit facility is secured by a first lien on all real property assets in a collateral pool consisting of:

•                  Regency Center, Houston, TX

•                  12600 Whitewater, Minnetonka, MN

•                  5000 S. Bowen Road, Arlington, TX

•                  2603 Augusta, Houston, TX

•                  Northpoint Central, Houston, TX

•                  Bent Tree Green, Dallas, TX

•                  Las Colinas Commons, Irving, TX

The credit facility may be increased up to $150 million upon satisfaction of certain conditions including additions to the collateral pool.  We have unconditionally guaranteed payment of the $75 million senior secured revolving credit facility.  We are subject to customary affirmative, negative, and financial covenants, representations, warranties, and borrowing conditions.

On February 26, 2008, we acquired a 14-story (unaudited) office building located at 100 Glenborough Drive, Houston, Texas (“Northborough Tower”), containing approximately 206,500 rentable square feet (unaudited) located on approximately 5.4 acres (unaudited) of land, including an approximately 2.3-acre (unaudited) tract of land currently paved for surface parking.  The contract purchase price for Northborough Tower was $32.9 million, excluding closing and acquisition costs.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard Opportunity REIT I, Inc.

Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 31, 2008; such financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Company listed in Item 15.  The financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2008

Behringer Harvard Opportunity REIT I, Inc.

Valuation and Qualifying Accounts and Reserves

Schedule II

December 31, 2007

(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	$—	$127	$—	$—	$127

Behringer Harvard Opportunity REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2007

(Amounts in thousands)

				Initial cost		Cost capitalized	Gross amount
				Land and	Building and	subsequent	carried at	Accumulated	Year of	Date	Depreciable
Property Name	Location	Encumbrances		improvements	improvements	to acquisition	close of period	depreciation	construction	acquired	life

Whitewater Property	Minnetonka, MN	$—		$976	$7,196	$111	$8,283	$562	1997	3/1/2006	(2)
Ferncroft Corporate Center	Middleton, MA	18,000		5,185	19,665	574	25,424	1,117	1990	7/13/2006	(2)
Alexan Voss	Houston, TX	14,147	(1)	—	—	30,283	30,283	—	—	9/22/2006	(4)
Alexan Black Mountain	Henderson, NV	25,367	(1)	—	—	37,647	37,647	—	—	9/29/2006	(4)
Chase Park Plaza	St. Louis, MO	74,539		3,612	50,143	20,636	74,391	1,221	1922 - 1931	12/8/2006	(3)
Bent Tree Green	Dallas, TX	—		1,454	9,711	1,884	13,049	399	1983	12/13/2006	(2)
Las Colinas Commons	Irving, TX	—		2,784	9,718	2,080	14,582	391	1979 - 2001	12/20/2006	(2)
Santa Clara Tech Center	Santa Clara, CA	52,115		25,777	51,543	252	77,572	1,374	1984	5/2/2007	(2)
5000 S. Bowen Road	Arlington, TX	—		2,800	17,421	38	20,259	407	1983	5/10/2007	(2)
The Lodge & Spa at Cordillera	Edwards, CO	—		9,398	7,468	2,652	19,518	97	1988	6/6/2007	(3)
Rio Salado Business Center	Phoenix, AZ	—		7,642	—	611	8,253	—	—	6/29/2007	(4)
Frisco Square	Frisco, TX	34,412		40,098	27,907	7,203	75,208	492	2002 - 2003	8/3/2007	(2)
Northpoint Central	Houston, TX	—		750	19,849	30	20,629	198	1982	9/13/2007	(2)
Regency Center	Houston, TX	—		3,600	15,399	-	18,999	154	1982	9/13/2007	(2)
2603 Augusta	Houston, TX	—		2,000	30,785	232	33,017	307	1984	9/13/2007	(2)
Totals		$218,580		$106,076	$266,805	$104,233	$477,114	$6,719

(1)  The mortgages payable of our mezzanine borrowers consolidated under FIN 46R are obligations of our mezzanine borrowers and are not payable by us.

(2)  Buildings are 25 years

(3)  Hotel is 39 years

(4)  Properties under development

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2007 and 2006 is as follows:

	Year Ended December 31,
	2007	2006

Real Estate:
Balance at beginning of period	$173,338	$—
Acquisitions	379,323	173,338
Reclassification of real estate under development to condominium inventory	(75,547)	—
Cost of real estate sold	—
Balance at end of the period	$477,114	$173,338

Accumulated depreciation:
Balance at beginning of period	$567	$—
Depreciation expense	6,152	567
Disposals	—	—
Balance at end of the period	$6,719	$567

*****

EXHIBIT INDEX

Exhibit Number	Description

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

3.2	Bylaws of the Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on November 30, 2004)

3.2(a)	Amendment to Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit B to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on June 1, 2006, as supplemented)

4.2

Amended and Restated Distribution Reinvestment Plan, effective as of April 5, 2006 (included as Exhibit C to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on June 1, 2006, as supplemented)

4.3

Automatic Purchase Plan of the Registrant, effective as of September 20, 2005 (included as Appendix D to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on June 1, 2006, as supplemented)

10.1	Amended and Restated Agreement of Limited Partnership of Behringer Harvard Opportunity OP I, LP (previously filed in and incorporated by reference to Form 8-K filed on January 5, 2007)

10.2

Amended and Restated Advisory Management Agreement by and between the Registrant and Behringer Harvard Opportunity Advisors I LP (previously filed in and incorporated by reference to Form 8-K filed on January 5, 2007)

10.3

Second Amended and Restated Property Management and Leasing Agreement by and among the Registrant, Behringer Harvard Opportunity OP I, LP and HPT Management Services LP (previously filed in and incorporated by reference to Form 8-K filed on January 5, 2007)

10.4

Escrow Agreement between the Registrant and Citibank Texas, N.A. (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

10.5

Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

10.6	Form of Stock Option Agreement under Amended and Restated 2004 Incentive Award Plan (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)

10.7

Sale, Purchase and Escrow Agreement by and between Metropolitan Life Insurance Company and Harvard Property Trust, LLC and Chicago Title Insurance Company regarding 12600 Whitewater Drive (previously filed in and incorporated by reference to Form 8-K filed on March 7, 2006)

10.8

Assignment of Sale, Purchase and Escrow Agreement by Harvard Property Trust, LLC and Behringer Harvard Opportunity OP I, LP regarding 12600 Whitewater Drive (previously filed in and incorporated by reference to Form 8-K filed on March 7, 2006)

10.9

Property Acquisition Agreement by and among the Registrant, Behringer Harvard Opportunity Advisors I LP, Behringer Harvard Strategic Opportunity Fund II LP, and Behringer Harvard Strategic Advisors II LP (previously filed in and incorporated by reference to Form 8-K filed on March 15, 2006)

10.10

Purchase and Sale Agreement between Middleton Investors, LLC and Harvard Property Trust, LLC regarding Ferncroft Corporate Center (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on June 1, 2006)

10.11

Assignment of Purchase and Sale Agreement between Harvard Property Trust, LLC and Behringer Harvard Opportunity OP I, LP regarding Ferncroft Corporate Center (previously filed in and incorporated by reference to Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on June 1, 2006)

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

10.16	Guaranty agreement made by Registrant, as guarantor in favor of Barclays Capital Real Estate Inc. (previously filed in and incorporated by reference to Form 8-K filed on August 25, 2006)

10.17

Senior Mezzanine Loan Agreement between GC 128 Voss SM LLC and Behringer Harvard Alexan Voss, LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.18

Junior Mezzanine Loan Agreement between GC 129 Voss JM LLC and Behringer Harvard Alexan Voss, LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.19

Senior Mezzanine Promissory Note made between Behringer Harvard Alexan Voss, LLC and GC 128 Voss SM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.20

Junior Mezzanine Promissory Note made between Behringer Harvard Alexan Voss, LLC and GC 129 Voss JM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.21

Senior Mezzanine Pledge and Security Agreement made by Behringer Harvard Alexan Voss, LLC and GC 128 Voss SM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.22

Junior Mezzanine Pledge and Security Agreement made by Behringer Harvard Alexan Voss, LLC and GC 129 Voss JM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.23

Senior Mezzanine Completion Guaranty agreement made by CFP Residential L.P., Kenneth Valach, J. Ronald Terwilliger and Brian Austin as guarantors in favor of Behringer Harvard Alexan Voss, LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.24

Junior Mezzanine Completion Guaranty agreement made by CFP Residential, L.P., Kenneth Valach, J. Ronald Terwilliger and Brian Austin as guarantors in favor of Behringer Harvard Alexan Voss, LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.25

Option Agreement between Behringer Harvard Alexan Voss, LLC and GC 129 Voss JM LLC regarding the Alexan Voss mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on September 28, 2006)

10.26

Senior Mezzanine Loan Agreement between SW 109 Wagon Wheel SM LLC and Behringer Harvard Alexan Nevada, LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.27

Junior Mezzanine Loan Agreement between SW 108 Wagon Wheel JM LLC and Behringer Harvard Alexan Nevada, LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.28

Senior Mezzanine Promissory Note made between Behringer Harvard Alexan Nevada, LLC and SW 109 Wagon Wheel SM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.29

Junior Mezzanine Promissory Note made between Behringer Harvard Alexan Nevada, LLC and SW 108 Wagon Wheel JM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.30

Senior Mezzanine Pledge and Security Agreement made by Behringer Harvard Alexan Nevada, LLC and SW 109 Wagon Wheel SM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.31

Junior Mezzanine Pledge and Security Agreement made by Behringer Harvard Alexan Nevada, LLC and SW 108 Wagon Wheel JM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.32

Senior Mezzanine Completion Guaranty agreement made by CFP Residential L.P., Kenneth Valach, J. Ronald Terwilliger and Bruce Hart as guarantors in favor of Behringer Harvard Alexan Nevada, LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.33

Junior Mezzanine Completion Guaranty agreement made by CFP Residential, L.P., Kenneth Valach, J. Ronald Terwilliger and Bruce Hart as guarantors in favor of Behringer Harvard Alexan Nevada, LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.34

Option Agreement between Behringer Harvard Alexan Nevada, LLC and SW 108 Wagon Wheel JM LLC regarding the Alexan Black Mountain mezzanine loans (previously filed in and incorporated by reference to Form 8-K filed on October 5, 2006)

10.35

Limited Liability Company Agreement of Chase Park Plaza Hotel, LLC between Behringer Harvard Opportunity OP I, LP and Kingsdell L.P. (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.36

Limited Liability Company Agreement of The Private Residences, LLC between Behringer Harvard Opportunity OP I, LP and Kingsdell L.P. (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.37

Contribution Agreement between Kingsdell L.P. and Chase Park Plaza Hotel, LLC (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.38

Contribution Agreement between Kingsdell L.P. and The Private Residences, LLC (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.39

Development Agreement by and between Chase Park Plaza Hotel, LLC and IFC, Inc. regarding the main hotel building renovation project associated with Chase Park Plaza (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.40

Development Agreement by and between Chase Park Plaza Hotel, LLC and IFC, Inc. regarding the new hotel facilities and corporate apartments project associated with Chase Park Plaza (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.41

Development Agreement by and between The Private Residences, LLC and IFC, Inc. regarding the residential condominium project associated with Chase Park Plaza (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.42

Owner Agreement by and among Chase Park Plaza Hotel, LLC, Kingsdell L.P. and CWE Hospitality Services, LLC regarding Chase Park Plaza (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.43

Lease Agreement between Chase Park Plaza Hotel, LLC and Kingsdell L.P. regarding Chase Park Plaza (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.44

Hotel Operating Agreement for Chase Park Plaza Hotel between CWE Hospitality Services, LLC and Kingsdell L.P. (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.45

Apartment Management Agreement between Chase Park Plaza Hotel, LLC and CWE Hospitality Services, LLC regarding Chase Park Plaza (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.46

Residential Apartment Management Agreement between The Private Residences, LLC and CWE Hospitality Services, LLC regarding Chase Park Plaza (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.47

Promissory Note made between Kingsdell L.P. and Chase Park Plaza Hotel, LLC (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.48

Promissory Note made between Kingsdell L.P. and Massachusetts Mutual Life Insurance Company (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.49

Deed of Trust and Security Agreement and Fixture Filing by and between Kingsdell L.P. and Massachusetts Mutual Life Insurance Company regarding Chase Park Plaza (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.50

Assignment of Leases and Rents by and between Kingsdell L.P. and Massachusetts Mutual Life Insurance Company regarding Chase Park Plaza (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.51

Assignment, Assumption and Modification Agreement among Chase Park Plaza Hotel, LLC, The Private Residences, LLC, Kingsdell L.P. and Massachusetts Mutual Life Insurance Company regarding Chase Park Plaza (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.52

Recourse Guaranty Agreement made by Registrant to and for the benefit of Massachusetts Mutual Life Insurance Company regarding Chase Park Plaza (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.53

Cross Reimbursement and Indemnity Agreement between Chase Park Plaza Hotel, LLC and The Private Residences, LLC regarding Chase Park Plaza (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

10.54

Real Estate Sale Agreement for Bent Tree Green between CMD Realty Investment Fund II, L.P. and Harvard Property Trust, LLC (previously filed in and incorporated by reference to Form 8-K filed on December 19, 2006)

10.55	Reinstatement of and First Amendment to Real Estate Sale Agreement regarding Bent Tree Green (previously filed in and incorporated by reference to Form 8-K filed on December 19, 2006)

10.56

Assignment of Real Estate Sale Agreement by Harvard Property Trust, LLC and Behringer Harvard Opportunity OP I, LP regarding Bent Tree Green (previously filed in and incorporated by reference to Form 8-K filed on December 19, 2006)

10.57

Assignment of Real Estate Sale Agreement by Behringer Harvard Opportunity OP I, LP and Behringer Harvard Bent Tree, LP regarding Bent Tree Green (previously filed in and incorporated by reference to Form 8-K filed on December 19, 2006)

10.58

Purchase and Sale Agreement for Las Colinas Commons between CFH Realty II/Las Colinas Commons, L.P. and Harvard Property Trust, LLC (previously filed in and incorporated by reference to Form 8-K filed on December 27, 2006)

10.59

Mezzanine Loan Agreement by and among BREOF TCU GP LLC, BREOF TCU LLC, Phoenix Berry Street Limited Partnership and Phoenix G.P. XVIII, Inc. as Borrowers and Behringer Harvard TCU, LLC as Lender (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.60

Mezzanine Loan Agreement by and among BREOF UVA GP LLC, BREOF UVA LLC, PPC-UVA 15th Street Limited Partnership and PPC Charlottesville GP, Inc. as Borrowers and Behringer Harvard UVA, LLC as Lender (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.61

Mezzanine Promissory Note made between BREOF TCU GP LLC, BREOF TCU LLC, Phoenix Berry Street Limited Partnership and Phoenix G.P. XVIII, Inc. and Behringer Harvard TCU, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.62

Mezzanine Promissory Note made between BREOF UVA GP LLC, BREOF UVA LLC, PPC-UVA 15th Street Limited Partnership and PPC Charlottesville GP, Inc. and Behringer Harvard UVA, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.63

Mezzanine Pledge and Security Agreement made by BREOF TCU GP LLC, BREOF TCU LLC, Phoenix Berry Street Limited Partnership and Phoenix G.P. XVIII, Inc. and Behringer Harvard TCU, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.64

Mezzanine Pledge and Security Agreement made by BREOF UVA GP LLC, BREOF UVA LLC, PPC-UVA 15th Street Limited Partnership and PPC Charlottesville GP, Inc. and Behringer Harvard UVA, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.65

Contribution Agreement made by and among BREOF TCU GP LLC, BREOF TCU LLC, Phoenix Berry Street Limited Partnership and Phoenix G.P. XVIII, Inc. and Behringer Harvard TCU, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.66

Contribution Agreement made by and among BREOF UVA GP LLC, BREOF UVA LLC, PPC-UVA 15th Street Limited Partnership and PPC Charlottesville GP, Inc. and Behringer Harvard UVA, LLC (previously filed in and incorporated by reference to Form 8-K filed on February 7, 2007)

10.67

Purchase and Sale Agreement for Santa Clara Tech Center between Sobrato Development Company No. 051, Real Estate Trust at Community Foundation Silicon Valley and Harvard Property Trust, LLC (previously filed in and incorporated by reference to Post-Effective Amendment No. 8 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on April 24, 2007)

10.68

Promissory Note made between Citigroup Global Markets Realty Corp. and Behringer Harvard Santa Clara LP regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on May 8, 2007)

10.69

Payment Guaranty made by Registrant, as guarantor in favor of Citigroup Global Markets Realty Corp., regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on May 8, 2007)

10.70

Purchase and Sale and Joint Escrow Instructions between Colorado Hotel Holdings, LLC, Cordillera Lodge and Spa, LLC, Colorado Hotel Operator, Inc. and Cordillera Land, LLC and Cordillera Partners, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.71

First Amendment to Purchase and Sale and Joint Escrow Instructions between Colorado Hotel Holdings, LLC, Cordillera Lodge and Spa, LLC, Colorado Hotel Operator, Inc. and Cordillera Land, LLC and Cordillera Partners, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.72

Reinstatement and Second Amendment of Purchase and Sale and Joint Escrow Instructions between Colorado Hotel Holdings, LLC, Cordillera Lodge and Spa, LLC, Colorado Hotel Operator, Inc. and Cordillera Land, LLC and Behringer Harvard Cordillera, LLC as assignee of Cordillera Partners, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.73

Agreement regarding Acquisition between Cordillera Partners, LLC and Behringer Harvard Opportunity OP I, LP regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.74	Limited Liability Company Agreement of Behringer Harvard Cordillera, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.75

Limited Liability Company Agreement of Behringer Harvard Residences at Cordillera, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.76

Development Agreement by and between Behringer Harvard Cordillera, LLC and TP Cordillera, LLC (Hotel Renovation) regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.77

Development Agreement by and between Behringer Harvard Cordillera, LLC and TP Cordillera, LLC (Additional Units) regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.78

Lease Agreement between Behringer Harvard Cordillera, LLC and Behringer Harvard Residences at Cordillera, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.79

Promissory Note between Behringer Harvard Cordillera, LLC as borrower, and Registrant, as lender, regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.80

Deed of Trust between Behringer Harvard Cordillera, LLC as grantor, and the Public Trustee of Eagle County, Colorado, as trustee, regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.81

Security Agreement between Behringer Harvard Cordillera, LLC as grantor, and Registrant, as lender, regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.82

Hotel Management Agreement between Colorado Hotel Operator, Inc. and RockResorts International, LLC regarding The Lodge & Spa at Cordillera (previously filed in and incorporated by reference to Form 8-K filed on June 12, 2007)

10.83

Loan Agreement by and between Behringer Harvard Santa Clara LP and Citigroup Global Markets Realty Corp. regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.84

Promissory Note made between Citigroup Global Markets Realty Corp. and Behringer Harvard Santa Clara LP regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.85

Guaranty of Recourse Obligations made by Registrant, as guarantor in favor of Citigroup Global Markets Realty Corp., regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.86

Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Behringer Harvard Santa Clara LP, as borrower, to First American Title Insurance Company as trustee for the benefit of Citigroup Global Markets Realty Corp. regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.87

Mezzanine Loan Agreement by and between Behringer Harvard Santa Clara M, LLC and Citigroup Global Markets Realty Corp. regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.88

Mezzanine Promissory Note made between Citigroup Global Markets Realty Corp. and Behringer Harvard Santa Clara M, LLC regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.89

Mezzanine Guaranty of Recourse Obligations made by Registrant, as guarantor in favor of Citigroup Global Markets Realty Corp. regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.90

Pledge and Security Agreement by Behringer Harvard Santa Clara M, LLC as borrower in favor of Citigroup Global Markets Realty Corp. regarding Santa Clara Tech Center (previously filed in and incorporated by reference to Form 8-K filed on June 14, 2007)

10.91

Agreement of Limited Partnership between Behringer Harvard Frisco Square GP, LLC, Behringer Harvard Frisco Square Investor, LLC, Frisco Square Land, Ltd., Frisco Square Properties, Ltd., Frisco Square B1-6, F1-11, Ltd., and Frisco Square B1-7, F1-10, Ltd. regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.92

Contribution Agreement between Frisco Square Land, Ltd., Frisco Square Properties, Ltd., Frisco Square B1-6, F1-11, Ltd., Frisco Square B1-7, F1-10, Ltd., and Behringer Harvard Frisco Square LP regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.93

Supplement to Contribution Agreement between Frisco Square B1-6, F1-11, Ltd. and Behringer Harvard Frisco Square LP regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.94

Assumption and Modification Agreement among Frisco Square Land, Ltd., BHFS I, LLC, and Comerica Bank regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.95

Guaranty Agreement made by the Registrant as guarantor to and for the benefit of Comerica Bank regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.96

Amended and Restated Loan Agreement between Frisco Square Land, Ltd. and Comerica Bank regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.97

Amended and Restated Eurodollar Rate-Single Payment Note (Term Note) made by Frisco Square Land, Ltd. payable to Comerica Bank regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.98

Amended and Restated Deed of Trust, Security Agreement and Assignment of Rents by Frisco Square Land, Ltd. for the benefit of Comerica Bank regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.99

Modification and Extension Agreement between Frisco Square Land, Ltd. and Comerica Bank regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.100

Assumption Agreement among Frisco Square F1-1, Ltd., BHFS III, LLC, and Compass Bank regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.101

Construction Loan Agreement between Frisco Square F1-1, Ltd. and Compass Bank regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.102

Deed of Trust Note made by and between Frisco Square F1-1, Ltd. payable to Compass Bank regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.103

Deed of Trust, Security Agreement, Fixture Filing, and Assignment of Leases and Rents by Frisco Square F1-1, Ltd. for the benefit of Compass Bank regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.104

Collateral Assignment of Contracts and Plans and other Agreements Affecting the Real Estate from Frisco Square F1-1, Ltd. to Compass Bank regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.105

Third Loan Modification and Assumption Agreement between Frisco Square B1-7, F1-10, Ltd., BHFS II, LLC, and First National Bank of Omaha regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.106

Guaranty Agreement made by the Registrant as guarantor in favor of First National Bank of Omaha regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.107

Modification Agreement of Building Loan Agreements, Promissory Notes, and Deeds of Trust and Security Agreements between Frisco Square B1-7, F1-10, Ltd. and First National Bank of Omaha regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.108

Promissory Note made by BHFS IV, LLC, as borrower, payable to Behringer Harvard Opportunity OP I, LP, as lender, regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.109

Master Development Agreement by and between Behringer Harvard Frisco Square LP and Frisco Square Development, Ltd. regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.110

Development Agreement by and between Behringer Harvard Frisco Square, LLC and Frisco Square Development, Ltd. regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.111

Property Management Subcontract by and between HPT Management Services, LP and Frisco Square Development, Ltd. regarding Frisco Square (previously filed in and incorporated by reference to Post-Effective Amendment No. 10 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on October 24, 2007)

10.112

Real Estate Sale Agreement for Northpoint Central, Regency Center, and 2603 Augusta between CMD Realty Investment Fund IV, LP and Harvard Property Trust, LLC (previously filed in an incorporated by reference to Form 8-K filed on September 19, 2007)

10.113

First Amendment to Real Estate Sale Agreement for Northpoint Central, Regency Center, and 2603 Augusta between CMD Realty Investment Fund IV, LP and Harvard Property Trust, LLC (previously filed in an incorporated by reference to Form 8-K filed on September 19, 2007)

10.114

Second Amendment to Real Estate Sale Agreement for Northpoint Central, Regency Center, and 2603 Augusta between CMD Realty Investment Fund IV, LP and Harvard Property Trust, LLC (previously filed in an incorporated by reference to Form 8-K filed on September 19, 2007)

10.115

Construction Loan Agreement among Chase Park Plaza Hotel, LLC, as borrower, and Bank of America, N.A., and National City Bank, as lenders, regarding Chase Park Plaza (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2007)

10.116

Deed of Trust, Security Agreement, Fixture Filing, and Financing Statement by Chase Park Plaza Hotel, LLC, as borrower, to PRLAP, Inc. as trustee, for the benefit of Bank of America, N.A. regarding Chase Park Plaza (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2007)

10.117

Construction Loan Agreement among The Private Residences, LLC, as borrower, and Bank of America, N.A., and National City Bank, as lenders, regarding Chase Park Plaza (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2007)

10.118

Deed of Trust, Security Agreement, Fixture Filing, and Financing Statement by The Private Residences, LLC, as borrower, to PRLAP, Inc. as trustee, for the benefit of Bank of America, N.A. regarding Chase Park Plaza (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2007)

10.119

Guaranty Agreement made by Behringer Harvard Opportunity REIT I, Inc., as guarantor to that certain Construction Loan Agreement by Chase Park Plaza Hotel, LLC, in favor of Bank of America, N.A. regarding Chase Park Plaza (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2007)

10.120

Guaranty Agreement made by Behringer Harvard Opportunity REIT I, Inc., as guarantor to that certain Construction Loan Agreement by The Private Residences, LLC, in favor of Bank of America, N.A. regarding Chase Park Plaza (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2007)

10.121

Environmental Indemnity Agreement executed by Chase Park Plaza, LLC and Behringer Harvard Opportunity REIT I, Inc. in favor of Bank of America, N.A. regarding Chase Park Plaza (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2007)

10.122

Environmental Indemnity Agreement executed by The Private Residences, LLC and Behringer Harvard Opportunity REIT I, Inc. in favor of Bank of America, N.A. regarding Chase Park Plaza (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2007)

10.123

Promissory Note by and between Chase Park Plaza Hotel, LLC, as borrower, and Bank of America, N.A., as lender, regarding Chase Park Plaza (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2007)

10.124

Promissory Note by and between Chase Park Plaza Hotel, LLC, as borrower, and National City Bank, as lender, regarding Chase Park Plaza (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2007)

10.125

Promissory Note by and between The Private Residences, LLC, as borrower, and Bank of America, N.A., as lender, regarding Chase Park Plaza (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2007)

10.126

Promissory Note by and between The Private Residences, LLC, as borrower, and National City Bank, as lender, regarding Chase Park Plaza (previously filed in and incorporated by reference to Form 8-K filed on November 21, 2007)

10.127	Articles of Association of HPFM (Becket House) Limited (previously filed in and incorporated by reference to Form 8-K filed on December 3, 2007)

10.128

Asset Management Agreement by and between HPFM (Becket House) Limited and Hunter Property Fund Management Limited (previously filed in and incorporated by reference to Form 8-K filed on December 3, 2007)

10.129

Senior Term Loan Facility Agreement among HPFM (Becket House) Limited, as borrower, and The Royal Bank of Scotland PLC, as lender (previously filed in and incorporated by reference to Form 8-K filed on December 3, 2007)

10.130

Credit Agreement by and among Royal Island Bahamas Ltd., Royal Island Golf Club Bahamas Ltd., and RIBL US Borrower LLC, as Borrowers, and iStar Financial Inc., Behringer Harvard RI Lender, LLC, and CSSF Master Fund, LP, as Lenders, regarding Royal Island (previously filed in and incorporated by reference to Form 8-K filed on December 28, 2007)

10.131

Agreement Among Lenders and Agent made by and among iStar Financial Inc., Behringer Harvard RI Lender, LLC, and CSSF Master Fund, LP regarding Royal Island (previously filed in and incorporated by reference to Form 8-K filed on December 28, 2007)

10.132

Promissory Note made between Royal Island Bahamas Ltd. and iStar Financial Inc., as administrative agent on behalf of lenders, regarding Royal Island (previously filed in and incorporated by reference to Form 8-K filed on December 28, 2007)

10.133

Supplemental Debenture made by Royal Island Bahamas Ltd. and iStar Financial Inc., as administrative agent on behalf of lenders, regarding Royal Island (previously filed in and incorporated by reference to Form 8-K filed on December 28, 2007)

10.134

Limited Recourse Guaranty by Cypress Equities I, LP in favor of Behringer Harvard RI Lender, LLC regarding Royal Island (previously filed in and incorporated by reference to Form 8-K filed on December 28, 2007)

16.1

Letter Regarding Change in Certifying Accountant (previously filed in and incorporated by reference to Pre-Effective Amendment No. 4 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on September 12, 2005)

21.1

List of Subsidiaries (previously filed in and incorporated by reference to Post-Effective Amendment No. 6 to Registration Statement on Form S-11, Commission File No. 333-120847, filed on January 25, 2007)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certifications

*filed herewith

(1)

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