Form 10-Q
period 2008-03-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2008-05-15
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐   No ☒

As of May 1, 2008, the Registrant had 54,437,140 shares of common stock outstanding outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2008

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.                                   Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2008	2007

Assets
Real estate
Land and improvements, net	$107,782	$107,428
Buildings and improvements, net	338,513	287,237
Real estate under development	70,900	75,729
Total real estate	517,195	470,394

Condominium inventory	84,413	75,547
Cash and cash equivalents	47,081	78,498
Restricted cash	4,539	4,731
Accounts receivable, net	9,893	7,736
Prepaid expenses and other assets	3,341	3,493
Leasehold interests, net	40,837	41,543
Investments in unconsolidated joint ventures	36,001	36,445
Furniture, fixtures and equipment, net	9,754	9,173
Deferred financing fees, net	5,138	3,755
Notes receivable	16,050	9,560
Lease intangibles, net	31,566	27,096
Other intangibles, net	10,469	10,651
Receivables from related parties	94	73
Total assets	$816,371	$778,695

Liabilities and Stockholders’ Equity
Notes payable	$293,538	$243,902
Accounts payable	7,086	9,300
Payables to related parties	879	901
Acquired below-market leases, net	20,945	18,851
Distributions payable	1,385	1,373
Accrued liabilities	14,383	21,750
Other liabilities	3,767	1,223
Total liabilities	341,983	297,300

Commitments and contingencies

Minority interest	14,239	15,335

Stockholders’ Equity
Preferred stock, $.0001 par value per share;
50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share;
1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share;
350,000,000 shares authorized, 54,326,477 and 54,056,354 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	484,108	481,521
Accumulated distributions in excess of net loss	(21,216)	(14,982)
Accumulated other comprehensive loss	(2,748)	(484)
Total stockholders’ equity	460,149	466,060

Total liabilities and stockholders’ equity	$816,371	$778,695

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007

Revenues
Rental revenue	$12,213	$5,209
Hotel revenue	1,961	—

Total revenues	14,174	5,209

Expenses
Property operating expenses	5,526	1,375
Interest expense	2,271	929
Real estate taxes	1,545	560
Property management fees	514	127
Asset management fees	932	323
General and administrative	917	307
Advertising costs	515	465
Depreciation and amortization	5,655	1,949

Total expenses	17,875	6,035

Interest income	981	770

Loss before income taxes, minority interest and equity in losses of unconsolidated joint ventures	(2,720)	(56)

Provision for income taxes	(47)	—
Equity in losses of unconsolidated joint ventures	(860)	—
Minority interest	1,450	(137)

Net loss	$(2,177)	$(193)

Weighted average shares outstanding:
Basic and diluted	54,212,856	20,700,400

Loss per share:
Basic and diluted	$(0.04)	$(0.01)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands, except share amounts)

(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other	Total
	Number of	Par	Number of	Par	Paid-In	in Excess of	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Net loss	Loss	Equity

Balance at January 1, 2007	1,000	$—	18,202,576	$2	$159,906	$(461)	$—	$159,447

Issuance of common stock, net	—	—	35,081,049	3	314,226	—	—	314,229

Redemption of common stock	—	—	(148,951)	—	(1,366)	—	—	(1,366)

Distributions declared on common stock	—	—	—	—	—	(10,665)	—	(10,665)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	921,680	—	8,755	—	—	8,755

Comprehensive loss:
Net loss	—	—	—	—	—	(3,856)	—	(3,856)

Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(121)	(121)

Unrealized losses on interest rate derivatives	—	—	—	—	—	—	(363)	(363)

Total comprehensive loss								(4,340)

Balance at December 31, 2007	1,000	—	54,056,354	5	481,521	(14,982)	(484)	466,060

Redemption of common stock	—	—	(54,021)	—	(490)	—	—	(490)

Distributions declared on common stock	—	—	—	—	—	(4,057)	—	(4,057)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	324,144	—	3,077	—	—	3,077

Comprehensive loss:
Net loss	—	—	—	—	—	(2,177)	—	(2,177)

Other comprehensive:
Foreign currency translation gain	—	—	—	—	—	—	24	24

Unrealized losses on interest rate derivatives	—	—	—	—	—	—	(2,288)	(2,288)

Total comprehensive loss								(4,441)

Balance at March 31, 2008	1,000	$—	54,326,477	$5	$484,108	$(21,216)	$(2,748)	$460,149

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(2,177)	$(193)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	4,569	1,703
Amortization of deferred financing fees	330	244
Minority interest	(1,456)	137
Equity in losses of unconsolidated joint ventures	860	—
Unrealized losses on derivatives	(2,264)	—
Change in accounts receivable	(2,132)	(1,655)
Change in inventory	(9,442)	—
Change in prepaid expenses and other assets	(884)	(239)
Change in accounts payable	(80)	462
Change in other liabilities	2,544	(23)
Change in accrued liabilities	(6,174)	561
Change in payables to related parties	(42)	198
Addition of lease intangibles	(514)	—
Cash (used in) provided by operating activities	(16,862)	1,195

Cash flows from investing activities:
Escrow deposits and pre-acquisition costs on real estate to be acquired	1,063	(4,137)
Purchases of real estate properties	(12,441)	(885)
Acquisition of interest in unconsolidated joint ventures	(469)	—
Capital expenditures for real estate under development	(12,316)	(1,300)
Capital expenditures for real estate under development of consolidated borrowers	(7,739)	(5,424)
Additions of property and equipment	(741)	(5,565)
Change in restricted cash	192	(127)
Investment in notes receivable	(6,490)	(14,165)
Fees paid to related party for mezzanine loan arrangements	(1,448)	(545)
Cash used in investing activities	(40,389)	(32,148)

Cash flows from financing activities:
Financing costs	(317)	—
Proceeds from notes payable	16,392	—
Proceeds from mortgages of consolidated borrowers	11,065	3,015
Payments on notes payable	(79)	—
Issuance of common stock	—	58,664
Redemptions of common stock	(490)	(155)
Offering costs	—	(5,874)
Distributions	(965)	(553)
Contributions from minority interest holders	415	685
Distributions to minority interest holders	(171)	—
Change in subscriptions for common stock	—	939
Change in subscription cash received	—	(969)
Change in payables to related parties	—	(74)
Cash provided by financing activities	25,850	55,678
Effect of exchange rate changes on cash and cash equivalents	(16)	—
Net change in cash and cash equivalents	(31,417)	24,725
Cash and cash equivalents at beginning of year	78,498	54,639
Cash and cash equivalents at end of year	$47,081	$79,364

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

Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or subsidiaries thereof.  Our wholly-owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partner’s interest by BHO Business Trust, a Maryland business trust, which is our wholly-owned subsidiary.

We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC (“Behringer Opportunity Advisors I”), a Texas limited liability company formed in June 2007.  Behringer Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.  Prior to June 30, 2007, we were advised by Behringer Harvard Opportunity Advisors I LP, which was merged into Behringer Opportunity Advisors I solely to reorganize the entity as a limited liability company.

Our common stock is not currently listed on a national exchange.  Unless liquidated earlier, we anticipate causing the shares of common stock to be listed for trading on a national securities exchange or liquidating our real estate portfolio on or before the sixth anniversary of the termination of our offering of common stock to the public on December 28, 2007.  In the event that we do not obtain such listing prior to the sixth anniversary of the termination of our public offering, unless a majority of our board of directors and a majority of our independent directors extend such date, our charter requires us to begin the sale of our properties and liquidation of our assets.

2.         Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of March 31, 2008 and consolidated statements of operations and cash flows for the periods ended March 31, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended March 31, 2008 and 2007.  Such adjustments are of a normal recurring nature.

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

Upon the completion of a business combination, we record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, and tenant relationships.  Any amount paid in excess of the fair value of the acquired assets and liabilities is recorded as goodwill.  If the value of the assets and liabilities exceeds the total purchase price, then the resulting negative goodwill is allocated to the tangible and intangible assets acquired.

Initial valuations are subject to change until our information is finalized, which is no later than twelve months from the acquisition date.

We determine the fair value of assumed debt by calculating the net present value of the scheduled debt payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain.  Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan.

The fair value of any tangible assets acquired, expected to consist of land, land improvements, buildings, building improvements, and furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets.  Land values are derived from appraisals, and building and land improvement values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures, and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors.  The values of the buildings are depreciated over their respective estimated useful lives ranging from 25 years for commercial office property to 39 years for hotel/mixed-use property using the straight-line method.  Land improvements are depreciated over the estimated useful life of 15 years, and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.  Our leasehold interest is depreciated over its remaining contractual life, or approximately 101 years.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate their lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of March 31, 2008, the estimated remaining useful lives for acquired lease intangibles range from approximately one year to 13 years.

Other intangible assets include the value of identified hotel trade names and in-place property tax abatements.  These fair values are based on management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the trade names is amortized over their respective estimated useful life of 20 years using the straight-line method and the value of the in-place property tax abatement is amortized over its estimated term of 10 years using the straight-line method.

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets as of March 31, 2008 is as follows (amounts in thousands):

Lease / Other Intangibles
April 1, 2008 - December 31, 2008	$2,623
2009	3,268
2010	2,050
2011	1,717
2012	1,580

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (amounts in thousands):

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of March 31, 2008	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$348,187	$107,893	$38,150	$(25,765)	$40,975	$11,339
Less: depreciation and amortization	(9,674)	(111)	(6,584)	4,820	(138)	(870)
Net	$338,513	$107,782	$31,566	$(20,945)	$40,837	$10,469

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of December 31, 2007	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$293,886	$107,498	$32,211	$(22,445)	$41,577	$11,339
Less: depreciation and amortization	(6,649)	(70)	(5,115)	3,594	(34)	(688)
Net	$287,237	$107,428	$27,096	$(18,851)	$41,543	$10,651

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value.  In addition to land acquisition costs, land development costs and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs spent to date, estimated additional future costs, and management’s plans for the property.  There were no impairment charges for the three months ended March 31, 2008 or 2007.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from our hotel operators and tenants related to our other consolidated properties.  The allowance for doubtful accounts was $0.2 million and $0.1 million as of March 31, 2008 and December 31, 2007, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, prepaid advertising, pre-acquisition costs related to probable purchases of properties, the fair value of certain derivative instruments, as well as inventory, prepaid insurance, and prepaid real estate taxes of our consolidated properties.  Inventory consists of food, beverages, linens, glassware, china, and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $1.8 million and $1.4 million as of March 31, 2008 and December 31, 2007, respectively.

Impairment of Long-Lived Assets

For real estate we wholly-own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  There were no impairment charges for the three months ended March 31, 2008 and 2007.

For real estate we own through an investment in a limited partnership, joint venture, tenant-in-common interest, or other similar investment structure, at each reporting date, management compares the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for the three months ended March 31, 2008 or 2007.

Notes Receivable

For notes receivable, management reviews the terms and conditions underlying the outstanding notes receivable.  If management determines that it is probable that all amounts due under the terms of the note will not be collected, an impairment charge is recorded to the extent that the investment in the note exceeds management’s estimate of the fair value

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

of the collateral securing such note.  There were no impairment charges for the three months ended March 31, 2008 or 2007.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $1.5 million and $1.2 million as of March 31, 2008 and December 31, 2007, respectively.

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks and to minimize the variability caused by foreign currency translation risk related to our net investment in foreign real estate.  To accomplish these objectives, we use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR.  These instruments include LIBOR-based interest rate swaps and caps.  For our net investment in a foreign real estate property, we use foreign currency forward exchange contracts to eliminate the impact of foreign currency exchange movements on our financial position.

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

As of March 31, 2008, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations.”  As part of the anticipated renovation and redevelopment of an acquired property, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liability is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  The balance of the asset retirement obligation was $0.2 million as of both March 31, 2008 and December 31, 2007, and was included in other liabilities.

Foreign Currency Translation

SFAS No. 52, “Foreign Currency Translation,” establishes standards requiring the financial results of our international investment to be properly measured and reported in U.S. dollars, our reporting currency.  The primary currency in which our international investment conducts business is the British pound.  All asset and liability accounts for our international investment are translated at the current exchange rate at each reporting period.  Contributed capital is translated using the historical rate of exchange when capital is contributed.  Income statement items for this investment are translated at the average exchange rate during the reporting period.  We maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive loss in our consolidated statement of stockholders’ equity.  The cumulative foreign currency translation adjustment was less than $0.1 million and $0.1 million as of March 31, 2008 and December 31, 2007, respectively.

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $1.4 million and $0.9 million was recognized in rental revenues for the three months ended March 31, 2008 and 2007, respectively.  Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

Advertising Costs

Marketing costs, including the costs of model units and their furnishings, incurred in connection with the sale of condominiums are deferred and recorded as costs of sales when revenue is recognized.  Certain prepaid costs are capitalized and expensed over the stated terms of the contract.  All other advertising costs are expensed as incurred.

Income Taxes

We elected to be taxed, and qualified, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ended December 31, 2006.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level except for the operations of our wholly-owned taxable REIT subsidiaries.  We have three taxable REIT subsidiaries which own and/or provide management and development services to certain of our investments in real estate and real estate under development.

On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  For the three months ended March 31, 2008, we recognized a provision for current tax expense of less than $0.1 million and a provision for deferred tax expense of less than $0.1 million related to the Texas margin tax.  For the three months ended March 31, 2007, we had no significant tax liability or benefit related to the Texas margin tax.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates.  We account for our incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.”  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statement of cash flows, rather than as operating cash flows as required under previous regulations.  For the three months ended March 31, 2008 and 2007, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At March 31, 2008, we had cash and cash equivalents and restricted cash on deposit in financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk.

Minority Interest

We hold a primary beneficiary interest as a lender in two variable interest entities that own real estate properties and thus, we consolidate their accounts with and into our accounts.  Minority interest represents the non-controlling ownership interest’s proportionate share of the equity in our consolidated real estate investments consisting of the 5%, 15%, 10%, 30%, and 20% unaffiliated partners’ share of the equity in Chase Park Plaza, The Lodge & Spa at Cordillera, Rio

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Salado Business Center, Frisco Square, and Becket House, respectively, as well as 100% of the equity of the two properties we consolidate under FIN 46R as a lender and primary beneficiary.  Income and losses are allocated to minority interest holders based on their ownership percentage.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the three months ended March 31, 2007 and 2008.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment for the three months ended March 31, 2008 and 2007.

Loss per Share

Loss per share is calculated based on the weighted average number of shares outstanding during each period.  As of March 31, 2008 and 2007, we had options to purchase 39,583 and 26,250 shares of common stock outstanding, respectively, both at a weighted average exercise price of $9.10.  These options are excluded from the calculation of earnings per share for the three months ended March 31, 2008 and 2007 because the effect would be anti-dilutive.  The weighted average shares outstanding used to calculate both basic and diluted income per share were the same for the three months ended March 31, 2008 and 2007, respectively.

4.         Recently Announced Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted the provisions of SFAS 157 effective January 1, 2008.  See Footnote No. 5, “Assets and Liabilities Measured at Fair Value,” for additional information.

In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The provisions of FSP SFAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.  We are currently assessing the effect FSP SFAS 157-2 may have on our consolidated results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS 141R applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We are currently assessing the effect SFAS No. 141(R) may have on our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, results of operations and cash flows.  SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed.  The principal impact to us will be to expand our disclosures regarding derivative instruments and hedging activities.

5.         Assets and Liabilities Measured at Fair Value

On January 1, 2008, we adopted SFAS No. 157, as amended.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Derivative financial instruments

Currently, we use interest rate swaps and caps to manage our interest rate risk and foreign currency exchange forward contracts to manage the impact of foreign currency movements on our financial position for our net investment in a foreign real estate property.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.

To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s performance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$672	$—	$672

Liabilities
Derivative financial instruments	$—	$2,716	$—	$2,716

6.         Acquisitions

Real Estate Asset Acquisitions

On February 26, 2008, we acquired a single-tenant office building known as Northborough Tower, located in Houston, Texas (“Northborough Tower”).  Northborough Tower is a 14-story office building containing approximately 206,500 rentable square feet, with a four-level attached parking garage, located on approximately 5.4 acres of land.  The total contract purchase price for Northborough Tower, exclusive of closing costs, was $32.9 million.  We used proceeds from our offering of common stock to the public plus assumed debt totaling $21 million to acquire Northborough Tower.

The purchase price has been allocated among the assets acquired and liabilities assumed, which is subject to change, no later than twelve months from the acquisition date.   The acquired intangible assets and liabilities are amortized over the term of the acquired lease of approximately ten years.  The assumed debt has been adjusted to its estimated fair market value based on current rates offered to us for debt with similar terms and the resulting premium is being amortized over the note’s remaining term to maturity of January 11, 2016.

7.         Real Estate Investments

As of March 31, 2008, we wholly-owned ten properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multi-family properties that we consolidate under FIN 46R, one under development and the other fully operational as of March 31, 2008.  In addition, we have non-controlling, unconsolidated ownership interests in three properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.  The following table presents certain information about our unconsolidated properties as of March 31, 2008 and December 31, 2007 (amounts in thousands):

		Carrying Value of Investment
Property Name	Ownership Interest	March 31, 2008	December 31, 2007
Royal Island	31%	$22,830	$22,801
GrandMarc at Westberry Place	50%	7,561	7,765
GrandMarc at the Corner	50%	5,610	5,879
Total		$36,001	$36,445

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Our investments in unconsolidated joint ventures as of March 31, 2008 and December 31, 2007 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows (amounts in thousands):

	March 31,	December 31,
	2008	2007
Real estate assets, net	$181,026	$167,188
Cash and cash equivalents	20,326	1,985
Other assets	2,816	3,290
Total assets	$204,168	$172,463

Notes payable	$106,194	$75,838
Other liabilities	7,027	4,536
Total liabilities	113,221	80,374

Equity	90,947	92,089
Total liabilities and equity	$204,168	$172,463

For the three months ended March 31, 2008, we recognized $0.9 million of equity in losses.  We did not have any investments in unconsolidated joint ventures during the three months ended March 31, 2007.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three months ended March 31, 2008 as follows (amounts in thousands):

March 31,
2008
Revenue	$2,169

Operating expenses:
Operating expenses	646
Property taxes	221
Total operating expenses	867

Operating income	1,302

Non-operating (income) expenses:
Depreciation and amortization	1,015
Interest and other, net	2,292
Total non-operating expenses	3,307
Net loss	$(2,005)
Company’s share of net loss	$(860)

8.         Variable Interest Entities

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

Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN 46R and that we are the primary beneficiary of these variable interest entities.  Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing.  As of March 31, 2008, there was $77.8 million of related real estate assets and real estate under development related to Alexan Voss and Alexan Black

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Mountain, which collateralizes the outstanding principal balance of the construction and mezzanine loans of $73.3 million.  The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities.  As of March 31, 2008, the outstanding principal balance under our mezzanine loans was $22.7 million, which is eliminated, along with accrued interest and loan origination fees, upon consolidation.

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas (“Royal Island”).  In December 2007, we committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property, of which $14.3 million was outstanding to us at March 31, 2008.  Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity under FIN 46R but that we are not the primary beneficiary.  Accordingly, we do not consolidate the Royal Island entity and instead account for it under the equity method of accounting in accordance with Statement of Position 78-9, as amended and interpreted.  At March 31, 2008, there was approximately $106.7 million of  related real estate assets and real estate under development related to Royal Island.

9.         Notes Receivable

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.  At March 31, 2008, the note receivable balance was $1.7 million.

In December 2007, we participated in a bridge loan financing arrangement for the continuing development and construction of the Royal Island resort hotel, spa, golf course, marina, and residences.  We own an approximately 31% interest as a limited partner in the Royal Island property.  The aggregate principal amount available under the bridge loan is $60 million, of which we are making available up to $40 million.  The loan accrues interest at the one-month LIBOR rate plus 8% per annum and monthly payments of interest only are required with any remaining balance payable at the maturity date, December 20, 2008.  At March 31, 2008, the loan balance owed to us was $14.3 million with an interest rate of 10.7%.

10.      Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs to real estate under development.  During the three months ended March 31, 2008, we capitalized $17.9 million of such costs associated with real estate under development and certain investments accounted for by the equity method including $7.2 million and $0.2 million, respectively, in interest and deferred financing costs.

Certain redevelopment costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza and The Lodge & Spa at Cordillera have been capitalized to condominium inventory on our consolidated balance sheet at March 31, 2008.  During the three months ended March 31, 2008, we capitalized a total of $9.1 million of such costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera, including $2.3 million of interest and deferred financing costs.

During the first quarter of 2008, $1 million in costs were transferred from land to real estate under development on our balance sheet.  Also, during the first quarter of 2008, $22 million and $0.8 million of real estate under development costs were transferred to building and improvements and to furniture, fixtures, and equipment, respectively, on our balance sheet.

11.      Notes Payable

Our notes payable balance was $293.5 million at March 31, 2008, as compared to $243.9 million at December 31, 2007, and consists of borrowings and assumptions of debt related to our property acquisitions as well as the notes payable of our mezzanine borrowers we consolidate under FIN 46R.  Each of our mortgage loans is collateralized by one or more of

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

our properties.  At March 31, 2008, our notes payable interest rates ranged from 4.30% to 8.25%, with a weighted average interest rate of approximately 5.14%.  Of our $293.5 million in notes payable at March 31, 2008, $253.3 million represented debt subject to variable interest rates.  At March 31, 2008, our notes payable have maturity dates that range from May 2008 to January 2016.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At March 31, 2008, we were in compliance with each of the debt covenants under our loan agreements.

On February 13, 2008, we entered into a senior secured revolving credit facility providing for up to $75 million of secured borrowings with Bank of America, as lender and administrative agent, and other lending institutions to become a party to the credit agreement.  The initial credit facility allows us to borrow up to $75 million in revolving loans, of which up to $20 million is available for issuing letters of credit.  Loans under the credit facility bear interest at an annual rate that is equal to or a combination of (1) the LIBOR plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 1.5% to 1.7%, or (2) the prime rate plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 0% to 0.2%.  The credit facility matures on February 13, 2011.  The credit facility is secured by a first lien on all real property assets in a collateral pool consisting of:

•                  Regency Center, Houston, TX

•                  12600 Whitewater, Minnetonka, MN

•                  5000 S. Bowen Road, Arlington, TX

•                  2603 Augusta, Houston, TX

•                  Northpoint Central, Houston, TX

•                  Bent Tree Green, Dallas, TX

•                  Las Colinas Commons, Irving, TX

The credit facility may be increased to up to $150 million upon satisfaction of certain conditions including additions to the collateral pool.  We have unconditionally guaranteed payment of the $75 million senior secured revolving credit facility.  There were no borrowings under the credit facility as of March 31, 2008.

As part of our acquisition of Northborough Tower on February 26, 2008, we assumed a $21 million note payable to a financial institution to pay a portion of the purchase price.  The interest rate under the note is fixed at 5.67% with minimum monthly payments of principal and interest required to the maturity date, January 11, 2016, at which time any unpaid principal balance is due.  Northborough Tower is held as collateral for the note.

The following table summarizes our contractual obligations for principal payments as of March 31, 2008 (amounts in thousands):

Principal Payments Due:
April 1, 2008 - December 31, 2008	$29,547
2009	63,505
2010	160,509
2011	640
2012	1,660
Thereafter	36,440
Unamortized premium	1,237
$293,538

12.      Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  In June 2007, we entered into two interest rate cap agreements associated with our Santa Clara Tech Center property.  In November 2007, we entered into a foreign currency forward contract to hedge our net investment in Becket House.  In December 2007, we entered into interest rate swap and interest rate cap agreements associated with Chase Park Plaza and Becket House.   The swap and cap agreements related to Becket House were not designated a hedge until December 31, 2007.  Accordingly, the change in their fair value through December 31, 2007 was reported in our consolidated statement of operations as a component of interest expense.

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

The following table summarizes the notional values of our derivative financial instruments as of March 31, 2008.  The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2008, but do not represent exposure to credit, interest rate, or market risks (amounts in thousands).

Hedge Type / Description	Notional Value	Interest Rate/ Strike Rate	Maturity
Cash Flow Hedges
Interest rate cap - Santa Clara Tech Center	$35,115	6%	June 15, 2010
Interest rate cap - Santa Clara Tech Center	$17,000	6%	June 15, 2010
Interest rate cap - Chase - Private Residences	$30,000	6%	December 15, 2009
Interest rate swap - Chase Park Plaza Hotel	$63,777	3.82%	November 15, 2010
Interest rate cap - Becket House	£12,700	5.75%	November 21, 2010
Interest rate swap - Becket House	£12,700	5.50%	November 21, 2009

Net Investment Hedges
Foreign currency forward - Becket House	£6,120	1.9644	November 23, 2011

13.      Stockholders’ Equity

On November 23, 2004 (date of inception), we sold 1,000 shares of convertible stock and 21,739 shares of common stock to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) for $201,000 in cash.  Pursuant to its terms, the convertible stock generally is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 10% cumulative, non-compounded, annual return on such capital.  Conversion of the convertible stock may be limited by our board of directors if it determines that full conversion may jeopardize our qualification as a REIT.  Our board of directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.

Share Redemption Program

Our board of directors has authorized and adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year.  The purchase price for the redeemed shares is set forth in the prospectus for the primary offering of our common stock, as supplemented.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  We redeemed 54,021 shares of common stock during the three months ended March 31, 2008 for an aggregate total of 210,754 shares of common stock redeemed since inception.

Incentive Award Plan

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors, and consultants of our affiliates.  A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan.  As of March 31, 2008, options to purchase 39,583 shares of stock were outstanding, of which 26,250 are fully vested, at a weighted average exercise price of $9.10.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Distributions

We initiated the payment of monthly distributions in August 2006 in the amount of a 2% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0005479 per share.  In December 2006, our board of directors declared distributions to be paid in the first quarter of 2007 in the amount of a 2.5% annualized rate of return, calculated on a daily record basis of $0.0006849 per share.  In March 2007, our board of directors declared distributions to be paid in the second quarter of 2007 in the amount of a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share.  The distribution rate has remained at 3%.  Pursuant to our Second Amended and Restated Distribution Reinvestment Plan (“Secondary DRIP”), stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through our distribution reinvestment plan (the “DRIP”) and Secondary DRIP is recorded when the shares are actually issued.

The following are the distributions paid and declared by quarter for the three months ended March 31, 2008 and 2007 (amounts in thousands):

	Distributions Paid		Distributions Declared	Cash Declared	DRIP Declared
1st Quarter - 2008	$2,671		$4,056	$637	$3,419

1st Quarter - 2007	$2,491	(1)	$1,279	$272	$1,007

(1) Includes a special distribution of approximately $1.4 million declared by our board of directors on December 19, 2006 to all common stockholders of record as of December 31, 2006.

14.      Related Party Arrangements

Behringer Opportunity Advisors and certain of its affiliates receive fees and compensation in connection with our offering of common stock to the public, and in connection with the acquisition, management, and sale of our assets.  We terminated our initial public offering on December 28, 2007 and currently are offering shares of our common stock only through our Secondary DRIP.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor and the dealer manager for the public offering, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers; provided that Behringer Securities received 1% of the gross proceeds of purchases pursuant to our DRIP and does not receive any commissions for purchases pursuant to our Secondary DRIP.  Behringer Securities reallowed 100% of the commissions earned to participating broker-dealers.  In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities did not and does not receive dealer manager fees for purchases pursuant to our DRIP or Secondary DRIP.  Behringer Securities was permitted to reallow all or a portion of its dealer manager fees in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the public offering; provided, however, that Behringer Securities was permitted to reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for actual out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  From inception through the termination date of the public offering on December 28, 2007, Behringer Securities’ commissions and dealer manager fees totaled $35.6 million and $10.7 million, respectively, and were recorded as a reduction to additional paid-in capital.  In the three months ended March 31, 2008, Behringer Securities did not receive any commissions or dealer manager fees associated with our offering of common stock to the public as the initial public offering terminated on December 28, 2007.

Behringer Opportunity Advisors I, or its affiliates, received up to 2% of gross offering proceeds for organization and offering expenses incurred in connection with the initial public offering; except that no organization and offering expenses were or are reimbursed with respect to purchases made pursuant to our DRIP or Secondary DRIP.  Since our inception through the termination date of our initial public offering on December 28, 2007, $10.7 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors I or its predecessor in interest on our behalf.  Of this amount, less than $0.1 million had been expensed as organizational costs with the remainder recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors I, or its affiliates, determines the amount of organization and

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Behringer Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Our advisor or its affiliates also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced.  Behringer Opportunity Advisors I or its predecessor in interest earned $0.8 million in acquisition and advisory fees and $0.2 million in acquisition expense reimbursements for our investments made during the three months ended March 31, 2008.  In the three months ended March 31, 2007, our advisor earned $0.4 million in acquisition and advisory fees and $0.1 million in acquisition expense reimbursements.  For property acquisitions, we capitalize these fees as part of our real estate, and for loans, we defer these fees to be amortized over the loan term.

We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred $0.2 million of debt financing fees during the three months ended March 31, 2008.  We incurred no such debt financing fees in the three months ended March 31, 2007.

We pay HPT Management Services LP (“HPT Management”), an affiliate of our advisor and our property manager, fees for management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay HPT Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to HPT Management with respect to any particular property.  We incurred and expensed such fees totaling $0.3 million and $0.1 million in the three months ended March 31, 2008 and 2007, respectively.

We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the three months ended March 31, 2008, we expensed $0.9 million of asset management fees and capitalized $0.1 million of asset management fees to real estate. For the three months ended March 31, 2007, we expensed $0.3 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate.

We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, subject to the limitation that we will not reimburse for any amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  For the three months ended March 31, 2008, we incurred and expensed costs for administrative services totaling $0.1 million.

At March 31, 2008, we had a payable to our advisor and its affiliates of $0.9 million.  This balance consists primarily of asset management fees and administrative service expenses payable to Behringer Opportunity Advisors I, management fees payable to HPT Management, and other miscellaneous payables.

We are dependent on Behringer Opportunity Advisors I, Behringer Securities, and HPT Management for certain services that are essential to us, including the sale of shares of our common stock, asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective services, we would be required to obtain such services from other sources.

15.      Stock-Based Compensation

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors and consultants of our affiliates.  On February 17, 2006, we issued options to purchase 5,000 shares of our common stock at $9.10 per share to each of two of our three independent directors and issued options to purchase 1,250 shares of our common stock at $9.10 per share to our other independent director pursuant to the Incentive Award Plan.  We issued additional options to purchase 5,000 shares of our common stock at $9.10 per

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

share to each of our three independent directors on June 29, 2006 pursuant to the Incentive Award Plan.  On June 21, 2007, we issued options to purchase an additional 5,000 shares of our common stock at $9.10 per share to each of our three independent directors pursuant to the Incentive Award Plan; however, one of our independent directors forfeited his options to purchase 5,000 shares of our common stock upon his resignation as a director.  On September 24, 2007, we issued options to purchase 3,333 shares of our common stock at $9.10 per share to a newly appointed independent director pursuant to the Incentive Award Plan.  The options issued pursuant to the Incentive Award Plan become exercisable one year after the date of grant.  As of March 31, 2008, options to purchase 39,583 shares of stock were outstanding, of which 26,250 are fully vested, at a weighted average exercise price of $9.10.  The remaining contractual life of the outstanding options is 8.5 years.  Compensation expense associated with our Incentive Award Plan was not material for the three months ended March 31, 2008 and 2007.

16.      Commitments and Contingencies

Our mezzanine borrowers, which are consolidated under FIN 46R, have contracts with construction managers to build apartment projects.  One of these contracts is a guaranteed maximum price contract for up to $23.3 million in total construction costs, of which $22.9 million had been paid as of March 31, 2008.  These contracts are commitments of our mezzanine borrowers and are not payable by us.

17.      Supplemental Cash Flow Information

Supplemental cash flow information is summarized below (amounts in thousands).

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
Supplemental disclosure:
Interest paid, net of amounts capitalized	$2,622	$878

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$575	$174
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$6,558	$4,079
Capital expenditures for real estate under development of consolidated borrowers in accounts payable and accrued liabilities	$7,252	$651
Amortization of deferred financing fees in properties under development	$45	$—
Amortization of deferred financing fees in properties under development of consolidated borrowers	$7	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$3,078	$1,938
Assumed debt on acquisition of real estate investment	$22,229	$—

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

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

Upon the completion of a business combination, we record the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Any amount paid in excess of the fair value of the assets and liabilities acquired is recorded as goodwill.  If the value of the assets and liabilities exceeds the total purchase price, then the resulting negative goodwill is allocated to the tangible and intangible assets acquired.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

Other intangible assets include the value of identified hotel trade names and in-place property tax abatements.  These fair values are based on management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the trade names is amortized over their respective estimated useful life of 20 years using the straight-line method and the value of the in-place property tax abatement is amortized over its estimated term of 10 years using the straight-line method.

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

On September 20, 2005, we commenced a public offering (the “Offering”) of up to 40,000,000 shares of common stock at a price of $10 per share pursuant to a Registration Statement on Form S-11 (File No. 333-120847) declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act”).  On November 17, 2006, we registered an additional 6,587,065 shares of common stock pursuant to the Offering through the filing of a Registration Statement on Form S-11 (File No. 333-138804) pursuant to Rule 462(b) under the Securities Act.  The Registration Statement declared effective as of September 20, 2005 also covered the offering of up to 8,000,000 shares of common stock to be offered at a price of $9.50 per share pursuant to our DRIP.  We subsequently reallocated the shares of common stock in the Offering to provide $532.7 million, or 53,270,000 shares, for sale in the primary offering and $9.2 million, or 965,331 shares, for sale through our DRIP.

On October 27, 2005, the conditions of our escrow agreement with Citibank Texas, N.A. were satisfied and as a result, operations commenced on November 9, 2005 upon acceptance of initial subscriptions.  On November 9, 2005, we had received and accepted subscriptions for 441,204 shares of common stock for gross offering proceeds of $4.4 million.  On November 16, 2007, we terminated the DRIP component of the Registration Statement declared effective as of September 20, 2005 and commenced our public offering of up to 6,315,790 shares of common stock at a price of $9.50 per share under our Secondary DRIP pursuant to a Registration Statement on Form S-3 (File No. 333-146965).  On December 28, 2007, we terminated the primary offering component of our Offering.  As of March 31, 2008, we had 54,326,477 shares of our common stock outstanding, 1,000 shares of convertible stock issued and outstanding, and had no shares of preferred stock issued or outstanding.

Results of Operations

As of March 31, 2008, we had invested in 20 properties:  ten consolidated wholly-owned properties; five properties consolidated through investments in joint ventures including two mixed-use hotel and residential properties; one investment in an island development accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two apartment development properties as a mezzanine lender consolidated under FIN 46R.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, the Commonwealth of the Bahamas, and London, England.

As of March 31, 2007, we had invested in only nine properties:  four consolidated wholly-owned properties; one consolidated mixed-use hotel and residential property through an investment in a joint venture; and two apartment development properties as a mezzanine lender consolidated under FIN 46R.  We had also made two mezzanine loans to student housing projects in Texas and Virginia that we did not consolidate.   Accordingly, our results of operations presented for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 reflect significant increases in most categories due to the growth of our portfolio of properties.  Management expects increases in most categories in the future as we purchase additional real estate properties and as we begin to realize the full impact of our prior acquisitions.

Three months ended March 31, 2008 as compared to three months ended March 31, 2007

Revenues. Our total revenues increased by $9 million to $14.2 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, primarily due to increased rental revenue resulting from the acquisition of new properties from which we receive rent.  Hotel revenues for the three months ended March 31, 2008 totaled $2 million and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera, a resort and spa property acquired in June 2007.  We did not have any hotel revenues for the three months ended March 31, 2007.  We expect increases in rental revenue in the future as we purchase additional real estate properties and we complete construction of real estate under development.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2008 were $5.5 million as compared to $1.4 million for the three months ended March 31, 2007 and were comprised of property operating expenses from our consolidated properties.  The increase in property operating expenses is primarily due to the increased number of real estate properties acquired.  We expect increases in property operating expenses in the future as we purchase additional real estate properties and we complete construction of real estate under development.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended March 31, 2008 was $2.3 million as compared to $0.9 million for the three months ended March 31, 2007, and was primarily due to the increase in notes payable balances related to our acquisition of real estate properties.  Our total notes payable at March 31, 2008 was $293.5 million as compared to $92.2 million at March 31, 2007.  We expect continued increases in notes payable and in the related interest expense in the future as we purchase and invest in additional real estate properties.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended March 31, 2008 were $1.5 million as compared to $0.6 million for the three months ended March 31, 2007 and were comprised of real estate taxes from each of our consolidated properties.  The increase in real estate taxes is primarily due to our increased number of consolidated real estate properties.  We expect increases in real estate taxes in the future as we purchase additional real estate properties and we complete construction of real estate under development.

Property / Asset Management Fees. Property and asset management fees for the three months ended March 31, 2008 totaled $1.4 million as compared to $0.5 million for the three months ended March 31, 2007 and were comprised of fees incurred by our consolidated properties.  Property and asset management fees increased due to the additional properties acquired.  We expect increases in property and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2008 were $0.9 million as compared to $0.3 million for the three months ended March 31, 2007 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees, and other administrative expenses.  The increase is due to increased corporate activity as our portfolio has grown to 20 investments in real estate properties as of March 31, 2008 as compared to only nine properties at March 31, 2007.  We expect increases in general and administrative expenses in the future as we invest in additional real estate properties.

Advertising Costs. Advertising costs were $0.5 million for both the three months ended March 31, 2008 and 2007.  Adverting costs were comprised primarily of advertising and marketing costs to promote the sale of condominiums to be developed at Chase Park Plaza and The Lodge and Spa at Cordillera.  We do not expect significant changes in our future advertising costs related to the condominium sales.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2008 was $5.7 million as compared to $1.9 million for the three months ended March 31, 2007 and was comprised of depreciation and amortization expense from each of our consolidated operational properties.  For the three months ended March 31, 2007, depreciation and amortization expense resulted from only five consolidated properties in operation.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties and as properties under development become operational.

Interest Income. Interest income was $1 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively, and was comprised of interest income associated with our notes receivable and funds on deposit with banks.  The increase in interest income over the prior period is due to higher interest yields on our notes receivable balances for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Equity in Losses of Unconsolidated Joint Ventures.  Equity in losses of unconsolidated joint ventures totaled $0.9 million for the three months ended March 31, 2008 and consisted of net losses of our noncontrolling interests in Royal Island, GrandMarc at Westberry Place, and GrandMarc at the Corner of $0.3 million, $0.2 million, and $0.4 million, respectively.  We did not have any investments in noncontrolling interests during the three months ended March 31, 2007.

Minority Interest.  Minority interest for the three months ended March 31, 2008 was $1.5 million, a reduction of our net loss for the period.  For the three months ended March 31, 2007, minority interest was $0.1 million and increased our net loss.  Minority interest represents the net income or loss that is not allocable to us from properties that we consolidate.  For the three months ended March 31, 2008, minority interest consisted of the results of seven investments, whereas it consisted of the results of only three investments for the three months ended March 31, 2007.

Cash Flow Analysis

Cash flows used in operating activities for the three months ended March 31, 2008 were $16.9 million and were comprised primarily of the net loss of $2.2 million, adjusted for depreciation and amortization expense of $4.6 million, an increase in condominium inventory of $9.4 million, a decrease in accrued liabilities of $6.2 million, and unrealized losses on the change in fair value of our derivatives of $2.3 million.  During the three months ended March 31, 2007, cash flows provided by operating activities were $1.2 million and were comprised of the net loss of $0.2 million, adjusted for depreciation and amortization expense of $1.7 million and net changes in working capital of $0.7 million.  Cash flows used in operating activities were significantly higher than the three months ended March 31, 2007 due to increased real estate investments and corporate activity.

Cash flows used in investing activities for the three months ended March 31, 2008 were $40.4 million and primarily represented the acquisition of real estate totaling $12.4 million, capital expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $20.1 million, and investment in notes receivable of $6.5 million.  During the three months ended March 31, 2007, cash flows from investing activities were $32.1 million and primarily represented mezzanine loans to finance student housing projects totaling $14.2 million, capital expenditures for real estate under development and costs for assets placed into service totaling $12.3 million.

Cash flows provided by financing activities for the three months ended March 31, 2008 were $25.9 million and were comprised primarily of proceeds from notes payable of $16.4 million related to development activities at our Chase Park and Frisco Square properties and proceeds from mortgages of our consolidated borrowers of $11.1 million.  During the three months ended March 31, 2007, cash flows provided by financing activities were $55.7 million and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $52.8 million.

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

We expect that our current properties, along with properties to be acquired in the future, will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution.  Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Debt Financings

We may, from time to time, make mortgage, bridge, or mezzanine loans and other loans for acquisitions and investments as well as property development.  We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.

Our notes payable increased to $293.5 million at March 31, 2008, from $243.9 million at December 31, 2007, primarily as a result of notes payable associated with property acquisitions, additional borrowings related to our development properties as well as the notes payable of our mezzanine borrowers we consolidate under FIN 46R.  Each of our loans is secured by one or more of our properties.  At March 31, 2008, our notes payable interest rates ranged from 4.30% to 8.25%, with a weighted average interest rate of approximately 5.14%.  Of our $293.5 million in notes payable at March 31, 2008, $253.3 million represented debt subject to variable interest rates.  At March 31, 2008, our notes payable have maturity dates that range from May 2008 to January 2016.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At March 31, 2008, we were in compliance with each of the debt covenants under our loan agreements.

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

Credit Facility

On February 13, 2008, we entered into a senior secured revolving credit facility (the “Credit Agreement”) providing for up to $75 million of secured borrowings with Bank of America, as lender and administrative agent, and other lending institutions to become a party to the Credit Agreement.  The facility under this Credit Agreement allows us to borrow up to $75 million of revolving loans including up to $20 million available for issuing letters of credit.  Loans under the credit facility bear interest at an annual rate that is equal to or a combination of (1) the LIBOR plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 1.5% to 1.7%, or (2) the prime rate plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 0% to 0.2%.  The credit facility matures on February 13, 2011.  The credit facility is secured by a first lien on all real property assets in a collateral pool consisting of seven wholly-owned properties.

The credit facility may be increased to up to $150 million upon satisfaction of certain conditions including additions to the collateral pool.  We have unconditionally guaranteed payment of the $75 million senior secured revolving credit facility.  We are subject to customary affirmative, negative, and financial covenants, representations, warranties, and borrowing conditions.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, and subsidiaries.  We believe that FFO is helpful to investors and our management as a measure of operating performance of our operating assets because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a supplemental understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculation of FFO for the three months ended March 31, 2008 and 2007 is presented below (amounts in thousands):

	Three months ended March 31,
	2008	2007

Net loss	$(2,177)	$(193)

Real estate depreciation (1)	3,151	1,136
Real estate amortization (1)	1,994	773
Funds from operations (FFO)	$2,968	$1,716
GAAP weighted average shares:
Basic and diluted	54,213	20,700

(1)   This represents the depreciation and amortization expense of the properties we wholly own and our share of depreciation and amortization expense of the other real estate investment properties we consolidate.

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of $1.4 million was recognized for the three months ended March 31, 2008 and $0.9 million was recognized for the three months ended March 31, 2007;

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $1.2 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively;

•                  Amortization of intangible property tax abatement asset was recognized as an increase to real estate tax expense of  $0.1 million for both the three months ended March 31, 2008 and 2007, respectively;

•                  Bad debt expense of $0.1 million and less than $0.1 million was recognized for the three months ended March 31, 2008 and 2007, respectively; and

•                  Amortization of deferred financing costs of $0.3 million and $0.1 million was recognized as interest expense for mortgages and notes payable for the three months ended March 31, 2008 and 2007, respectively, and $0.1 million and $0.2 million was recognized as a reduction of interest income for notes receivable for the three months ended March 31, 2008 and 2007, respectively.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

During the three months ended March 31, 2008, we declared and paid distributions almost entirely from FFO and expect to continue to do so, except to the extent of distributions from the sale of our assets.  However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of the Offering at favorable yields, future distributions declared and paid may exceed FFO.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in unconsolidated joint ventures, minority interest, income taxes, and the gain or loss on the sale of assets.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss in accordance with GAAP for the three months ended March 31, 2008 and 2007 is provided below (amounts in thousands).

	Three months ended March 31,
	2008	2007

Revenues	$14,174	$5,209

Operating expenses:
Property operating expenses	5,526	1,375
Real estate taxes	1,545	560
Property management fees	514	127
Total operating expenses	7,585	2,062
Net operating income	$6,589	$3,147

Reconciliation to Net Loss
Net operating income	$6,589	$3,147

Less:
Depreciation and amortization	(5,655)	(1,949)
General and administrative expense	(917)	(307)
Interest expense	(2,271)	(929)
Asset management fees	(932)	(323)
Advertising costs	(515)	(465)
Provision for income tax	(47)	—
Equity in losses on unconsolidated JVs	(860)	—
Add:
Interest income	981	770
Minority interest	1,450	(137)
Net loss	$(2,177)	$(193)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

For our net investment in a foreign real estate property, we use foreign currency forward exchange contracts to eliminate the impact of foreign currency movements on our financial position.  At March 31, 2008, our foreign currency forward exchange contract was reported at its fair value of $0.6 million within prepaid expenses and other assets in our consolidated balance sheet.  A 10% increase in the forward British pound - US dollar exchange rate would result in a $0.3 million decrease in fair value.  A 10% decrease in the forward British pound - US dollar exchange rate would result in a $1.8 million increase in fair value.

We maintain less than $0.1 million in a Euro-denominated account at a European financial institution.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.  We do not enter into derivatives for trading or speculative purposes, nor do we maintain any market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $293.5 million in notes payable at March 31, 2008, $253.3 million represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidated under FIN 46R.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $2.3 million.

At March 31, 2008, interest rate caps used to mitigate our interest rate risk classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  Interest rate swaps classified as liabilities were reported at their combined fair values of $2.7 million in other liabilities at March 31, 2008.  A 100 basis point decrease in interest rates would result in a $2.5 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $2.4 million net increase in the fair value of our interest rate caps and swaps.

Item 4T.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

Pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-120847) filed under the Securities Act and declared effective by the SEC on September 20, 2005 and a Registration Statement on Form S-11 (SEC Registration No. 333-138804) filed pursuant to Rule 462(b) under the Securities Act on November 17, 2006, our Offering consisted of (1) a maximum of 53,270,000 shares of our common stock at a price of $10.00 per share and (2) up to 965,331 additional shares pursuant to the DRIP under which our stockholders could elect to have their distributions reinvested in additional shares of our common stock at a price of up to $9.50 per share, for a total aggregate offering price of $542 million.  On November 16, 2007, we terminated the DRIP component of the Offering declared effective as of September 20, 2005 and commenced an offering to existing shareholders of up to 6,315,790 shares of common stock at a price of $9.50 per share under our Secondary DRIP pursuant to a Registration Statement on Form S-3 (SEC Registration No. 333-146965).  On December 28, 2007, we terminated the primary offering component of our Offering.  As of December 31, 2007, we had sold approximately 54.1 million shares of our common stock on a best efforts basis pursuant to the Offering for aggregate gross offering proceeds of approximately $538.7 million.

The above-stated number of shares sold and the gross offering proceeds received in connection with the Offering does not include 21,739 shares of common stock purchased by Behringer Harvard Holdings in a private placement in 2004, prior to the commencement of the Offering.

From the commencement of the Offering through March 31, 2008, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering (amounts in thousands):

Type of Expense

Other expenses to affiliates *	$56,857
Other expenses to non-affiliates	1,141
Total expenses	$57,998

*“Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through March 31, 2008, the net offering proceeds to us from the Offering, after deducting the total expenses incurred and described above, were approximately $481.8 million.  From the commencement of the Offering through March 31, 2008, we had used approximately $347.6 million of such net proceeds to purchase interests in real estate and fund development for real estate, net of notes payable, and approximately $89.6 million was invested through mezzanine loans.  Of the amount used for the purchase of these investments, approximately $21.5 million was paid to Behringer Opportunity Advisors I (or its predecessor in interest), as acquisition and advisory fees and acquisition expense reimbursement.

Share Redemption Program

In February 2006, our board of directors adopted a share redemption program for our investors.  The purchase price for the redeemed shares is set forth in the prospectus for our Offering of common stock, as supplemented.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds from our distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  During the quarter ended March 31, 2008, we redeemed shares as follows:

2008	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	—	$—	—
February	54,021	$9.08	54,021	(1)
March	—	$—	—

	54,021	$9.08	54,021	(1)

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

Behringer Harvard Opportunity REIT I, Inc.

Dated: May 15, 2008	By:	/s/ Gary S. Bresky
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

Second Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit A to prospectus contained in Registration Statement on Form S-3, Commission File No. 333-146965, filed on October 26, 2007)

4.3

Automatic Purchase Plan of the Registrant, effective as of September 20, 2005 (included as Exhibit D to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on June 1, 2006, as supplemented)

10.1

Credit Agreement among Behringer Harvard Opportunity OP I, LP, Behringer Harvard Bowen Road LP, Behringer Harvard Whitewater, LLC, Behringer Harvard Las Colinas LP, Behringer Harvard Bent Tree LP, Behringer Harvard Augusta LP, Behringer Harvard Northpoint LP, and Behringer Harvard Regency LP, as borrowers, and Bank of America, N.A., as administrative agent, L/C issuer, and lender (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.2

Promissory Note made between Behringer Harvard Opportunity OP I, LP, Behringer Harvard Bowen Road LP, Behringer Harvard Whitewater, LLC, Behringer Harvard Las Colinas LP, Behringer Harvard Bent Tree LP, Behringer Harvard Augusta LP, Behringer Harvard Northpoint LP, and Behringer Harvard Regency LP, as borrowers, and Bank of America, N.A., as administrative agent, L/C issuer, and lender (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.3

Guaranty Agreement by Behringer Harvard Opportunity REIT I, Inc., as guarantor, in favor of Bank of America, N.A., as administrative agent and lender (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.4

Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by Behringer Harvard Bowen Road LP, as borrower, to PRLAP Inc., as trustee for the benefit of Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.5

Mortgage, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by Behringer Harvard Whitewater, LLC, as borrower, to Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.6	Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by Behringer Harvard Las Colinas LP, as borrower, to PRLAP Inc., as trustee for the benefit of Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.7

Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by Behringer Harvard Bent Tree LP, as borrower, to PRLAP Inc., as trustee for the benefit of Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.8

Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by Behringer Harvard Augusta LP, as borrower, to PRLAP Inc., as trustee for the benefit of Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.9

Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by Behringer Harvard Northpoint LP, as borrower, to PRLAP Inc., as trustee for the benefit of Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.10

Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by Behringer Harvard Regency LP, as borrower, to PRLAP Inc., as trustee for the benefit of Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.11	Assignment of Leases and Rents by Behringer Harvard Bowen Road LP, as borrower, to Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.12	Assignment of Leases and Rents by Behringer Harvard Whitewater, LLC, as borrower, to Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.13	Assignment of Leases and Rents by Behringer Harvard Las Colinas LP, as borrower, to Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.14	Assignment of Leases and Rents by Behringer Harvard Bent Tree LP, as borrower, to Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.15	Assignment of Leases and Rents by Behringer Harvard Augusta LP, as borrower, to Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.16	Assignment of Leases and Rents by Behringer Harvard Northpoint LP, as borrower, to Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

10.17	Assignment of Leases and Rents by Behringer Harvard Regency LP, as borrower, to Bank of America, N.A. (previously filed in and incorporated by reference to Form 8-K filed on February 19, 2008)

31.1	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

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