Form 10-Q
period 2008-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2008-08-14
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, the Registrant had 54,703,636 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2008

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Real estate
Land and improvements, net	$132,828	$107,428
Buildings and improvements, net	385,698	287,237
Real estate under development	45,106	75,729
Total real estate	563,632	470,394

Condominium inventory	92,439	75,547
Cash and cash equivalents	24,655	78,498
Restricted cash	8,489	4,731
Accounts receivable, net	10,621	7,736
Prepaid expenses and other assets	3,411	3,493
Leasehold interests, net	40,660	41,543
Investments in unconsolidated joint ventures	35,730	36,445
Furniture, fixtures and equipment, net	13,337	9,173
Deferred financing fees, net	5,914	3,755
Notes receivable	1,944	1,719
Notes receivable from related parties	19,298	7,841
Lease intangibles, net	31,700	27,096
Other intangibles, net	10,288	10,651
Receivables from related parties	1,229	73
Total assets	$863,347	$778,695

Liabilities and Stockholders’ Equity
Notes payable	$342,252	$243,902
Accounts payable	8,191	9,300
Payables to related parties	1,022	901
Acquired below-market leases, net	20,399	18,851
Distributions payable	1,345	1,373
Accrued liabilities	18,031	21,750
Other liabilities	1,689	1,223
Total liabilities	392,929	297,300

Commitments and contingencies

Minority interest	13,361	15,335

Stockholders’ Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 54,489,957 and 54,056,354 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	5	5
Additional paid-in capital	485,714	481,521
Accumulated distributions in excess of net loss	(28,213)	(14,982)
Accumulated other comprehensive loss	(449)	(484)
Total stockholders’ equity	457,057	466,060

Total liabilities and stockholders’ equity	$863,347	$778,695

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues
Rental revenue	$14,172	$6,112	$26,385	$11,321
Hotel revenue	1,234	618	3,195	618

Total revenues	15,406	6,730	29,580	11,939

Expenses
Property operating expenses	5,823	2,009	11,349	3,384
Interest expense	2,676	1,373	4,947	2,303
Real estate taxes	1,786	673	3,331	1,233
Property management fees	684	152	1,198	279
Asset management fees	1,011	471	1,943	794
General and administrative	905	401	1,822	708
Advertising costs	630	159	1,145	623
Depreciation and amortization	6,112	2,399	11,767	4,349

Total expenses	19,627	7,637	37,502	13,673

Interest income	554	804	1,535	1,574

Loss before income taxes, minority interest and equity in losses of unconsolidated joint ventures	(3,667)	(103)	(6,387)	(160)

Provision for income taxes	(52)	(25)	(99)	(25)
Equity in losses of unconsolidated joint ventures	(671)	(68)	(1,531)	(68)
Minority interest	1,466	(219)	2,916	(355)

Net loss	$(2,924)	$(415)	$(5,101)	$(608)

Weighted average shares outstanding:
Basic and diluted	54,474,279	30,023,233	54,343,568	25,387,830

Loss per share:
Basic and diluted	$(0.05)	$(0.01)	$(0.09)	$(0.02)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands, except share amounts)

(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other	Total
	Number of	Par	Number of	Par	Paid-In	in Excess of	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Net loss	Loss	Equity
Balance at January 1, 2007	1,000	$—	18,202,576	$2	$159,906	$(461)	$—	$159,447

Issuance of common stock, net	—	—	35,081,049	3	314,226	—	—	314,229
Redemption of common stock	—	—	(148,951)	—	(1,366)	—	—	(1,366)
Distributions declared on common stock	—	—	—	—	—	(10,665)	—	(10,665)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	921,680	—	8,755	—	—	8,755
Comprehensive loss:
Net loss	—	—	—	—	—	(3,856)	—	(3,856)
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(121)	(121)
Unrealized losses on interest rate derivatives	—	—	—	—	—	—	(363)	(363)
Total comprehensive loss								(4,340)
Balance at December 31, 2007	1,000	—	54,056,354	5	481,521	(14,982)	(484)	466,060

Redemption of common stock	—	—	(219,660)	—	(2,011)	—	—	(2,011)
Distributions declared on common stock	—	—	—	—	—	(8,130)	—	(8,130)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	653,263	—	6,204	—	—	6,204
Comprehensive loss:
Net loss	—	—	—	—	—	(5,101)	—	(5,101)
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(140)	(140)
Unrealized gains on interest rate derivatives	—	—	—	—	—	—	175	175
Total comprehensive loss								(5,066)

Balance at June 30, 2008	1,000	$—	54,489,957	$5	$485,714	$(28,213)	$(449)	$457,057

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months	Six months
	ended	ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(5,101)	$(608)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	9,438	3,532
Amortization of deferred financing fees	797	605
Minority interest	(2,916)	355
Equity in losses of unconsolidated joint ventures	1,531	—
Unrealized losses on derivatives	91	—
Change in accounts receivable	(2,864)	(3,057)
Change in condominium inventory	(16,408)	(6)
Change in prepaid expenses and other assets	(700)	507
Change in accounts payable	309	1,485
Change in other liabilities	468	(206)
Change in accrued liabilities	2,116	1,142
Change in payables to related parties	(568)	487
Addition of lease intangibles	(1,060)	—
Cash (used in) provided by operating activities	(14,867)	4,236

Cash flows from investing activities:
Escrow deposits and pre-acquisition costs on real estate to be acquired	(857)	(8)
Purchases of real estate properties	(45,708)	(136,016)
Acquisition of interest in unconsolidated joint ventures	(1,594)	(22,158)
Capital expenditures for real estate under development	(20,934)	(18,730)
Capital expenditures for real estate under development of consolidated borrowers	(21,239)	(12,746)
Additions of property and equipment	(3,333)	(2,122)
Purchase of interest rate cap	—	(155)
Change in restricted cash	(3,757)	(4,174)
Investment in notes receivable	(11,682)	(14,290)
Distributions from unconsolidated joint venture	696	—
Receivable from investment property	—	(820)
Fees paid to related party for mezzanine loan arrangements	(1,795)	(545)
Cash used in investing activities	(110,203)	(211,764)

Cash flows from financing activities:
Financing costs	(1,456)	(1,227)
Proceeds from notes payable	57,811	52,115
Proceeds from mortgages of consolidated borrowers	18,415	8,306
Payments on notes payable	(79)	—
Issuance of common stock	—	182,924
Redemptions of common stock	(2,011)	(352)
Offering costs	—	(18,231)
Distributions	(1,955)	(984)
Contributions from minority interest holders	1,024	3,141
Distributions to minority interest holders	(176)	—
Change in subscriptions for common stock	—	1,236
Change in subscription cash received	—	(1,207)
Change in payables to related parties	(328)	(1,180)
Cash provided by financing activities	71,245	224,541

Effect of exchange rate changes on cash and cash equivalents	(18)	—

Net change in cash and cash equivalents	(53,843)	17,013
Cash and cash equivalents at beginning of year	78,498	54,639

Cash and cash equivalents at end of year	$24,655	$71,652

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of June 30, 2008 and consolidated statements of operations and cash flows for the periods ended June 30, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended June 30, 2008 and 2007.  Such adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities,” which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate and Other Intangible Assets

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, land improvements, buildings, building improvements, furniture, fixtures and equipment, identified intangible assets, asset retirement obligations, and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.

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

The fair value of any tangible assets acquired, expected to consist of land, land improvements, buildings, building improvements, and furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets.  Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures, and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors.  The values of the buildings are depreciated over their respective estimated useful lives ranging from 25 years for commercial office property to 39 years for hotel/mixed-use property using the straight-line method.  Land improvements are depreciated over the estimated useful life of 15 years, and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.  Our leasehold interest is depreciated over its remaining contractual life, or approximately 101 years.

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

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate their lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of June 30, 2008, the estimated remaining useful lives for acquired lease intangibles range from approximately one year to 13 years.

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

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets as of June 30, 2008 is as follows (amounts in thousands):

Lease / Other Intangibles
July 1, 2008 - December 31, 2008	$1,816
2009	3,403
2010	2,185
2011	1,852
2012	1,580

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (amounts in thousands):

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of June 30, 2008	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$398,735	$132,979	$40,043	$(26,489)	$40,898	$11,339
Less: depreciation and amortization	(13,037)	(151)	(8,343)	6,090	(238)	(1,051)

Net	$385,698	$132,828	$31,700	$(20,399)	$40,660	$10,288

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of December 31, 2007	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$293,886	$107,498	$32,211	$(22,445)	$41,577	$11,339
Less: depreciation and amortization	(6,649)	(70)	(5,115)	3,594	(34)	(688)

Net	$287,237	$107,428	$27,096	$(18,851)	$41,543	$10,651

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

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs spent to date, estimated additional future costs, and management’s plans for the property.  There were no impairment charges for the six months ended June 30, 2008 or 2007.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from our hotel operators and tenants related to our other consolidated properties.  The allowance for doubtful accounts was $0.2 million and $0.1 million as of June 30, 2008 and December 31, 2007, respectively.

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

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $2.3 million and $1.4 million as of June 30, 2008 and December 31, 2007, respectively.

Impairment of Long-Lived Assets

For real estate we wholly-own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  There were no impairment charges for the six months ended June 30, 2008 or 2007.

For real estate we own through an investment in a limited partnership, joint venture, or other similar investment structure, at each reporting date, management compares the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for the six months ended June 30, 2008 or 2007.

Notes Receivable

For notes receivable, management reviews the terms and conditions underlying the outstanding notes receivable.  If management determines that it is probable that all amounts due under the terms of the note will not be collected, an

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

impairment charge is recorded to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note.  There were no impairment charges for the six months ended June 30, 2008 or 2007.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $2.2 million and $1.2 million as of June 30, 2008 and December 31, 2007, respectively.

Derivative Financial Instruments

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

As of June 30, 2008, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations.”  As part of the anticipated renovation and redevelopment of acquired properties, we may incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liabilities is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  We completed the remediation of the regulated materials in our current portfolio during the second quarter of 2008 resulting in no asset retirement obligation as of June 30, 2008 and $0.2 million as of December 31, 2007, which was included in other liabilities.

Foreign Currency Translation

SFAS No. 52, “Foreign Currency Translation,” establishes standards requiring the financial results of our international investment to be properly measured and reported in U.S. dollars, our reporting currency.  The primary currency in which our international investment conducts business is the British pound.  All asset and liability accounts for our international investment are translated at the current exchange rate at each reporting period.  Contributed capital is translated using the historical rate of exchange when capital is contributed.  Income statement items for this investment are translated at the average exchange rate during the reporting period.  We maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive loss in our consolidated statement of stockholders’ equity.  The cumulative foreign currency translation adjustment was $0.1 million for both the six months ended June 30, 2008 and the year ended December 31, 2007.

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $2.3 million and $1.9 million was recognized in rental revenues for the six months ended June 30, 2008 and 2007, respectively.  Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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

For the six months ended June 30, 2008 and 2007, we recognized a current and deferred tax provision of approximately $0.1 million and less than $0.1 million, respectively, related to the Texas margin tax.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates.  We account for our incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.”  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statement of cash flows, rather than as operating cash flows as required under previous regulations.  For the six months ended June 30, 2008 and 2007, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At June 30, 2008, we had cash and cash equivalents and restricted cash on deposit in financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk.

Minority Interest

We hold a primary beneficiary interest as a lender in two variable interest entities that own real estate properties and thus, we consolidate their accounts with and into our accounts.  Minority interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments consisting of the 5%, 10%, 10%, 30%, and 20% unaffiliated partners’ share of the equity in Chase Park Plaza, The Lodge & Spa at Cordillera, Rio Salado Business Center, Frisco Square, and Becket House, respectively, as well as 100% of the equity of the two properties we consolidate under FIN 46R as a lender and primary beneficiary.  Income and losses are allocated to minority interest holders based on their ownership percentage.  During the second quarter of 2008, we amended our partnership agreement

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

with our noncontrolling interest partner on The Lodge & Spa at Cordillera, such that we increased our equity interest from 85% to 90%.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the six months ended June 30, 2008 and 2007.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment for the three and six months ended June 30, 2008 and 2007.

Loss per Share

Loss per share is calculated based on the weighted average number of shares outstanding during each period.  As of June 30, 2008 and 2007, we had options to purchase 39,583 and 26,250 shares of common stock outstanding, respectively, both at a weighted average exercise price of $9.10.  These options are excluded from the calculation of earnings per share for the three and six months ended June 30, 2008 and 2007 because the effect would be anti-dilutive.

4.         New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  Our adoption of SFAS No. 157, on January 1, 2008, did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We are currently assessing the effect FSP SFAS No. 157-2 may have on our disclosures in our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  We adopted this standard effective January 1, 2008 but have not elected the fair value measurement option for any financial assets or liabilities at the present time; however, we may elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We expect SFAS 141(R) will have a material effect on our accounting for future acquisitions of properties if they fall under the definition of a business combination.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The principal impact to us will be to expand our disclosures regarding derivative instruments.

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

To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s performance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$977	$—	$977

Liabilities
Derivative financial instruments	$—	$645	$—	$645

Derivative financial instruments classified as assets are included in other assets on the balance sheet while derivative financial instruments classified as liabilities are included in other liabilities.

6.         Acquisitions

Real Estate Asset Acquisitions

On June 25, 2008, we acquired a multi-tenant office building known as Crossroads Office Park, located in San Diego, CA (“Crossroads”).  Crossroads is a seven-story office building containing approximately 139,700 rentable square feet, located on approximately five acres of land.  The total contract purchase price for Crossroads, exclusive of closing costs, was $34.2 million.  We used proceeds from our offering of common stock to the public plus debt totaling $28.6 million to acquire Crossroads.

The purchase price has been allocated among the assets acquired and liabilities assumed, which is subject to change, no later than twelve months from the acquisition date.  The acquired intangible assets and liabilities will be amortized over the remaining terms of the acquired leases which range from 17 months to 9 years.

On May 27, 2008, we acquired an approximate 16% equity interest as a limited partner in the Rock House Hotel (“Royal Island – Rock House”) for $0.7 million.   Royal Island – Rock House is a 10-room boutique hotel located on Harbour Island in The Commonwealth of The Bahamas.

7.         Real Estate Investments

As of June 30, 2008, we wholly-owned eleven properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multi-family properties that we consolidate under FIN 46R, one under development and the other fully operational as of June 30, 2008.  In addition, we have noncontrolling, unconsolidated ownership interests in four properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.  The following table presents certain information about our unconsolidated properties as of June 30, 2008 and December 31, 2007 (amounts in thousands):

		Carrying Value of Investment
Property Name	Ownership Interest	June 30, 2008	December 31, 2007
Royal Island	31%	$22,317	$22,801
Royal Island - Rock House	16%	681	—
GrandMarc at Westberry Place	50%	7,369	7,765
GrandMarc at the Corner	50%	5,363	5,879
Total		$35,730	$36,445

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Our investments in unconsolidated joint ventures as of June 30, 2008 and December 31, 2007 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows (amounts in thousands):

	June 30,	December 31,
	2008	2007
Real estate assets, net	$205,659	$167,188
Cash and cash equivalents	19,887	1,985
Other assets	2,730	3,290
Total assets	$228,276	$172,463

Notes payable	$120,727	$75,838
Other liabilities	17,974	4,536
Total liabilities	138,701	80,374

Equity	89,575	92,089
Total liabilities and equity	$228,276	$172,463

For the three and six months ended June 30, 2008, we recognized $0.7 million and $1.5 million, respectively, of equity in losses as compared to losses of $0.1 million for the three and six months ended June 30, 2007.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three and six months ended June 30, 2008 and 2007 as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$2,146	$—	$4,315	$—

Operating expenses:
Operating expenses	1,681	222	2,327	222
Property taxes	222	—	443	—
Total operating expenses	1,903	222	2,770	222

Operating income (loss)	243	(222)	1,545	(222)

Non-operating expenses:
Depreciation and amortization	1,119	5	2,134	5
Interest and other, net	630	—	2,922	—
Total non-operating expenses	1,749	5	5,056	5

Net loss	$(1,506)	$(227)	$(3,511)	$(227)

Company’s share of net loss	$(671)	$(68)	$(1,531)	$(68)

8.         Variable Interest Entities

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own apartment communities under development (the “Alexan Voss” in Houston, Texas and “Alexan Black Mountain” in Henderson, Nevada properties, respectively).  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million.  Our mezzanine loans are subordinate to the construction loans.  In addition, we have entered into option agreements allowing us to purchase the ownership interests in Alexan Voss and Alexan Black Mountain after each project’s substantial completion.  Alexan Black Mountain is fully operational as of June 30, 2008, however, the notice to exercise our option to purchase an ownership interest in the property has not yet been provided as prescribed in the option agreement.

Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN 46R and that we are the primary beneficiary of these variable interest entities.  Therefore, we have consolidated the

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

entities, including the related real estate assets and third-party construction financing.  As of June 30, 2008, there was $86.8 million of related real estate assets and real estate under development related to Alexan Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction and mezzanine loans of $80.6 million.  The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities.  As of June 30, 2008, the outstanding principal balance under our mezzanine loans was $22.7 million, which is eliminated, along with accrued interest and loan origination fees, upon consolidation.

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of The Bahamas (“Royal Island”).  In December 2007, we committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property, of which $19.3 million was outstanding to us at June 30, 2008.  Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity under FIN 46R but that we are not the primary beneficiary.  Accordingly, we do not consolidate the Royal Island entity and instead account for it under the equity method of accounting in accordance with Statement of Position 78-9, as amended and interpreted.  At June 30, 2008, there was approximately $104.6 million of related real estate assets and real estate under development related to Royal Island.

9.         Notes Receivable

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue. At June 30, 2008, the note receivable balance was $1.9 million.

In December 2007, we participated in a bridge loan financing arrangement for the continuing development and construction of Royal Island. The aggregate principal amount available under the bridge loan is $60 million, of which we are making available up to $40 million.  The loan accrues interest at the one-month LIBOR rate plus 8% per annum and monthly payments of interest only are required with any remaining balance payable at the maturity date, December 20, 2008.  At June 30, 2008, the loan balance owed to us was $19.3 million, with an annual interest rate of 10.5%.  In addition, $1.1 million of accrued interest and fees is included in receivables from related parties at June 30, 2008.

10.      Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs to real estate under development.  During the six months ended June 30, 2008, we capitalized $36.3 million of such costs associated with real estate under development and certain investments accounted for by the equity method, including $7.6 million and $0.2 million, respectively, in interest and deferred financing costs.

Certain redevelopment costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza and The Lodge & Spa at Cordillera have been capitalized to condominium inventory on our consolidated balance sheet at June 30, 2008.  During the six months ended June 30, 2008, we capitalized a total of $17.1 million of such costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera, including $3.4 million of interest and deferred financing costs.

During the second quarter of 2008, $14.2 million in costs were transferred from real estate under development to land on our balance sheet.  Also, during the second quarter of 2008, $25.3 million and $4 million of real estate under development costs were transferred to building and improvements and to furniture, fixtures, and equipment, respectively, on our balance sheet.

11.      Notes Payable

Our notes payable balance was $342.3 million at June 30, 2008, as compared to $243.9 million at December 31, 2007, and consists of borrowings and assumptions of debt related to our property acquisitions as well as the notes payable

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

of our mezzanine borrowers we consolidate under FIN 46R.  Each of our mortgage loans is collateralized by one or more of our properties.  At June 30, 2008, our notes payable interest rates ranged from 4.07% to 8.00%, with a weighted average interest rate of approximately 4.89%.  Of our $342.3 million in notes payable at June 30, 2008, $302.2 million represented debt subject to variable interest rates.  At June 30, 2008, our notes payable have maturity dates that range from September 2008 to November 2016.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At June 30, 2008, we are not aware of any non-compliance with our debt covenants under our loan agreements.

On February 13, 2008, we entered into a senior secured revolving credit facility providing for up to $75 million of secured borrowings.  The initial credit facility allows us to borrow up to $75 million in revolving loans, of which up to $20 million is available for issuing letters of credit.  Loans under the credit facility bear interest at an annual rate that is equal to or a combination of (1) the LIBOR plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 1.5% to 1.7%, or (2) the prime rate plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 0% to 0.2%.  The credit facility matures on February 13, 2011.  The credit facility is secured by a first lien on certain real property assets.

The credit facility may be increased to up to $150 million upon satisfaction of certain conditions including additions to the collateral pool.  We have unconditionally guaranteed payment of the $75 million senior secured revolving credit facility.  There were no borrowings under the credit facility as of June 30, 2008.  See Note 17 – Subsequent Events.

As part of our acquisition of Crossroads on June 25, 2008, we entered into a $28.6 million note payable to a financial institution to pay a portion of the purchase price.  The interest rate under the note is a variable rate, adjusted monthly, equal to 2.85% per annum in excess of the LIBOR rate with minimum monthly payments of interest required to the maturity date, June 30, 2011, at which time the unpaid principal balance is due.  Crossroads is held as collateral for the note.

The following table summarizes our contractual obligations for principal payments as of June 30, 2008 (amounts in thousands):

Principal Payments Due:
July 1, 2008 - December 31, 2008	$29,736
2009	64,051
2010	179,924
2011	29,240
2012	1,660
Thereafter	36,439
Unamortized premium	1,202

$342,252

12.      Derivative Instruments and Hedging Activities

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the notional values of our derivative financial instruments as of June 30, 2008.  The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2008, but do not represent exposure to credit, interest rate, or market risks (amounts in thousands).

	Notional	Interest Rate/
Hedge Type/Description	Value	Strike Rate	Maturity
Cash Flow Hedges
Interest rate cap - Santa Clara Tech Center	$35,115	6.00%	June 15, 2010
Interest rate cap - Santa Clara Tech Center	$17,000	6.00%	June 15, 2010
Interest rate cap - Chase - Private Residences	$30,000	6.00%	December 15, 2009
Interest rate swap - Chase Park Plaza Hotel	$72,260	3.82%	November 15, 2010
Interest rate cap - Becket House	£12,700	5.75%	November 21, 2010
Interest rate swap - Becket House	£12,700	5.50%	November 21, 2009

Net Investment Hedges
Foreign currency forward - Becket House	£6,120	£1.9644	November 23, 2011

13.      Stockholders’ Equity

On November 23, 2004 (date of inception), we sold 1,000 shares of convertible stock and 21,739 shares of common stock to Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) for $201,000 in cash.  Pursuant to its terms, the convertible stock generally is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 10% cumulative, non-compounded, annual return on such capital.  At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material.  Conversion of the convertible stock may be limited by our board of directors if it determines that full conversion may jeopardize our qualification as a REIT.  Our board of directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.

Share Redemption Program

Our board of directors has authorized and adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year.  The purchase price for the redeemed shares is set forth in the prospectus for the primary offering of our common stock, as supplemented.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  We redeemed 219,660 shares of common stock for $2 million during the six months ended June 30, 2008, for an aggregate total of 376,393 shares of common stock redeemed since inception.

Incentive Award Plan

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors, and consultants of our affiliates.  A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan.  As of June 30, 2008, options to purchase 39,583 shares of stock were outstanding, of which 36,250 are fully vested, at a weighted average exercise price of $9.10.

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

The following are the distributions declared by quarter for the six months ended June 30, 2008 and 2007 (amounts in thousands):

2008	Total Distributions Declared	Cash Declared	DRIP Declared

2nd Quarter	$4,076	$978	$3,098
1st Quarter	4,055	969	3,086
	$8,131	$1,947	$6,184

2007	Total Distributions Declared	Cash Declared	DRIP Declared

2nd Quarter	$2,254	$523	$1,731
1st Quarter	1,279	272	1,007
	$3,533	$795	$2,738

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

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor and the dealer manager for the public offering, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers; provided that Behringer Securities received 1% of the gross proceeds of purchases pursuant to our DRIP and does not receive any commissions for purchases pursuant to our Secondary DRIP.  Behringer Securities reallowed 100% of the commissions earned to participating broker-dealers.  In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities did not and does not receive dealer manager fees for purchases pursuant to our DRIP or Secondary DRIP.  Behringer Securities was permitted to reallow all or a portion of its dealer manager fees in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the public offering; provided, however, that Behringer Securities was permitted to reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for actual out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  From inception through the termination date of the public offering on December 28, 2007, Behringer Securities’ commissions and dealer manager fees totaled $35.6 million and $10.7 million, respectively, and were recorded as a reduction to additional paid-in capital.  In the six months ended June 30, 2008, Behringer Securities did not receive any commissions or dealer manager fees associated with our offering of common stock to the public as the initial public offering terminated on December 28, 2007.

Behringer Opportunity Advisors I, or its affiliates, received up to 2% of gross offering proceeds for organization and offering expenses incurred in connection with the initial public offering; except that no organization and offering expenses were or are reimbursed with respect to purchases made pursuant to our DRIP or Secondary DRIP.  Since our

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

inception through the termination date of our initial public offering on December 28, 2007, $10.7 million of organization and offering expenses had been incurred by Behringer Opportunity Advisors I or its predecessor-in-interest on our behalf.  Of this amount, less than $0.1 million had been expensed as organizational costs with the remainder recorded as a reduction of additional paid-in capital.  Behringer Opportunity Advisors I, or its affiliates, determines the amount of organization and offering expenses owed based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on respective equity offering results of those entities in offering.

Behringer Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Our advisor, or its affiliates, also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced.  Behringer Opportunity Advisors I or its predecessor-in-interest earned $1.7 million in acquisition and advisory fees and $0.3 million in acquisition expense reimbursements for our investments made during the six months ended June 30, 2008.  In the six months ended June 30, 2007, our advisor earned $8.9 million in acquisition and advisory fees and $1.8 million in acquisition expense reimbursements.  For property acquisitions, we capitalize these fees as part of our real estate, and for loans, we defer these fees to be amortized over the loan term.

We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred $1.2 million and $0.8 million of debt financing fees during the six months ended June 30, 2008 and 2007, respectively.

We pay HPT Management Services LP, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our advisor and our property managers, fees for management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  We incurred and expensed such fees totaling $0.5 million and $0.3 million in the six months ended June 30, 2008 and 2007, respectively.

We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the six months ended June 30, 2008, we expensed $1.9 million of asset management fees and capitalized $0.1 million of asset management fees to real estate. For the six months ended June 30, 2007, we expensed $0.8 million of asset management fees and capitalized $0.1 million of asset management fees.

We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  For the six months ended June 30, 2008, we incurred and expensed costs for administrative services totaling $0.2 million.

At June 30, 2008, we had a net payable to our advisor and its affiliates of $0.9 million. This balance consists primarily of asset management fees and administrative service expenses payable to Behringer Opportunity Advisors I, management fees payable to BH Property Management, and other miscellaneous payables.

We are dependent on Behringer Opportunity Advisors I and BH Property Management for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective services, we would be required to obtain such services from other sources.

15.      Stock-Based Compensation

The Incentive Award Plan was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors and consultants of our affiliates.  On February 17, 2006, we issued options to purchase 5,000 shares of our common stock at $9.10 per share to each of two of our three independent directors and issued options to purchase 1,250 shares of our common stock at $9.10

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

per share to our other independent director pursuant to the Incentive Award Plan.  We issued additional options to purchase 5,000 shares of our common stock at $9.10 per share to each of our three independent directors on June 29, 2006 pursuant to the Incentive Award Plan.  On June 21, 2007, we issued options to purchase an additional 5,000 shares of our common stock at $9.10 per share to each of our three independent directors pursuant to the Incentive Award Plan; however, one of our independent directors forfeited his options to purchase 5,000 shares of our common stock upon his resignation as a director.  On September 24, 2007, we issued options to purchase 3,333 shares of our common stock at $9.10 per share to a newly appointed independent director pursuant to the Incentive Award Plan.  The options issued pursuant to the Incentive Award Plan become exercisable one year after the date of grant.  As of June 30, 2008, options to purchase 39,583 shares of stock were outstanding, of which 36,250 are fully vested, at a weighted average exercise price of $9.10.  The remaining contractual life of the outstanding options is 8.25 years.  Compensation expense associated with our Incentive Award Plan was not material for the six months ended June 30, 2008 and 2007.

16.      Supplemental Cash Flow Information

Supplemental cash flow information is summarized below (amounts in thousands).

	Six months	Six months
	ended	ended
	June 30, 2008	June 30, 2007
Supplemental disclosure:
Interest paid, net of amounts capitalized	$4,639	$2,014
Income taxes paid	$76	$—

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$42	$128
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$7,272	$4,878
Capital expenditures for real estate under development of consolidated borrowers in accounts payable and accrued liabilities	$3,138	$765
Amortization of deferred financing fees in properties under development	$261	$—
Amortization of deferred financing fees in properties under development of consolidated borrowers	$34	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$6,204	$3,419
Assumed debt on acquisition of real estate investment	$22,229	$—

17.                   Subsequent Events

Between July 29, 2008 and August 6, 2008, we acquired a 50% interest in a portfolio of 19 properties located in four Central European countries through a joint venture (“Central Europe Portfolio”).  The purchase price for our 50% interest was  €14.5 million (approximately $22.8 million), excluding closing and acquisition costs.  We used proceeds from our offering of common stock to the public and borrowings from our senior secured revolving credit facility to acquire the Central Europe Portfolio.

On July 30, 2008, the existing debt of Frisco Square was replaced with a new $57.8 million credit agreement (“Frisco Square Loan”) with two banks.  The Frisco Square Loan consists of five separate tranches with varying payment terms and bears interest at annual rates based on LIBOR plus applicable margins ranging from 1.8% to 2.5%.  The Frisco Square Loan is secured by Frisco Square and matures on July 30, 2011, except for a $25.8 million tranche which matures July 30, 2009.  We have unconditionally guaranteed payment of the Frisco Square Loan.

In July 2008, we borrowed $25 million under our senior secured revolving credit facility.  The proceeds were used to fund ongoing costs at our development properties, to fund a portion of our acquisition of the Central Europe Portfolio, and for general corporate purposes.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of VIEs in which we are the primary beneficiary and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on FIN 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

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

Real Estate and Other Intangible Assets

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, land improvements, buildings, building improvements, furniture, fixtures and equipment, identified intangible assets, asset retirement obligations, and assumed liabilities based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions, and tenant relationships.

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

The fair value of any tangible assets acquired, expected to consist of land, land improvements, buildings, building improvements, and furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets.  Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures, and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors.  The value of buildings is depreciated over the estimated useful lives ranging from 25 years for commercial office property to 39 years for hotel/mixed-use property using the straight-line method.  Land improvements are depreciated over the estimated useful life of 15 years, and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.

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

On October 27, 2005, the conditions of our escrow agreement with Citibank Texas, N.A. were satisfied and as a result, operations commenced on November 9, 2005 upon acceptance of initial subscriptions.  On November 9, 2005, we had received and accepted subscriptions for 441,204 shares of common stock for gross offering proceeds of $4.4 million.  On November 16, 2007, we terminated the DRIP component of the Registration Statement declared effective as of September 20, 2005 and commenced our public offering of up to 6,315,790 shares of common stock at a price of $9.50 per share under our Secondary DRIP pursuant to a Registration Statement on Form S-3 (File No. 333-146965).  On December 28, 2007, we terminated the primary offering component of our Offering.  As of June 30, 2008, we had 54,489,957 shares of our common stock outstanding, 1,000 shares of convertible stock issued and outstanding, and had no shares of preferred stock issued or outstanding.

Results of Operations

As of June 30, 2008, we had invested in 22 properties:  eleven consolidated wholly-owned properties; five properties consolidated through investments in joint ventures including two mixed-use hotel and residential properties; two investments in an island development accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two apartment development properties as a mezzanine lender consolidated under FIN 46R.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, and London, England.

As of June 30, 2007, we had invested in 14 properties, including six wholly-owned properties, three consolidated properties acquired through investments in limited liability companies including two mixed-use hotel and residential properties, and one investment in an island development accounted for under the equity method.  We also consolidated two apartment development properties as a mezzanine lender under FIN 46R. We had also made two mezzanine loans to student housing projects in Texas and Virginia that we did not consolidate.

Accordingly, our results of operations presented for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 reflect significant increases in most categories due to the growth of our portfolio of properties.  Management expects increases in most categories in the future as we purchase additional real estate properties and as we begin to realize the full impact of our prior acquisitions.

Three months ended June 30, 2008 as compared to three months ended June 30, 2007

Revenues. Our total revenues increased by $8.7 million to $15.4 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily due to increased rental revenue resulting from the acquisition of new properties from which we receive rent.  Hotel revenues for the three months ended June 30, 2008 totaled $1.2 million, an increase of $0.6 million as compared to the three months ended June 30, 2007 and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera, a resort and spa property acquired in June 2007.  We expect increases in rental revenue in the future as we purchase additional real estate properties and we complete construction of real estate under development.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2008 were $5.8 million as compared to $2.0 million for the three months ended June 30, 2007 and were comprised of property operating expenses from our consolidated properties.  The increase in property operating expenses is primarily due to the increased number of real estate properties acquired.  We expect increases in property operating expenses in the future as we purchase additional real estate properties and we complete construction of real estate under development.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended June 30, 2008 was $2.7 million as compared to $1.4 million for the three months ended June 30, 2007, and was primarily due to the increase in notes payable balances related to our acquisition of real estate properties.  Our total notes payable at June 30, 2008 was $342.3 million as compared to $149.6 million at June 30, 2007.  We expect continued increases in notes payable and in the related interest expense in the future as we purchase and invest in additional real estate properties.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended June 30, 2008 were $1.8 million as compared to $0.7 million for the three months ended June 30, 2007 and were comprised of real estate taxes from each of our consolidated properties.  The increase in real estate taxes is primarily due to our increased number of consolidated real estate properties.  We expect increases in real estate taxes in the future as we purchase additional real estate properties and we complete construction of real estate under development.

Property / Asset Management Fees. Property and asset management fees for the three months ended June 30, 2008 totaled $1.7 million as compared to $0.6 million for the three months ended June 30, 2007 and were comprised of fees incurred by our consolidated properties.  Property and asset management fees increased due to the additional properties acquired.  We expect increases in property and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2008 were $0.9 million as compared to $0.4 million for the three months ended June 30, 2007 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees, and other administrative expenses.  The increase is due to increased corporate activity as our portfolio has grown to 22 investments in real estate properties as of June 30, 2008 as compared to only 14 investments at June 30, 2007.  We expect increases in general and administrative expenses in the future as we invest in additional real estate properties.

Advertising Costs. Advertising costs were $0.6 million for the three months ended June 30, 2008 as compared to $0.2 million for the three months ended June 30, 2007.  Advertising costs were comprised primarily of advertising and marketing costs to promote the sale of condominiums to be developed at Chase Park Plaza and The Lodge and Spa at Cordillera.  We do not expect significant changes in our future advertising costs related to the condominium sales.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2008 was $6.1 million as compared to $2.4 million for the three months ended June 30, 2007 and was comprised of depreciation and amortization expense from each of our consolidated operational properties.  For the three months ended June 30, 2007, depreciation and amortization expense resulted from only seven operating properties versus 14 properties as of June 30, 2008.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties and as properties under development become operational.

Equity in Losses of Unconsolidated Joint Ventures.  Equity in losses of unconsolidated joint ventures totaled $0.7 million for the three months ended June 30, 2008 and consisted of net losses of our four noncontrolling interests in Royal Island, GrandMarc at Westberry Place, GrandMarc at the Corner, and Royal Island - Rock House, as compared to only Royal Island for the three months ended June 30, 2007.

Minority Interest.  Minority interest for the three months ended June 30, 2008 was $1.5 million, a reduction of our net loss for the period.  For the three months ended June 30, 2007, minority interest was $0.2 million and increased our net loss.  Minority interest represents the net income or loss that is not allocable to us from properties that we consolidate.  For the three months ended June 30, 2008, minority interest consisted of the results of eight investments, whereas it consisted of the results of only four investments for the three months ended June 30, 2007.

Six months ended June 30, 2008 as compared to six months ended June 30, 2007

Revenues. Our total revenues increased by $17.7 million to $29.6 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily due to increased rental revenue resulting from the acquisition of new properties from which we receive rent.  Hotel revenues for the six months ended June 30, 2008 totaled $3.2 million as compared to $0.6 million for the six months ended June 30, 2007 and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera, a resort and spa property acquired in June 2007. We expect increases in rental revenue in the future as we purchase additional real estate properties and we complete construction of real estate under development.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2008 were $11.3 million as compared to $3.4 million for the six months ended June 30, 2007 and were comprised of property operating expenses from our consolidated properties.  The increase in property operating expenses is primarily due to the increased number of real estate properties acquired.  We expect increases in property operating expenses in the future as we purchase additional real estate properties and we complete construction of real estate under development.

Interest Expense. Interest expense, net of amounts capitalized, for the six months ended June 30, 2008 was $4.9 million as compared to $2.3 million for the six months ended June 30, 2007, and was primarily due to the increase in notes payable balances related to our acquisition of real estate properties.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the six months ended June 30, 2008 were $3.3 million as compared to $1.2 million for the six months ended June 30, 2007 and were comprised of real estate taxes from each of our consolidated properties.  The increase in real estate taxes is primarily due to our increased number of consolidated real estate properties.  We expect increases in real estate taxes in the future as we purchase additional real estate properties and we complete construction of real estate under development.

Property / Asset Management Fees. Property and asset management fees for the six months ended June 30, 2008 totaled $3.1 million as compared to $1.1 million for the six months ended June 30, 2007 and were comprised of fees incurred by our consolidated properties.  Property and asset management fees increased due to the additional properties acquired.  We expect increases in property and asset management fees in the future as we invest in additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2008 were $1.8 million as compared to $0.7 million for the six months ended June 30, 2007 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees, and other administrative expenses. The increase is due to increased corporate activity as our portfolio has grown to 22 investments in real estate properties as of June 30, 2008 as compared to only 14 investments at June 30, 2007.  We expect increases in general and administrative expenses in the future as we invest in additional real estate properties.

Advertising Costs.  Advertising costs for the six months ended June 30, 2008 were $1.1 million as compared to $0.6 million for the six months ended June 30, 2007. Advertising costs were comprised primarily of advertising and marketing costs to promote the sale of condominiums to be developed at Chase Park Plaza and The Lodge and Spa at Cordillera.  We do not expect significant changes in our future advertising costs related to the condominium sales.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2008 was $11.8 million as compared to $4.3 million for the six months ended June 30, 2007 and was comprised of depreciation and amortization expense from each of our consolidated operational properties.  For the six months ended June 30, 2007, depreciation and amortization expense resulted from only seven operating properties versus 14 properties as of June 30, 2008.  We expect increases in depreciation and amortization expense in the future as we purchase additional real estate properties and as properties under development become operational.

Interest Income. Interest income was $1.5 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively, and was comprised of interest income associated with our notes receivable and funds on deposit with banks.  The increase in interest income over the prior period is due to higher interest yields on our notes receivable balances for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Equity in Losses of Unconsolidated Joint Ventures.  Equity in losses of unconsolidated joint ventures totaled $1.5 million for the six months ended June 30, 2008 as compared to $0.1 million for the six months ended June 30, 2007  and consisted of net losses of our four noncontrolling interests in Royal Island, GrandMarc at Westberry Place, GrandMarc at the Corner, and Royal Island - Rock House as of June 30, 2008, as compared to only Royal Island for the six months ended June 30, 2007.

Minority Interest.  Minority interest for the six months ended June 30, 2008 was $2.9 million, a reduction of our net loss for the period.  For the six months ended June 30, 2007, minority interest was $0.4 million and increased our net loss.  Minority interest represents the net income or loss that is not allocable to us from properties that we consolidate.  For the six months ended June 30, 2008, minority interest consisted of the results of eight investments, whereas it consisted of the results of only four investments for the six months ended June 30, 2007.

Cash Flow Analysis

Cash flows used in operating activities for the six months ended June 30, 2008 were $14.9 million and were comprised primarily of an increase in condominium inventory of $16.4 million, a net loss of $5.1 million, adjusted for depreciation and amortization expense of $9.4 million, and an increase in accrued liabilities of $2.1 million.  During the six months ended June 30, 2007, cash flows provided by operating activities were $4.2 million and were comprised primarily of the net loss of $0.6 million, adjusted for depreciation and amortization expense of $3.5 million, amortization of deferred financing fees of $0.6 million, and net changes in working capital of $0.4 million.

Cash flows used in investing activities for the six months ended June 30, 2008 were $110.2 million and primarily represented the acquisition of real estate totaling $45.7 million, capital expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $42.2 million, and investment in notes receivable of $11.7 million.  During the six months ended June 30, 2007, cash flows from investing activities were $211.8 million and primarily represented acquisitions of real estate totaling $136 million, capital expenditures for real estate under development including capital expenditures of consolidated borrowers totaling $31.5 million, acquisition of an interest in an unconsolidated joint venture of $22.2 million, and investment in notes receivable of $14.3 million.

Cash flows provided by financing activities for the six months ended June 30, 2008 were $71.3 million and were comprised primarily of proceeds from notes payable of $57.8 million and proceeds from mortgages of our consolidated borrowers of $18.4 million.  During the six months ended June 30, 2007, cash flows provided by financing activities were $224.5 million and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $164.7 million, proceeds from a bridge note of $52.1 million related to our acquisition of Santa Clara Tech Center, and proceeds from mortgages of consolidated borrowers related to our VIEs consolidated under FIN 46R totaling $8.3 million.

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

Our notes payable increased to $342.3 million at June 30, 2008, from $243.9 million at December 31, 2007, primarily as a result of notes payable associated with property acquisitions, additional borrowings related to our development properties as well as the notes payable of our mezzanine borrowers we consolidate under FIN 46R.  Each of our loans is secured by one or more of our properties.  At June 30, 2008, our notes payable interest rates ranged from 4.07% to 8.00%, with a weighted average interest rate of approximately 4.89%.  Of our $342.3 million in notes payable at June 30, 2008, $302.2 million represented debt subject to variable interest rates.  At June 30, 2008, our notes payable have maturity dates that range from September 2008 to November 2016.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At June 30, 2008, we are not aware of any noncompliance with our debt covenants under our loan agreements.

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

In July 2008, we made our initial borrowing of $25 million from our senior secured revolving credit facility.  The proceeds were used to fund ongoing costs at our development properties, to fund a portion of our acquisition of the Central Europe Portfolio, and for general corporate purposes.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, and subsidiaries.  We believe that FFO is helpful to investors and our management as a measure of operating performance of our operating assets because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a supplemental understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculation of FFO for the three and six months ended June 30, 2008 and 2007 is presented below (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net loss	$(2,924)	$(415)	$(5,101)	$(608)

Real estate depreciation (1)	3,512	1,423	6,669	2,559
Real estate amortization (1)	2,105	960	4,100	1,733
Funds from operations (FFO)	$2,693	$1,968	$5,668	$3,684

GAAP weighted average shares:
Basic and diluted	54,474	30,023	54,344	25,388

(1)          This represents the depreciation and amortization expense of the properties we wholly own and our share of depreciation and amortization expense of the other real estate investment properties we consolidate.

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of $0.9 million and $2.3 million was recognized for the three and six months ended June 30, 2008, respectively, and $0.9 million and $1.9 million was recognized for the three and six months ended June 30, 2007, respectively;

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $1.2 million and $2.4 million for the three and six months ended June 30, 2008, respectively, and $0.6 million and $1 million for the three and six months ended June 30, 2007, respectively;

•                  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively.  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively;

•                  Bad debt expense of $0.1 million and $0.2 million was recognized for the three and six months ended June 30, 2008, respectively.  Bad debt expense of $5,000 and $10,000 was recognized for the three and six months ended June 30, 2007, respectively; and

•                  Amortization of deferred financing costs of $0.5 million and $0.8 million was recognized as interest expense for mortgages and notes payable for the three and six months ended June 30, 2008, respectively, and $0.1 million and $0.2 million was recognized as a reduction of interest income for notes receivable for the three and six months ended June 30, 2008.  Amortization of deferred financing costs of $0.1 million and $0.2 million was recognized as interest expense for mortgages and notes payable for the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.4 million was recognized as a reduction of interest income for notes receivable for the three and six months ended June 30, 2007.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

During the three and six months ended June 30, 2008, we declared and paid a significant portion of distributions from FFO and expect to continue to do so, except to the extent of distributions from the sale of our assets.  However, given the uncertainty arising from numerous factors, including both the raising and placing of capital in the current real estate environment, ultimate FFO performance cannot be predicted with certainty.  For example, if we are not able to timely invest net proceeds of the Offering at favorable yields, future distributions declared and paid may exceed FFO.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in unconsolidated joint ventures, minority interest, income taxes, and the gain or loss on the sale of assets.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss in accordance with GAAP for the three and six months ended June 30, 2008 and 2007 is provided below (amounts in thousands).

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues	$15,406	$6,730	$29,580	$11,939

Operating expenses:
Property operating expenses	5,823	2,009	11,349	3,384
Real estate taxes	1,786	673	3,331	1,233
Property management fees	684	152	1,198	279
Total operating expenses	8,293	2,834	15,878	4,896

Net operating income	$7,113	$3,896	$13,702	$7,043

Reconciliation to Net Loss
Net operating income	$7,113	$3,896	$13,702	$7,043

Less:
Depreciation and amortization	(6,112)	(2,399)	(11,767)	(4,349)
General and administrative expense	(905)	(401)	(1,822)	(708)
Interest expense	(2,676)	(1,373)	(4,947)	(2,303)
Asset management fees	(1,011)	(471)	(1,943)	(794)
Advertising costs	(630)	(159)	(1,145)	(623)
Provision for income tax	(52)	(25)	(99)	(25)
Equity in losses on unconsolidated JVs	(671)	(68)	(1,531)	(68)
Add:
Interest income	554	804	1,535	1,574
Minority interest	1,466	(219)	2,916	(355)

Net loss	$(2,924)	$(415)	$(5,101)	$(608)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

For our net investment in a foreign real estate property, we use foreign currency forward exchange contracts to eliminate the impact of foreign currency movements on our financial position.  At June 30, 2008, our foreign currency forward exchange contract was reported at its fair value of $0.5 million within prepaid expenses and other assets in our consolidated balance sheet.  A 10% increase in the forward British pound - US dollar exchange rate would result in a $1.1 million decrease in fair value.  A 10% decrease in the forward British pound - US dollar exchange rate would result in a $1.1 million increase in fair value.

We maintain less than $0.1 million in a Euro-denominated account at a European financial institution.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.  We do not enter into derivatives for trading or speculative purposes, nor do we maintain any market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $342.3 million in notes payable at June 30, 2008, $302.2 million represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidated under FIN 46R.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $2.4 million.

At June 30, 2008, interest rate caps used to mitigate our interest rate risk classified as assets were reported at their combined fair value of approximately $0.2 million within prepaid expenses and other assets.  Interest rate swaps classified as liabilities were reported at their combined fair values of $0.4 million in other liabilities at June 30, 2008.  A 100 basis point decrease in interest rates would result in a $2.2 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $2.3 million net increase in the fair value of our interest rate caps and swaps.

Item 4T.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From the commencement of the Offering through June 30, 2008, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering (amounts in thousands):

Type of Expense

Other expenses to affiliates *	$56,857
Other expenses to non-affiliates	1,141

Total expenses	$57,998

* “Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through June 30, 2008, the net offering proceeds to us from the Offering, after deducting the total expenses incurred and described above, were approximately $481.8 million.  From the commencement of the Offering through June 30, 2008, we had used approximately $373.1 million of such net proceeds to purchase interests in real estate and fund development for real estate, net of notes payable, and approximately $94.8 million was invested through mezzanine loans.  Of the amount used for the purchase of these investments, approximately $22.5 million was paid to Behringer Opportunity Advisors I (or its predecessor-in-interest), as acquisition and advisory fees and acquisition expense reimbursement.

Share Redemption Program

In February 2006, our board of directors adopted a share redemption program for our investors.  The purchase price for the redeemed shares is set forth in the prospectus for our Offering of common stock, as supplemented.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds from our distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  During the quarter ended June 30, 2008, we redeemed shares as follows:

2008	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	$—	—
May	165,639	$9.18	165,639	(1)
June	—	$—	—

	165,639	$9.18	165,639	(1)

(1)        A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

The Annual Meeting of our stockholders was held on June 23, 2008.  The meeting was adjourned prior to taking a vote on any matters and was reconvened on July 24, 2008 (the “Reconvened Meeting”).  At the Reconvened Meeting, all nominees standing for election as directors were elected.  The following directors were elected to hold office for a term expiring at the 2009 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

	Number of	Number of
	Votes	Votes
Director Nominee	For	Withheld
Robert M. Behringer	26,381,193	4,708,166
Robert S. Aisner	26,373,257	4,716,102
Terry L. Gage	26,381,500	4,701,859
Barbara C. Bufkin	26,363,461	4,725,898
Steven J. Kaplan	26,366,692	4,722,667

The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Reconvened Meeting was required to elect each director.

In addition, at the Reconvened Meeting, our stockholders approved our Second Articles of Amendment and Restatement, which amended certain provisions of our charter.  The affirmative vote of a majority of all votes entitled to be cast at the Reconvened Meeting was required to approve our Second Articles of Amendment and Restatement.  The aggregate number of votes entitled to be cast at the Reconvened Meeting was 54,380,498.  The vote of the stockholders with respect to the approval of our Second Articles of Amendment and Restatement is reflected below:

	Number of	Number of	Number of
	Votes	Votes	Votes
	For	Against	Abstained
Second Articles of Amendment and Restatement	28,812,343	1,118,556	1,158,460

For additional information regarding the revisions to our charter contained in our Second Articles of Amendment and Restatement, please see our Current Report on Form 8-K filed with the SEC on July 29, 2008

Item 5.        Other Information.

None.

Item 6.        Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: August 14, 2008	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number		Description

3.1		Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on July 29, 2008)

3.2		Bylaws of the Registrant (previously filed in and incorporated by reference to Registration Statement on Form S-11, Commission File No. 333-120847, filed on November 30, 2004)

3	.2(a)	Amendment to Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)

4.1		Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit B to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on June 1, 2006, as supplemented)

4.2

Amended and Restated Distribution Reinvestment Plan, effective as of April 5, 2006 (included as Exhibit C to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on June 1, 2006, as supplemented)

4	.2(a)

Second Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Exhibit A to prospectus contained in Registration Statement on Form S-3, Commission File No. 333-146965, filed on October 26, 2007)

4.3

Automatic Purchase Plan of the Registrant, effective as of September 20, 2005 (included as Exhibit D to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on June 1, 2006, as supplemented)

10.1

First Amendment to Amended and Restated Advisory Management Agreement by and between the Registrant and Behringer Harvard Opportunity Advisors I, LLC (previously filed in and incorporated by reference to Form 8-K filed on June 26, 2008)

10.2

First Amendment to Second Amended and Restated Property Management and Leasing Agreement by and among the Registrant, Behringer Harvard Opportunity OP I, LP, Behringer Harvard Opportunity Management Services, LLC, HPT Management Services LP, Behringer Harvard Real Estate Services, LLC, Behringer Harvard Cordillera, LLC, Behringer Harvard Whitewater, LLC, Behringer Harvard Northpoint LP, Behringer Harvard Alexan Voss, LLC, Behringer Harvard Augusta LP, Behringer Harvard Bent Tree LP, Behringer Harvard TCU, LLC, Behringer Harvard Bowen Road LP, Behringer Harvard Frisco Square LP, Behringer Harvard Las Colinas LP, Behringer Harvard Regency LP, Behringer Harvard Northborough Tower LP, Behringer Harvard Rio Salado, LLC, Behringer Harvard Santa Clara LP, Behringer Harvard UVA, LLC, Chase Park Plaza Hotel, LLC, The Private Residences, LLC, Behringer Harvard Alexan Nevada, LLC, Behringer Harvard Alexan Voss, LLC, and Behringer Harvard Ferncroft, LLC (previously filed in and incorporated by reference to Form 8-K filed on June 26, 2008)

31.1		Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

31.2		Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

32	.1*	Section 1350 Certifications (furnished herewith)

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