Form 10-Q
period 2008-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2008-11-14
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, the Registrant had 54,799,037 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2008

		Page

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the Year Ended December 31, 2007 and the Nine Months Ended September 30, 2008	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4T.	Controls and Procedures	34

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signature		38

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Real estate
Land and improvements, net	$134,211	$107,428
Buildings and improvements, net	396,189	287,237
Real estate under development	41,143	75,729
Total real estate	571,543	470,394

Condominium inventory	97,086	75,547
Cash and cash equivalents	43,589	78,498
Restricted cash	5,657	4,731
Accounts receivable, net	11,816	7,736
Prepaid expenses and other assets	5,909	3,493
Leasehold interests, net	36,943	41,543
Investments in unconsolidated joint ventures	64,334	36,445
Furniture, fixtures and equipment, net	13,300	9,173
Deferred financing fees, net	7,270	3,755
Notes receivable	1,943	1,719
Notes receivable from related parties	34,599	7,841
Lease intangibles, net	30,294	27,096
Other intangibles, net	10,107	10,651
Receivables from related parties	2,210	73
Total assets	$936,600	$778,695

Liabilities and Stockholders’ Equity
Notes payable	$424,435	$243,902
Accounts payable	6,974	9,300
Payables to related parties	1,498	901
Acquired below-market leases, net	18,993	18,851
Distributions payable	1,349	1,373
Accrued liabilities	19,621	21,750
Other liabilities	2,390	1,223
Total liabilities	475,260	297,300

Commitments and contingencies

Minority interest	10,931	15,335

Stockholders’ Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 54,691,638 and 54,056,354 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively	5	5
Additional paid-in capital	487,680	481,521
Accumulated distributions and net loss	(37,828)	(14,982)
Accumulated other comprehensive income (loss)	552	(484)
Total stockholders’ equity	450,409	466,060

Total liabilities and stockholders’ equity	$936,600	$778,695

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Rental revenue	$15,192	$7,899	$41,577	$19,220
Hotel revenue	2,045	2,602	5,240	3,220
Condominium sales	4,315	—	4,315	—

Total revenues	21,552	10,501	51,132	22,440

Expenses
Property operating expenses	6,880	4,107	18,229	7,490
Cost of condominium sales	4,331	—	4,331	—
Interest expense	4,113	1,759	9,059	4,061
Real estate taxes	1,980	1,023	5,311	2,256
Property management fees	583	268	1,781	546
Asset management fees	1,456	714	3,399	1,509
General and administrative	1,209	307	3,032	1,016
Advertising costs	708	158	1,853	781
Depreciation and amortization	6,783	3,692	18,550	8,040

Total expenses	28,043	12,028	65,545	25,699

Interest income	706	1,366	2,241	2,939

Loss before income taxes, minority interest and equity in losses of unconsolidated joint ventures	(5,785)	(161)	(12,172)	(320)

Provision for income taxes	(47)	(46)	(146)	(71)
Equity in losses of unconsolidated joint ventures	(1,987)	(227)	(3,518)	(295)
Minority interest	2,334	146	5,250	(210)

Net loss	$(5,485)	$(288)	$(10,586)	$(896)

Weighted average shares outstanding:
Basic and diluted	54,611	42,450	54,433	31,154

Loss per share:
Basic and diluted	$(0.10)	$(0.01)	$(0.19)	$(0.03)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(in thousands, except share amounts)

(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other	Total
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Net loss	Income (Loss)	Equity
Balance at January 1, 2007	1,000	$—	18,202,576	$2	$159,906	$(461)	$—	$159,447

Issuance of common stock, net	—	—	35,081,049	3	314,226	—	—	314,229

Redemption of common stock	—	—	(148,951)	—	(1,366)	—	—	(1,366)

Distributions declared on common stock	—	—	—	—	—	(10,665)	—	(10,665)

Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	921,680	—	8,755	—	—	8,755

Comprehensive loss:
Net loss	—	—	—	—	—	(3,856)	—	(3,856)

Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(121)	(121)

Unrealized losses on interest rate derivatives	—	—	—	—	—	—	(363)	(363)

Total comprehensive loss								(4,340)

Balance at December 31, 2007	1,000	—	54,056,354	5	481,521	(14,982)	(484)	466,060

Redemption of common stock	—	—	(342,590)	—	(3,130)	—	—	(3,130)

Distributions declared on common stock	—	—	—	—	—	(12,260)	—	(12,260)

Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	977,874	—	9,289	—	—	9,289

Comprehensive loss:
Net loss	—	—	—	—	—	(10,586)	—	(10,586)

Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	1,505	1,505

Unrealized gains on interest rate derivatives	—	—	—	—	—	—	(469)	(469)

Total comprehensive loss								(9,550)

Balance at September 30, 2008	1,000	$—	54,691,638	$5	$487,680	$(37,828)	$552	$450,409

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(10,586)	$(896)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	15,079	6,435
Amortization of deferred financing fees	1,480	987
Minority interest	(5,250)	210
Equity in losses of unconsolidated joint ventures	3,518	295
Net change in fair value of derivatives	1,110	—
Change in accounts receivable	(4,079)	(3,843)
Change in condominium inventory	(20,601)	(12,739)
Change in prepaid expenses and other assets	(3,115)	670
Change in accounts payable	(976)	3,262
Change in other liabilities	1,169	(541)
Change in accrued liabilities	3,450	594
Change in payables to related parties	(1,074)	469
Addition of lease intangibles	(1,771)	(324)
Cash used in operating activities	(21,646)	(5,421)

Cash flows from investing activities:
Purchases of real estate properties	(47,473)	(243,171)
Acquisition of interest in unconsolidated joint ventures	(31,553)	(22,587)
Capital expenditures for real estate under development	(28,316)	(11,587)
Capital expenditures for real estate under development of consolidated borrowers	(24,823)	(21,018)
Additions of property and equipment	(4,796)	(9,458)
Change in restricted cash	(925)	(6,773)
Investment in notes receivable	(26,983)	(14,226)
Distributions from unconsolidated joint venture	696	—
Fees paid to related party for mezzanine loan arrangements	(2,405)	(553)
Cash used in investing activities	(166,578)	(329,373)

Cash flows from financing activities:
Financing costs	(3,011)	(1,261)
Proceeds from notes payable	117,014	54,603
Proceeds from mortgages of consolidated borrowers	23,285	13,652
Net borrowings on senior secured revolving credit facility	58,000	—
Payments on notes payable	(37,673)	(30)
Issuance of common stock	—	293,215
Purchase of interest rate cap	—	(154)
Redemptions of common stock	(3,130)	(789)
Offering costs	—	(29,440)
Distributions	(2,994)	(1,710)
Contributions from minority interest holders	1,870	2,004
Distributions to minority interest holders	(829)	—
Change in subscriptions for common stock	—	637
Change in subscription cash received	—	(638)
Change in payables to related parties	(328)	(2,151)
Cash provided by financing activities	152,204	327,938

Effect of exchange rate changes on cash and cash equivalents	1,111	—

Net change in cash and cash equivalents	(34,909)	(6,856)
Cash and cash equivalents at beginning of the period	78,498	54,639

Cash and cash equivalents at end of the period	$43,589	$47,783

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of stockholders’ equity as of September 30, 2008 and consolidated statements of operations and cash flows for the periods ended September 30, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2008 and December 31, 2007 and our consolidated results of operations and cash flows for the periods ended September 30, 2008 and 2007.  Such adjustments are of a normal recurring nature.

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

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate their lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of September 30, 2008, the estimated remaining useful lives for acquired lease intangibles range from less than one year to 12 years.

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

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets as of September 30, 2008 is as follows (amounts in thousands):

		Lease / Other Intangibles
October 1, 2008 - December 31,	2008	$488
	2009	1,763
	2010	2,007
	2011	1,477
	2012	1,239

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (amounts in thousands):

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of September 30, 2008	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$413,351	$134,422	$40,249	$(26,240)	$37,252	$11,339
Less: depreciation and amortization	(17,162)	(211)	(9,955)	7,247	(309)	(1,232)

Net	$396,189	$134,211	$30,294	$(18,993)	$36,943	$10,107

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of December 31, 2007	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$293,886	$107,498	$32,211	$(22,445)	$41,577	$11,339
Less: depreciation and amortization	(6,649)	(70)	(5,115)	3,594	(34)	(688)

Net	$287,237	$107,428	$27,096	$(18,851)	$41,543	$10,651

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

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management’s plans for the property.  There were no impairment charges for the nine months ended September 30, 2008 or 2007.  However, we may experience impairment of our condominium inventory in the future.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from our hotel operators and tenants related to our other consolidated properties.  The allowance for doubtful accounts was $0.3 million and $0.1 million as of September 30, 2008 and December 31, 2007, respectively.

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

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $2.9 million and $1.4 million as of September 30, 2008 and December 31, 2007, respectively.

Impairment of Long-Lived Assets

For real estate we wholly-own, our management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  There were no impairment charges for the nine months ended September 30, 2008 or 2007.

For real estate we own through an investment in a limited partnership, joint venture, or other similar investment structure, at each reporting date, management compares the estimated fair value of our investment to the carrying value.  An impairment charge is recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.  There were no impairment charges for the nine months ended September 30, 2008 or 2007.  However, we may experience impairment of our real estate properties in the future.

Notes Receivable

For notes receivable, management reviews the terms and conditions underlying the outstanding notes receivable.  If management determines that it is probable that all amounts due under the terms of the note will not be collected, an

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

impairment charge is recorded to the extent that the investment in the note exceeds management’s estimate of the fair value of the collateral securing such note.  There were no impairment charges for the nine months ended September 30, 2008 or 2007.  However, we may experience impairment of our notes receivable in the future.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $2.9 million and $1.2 million as of September 30, 2008 and December 31, 2007, respectively.

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

We measure our derivative instruments and hedging activities at fair value and record them as an asset or liability, depending on our rights or obligations under the applicable derivative contract.  For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged items are recorded in earnings.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivatives are reported in other comprehensive income (loss) and are subsequently reclassified into earnings when the hedged item affects earnings.  For derivatives designated as net investment hedges, changes in fair value are reported in other comprehensive income (loss) as part of the foreign currency translation gain or loss.  Changes in fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period.  We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

As of September 30, 2008, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.

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

Foreign Currency Translation

For our international investments where the functional currency is other than the US dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period.  Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods or from initial recognition during the period are included as a separate component of accumulated other comprehensive income (loss).

We maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statement of stockholders’ equity.  The cumulative foreign currency translation adjustment was $1.5 million and $0.1 million for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), which is reported in the accompanying consolidated statement of stockholders’ equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP.  The components of accumulated other comprehensive income (loss) consist of foreign currency translation gains and losses and unrealized gains and losses on derivatives designated as hedges under SFAS No. 133.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $3 million was recognized in rental revenues for both the nine months ended September 30, 2008 and 2007.  Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

Revenues from the sales of condominiums are recognized when sales are closed and title passes to the new owner, the new owner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the condominium, the new owner’s receivable is not subject to future subordination and we do not have a substantial continuing involvement with the new condominium in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.”  Amounts received prior to closing on sales of condominiums are recorded as deposits in our financial statements.

Advertising Costs

Marketing costs, including the costs of model units and their furnishings, incurred in connection with the sale of condominiums are deferred and recorded as costs of sales when revenue is recognized.  Certain prepaid costs are capitalized and expensed over the stated terms of the contract.  All other advertising costs are expensed as incurred.

Income Taxes

We elected to be taxed, and qualified, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ended December 31, 2006.  We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level except for the operations of our wholly-owned taxable REIT subsidiaries.  We have three taxable REIT subsidiaries that own and/or provide management and development services to certain of our investments in real estate and real estate under development.

For the nine months ended September 30, 2008 and 2007, we recognized a current and deferred tax provision of approximately $0.1 million and less than $0.1 million, respectively, related to the Texas margin tax.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates.  We account for our incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.”  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statement of cash flows, rather than as operating cash flows as required under previous regulations.  For the nine months ended September 30, 2008 and 2007, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At September 30, 2008, we had cash and cash equivalents and restricted cash on deposit in financial institutions in excess of federally insured levels.  We regularly monitor the financial stability of the financial institutions and believe that we are not exposed to any significant credit risk.

Minority Interest

We hold a primary beneficiary interest as a lender in two variable interest entities that own real estate properties and thus, we consolidate their accounts with and into our accounts.  Minority interest represents the noncontrolling

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the nine months ended September 30, 2008 and 2007.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment for the nine months ended September 30, 2008 and 2007.

Loss per Share

Loss per share is calculated based on the weighted average number of shares outstanding during each period.  As of September 30, 2008 and 2007, we had options to purchase 54,583 and 39,583 shares of common stock outstanding at a weighted average exercise price of $9.21 and $9.10, respectively.  These options are excluded from the calculation of earnings per share for the nine months ended September 30, 2008 and 2007 because the effect would be anti-dilutive.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  The acquisition of real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, beginning January 1, 2009, we will no longer capitalize acquisition related costs for future acquisitions of real estate properties, but will expense such costs as incurred.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Derivative financial instruments

Currently, we use interest rate swaps and caps to manage our interest rate risk and foreign currency exchange forward contracts to manage the impact of foreign currency movements on our financial position for our net investments in foreign real estate joint ventures.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.

To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s performance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$3,536	$—	$3,536

Liabilities
Derivative financial instruments	$—	$941	$—	$941

Derivative financial instruments classified as assets are included in other assets on the balance sheet while derivative financial instruments classified as liabilities are included in other liabilities.

6.         Acquisitions

Between July 29, 2008 and August 26, 2008, we acquired a 50% interest in a portfolio of 21 properties located in the Czech Republic, Poland, and Slovakia (“Central Europe Portfolio”), through a joint venture (the “Central Europe Joint Venture”).  The purchase price for our 50% interest in these 21 properties was €16.1 million (approximately $25.6 million), excluding closing and acquisition costs.  On October 3, 2008, the Central Europe Joint Venture acquired an additional property in Hungary, bringing the number of properties in the Central Europe Portfolio to 22.  The purchase price for our 50% interest in the Hungarian property was €0.2 million (approximately $0.3 million), excluding closing and acquisition costs.  We used proceeds from our offering of common stock to the public and borrowings from our senior secured revolving credit facility to acquire the Central Europe Portfolio.

7.         Real Estate Investments

As of September 30, 2008, we wholly-owned eleven properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multi-family properties that we consolidate under FIN 46R, one under development and the other fully operational as of September 30, 2008.  In addition, we have noncontrolling, unconsolidated ownership interests in four properties and one investment in a joint venture consisting of 21 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.  The following table presents certain information about our unconsolidated properties as of September 30, 2008 and December 31, 2007 (amounts in thousands):

		Carrying Value of Investment
	Ownership Interest	September 30, 2008	December 31, 2007
Royal Island	31%	$23,485	$22,801
Royal Island - Rock House	16%	624	—
GrandMarc at Westberry Place	50%	7,029	7,765
GrandMarc at the Corner	50%	5,103	5,879
Central Europe Joint Venture	50%	28,093	—
Total		$64,334	$36,445

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Our investments in unconsolidated joint ventures as of September 30, 2008 and December 31, 2007 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows (amounts in thousands):

	September 30,	December 31,
	2008	2007
Real estate assets, net	$366,376	$167,188
Cash and cash equivalents	34,912	1,985
Other assets	19,319	3,290
Total assets	$420,607	$172,463

Notes payable	$243,067	$75,838
Other liabilities	28,837	4,536
Total liabilities	271,904	80,374

Equity	148,703	92,089
Total liabilities and equity	$420,607	$172,463

For the three and nine months ended September 30, 2008, we recognized $2 million and $3.5 million, respectively, of equity in losses as compared to losses of $0.2 million and $0.3 million for the three and nine months ended September 30, 2007, respectively.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three and nine months ended September 30, 2008 and 2007 as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$4,662	$174	$8,977	$174

Operating expenses:
Operating expenses	2,031	(44)	4,358	178
Property taxes	216	664	659	664
Total operating expenses	2,247	620	5,017	842

Operating income (loss)	2,415	(446)	3,960	(668)

Non-operating expenses:
Depreciation and amortization	2,111	40	4,245	45
Interest and other, net	4,582	186	7,504	186
Total non-operating expenses	6,693	226	11,749	231

Net loss	$(4,278)	$(672)	$(7,789)	$(899)

Company’s share of net loss	$(1,987)	$(227)	$(3,518)	$(295)

8.         Variable Interest Entities

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own apartment communities under development (the “Alexan Voss” in Houston, Texas and “Alexan Black Mountain” in Henderson, Nevada properties, respectively).  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million.  Our mezzanine loans are subordinate to the construction loans.  In addition, we have entered into option agreements allowing us to purchase the ownership interests in Alexan Voss and Alexan Black Mountain after each project’s substantial completion.  Alexan Black Mountain is fully operational as of September 30, 2008; however, the notice to exercise our option to purchase an ownership interest in the property has not yet been provided as prescribed in the option agreement.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN 46R and that we are the primary beneficiary of these variable interest entities.  Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing.  As of September 30, 2008, there was $90.2 million of real estate-related assets and real estate under development related to Alexan Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction and mezzanine loans of $85.5 million.  The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities.  As of September 30, 2008, the outstanding principal balance under our mezzanine loans was $22.7 million, which is eliminated, along with accrued interest and loan origination fees, upon consolidation.

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of The Bahamas (“Royal Island”).  In December 2007, we committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property, of which $34.6 million was outstanding to us at September 30, 2008.  Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity under FIN 46R but that we are not the primary beneficiary.  Accordingly, we do not consolidate the Royal Island entity and instead account for it under the equity method of accounting in accordance with Statement of Position 78-9, as amended and interpreted.  At September 30, 2008, there was approximately $118.6 million of real estate-related assets and real estate under development related to Royal Island.

9.         Notes Receivable

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.  At September 30, 2008, the note receivable balance was $1.9 million.

In December 2007, we participated in a bridge loan financing arrangement for the continuing development and construction of Royal Island.  The aggregate principal amount available under the bridge loan is $60 million consisting of three tranches.  Under the bridge loan we have agreed to lend a tranche of up to $40 million, which is subordinate to the other two tranches.  The bridge loan accrues interest at the one-month LIBOR rate plus 8% per annum with accrued interest and principal payable at the maturity date, December 20, 2008, and is secured by the Royal Island property.  Under the terms of the loan documents, the bridge loan may be extended once for a period of six months upon the satisfaction of certain conditions with notice given by the borrower by November 20, 2008 and a payment of an extension fee.  To date not all of the conditions have been satisfied and there is no assurance that they will be satisfied.  Discussions between the bridge loan lenders and the borrower to extend the maturity date of the loan have begun; however, there are no assurances that the loan maturity date will be extended.  At September 30, 2008, the loan balance owed to us was $34.6 million, with an annual interest rate of 11.9%.  In addition, $1.9 million of accrued interest and fees is included in receivables from related parties at September 30, 2008.

10.      Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs to real estate under development.  During the nine months ended September 30, 2008, we capitalized $47.2 million of such costs associated with real estate under development and certain investments accounted for by the equity method, including $8.4 million and $0.2 million, respectively, in interest and deferred financing costs.

Certain redevelopment costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza and The Lodge & Spa at Cordillera have been capitalized to condominium inventory on our consolidated balance sheet at September 30, 2008.  During the nine months ended September 30, 2008, we capitalized a total of $25.9 million of such costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera, including $4.2 million of interest and deferred financing costs.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

During the third quarter of 2008, $1.4 million in costs were transferred from real estate under development to land on our balance sheet.  Also, during the third quarter of 2008, $14.9 million and $0.5 million of real estate under development costs were transferred to building and improvements and to furniture, fixtures, and equipment, respectively, on our balance sheet.

11.      Notes Payable

Our notes payable balance was $424.4 million at September 30, 2008, as compared to $243.9 million at December 31, 2007, and consists of borrowings and assumptions of debt related to our property acquisitions as well as the notes payable of our mezzanine borrowers we consolidate under FIN 46R.  Each of our mortgage loans is collateralized by one or more of our properties.  At September 30, 2008, our notes payable interest rates ranged from 5% to 6.8%, with a weighted average interest rate of approximately 5.9%.  Of our $424.4 million in notes payable at September 30, 2008, $384.4 million represented debt subject to variable interest rates.  At September 30, 2008, our notes payable have maturity dates that range from January 2009 to January 2016.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At September 30, 2008, we are not aware of any non-compliance with our debt covenants under our loan agreements.

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

The credit facility may be increased to up to $150 million upon satisfaction of certain conditions including additions to the collateral pool.  We have unconditionally guaranteed payment of the $75 million senior secured revolving credit facility.  As of September 30, 2008, borrowings under the credit facility were $58 million.  The proceeds were used to fund ongoing costs at our development properties, to fund a portion of our acquisition of the Central Europe Portfolio, and for general corporate purposes.  On November 6, 2008, we paid down on the credit facility in the amount of $20 million.

On July 30, 2008, the existing debt of Frisco Square was replaced with a new $57.8 million credit agreement (“Frisco Square Loan”) with two banks.  The Frisco Square Loan consists of five separate tranches with varying payment terms and bears interest at annual rates based on LIBOR plus applicable margins ranging from 1.9% to 2.5%.  The Frisco Square Loan is secured by Frisco Square and matures on July 11, 2011, except for a $25.8 million tranche which matures July 28, 2009.  We have unconditionally guaranteed payment of the Frisco Square Loan.  The balance of the Frisco Square Loan was $56.2 million at September 30, 2008.

The following table summarizes our contractual obligations for principal payments as of September 30, 2008 (amounts in thousands):

Principal Payments Due:
October 1, 2008 - December 31, 2008	$116
2009	81,642
2010	190,297
2011	113,646
2012	1,660
Thereafter	35,908
Unamortized premium	1,166

$424,435

12.      Derivative Instruments and Hedging Activities

In June 2007, we entered into two interest rate cap agreements associated with our Santa Clara Tech Center property.  In November 2007, we entered into a foreign currency forward contract to hedge our net investment in Becket House.  In December 2007, we entered into interest rate swap and interest rate cap agreements associated with Chase Park

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Plaza and Becket House. The swap and cap agreements related to Becket House were not designated a hedge until December 31, 2007.  Accordingly, the change in their fair value through December 31, 2007 was reported in our consolidated statement of operations as a component of interest expense.  In July 2008, we entered into a foreign currency forward contact to hedge our net investment in the Central Europe Joint Venture.

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  In addition, we may be exposed to foreign currency exchange risk related to our net investments in the Becket House leasehold interest and the Central Europe Joint Venture.  Accordingly, our hedging strategy is to protect our net investments in foreign currency denominated entities against the risk of adverse changes in foreign currency to U.S. dollar exchange rates.

The following table summarizes the notional values of our derivative financial instruments as of September 30, 2008.  The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2008, but do not represent exposure to credit, interest rate, or market risks (amounts in thousands).

	Notional	Interest Rate/
Hedge Type/Description	Value	Strike Rate	Maturity
Cash Flow Hedges
Interest rate cap - Santa Clara Tech Center	$35,115	6.00%	June 15, 2010
Interest rate cap - Santa Clara Tech Center	$17,000	6.00%	June 15, 2010
Interest rate cap - Chase - Private Residences	$30,000	6.00%	December 15, 2009
Interest rate swap - Chase Park Plaza Hotel	$77,295	3.82%	November 15, 2010
Interest rate cap - Becket House	£12,700	5.75%	November 21, 2010
Interest rate swap - Becket House	£12,700	5.50%	November 21, 2009

Net Investment Hedges
Foreign currency forward - Becket House	£6,120	£1.9644	November 23, 2011
Foreign currency forward - Central Europe Joint Venture	€17,000	€1.5339	July 28, 2010

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

Share Redemption Program

Our board of directors has authorized and adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances after they have held them for at least one year.  The purchase price for the redeemed shares is set forth in the prospectus for the primary offering of our common stock, as supplemented.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the plan, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds of our distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  We redeemed 342,590 shares of common stock for $3.1 million during the nine months ended September 30, 2008, for an aggregate total of 499,323 shares of common stock redeemed since inception.

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

The following are the distributions declared by quarter for the nine months ended September 30, 2008 and 2007 (amounts in thousands):

2008	Total Distributions Declared	Cash Declared	DRIP Declared

3rd Quarter	$4,129	$999	$3,130
2nd Quarter	4,076	978	3,098
1st Quarter	4,055	969	3,086
	$12,260	$2,946	$9,314

2007	Total Distributions Declared	Cash Declared	DRIP Declared

3rd Quarter	$3,217	$773	$2,444
2nd Quarter	2,254	523	1,731
1st Quarter	1,279	272	1,007
	$6,750	$1,568	$5,182

14.      Related Party Arrangements

Behringer Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with our offering of common stock to the public, and in connection with the acquisition, management, and sale of our assets.  We terminated our initial public offering on December 28, 2007 and currently are offering shares of our common stock only to our existing stockholders through our Secondary DRIP.

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor and the dealer manager for our initial public offering, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers; provided that Behringer Securities received 1% of the gross proceeds of purchases pursuant to our DRIP and does not receive any commissions for purchases pursuant to our Secondary DRIP.  Behringer Securities reallowed 100% of the commissions earned to participating broker-dealers.  In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities did not and does not receive dealer manager fees for purchases pursuant to our DRIP or Secondary DRIP.  Behringer Securities was permitted to reallow all or a portion of its dealer manager fees in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the public offering; provided, however, that Behringer Securities was permitted to reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for actual out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  From inception through the termination date of the public offering on December 28, 2007, Behringer Securities’ commissions and dealer manager fees totaled $35.6 million and $10.7 million, respectively, and were recorded as a reduction to additional paid-in capital.  In the nine months ended September 30, 2008, Behringer Securities

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

did not receive any commissions or dealer manager fees associated with our offering of common stock to the public as the initial public offering terminated on December 28, 2007.

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

Behringer Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Our advisor, or its affiliates, also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced.  Behringer Opportunity Advisors I or its predecessor-in-interest earned $4.7 million in acquisition and advisory fees and $0.9 million in acquisition expense reimbursements for our investments made during the nine months ended September 30, 2008.  In the nine months ended September 30, 2007, our advisor earned $12 million in acquisition and advisory fees and $2.4 million in acquisition expense reimbursements.  For property acquisitions, we capitalize these fees as part of our real estate, and for loans, we defer these fees to be amortized over the loan term.

We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred $2.4 million and $0.8 million of debt financing fees during the nine months ended September 30, 2008 and 2007, respectively.

We pay HPT Management Services LP, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our advisor and our property managers, fees for management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  We incurred and expensed such fees totaling $1.3 million and $0.4 million in the nine months ended September 30, 2008 and 2007, respectively.

We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the nine months ended September 30, 2008, we expensed $3.3 million of asset management fees and capitalized $0.2 million of asset management fees to real estate. For the nine months ended September 30, 2007, we expensed $1.5 million of asset management fees and capitalized $0.1 million of asset management fees.

We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the nine months ended September 30, 2008, we incurred and expensed costs for administrative services totaling $0.3 million.

At September 30, 2008, we had a payable to our advisor and its affiliates of $1.5 million.  This balance consists primarily of asset management fees and administrative service expenses payable to Behringer Opportunity Advisors I, management fees payable to BH Property Management, and other miscellaneous payables.  This payable is partially offset by a receivable from our advisor and its affiliates of $0.3 million.

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

15.      Stock-Based Compensation

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors, and consultants of our affiliates.  On July 24, 2008, we issued options to purchase 5,000 shares of our common stock at $9.50 per share to each of our three independent directors pursuant to the Incentive Award Plan.  The options issued pursuant to the Incentive Award Plan become exercisable one year after the date of grant.  As of September 30, 2008, options to purchase 54,583 shares of stock were outstanding, of which 39,583 are fully vested, at a weighted average exercise price of $9.10.  The remaining contractual life of the outstanding options is 8.5 years.  Compensation expense associated with our Incentive Award Plan was not material for the three and nine months ended September 30, 2008 and 2007.

16.      Supplemental Cash Flow Information

Supplemental cash flow information is summarized below (amounts in thousands).

	Nine months ended
	September 30,
	2008	2007
Supplemental disclosure:
Interest paid, net of amounts capitalized	$7,902	$3,344
Income taxes paid	$76	$—

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$256	$466
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$3,259	$5,607
Capital expenditures for real estate under development of consolidated borrowers in accounts payable and accrued liabilities	$2,468	$—
Conversion of notes receivable to investments in unconsolidated joint ventures	$—	$14,165
Amortization of deferred financing fees in properties under development	$378	$95
Amortization of deferred financing fees in properties under development of consolidated borrowers	$43	$—

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$9,286	$5,645
Assumed debt on acquisition of real estate investment	$22,229	$29,950

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

Impairment of Condominium Inventory

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs spent to date, estimated additional future costs and management’s plans for the property.

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

Results of Operations

As of September 30, 2008, we had invested in 23 assets:  eleven consolidated wholly-owned properties; five properties consolidated through investments in joint ventures including two mixed-use hotel and residential properties; two investments in an island development accounted for under the equity method; an investment in a portfolio of 21 properties located in three Central European countries; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two apartment development properties as a mezzanine lender consolidated under FIN 46R.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, and Slovakia.

As of September 30, 2007, we had invested in 18 assets: ten wholly owned properties; three properties consolidated through investments in limited liability companies including two mixed-use hotel and residential properties; one investment in an island development accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two apartment development properties as a mezzanine lender consolidated under FIN 46R.

Accordingly, our results of operations presented for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 reflect significant increases in most categories due to the growth of our portfolio of properties.

Three months ended September 30, 2008 as compared to three months ended September 30, 2007

Revenues. Our total revenues increased by $11.1 million to $21.6 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily due to increased rental revenue resulting from the acquisition of new properties from which we receive rent of $5.9 million and condominium sales of $4.3 million.  Hotel revenues for the three months ended September 30, 2008 totaled $2 million, a decrease of $0.6 million as compared to the three months ended September 30, 2007.  This decrease was primarily related to lower occupancy at The Lodge & Spa at Cordillera.  We expect revenues to increase as available space at our operating properties is leased-up, properties under development become operational, and we close the sales of condominium inventory.

Although difficult operating conditions prevailed across most U.S. housing markets, we closed on the sale of seven condominium units at The Private Residences at The Chase Park Plaza in the third quarter ended September 30, 2008.  Of the remaining 75 units, we had 42 units under sales contracts with non-refundable deposits and six units reserved with refundable deposits.  In October 2008, we closed on the sale of four additional units that were previously under sales contacts.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2008 were $6.9 million as compared to $4.1 million for the three months ended September 30, 2007.  The increase is primarily related to property operating expenses from new properties of $2.2 million.  In addition, two additional buildings at Frisco Square and Alexan Black Mountain were placed in service in 2008.  We expect property operating expenses to increase as properties under development become operational and available space at our operating properties is leased-up.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the three months ended September 30, 2008 were $4.3 million.  We did not have any such sales and related costs for the three months ended September 30, 2007.

Interest Expense. Interest expense, net of amounts capitalized, for the three months ended September 30, 2008 was $4.1 million as compared to $1.8 million for the three months ended September 30, 2007, and was primarily due to the increase in notes payable balances of $237 million related to our acquisition of real estate properties.  Our total notes payable at September 30, 2008 was $424.4 million as compared to $187.4 million at September 30, 2007.  We expect continued increases in notes payable and in the related interest expense as properties under development become operational.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended September 30, 2008 were $2 million as compared to $1 million for the three months ended September 30, 2007 and were comprised of real estate taxes from each of our consolidated properties.  The increase in real estate taxes is primarily due to our increased number of consolidated real estate properties.  We expect real estate taxes to increase as properties under development become operational and available space at our operating properties is leased-up.

Property / Asset Management Fees. Property and asset management fees for the three months ended September 30, 2008 totaled $2 million as compared to $1 million for the three months ended September 30, 2007 and were comprised of fees incurred by our consolidated properties.  Property and asset management fees increased due to the additional properties acquired. In addition, Alexan Black Mountain was placed into service in 2008.  We expect property and asset management fees to increase as properties under development become operational and available space at our operating properties is leased-up.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2008 were $1.2 million as compared to $0.3 million for the three months ended September 30, 2007 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees, and other administrative expenses.  The increase is due to increased corporate activity as our portfolio has grown to 23 real estate investments as of September 30, 2008 as compared to only 18 investments at September 30, 2007.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2008 was $6.8 million as compared to $3.7 million for the three months ended September 30, 2007 and was comprised of depreciation and amortization expense from each of our consolidated operational properties.  The increase in depreciation and amortization expense is primarily due to the increased number of operating properties in 2008, including Alexan Black Mountain, Becket House, Northborough Tower, and Crossroads.  We expect depreciation and amortization expense to increase as development properties become operational.

Equity in Losses of Unconsolidated Joint Ventures.  Equity in losses of unconsolidated joint ventures totaled $2 million for the three months ended September 30, 2008, as compared to $0.2 million for the three months ended September 30, 2007, and consisted of net losses of our five noncontrolling interests in Royal Island, GrandMarc at Westberry Place, GrandMarc at the Corner, Royal Island - Rock House, and the Central Europe Joint Venture, as compared to only Royal Island, GrandMarc at Westberry Place, and GrandMarc at the Corner for the three months ended September 30, 2007.

Minority Interest.  Minority interest for the three months ended September 30, 2008 was $2.3 million, as compared to $0.1 million for the three months ended September 30, 2007.  For both periods, minority interest was a reduction of our net loss.  Minority interest represents the net income or loss that is not allocable to us from properties that we consolidate.  For the three months ended September 30, 2008, minority interest consisted of the results of eight investments, whereas it consisted of the results of only four investments for the three months ended September 30, 2007.

Nine months ended September 30, 2008 as compared to nine months ended September 30, 2007

Revenues. Our total revenues increased by $28.7 million to $51.1 million for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily due to increased rental revenue resulting from the acquisition of new properties from which we receive rent of $20.1 million, condominium sales of $4.3 million, and an increase in rental revenues at Chase Park Plaza of $0.8 million.  Hotel revenues for the nine months ended September 30, 2008 totaled $5.2 million as compared to $3.2 million for the nine months ended September 30, 2007 and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera, a resort and spa property acquired in June 2007.  We expect revenues to increase as available space at our operating properties is leased-up, properties under development become operational, and we close the sales of condominium inventory.

Although difficult operating conditions prevailed across most U.S. housing markets, we closed on the sale of seven condominium units at The Private Residences at The Chase Park Plaza in the third quarter ended September 30, 2008.  Of the remaining 75 units, we had 42 units under sales contracts with non-refundable deposits and six units reserved with refundable deposits.  In October 2008, we closed on the sale of four additional units that were previously under sales contacts.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2008 were $18.2 million as compared to $7.5 million for the nine months ended September 30, 2007 and were comprised of property operating expenses from our consolidated properties.  The increase is primarily related to property operating expenses from new properties of $9.8 million.  Further, two additional buildings at Frisco Square and Alexan Black Mountain were placed in service in 2008.  We expect property operating expenses to increase as properties under development become operational and available space at our operating properties is leased-up.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the nine months ended September 30, 2008 were $4.3 million.  We did not have any such sales and related costs for the nine months ended September 30, 2007.

Interest Expense. Interest expense, net of amounts capitalized, for the nine months ended September 30, 2008 was $9.1 million as compared to $4.1 million for the nine months ended September 30, 2007, and was primarily due to the increase in notes payable balances of $237 million related to our acquisition of real estate properties.  Our total notes payable at September 30, 2008 was $424.4 million as compared to $187.4 million at September 30, 2007.  We expect continued increases in notes payable and in the related interest expense as properties under development become operational.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the nine months ended September 30, 2008 were $5.3 million as compared to $2.3 million for the nine months ended September 30, 2007 and were comprised of real estate taxes from each of our consolidated properties.  The increase in real estate taxes is primarily due to our increased number of consolidated real estate properties.  We expect real estate taxes to increase as properties under development become operational and available space our operating properties is leased-up.

Property / Asset Management Fees. Property and asset management fees for the nine months ended September 30, 2008 totaled $5.2 million as compared to $2.1 million for the nine months ended September 30, 2007 and were comprised of fees incurred by our consolidated properties.  Property and asset management fees increased due to the additional properties acquired.  In addition, Alexan Black Mountain was placed into service in 2008.  We expect property and asset management fees to increase as properties under development become operational and available space at our operating properties is leased-up.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2008 were $3 million as compared to $1 million for the nine months ended September 30, 2007 and were comprised of corporate general and administrative expenses including directors’ and officers’ insurance premiums, auditing fees, legal fees, and other administrative expenses.  The increase is due to increased corporate activity as our portfolio has grown to 23 real estate investments as of September 30, 2008 as compared to only 18 investments at September 30, 2007.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2008 was $18.6 million as compared to $8 million for the nine months ended September 30, 2007 and was comprised of depreciation and amortization expense from each of our consolidated operational properties.  The increase in depreciation and amortization expense is primarily due to the increased number of operating properties in 2008, including Alexan Black Mountain, Becket House, Northborough Tower, and Crossroads.  We expect depreciation and amortization expense to increase as development properties become operational.

Equity in Losses of Unconsolidated Joint Ventures.  Equity in losses of unconsolidated joint ventures totaled $3.5 million for the nine months ended September 30, 2008 as compared to $0.3 million for the nine months ended September 30, 2007 and consisted of net losses of our five noncontrolling interests in Royal Island, GrandMarc at Westberry Place, GrandMarc at the Corner, Royal Island - Rock House and the Central Europe Joint Venture, as compared to only Royal Island, GrandMarc at Westberry Place, and GrandMarc at the Corner for the nine months ended September 30, 2007.

Minority Interest.  Minority interest for the nine months ended September 30, 2008 was $5.3 million, a reduction of our net loss for the period.  For the nine months ended September 30, 2007, minority interest was $0.2 million and increased our net loss.  Minority interest represents the net income or loss that is not allocable to us from properties that we consolidate.  For the nine months ended September 30, 2008, minority interest consisted of the results of eight investments, whereas it consisted of the results of only four investments for the nine months ended September 30, 2007.

Cash Flow Analysis

Cash flows used in operating activities for the nine months ended September 30, 2008 were $21.6 million and were comprised primarily of the net loss of $10.6 million, an increase in condominium inventory of $20.6 million, offset by depreciation and amortization expense of $15.1 million, minority interest of $5.3 million, an increase in accounts receivable of $4.1 million, and an increase in accrued liabilities of $3.5 million.  During the nine months ended September 30, 2007, cash flows used by operating activities were $5.4 million and were comprised primarily of the net loss of $0.9 million, adjusted for depreciation and amortization expense of $6.4 million, and by an increase in condominium inventory of $12.7 million.

Cash flows used in investing activities for the nine months ended September 30, 2008 were $166.6 million and primarily represent purchases of real estate properties of $47.4 million, acquisition of interest in unconsolidated joint ventures totaling $31.6 million, expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $53.1 million, and investment in notes receivable of $27 million.  During the nine months ended September 30, 2007, cash flows used in investing activities were $329.4 million and primarily represented acquisitions of real estate totaling $243.2 million, capital expenditures for real estate under development including capital expenditures of consolidated borrowers totaling $32.6 million, acquisition of an interest in an unconsolidated joint venture of $22.6 million, and investment in notes receivable of $14.2 million.

Cash flows provided by financing activities for the nine months ended September 30, 2008 were $152.2 million and were comprised primarily of proceeds from notes payable of $117 million, payments on notes payable of $37.7 million, net borrowings on our senior secured revolving credit facility of $58 million and proceeds from mortgages of our consolidated borrowers of $23.3 million.  During the nine months ended September 30, 2007, cash flows provided by financing activities were $327.9 million and were comprised primarily of funds received from the issuance of stock, net of offering costs, of $263.8 million, and proceeds from notes payable of $54.6 million.

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of costs associated with the lease-up of available space at our operating properties including commissions, tenant improvements, and capital improvements, for ongoing costs at our development properties, for the payment of operating expenses and distributions, and for the payment of interest and principal on our outstanding indebtedness.  Generally, cash needs for items other than costs associated with the lease-up of available space at our operating properties including commissions, tenant improvements, and capital improvements and ongoing costs at our development properties are expected to be met from operations and borrowings.

Distributions will be authorized at the discretion of our board of directors, based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements and general financial condition.  The board’s discretion will be influenced, in substantial part, by its obligation to cause us to comply with the REIT requirements.  Until we generate sufficient cash flow from operations to fully fund the payment of distributions, we have and will continue to pay some of our distributions from other sources. We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and proceeds of this offering.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.

We expect to fund our short-term liquidity requirements by using the short-term borrowings and cash flow from the operations of our current investments.  Operating cash flows are expected to increase as available space at our operating properties is leased-up, properties under development become operational, and we close on the sale of condominium inventory. For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of our investments, if and when any are sold, and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Debt Financings

We may, from time to time, make mortgage, bridge, or mezzanine loans and other loans for acquisitions and investments as well as property development.  We may obtain financing at the time an asset is acquired or an investment is made or at such later time as determined to be necessary, depending on multiple factors.

Our notes payable increased to $424.4 million at September 30, 2008, from $243.9 million at December 31, 2007, primarily as a result of notes payable associated with property acquisitions, additional borrowings related to our development properties as well as the notes payable of our mezzanine borrowers we consolidate under FIN 46R.  Each of our loans is secured by one or more of our properties.  At September 30, 2008, our notes payable interest rates ranged from 5% to 6.8%, with a weighted average interest rate of approximately 5.9%.  Of our $424.4 million in notes payable at September 30, 2008, $384.4 million, or 90.6%, represented debt subject to variable interest rates, although we have entered into hedging agreements with respect to approximately $182.4 million, or 43%, of such indebtedness as of September 30, 2008.  As of September 30, 2008, less than 1% of the principal amount of our loans is due this year, and 19.2% of the principal amount is due in 2009.  At September 30, 2008, our notes payable have maturity dates that range from January 2009 to January 2016.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At September 30, 2008, we are not aware of any non-compliance with our debt covenants under our loan agreements.

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

Our advisor may, but is not required to, establish capital reserves from gross offering proceeds, out of cash flow generated by operating properties and other investments or out of non-liquidating net sale proceeds from the sale of our properties and other investments.  Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures.  Alternatively, a lender may require its own formula for escrow of capital reserves.

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

During the quarter ended September 30, 2008, we borrowed $58 million, net of payments, from our senior secured revolving credit facility.  The proceeds were used to fund ongoing costs at our development properties, to fund a portion of our investment in the Central Europe Joint Venture, and for general corporate purposes.  On November 6, 2008, we paid down on the credit facility in the amount of $20 million.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, and subsidiaries.  We believe that FFO is helpful to investors and our management as a measure of operating performance of our operating assets because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a supplemental understanding of our performance and a more informed and appropriate basis on which to make decisions involving operating, financing and investing activities.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts pending investment, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  FFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions.  Our calculation of FFO for the three and nine months ended September 30, 2008 and 2007 is presented below (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(5,485)	$(288)	$(10,586)	$(896)

Real estate depreciation (1)	5,949	2,072	12,618	4,631
Real estate amortization (1)	2,046	1,446	6,146	3,163

Funds from operations (FFO)	$2,510	$3,230	$8,178	$6,898

GAAP weighted average shares:
Basic and diluted	54,611	42,450	54,433	31,154

(1)   This represents the depreciation and amortization expense of the properties we consolidate and our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.  The expenses of our unconsolidated interests are reflected in our equity in earnings of investments.

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•      Straight-line rental revenue of $0.7 million and $3 million was recognized for the three and nine months ended September 30, 2008, respectively, and $1.1 million and $3 million was recognized for the three and nine months ended September 30, 2007, respectively;

•      Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $1.2 million and $3.6 million for the three and nine months ended September 30, 2008, respectively, and $0.8 million and $1.8 million for the three and nine months ended September 30, 2007, respectively;

•      Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2008, respectively.  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively;

•      Bad debt expense of $0.1 million and $0.3 million was recognized for the three and nine months ended September 30, 2008, respectively.  Bad debt expense of $24,500 and $34,000 was recognized for the three and nine months ended September 30, 2007, respectively; and

•      Amortization of deferred financing costs of $0.7 million and $1.5 million was recognized as interest expense for mortgages and notes payable for the three and nine months ended September 30, 2008, respectively, and $0.2 million and $0.4 million was recognized as a reduction of interest income for notes receivable for the three and nine months ended September 30, 2008.  Amortization of deferred financing costs of $0.2 million and $0.4 million was recognized as interest expense for mortgages and notes payable for the three and nine months ended September 30, 2007, respectively, and $0.1 million and $0.5 million was recognized as a reduction of interest income for notes receivable for the three and nine months ended September 30, 2007.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Distributions

The distributions declared during the nine months ended September 30, 2008 were $12.3 million and exceed FFO for the nine months ended September 30, 2008 by $4.1 million.  Cash amounts distributed to stockholders in excess of FFO were funded primarily from our offering to the public.  The distributions declared during the nine months ended September 30, 2007 were $6.8 million, which was $0.1 million less than FFO.  Therefore, for the nine months ended September 30, 2007, 100% of distributions were funded from FFO.

Distributions as of September 30, 2008 and 2007 were as follows:

	2008		2007
	Declared	Paid	Declared	Paid

3rd Quarter	$4,129	$4,126	$3,217	$2,931
2nd Quarter	4,076	4,115	2,254	1,880
1st Quarter	4,055	4,043	1,279	2,491
	$12,260	$12,284	$6,750	$7,302

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations (except with respect to distributions related to sales of our assets).  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio, and the accounting treatment of our investments in accordance with our accounting policies.  As a result, future distributions declared and paid may continue to exceed cash flow from operations.  FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. See “Funds from Operations” on page 31 for a reconciliation of FFO to our GAAP net loss.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, equity in unconsolidated joint ventures, minority interest, income taxes, and the gain or loss on the sale of assets.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net loss in accordance with GAAP for the three and nine months ended September 30, 2008 and 2007 is provided below (amounts in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues	$21,552	$10,501	$51,132	$22,440

Operating expenses:
Property operating expenses	6,880	4,107	18,229	7,490
Advertising costs	708	158	1,853	781
Real estate taxes	1,980	1,023	5,311	2,256
Property management fees	583	268	1,781	546
Cost of condominium sales	4,331	—	4,331	—
Total operating expenses	14,482	5,556	31,505	11,073

Net operating income	$7,070	$4,945	$19,627	$11,367

Reconciliation to Net Loss
Net operating income	$7,070	$4,945	$19,627	$11,367

Less:
Depreciation and amortization	(6,783)	(3,692)	(18,550)	(8,040)
General and administrative expense	(1,209)	(307)	(3,032)	(1,016)
Interest expense	(4,113)	(1,759)	(9,059)	(4,061)
Asset management fees	(1,456)	(714)	(3,399)	(1,509)
Provision for income tax	(47)	(46)	(146)	(71)
Equity in losses on unconsolidated JVs	(1,987)	(227)	(3,518)	(295)
Add:
Interest income	706	1,366	2,241	2,939
Minority interest	2,334	146	5,250	(210)

Net loss	$(5,485)	$(288)	$(10,586)	$(896)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

For our net investments in foreign real estate properties, we use British pound and Euro foreign currency forward exchange contracts to eliminate the impact of foreign currency movements on our financial position.  At September 30, 2008, our foreign currency forward exchange contracts was reported at their fair value of $3.5 million within prepaid expenses and other assets in our consolidated balance sheet.  A 10% increase in the respective forward foreign currency - US dollar exchange rate would result in a $3.2 million decrease in fair value.  A 10% decrease in the respective forward foreign currency - US dollar exchange rate would result in a $3.2 million increase in fair value.

We maintain approximately $1.2 million in Euro-denominated accounts at European financial institutions.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.  We do not enter into derivatives for trading or speculative purposes, nor do we maintain any market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $424.4 million in notes payable at September 30, 2008, $384.4 million represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidated under FIN 46R.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $3.5 million.

At September 30, 2008, interest rate caps used to mitigate our interest rate risk classified as assets were reported at their combined fair value of $0.1 million within prepaid expenses and other assets.  Interest rate swaps classified as liabilities were reported at their combined fair values of $0.9 million in other liabilities at September 30, 2008.  A 100 basis point decrease in interest rates would result in a $1.9 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $2 million net increase in the fair value of our interest rate caps and swaps.

Item 4T.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.               Legal Proceedings.

We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.            Risk Factors.

The following risk factors update and should be read in conjunction with the risk factors contained in the “Risk Factors” section set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Related to Our Business in General

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank.  At September 30, 2008, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Future financing could be impacted by negative capital market conditions.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions.  Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss.  These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

Pursuant to a Registration Statement on Form S-11 (SEC Registration No. 333-120847) filed under the Securities Act and declared effective by the SEC on September 20, 2005 and a Registration Statement on Form S-11 (SEC Registration No. 333-138804) filed pursuant to Rule 462(b) under the Securities Act on November 17, 2006, our initial public offering of shares of common stock (the “Offering”) consisted of (1) a maximum of 53,270,000 shares of our common stock at a price of $10.00 per share and (2) up to 965,331 additional shares pursuant to the DRIP under which our stockholders could elect to have their distributions reinvested in additional shares of our common stock at a price of up to $9.50 per share, for a total aggregate offering price of $542 million.  On November 16, 2007, we terminated the DRIP component of the Offering declared effective as of September 20, 2005 and commenced an offering to existing shareholders of up to 6,315,790 shares of common stock at a price of $9.50 per share under our Secondary DRIP pursuant to a Registration Statement on Form S-3 (SEC Registration No. 333-146965).  On December 28, 2007, we terminated the primary offering component of our Offering.  As of December 31, 2007, we had sold approximately 54.1 million shares of our common stock on a best efforts basis pursuant to the Offering for aggregate gross offering proceeds of approximately $538.7 million.

The above-stated number of shares sold and the gross offering proceeds received in connection with the Offering does not include 21,739 shares of common stock purchased by Behringer Harvard Holdings in a private placement in 2004, prior to the commencement of the Offering.

From the commencement of the Offering through September 30, 2008, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering (amounts in thousands):

Type of Expense
Other expenses to affiliates *	$56,857
Other expenses to non-affiliates	1,141

Total expenses	$57,998

*“Other expenses to affiliates” includes commissions and dealer manager fees paid to Behringer Securities, which reallowed all or a portion of the commissions and fees to soliciting dealers.

From the commencement of the Offering through September 30, 2008, the net offering proceeds to us from the Offering, after deducting the total expenses incurred and described above, were approximately $481.8 million.  From the commencement of the Offering through September 30, 2008, we had used approximately $387 million of such net proceeds to purchase interests in real estate and fund development for real estate, net of notes payable, and approximately $94.8 million was invested through mezzanine loans.  Of the amount used for the purchase of these investments, approximately $24.3 million was paid to Behringer Opportunity Advisors I (or its predecessor-in-interest) as acquisition and advisory fees and acquisition expense reimbursement.

Share Redemption Program

In February 2006, our board of directors adopted a share redemption program for our investors.  The purchase price for the redeemed shares is set forth in the prospectus for our Offering of common stock, as supplemented.  Our board of directors reserves the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  Under the terms of the program, during any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds from our distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year (to the extent positive).  During the quarter ended September 30, 2008, we redeemed shares as follows:

2008	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	122,930	$9.10	—	(1)
August	—	$—	—
September	—	$—	—

	122,930	$9.10	—	(1)

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

For additional information regarding the revisions to our charter contained in our Second Articles of Amendment and Restatement, please see our Current Report on Form 8-K filed with the SEC on July 29, 2008.

Item 5.               Other Information.

None.

Item 6.               Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: November 14, 2008	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description
3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2	Bylaws of the Registrant (previously filed in and incorporated by reference to Registration Statement on Form S-11, Commission File No. 333-120847, filed on November 30, 2004)

3.2(a)	Amendment to Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit B to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on June 1, 2006, as supplemented)

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

10.1	Form of Amended and Restated Stock Option Agreement under Amended and Restated 2004 Incentive Award Plan (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (furnished herewith)

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