Form 10-K
period 2008-12-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2009-03-31
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Common Stock, $.0001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐   No ☒

While there is no established market for the Registrant’s common stock, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $544.7 million, assuming a market value of $10.00 per share.

As of March 11, 2009, the Registrant had 55,154,439 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by reference portions of its Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed no later than April 30, 2009, into Part III of this Form 10-K to the extent stated herein.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-K

Year Ended December 31, 2008

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

PART I

Item 1.                    Business.

Organization

Behringer Harvard Opportunity REIT I, Inc. was incorporated in November 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.  As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.  As of December 31, 2008, and the date of this filing, we believe we are in compliance with all applicable REIT requirements.

We invest in and operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties.  We have also originated two mezzanine loans.  We completed our first property acquisition in March 2006, and, as of December 31, 2008, we wholly-owned 11 properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multifamily properties that we consolidate under FIN 46R, both of which were fully operational as of December 31, 2008.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

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

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and is used by permission.

Public Offering of Common Stock; Use of Proceeds

On September 20, 2005, the Securities and Exchange Commission (“SEC”) declared our Registration Statement on Form S-11 (File No. 333-120847) effective under the Securities Act of 1933, as amended (the “Securities Act”), and we commenced our public offering (the “Offering”) of up to 40,000,000 shares of common stock at a price of $10 per share in our primary offering and 8,000,000 shares of common stock at a price of $9.50 per share in our distribution reinvestment plan (the “DRIP”). On November 17, 2006, we registered an additional 6,587,065 shares of common stock at a price of $10 per share in the Offering through the filing of a Registration Statement on Form S-11 (File No. 333-138804) pursuant to Rule 462(b) under the Securities Act.  We subsequently reallocated the shares of common stock in the Offering to provide $532.7 million, or 53,270,000 shares, for sale in the primary offering and $9.2 million, or 965,331 shares, for sale in the DRIP.

On November 16, 2007, we terminated the DRIP and commenced a second distribution reinvestment plan offering (the “Secondary DRIP”) of up to 6,315,790 shares of common stock at a price of $9.50 per share registered pursuant to a Registration Statement on Form S-3 (File No. 333-146965).  The Secondary DRIP is ongoing, and as of December 31, 2008, we had issued 1,404,848 shares under the Secondary DRIP resulting in gross and net proceeds of $13.3 million.  The proceeds raised in the Secondary DRIP are used for general corporate purposes, including, but not limited to, investment in real estate and real estate-related securities, payment of fees and other costs, repayment of debt, and funding for our share redemption program.

On December 28, 2007, we terminated our primary offering.  Aggregate gross offering proceeds from the Offering totaled approximately $538.7 million and net offering proceeds after selling commissions, dealer manager fees, and organization and offering expenses total approximately $481.8 million.  We used the net proceeds from the Offering primarily to acquire commercial properties, such as office buildings, multifamily properties, hospitality, recreation and leisure properties, and mixed-use and other developments.  As of December 31, 2008, we had invested substantially all of the net offering proceeds.

As of December 31, 2008, we had issued 55,515,389 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, 940,387 shares issued pursuant to the DRIP, and 1,404,848 shares issued pursuant to the Secondary DRIP.  As of December 31, 2008, we had redeemed 678,404 shares of our common stock and had 54,836,985 shares of our common stock outstanding.  As of December 31, 2008, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

Our common stock is not currently listed on a national exchange.  Depending upon the then-prevailing market conditions, it is our intention to consider beginning the process of listing our shares on a national securities exchange or liquidating our assets within three to six years after December 28, 2007.

2008 Highlights

During 2008, we completed the following key transactions:

•                  we issued approximately 1.3 million shares of our common stock through the Secondary DRIP (without regard to redemptions), resulting in gross proceeds to us of approximately $12.4 million;

•                  we acquired a single-tenant office building known as Northborough Tower, located in Houston, Texas (“Northborough Tower”).  Northborough Tower is a 14-story office building containing approximately 207,000 rentable square feet, with a four-level attached parking garage, located on approximately 5.4 acres of land.  The total contract purchase price for Northborough Tower, exclusive of closing costs, was $32.9 million;

•                  we acquired a multi-tenant office building known as Crossroads Office Park, located in San Diego, California

(“Crossroads”).  Crossroads is a seven-story office building containing approximately 139,700 rentable square feet, located on approximately five acres of land.  The total contract purchase price for Crossroads, exclusive of closing costs, was $34.2 million; and

•                  we acquired a 49% interest in a portfolio of 22 properties located in the Czech Republic, Poland, Hungary, and Slovakia (the “Central Europe Portfolio”), through a joint venture (the “Central Europe Joint Venture”).  The purchase price for our 49% interest in these 22 properties was €16.3 million (approximately $25.9 million), exclusive of closing and acquisition costs.

Investment Objectives

As we have completed the Offering and invested substantially all of the net proceeds raised, our current focus will be on managing our existing portfolio, and we do not expect to make any significant additional investments.  However, in limited circumstances, we may make additional investments as a result of selling one or more of the assets we currently hold and reinvesting the sales proceeds in assets that fall within our investment objectives and investment criteria.  If we make such additional investments, our intention is to invest in income-producing real estate properties, including properties that have been constructed and have operating histories, are newly constructed, or are under development or construction.  We may also invest in real estate-related assets such as collateralized mortgage-backed securities and mortgage, bridge, or mezzanine loans.

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

•                  to grow net cash from operations such that cash is available for distributions to investors; and

•                  to provide investors with a return of their investment by beginning the process of liquidation and distribution within three to six years after December 28, 2007 or by listing the shares for trading on a national securities exchange. If we do not liquidate or obtain listing of the shares by December 28, 2013, we will make an orderly disposition of our assets and distribute the cash to investors unless a majority of the board of directors and a majority of the independent directors extends such date.

Acquisition and Investment Policies

We have primarily invested in quality commercial properties, such as office, retail, multifamily, industrial, hospitality, and recreation and leisure properties that have been identified as being opportunistic investments with significant possibilities for near-term capital appreciation.  These properties were identified as such because of their property specific characteristics or their market characteristics.  To the extent we make additional investments, they will be consistent with our current portfolio.  For example, properties that may benefit from unique repositioning opportunities or that are located in markets with higher volatility and high growth potential (such as the southwestern United States), may present appropriate additional investments for us.  We may also invest in real estate-related assets such as collateralized mortgage-backed securities, and mortgage, bridge, or mezzanine loans.  We intend to hold the real properties in which we have invested until such time as sale or other disposition appears advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  Economic or market conditions may influence us to hold our investments for different periods of time.  We believe that a portfolio consisting of a preponderance of these types of properties enhances our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors.

We typically make our real estate investments in fee title or a long-term leasehold estate through Behringer Harvard OP or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Opportunity Advisors or other persons.

Borrowing Policies

We target to borrow up to 75% of the aggregate value of our assets if interest rates and loan terms are favorable.  Our board of directors has adopted a policy that generally limits our aggregate borrowings to approximately 75% of the aggregate value of our assets based on the contract purchase price unless substantial justification exists that borrowing a greater amount is in our best interests.  Our policy limitation does not apply to individual properties, however.  As a result, we may borrow more than 75% of the asset value of any property we acquire.  While we target to borrow up to 75% of our aggregate asset value if interest rates and loan terms are favorable, our advisor’s and its affiliates’ experience with prior real estate programs with similar opportunistic investment strategies has been that lenders’ preferences will be to make loans of 60% to 65% of the asset value of a property of the type targeted by us until such time as the property has been successfully repositioned or redeveloped.  In that event, we target to borrow the maximum amount available from our lenders.  Our board of directors must review our aggregate borrowings at least quarterly.  As of December 31, 2008, we had an aggregate debt leverage ratio of approximately 46% of the aggregate value of our assets.

Tax Status

We elected to be taxed as a REIT for federal income tax purposes and believe that we have qualified as a REIT since the year ended December 31, 2006.  As long as we qualify as a REIT, we generally will not be subject to federal income tax at the corporate level (except for the operations of our wholly-owned taxable REIT subsidiary, Behringer Harvard Cordillera Residences, Inc., which provides management and development services to The Lodge & Spa at Cordillera), to the extent that we distribute at least 90% of our REIT taxable income to our stockholders on an annual basis.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.  Unless entitled to relief under specific statutory provisions, we also will be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification.  Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

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

Distribution Policy

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income to our stockholders on an annual basis. We currently intend to make distributions to holders of shares of our common stock at least at the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition and other factors that our board deems relevant. The board’s decisions also are influenced in substantial part by the requirements necessary to maintain our REIT status under the Code.

Distributions are paid to investors who are stockholders as of the record dates that are selected by our board of directors.  There can be no assurance that we will be able to achieve expected cash flows necessary as they may be established or maintain distributions at any particular level, or that distributions will increase over time.  Since we began operations, our board of directors has declared distributions as summarized below:

Period	Approximate Amount (Rounded)	Annualized Percentage Return Assuming $10.00 Per Share Purchase Price (1)

1st Qtr. 2009	$0.0756148 per share	3%
4th Qtr. 2008	$0.0756148 per share	3%
3rd Qtr. 2008	$0.0756148 per share	3%
2nd Qtr. 2008	$0.0747929 per share	3%
1st Qtr. 2008	$0.0747929 per share	3%
4th Qtr. 2007	$0.0756148 per share	3%
3rd Qtr. 2007	$0.0756148 per share	3%
2nd Qtr. 2007	$0.0747929 per share	3%
1st Qtr. 2007	$0.0616410 per share	3%
Special distributions as of December 31, 2006 (2)	$0.0770031 per share	—
4th Qtr. 2006	$0.0504068 per share	2%
3rd Qtr. 2006	$0.0504068 per share	2%

(1) The average weighted share price may be lower than $10.00 per share, and the individual percentage return may be greater than the stated percentage, as a result of shares purchased through our distribution reinvestment plan at $9.50 per share and shares issued at discounted purchase prices, such as volume discounts, pursuant to the terms of the Offering.

(2) On December 19, 2006, our board of directors approved a special distribution of $1.4 million to all common stockholders of record as of December 31, 2006.  This special distribution was paid on January 26, 2007.

Significant Tenants

As of December 31, 2008, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Kingsdell, L.P., our 5% partner in Chase Park Plaza and the operator of the hotel portion of Chase Park Plaza, leased the hotel and its operations and accounted for rental revenue of approximately $9.1 million, or approximately 15.8% of our aggregate rental revenues for the year ended December 31, 2008.

Employees

We have no employees.  Behringer Opportunity Advisors and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, and investor relations services.

We are dependent on affiliates of Behringer Harvard Holdings for services that are essential to us, including asset acquisition decisions, property management, and other general administrative responsibilities.  In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

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

Item 1A. Risk Factors.

The factors described below represent the principal risks of an investment in our shares in our public offering.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.  Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.

Risks Related to an Investment in Behringer Harvard Opportunity REIT I

There is no public trading market for your shares; therefore, it will be difficult for you to sell your shares.  If you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price.

There is no public market for the shares.  In addition, the price you receive for the sale of any shares of our common stock is likely to be less than the proportionate value of our investments.  Our board of directors may reject any request for redemption of shares or amend, suspend, or terminate our share redemption program at any time.  On March 30, 2009, our board of directors suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care.  Therefore, it will be difficult for you to sell your shares promptly or at all.  You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price.  It is also likely that your shares would not be accepted as primary collateral for a loan.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of our chairman, certain executive officers and other key personnel, of us, our advisor and its affiliates, including Robert M. Behringer and Robert S. Aisner, each of whom would be difficult to replace.  We do not have employment agreements with our chairman and executive officers, and we cannot guarantee that they will remain affiliated with us.  Although our chairman, several of our executive officers and other key personnel, including Mr. Behringer and Mr. Aisner, have entered into employment agreements with affiliates of our advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our advisor. If any of our key personnel were to cease their affiliation with us, our advisor or its affiliates, our operating results could suffer. Further, although Behringer Harvard Holdings has key person insurance on the lives of Robert M. Behringer, Gerald J. Reihsen, III, M. Jason Mattox, Robert S. Aisner and Gary S. Bresky, we do not intend to separately maintain key person life insurance on these individuals, or any other person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively compete for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our strategy may involve internalizing our management functions.  If we internalize our management functions, we may elect to negotiate to acquire our advisor’s and property manager’s assets and personnel.  Under our advisory management agreement, we are restricted from hiring or soliciting any employee of our advisor or its affiliates for one year from the termination of the agreement.  We are similarly restricted under our property management agreement with respect to the employees of our property manager or its affiliates.  These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our advisor and its affiliates for consideration that would be negotiated at that time. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition.  Such consideration could take many forms, including cash payments, promissory notes and shares of our stock.  The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we pay to our advisor under the advisory management agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance.  We would also incur the compensation and benefits costs of our officers and other employees and consultants that are currently paid by our advisor or its affiliates.  In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment.  We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed.  If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

As currently organized, we do not directly employ any employees.  If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity.  Currently, our advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities.  They have a great deal of know-how and can experience economies of scale.  We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity.  An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting.  Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our properties.

Our rights, and the rights of our stockholders, to recover claims against our officers, directors, and our advisor are limited.

Maryland law provides that a director has no liability in such capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances.  In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages.  Our charter also provides that we will generally indemnify our directors, our officers, our employees, our agents, our advisor and its affiliates for losses they may incur by reason of their service in those capacities to the maximum extent permitted under Maryland law.  As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery from these persons.  In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases.

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

•                  changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we invest;

•                  our REIT tax status is not respected in foreign countries.  Any income or gains from foreign sources will be subject to foreign taxes, withholding taxes, transfer taxes, and value added taxes;

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

•                  we, our sponsor and its affiliates have relatively less experience with respect to investing in real property or other investments outside the United States as compared to domestic investments; and

•                  legal and logistical barriers to enforcing our contractual rights.

Any of these risks could have an adverse effect on our business, results of operations and ability to pay distributions to our stockholders.

If our sponsor, our advisor or its affiliates waive certain fees due to them, our results of operations and distributions may be artificially high.

From time to time, our sponsor, our advisor or its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to make distributions to stockholders.  If our sponsor, our advisor or its affiliates choose to no longer waive or defer such fees and incentives, our results of operations will be lower than in previous periods and your return on your investment could be negatively affected.

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

Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard-sponsored programs are seeking to invest in similar properties and other real estate-related investments.  As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard-sponsored programs managed by officers and employees of our advisor and/or its affiliates, and these other Behringer Harvard-sponsored programs may use investment strategies that are similar to ours.  Our executive officers and the executive officers of our advisor are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of Behringer Harvard-sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard-sponsored programs, and these entities are and will be under common control.  There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard-sponsored program.  In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of advisors and managers of other Behringer Harvard-sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard-sponsored program or affiliate of our advisor, which may have an investment strategy that is similar to ours.  In addition, we may acquire properties in geographic areas where other Behringer Harvard-sponsored programs own properties.  If one of the other Behringer Harvard-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.  Similar conflicts of interest may apply if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf because other Behringer Harvard-sponsored programs may be competing with us for such investments.  You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Our advisor and its affiliates, including all of our executive officers and some of our directors, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our advisor and its affiliates, including our property manager, are entitled to substantial fees from us under the terms of our advisory management agreement and property management agreement.  These fees could influence our advisor’s advice to us as well as the judgment of affiliates of our advisor performing services for us.  Among other matters, these compensation arrangements could affect their judgment with respect to:

•                  continuing, renewing, or enforcing our agreements with our advisor and its affiliates, including the advisory management agreement and the property management agreement;

•                  public offerings of equity by us, which may entitle Behringer Securities LP (“Behringer Securities”) to dealer-manager fees and will likely entitle our advisor to increased acquisition and asset management fees;

•                  property sales, which entitle our advisor to real estate commissions and the possible issuance to our advisor of shares of our common stock through the conversion of our convertible stock;

•                  property acquisitions from other Behringer Harvard-sponsored programs, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•                  property acquisitions from third parties, which entitle our advisor to acquisition and advisory fees and asset-management fees;

•                  borrowings to acquire properties, which increase the acquisition and asset-management fees payable to our advisor;

•                  whether we seek to internalize our management functions, which internalization could result in our retaining some of our advisor’s key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor;

•                  whether and when we seek to list our common stock on a national securities exchange, which could entitle our advisor to the issuance of shares of our common stock through the conversion of our convertible stock; and

•                  whether and when we seek to sell the company or its assets, which sale could entitle our advisor to real estate commissions and to the issuance of shares of our common stock through the conversion of our convertible stock.

The fees our advisor receives in connection with transactions involving the purchase and management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and not based on the quality of the investment or the quality of the services rendered to us.  This may influence our advisor to recommend riskier transactions to us.  Furthermore, our advisor will refund these fees to the extent they are based on budgeted amounts that prove too high once development, construction, or improvements are completed, but the fact that these fees are initially calculated in part based on budgeted amounts could influence our advisor to overstate the estimated costs of development, construction, or improvements in order to accelerate the cash flow it receives.

In addition, the conversion feature of our convertible stock could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion.  Moreover, our advisor has the right to terminate the advisory management agreement for any reason upon 60 days’ notice and thereby trigger the conversion of the convertible stock, which could have the effect of delaying, deferring or preventing a change of control that might otherwise be in our stockholders’ best interests.

Our advisor faces conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements, which could result in a disproportionate benefit to another Behringer Harvard sponsored program or a third-party.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard-sponsored programs, including Behringer Harvard Opportunity REIT II, Behringer Harvard Multifamily REIT I, Behringer Harvard Short-Term Fund I, Behringer Harvard Mid-Term Fund I, Behringer Harvard REIT I and Behringer Harvard REIT II, for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments.  The executive officers of our advisor are also the executive officers of other Behringer Harvard-sponsored

REITs and their advisors, the general partners of other Behringer Harvard-sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard-sponsored programs.  These executive officers will face conflicts of interest in determining which Behringer Harvard-sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement.  These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer Harvard-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture.

In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another Behringer Harvard-sponsored program or joint venture, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, and you may face certain additional risks.  For example, it is anticipated that Behringer Harvard Short-Term Fund I will never have an active trading market.  Therefore, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future.  In addition, in the event we enter into a joint venture with a Behringer Harvard-sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Behringer Harvard-sponsored program’s liquidation.  We may not desire to sell the properties at such time.  Even if the terms of any joint venture agreement between us and another Behringer Harvard-sponsored program grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

Because Mr. Behringer and his affiliates control us and other Behringer Harvard-sponsored programs, agreements and transactions among the parties with respect to any joint venture, tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.  Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you.  In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time.  If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest.  Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

From time to time we may make an equity investment in a partnership, joint venture or other entity to which another Behringer Harvard-sponsored program has provided debt financing in the form of a mortgage, bridge or mezzanine loan.  In such an arrangement, our equity interest in the partnership, joint venture or other entity would be subordinate to the debt interest of the other Behringer Harvard sponsored program if the partnership, joint venture or other entity were to liquidate.  Thus, the other Behringer Harvard-sponsored program would have a right to receive liquidation proceeds prior to us, and it is possible that the liquidation proceeds available would not be sufficient for us to recoup all or any of our investment.

Our advisor’s executive officers and key personnel and the executive officers and key personnel of Behringer Harvard-affiliated entities that conduct our day-to-day operations face competing demands on their time, and this may cause our investment returns to suffer.

We rely upon the executive officers of our advisor and the executive officers and employees of Behringer Harvard-affiliated entities to conduct our day-to-day operations.  These persons also conduct the day-to-day operations of other Behringer Harvard-sponsored programs and may have other business interests as well.  Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.  During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.  If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with entities affiliated with our advisor, which could diminish the value of the services they provide to us.

Each of our executive officers, including Mr. Aisner who serves as our President, Chief Executive Officer and a director, is also an officer of our advisor, our property manager, our dealer manager and other entities affiliated with our advisor, including the advisors and fiduciaries to other Behringer Harvard-sponsored programs.  As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders.  Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities.  Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates of our advisor, (4) investments with affiliates of our advisor, (5) compensation to our advisor, and (6) our relationship with our dealer manager and property manager.  If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

Your investment will be diluted upon conversion of the convertible stock.

Behringer Harvard Holdings purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000.  Under limited circumstances, these shares may be converted into shares of our common stock, reducing the percentage of your common stock owned prior to conversion.  The terms of the convertible stock provide that, generally, the holder of such shares will receive shares of common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital.  The shares of convertible stock will be converted into shares of common stock automatically if:

•                  the holders of our common stock have received distributions equal to the sum of the aggregate capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital;

•                  the shares of common stock are listed for trading on a national securities exchange; or

•                  the advisory agreement expires and is not renewed or is terminated, other than due to a termination because of a material breach by our advisor, and at the time of or subsequent to such termination the holders of our common stock have received aggregate distributions equal to the sum of the capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital contributions through the date of conversion.

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

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory and property management services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor and our property manager.  The operations of our advisor and our property manager rely substantially on Behringer Harvard Holdings.  In light of the common ownership of these entities and their reliance on Behringer Harvard Holdings, we consider the financial condition of Behringer Harvard Holdings when assessing the financial condition of our advisor and our property manager.  In the event that Behringer Harvard Holdings becomes unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

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

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares.  Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder.  The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

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

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”), based on exceptions that we believe are available to us.  If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•                  limitations on capital structure;

•                  restrictions on specified investments;

•                  prohibitions on transactions with affiliates; and

•                  compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to be excluded from regulation under the Investment Company Act, we intend to engage primarily in the business of buying mortgages and other liens on or interests in real estate.  The position of the staff of the SEC’s Division of Investment Management generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to maintain our exception to the Investment Company Act.  Generally, mezzanine loans, second mortgages, and interests in joint ventures that own qualifying assets and certain other real estate-related assets may constitute qualifying real estate interests under this exception if certain conditions are met.  Our ownership of such assets, is limited by provisions of the Investment Company Act and SEC staff interpretations.

To maintain compliance with our exception to the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired.

If we were required to register as an investment company but failed to do so, we could be prohibited from engaging in our business and criminal and civil actions could be brought against us.  In addition, our contracts could be unenforceable, and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of investments in other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exception from the Investment Company Act.

 If the market value or income potential of our real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or our exception from registration under the Investment Company Act.  If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish.  This difficulty may be exacerbated by the illiquid nature of any non-real estate assets that we may own.  We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions.  Our board of directors may amend or revise these and other policies without a vote of the stockholders.  Our charter sets forth the stockholder voting rights.  Under our charter and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

•                  the election or removal of directors;

•                  any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•                  change our name;

•                  increase or decrease the aggregate number of our shares;

•                  increase or decrease the number of our shares of any class or series that we have the authority to issue;

•                  classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares;

•                  effect reverse stock splits;

•                  after the listing of our shares of common stock on a national securities exchange, opting into any of the provisions of Subtitle 8 of Title 3 of the Maryland General Corporation Law;

•                  our liquidation and dissolution; and

•                  our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets (notwithstanding that Maryland law may not require stockholder approval).

All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies and objectives generally and at the individual investment level without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders.  In addition to our investment policies and objectives, we may also change our stated strategy for any investment in an individual property.  These policies may change over time.  The methods of implementing our investment policies may also vary, as new investment techniques are developed.  Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders.  As a result, the nature of your investment could change without your consent.

You may not be able to sell your shares under our share redemption program and, if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

Our board of directors can amend, suspend or terminate our share redemption program at any time.  Our board of directors may reject any request for redemption of shares.  Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program.  Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder acquired the shares by either (1) a purchase directly from us or (2) a transfer from the original investor by way of (i) a bona fide gift not for value to, or for the benefit of, a member of the investor’s immediate or extended family, (ii)  a transfer to a custodian, trustee or other fiduciary for the account of the investor or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (iii) operation of law.

In addition, our share redemption program contains other restrictions and limitations.  Any shares approved for redemption will be redeemed quarterly. In the event that our funds are insufficient to redeem all of the shares for which redemption requests have been submitted in a particular period, shares will be repurchased on a pro rata basis and the portion of any unfulfilled redemption request will be held until the next redemption period unless withdrawn.  You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors may waive this one-year holding requirement with respect to redemptions sought upon the death or disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility or for other exigent circumstances and that if a stockholder is redeeming all of his or her shares the board of directors may waive the one-year holding requirement with respect to shares purchased pursuant to the distribution reinvestment plan. We will not redeem more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Our board of directors will determine from time to time, and at least quarterly, whether we have sufficient excess cash to repurchase shares.  Generally, the cash available for redemption will be limited to proceeds from our distribution reinvestment plan plus 1% of the operating cash flow from the previous fiscal year (to the extent positive).

On March 30, 2009, our board suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care, therefore reducing the potential liquidity of a stockholder’s investment.  Therefore, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

If you are able to resell your shares to us pursuant to our share redemption program, you will likely receive substantially less than the amount paid to acquire the shares from us or the fair market value of your shares depending upon how long you owned the shares.

Other than redemptions following the death or disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price for shares we repurchase under our redemption program will equal (1) until 18 months have passed without us selling shares in a public primary offering (or sooner if our board determines), the amount by which (a) the lesser of (i) 90% of the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the offering price of shares in our most recent public primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our properties, or (2) after 18 months have passed without us selling shares in a public primary offering (or sooner if our board determines), the lesser of (a) 100% of the average price per share the original purchaser or purchasers of shares paid for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (b) 90% of the estimated value per share, as disseminated to our stockholders by way of a distribution notice or account statement, quarterly or annual report, or any other stockholder communication.  Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

We may not successfully implement our exit strategy, in which case you may have to hold your investment for an indefinite period.

Depending upon then-prevailing market conditions, we intend to begin to consider the process of liquidating and distributing cash or listing our shares on a national securities exchange within three to six years after the termination of the Offering.  If we have not begun the process to list our shares for trading on a national securities exchange or to liquidate at any time after the sixth anniversary of the termination of the Offering, unless such date is extended by our board of directors including a majority of our independent directors, we will furnish a proxy statement to stockholders to vote on a proposal for our orderly liquidation upon the written request of stockholders owning 10% or more of our outstanding common stock.  The liquidation proposal would include information regarding appraisals of our portfolio.  By proxy, stockholders holding a majority of our shares could vote to approve our liquidation.  If our stockholders did not approve the liquidation proposal, we would obtain new appraisals and resubmit the proposal by proxy statement to our stockholders up to once every two years upon the written request of stockholders owning 10% or more of our outstanding common stock.

Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or to delay the commencement of our liquidation beyond six years from the termination of the Offering.  If so, our board of directors and our independent directors may conclude that it is not in our best interest for us to furnish a proxy statement to stockholders for the purpose of voting on a proposal for our orderly liquidation.  Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer the furnishing of such a proxy indefinitely.  Therefore, if we are not successful in implementing our exit strategy, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily and could suffer losses on your investment.

We may incur costs associated with changing our name if we are no longer permitted to use “Behringer Harvard” in our name.

We entered into a service mark license agreement with Behringer Harvard Holdings for use of the name “Behringer Harvard.”  Pursuant to the agreement, when an affiliate of Behringer Harvard Holdings no longer serves as one of our officers or directors, Behringer Harvard Holdings may terminate our service mark license agreement and may require us to change our name to eliminate the use of the words “Behringer Harvard.”  We will be required to pay any costs associated with changing our name.

We established the offering price for the shares on an arbitrary basis; as a result, the offering price of the shares is not related to any independent valuation.

Our board of directors arbitrarily determined the price of the shares in the Offering, and such price bears no relationship to our book or asset values, or to any other established criteria for valuing outstanding shares.  Because the offering price was not based upon any independent valuation, the offering price may not be indicative of the proceeds that you would receive upon liquidation.

Your percentage interest in Behringer Harvard Opportunity REIT I will be reduced if we issue additional shares.

Stockholders do not have preemptive rights to any shares issued by us in the future.  Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock.  Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval.  All of such shares may be issued in the discretion of our board of directors.  Stockholders will likely experience dilution of their equity investment in us in the event that we (1) sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of our convertible stock, (5) issue shares of our common stock upon the exercise of any options granted to our independent directors or employees of Behringer Opportunity Advisors and HPT Management or their affiliates, (6) issue shares to Behringer Opportunity Advisors, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard OP.  In addition, the partnership agreement for Behringer Harvard OP contains provisions which would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard OP.  Because the limited partnership interests of Behringer Harvard OP may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard OP and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.  Because of these and other reasons described in this “Risk Factors” section, you should not expect to be able to own a significant percentage of our shares.

Payment of fees to our advisor and its affiliates will reduce cash available for investment and payment of distributions.

Our advisor and its affiliates perform services for us in connection with, among other things, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets.  They are paid substantial fees for these services.  These fees reduce the amount of cash available for investment or distributions to stockholders.

We may be restricted in our ability to replace our property manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of, and only in the event of, a showing of willful misconduct, gross negligence, or deliberate malfeasance by the property manager in performing its duties.  Our board of directors may find the performance of our property manager to be unsatisfactory.  However, unsatisfactory performance by the property manager may not constitute “willful misconduct, gross negligence, or deliberate malfeasance.”  As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

Distributions may be paid from capital and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay initially established distributions or maintain distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders.  Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available, real estate securities, mortgage, bridge or mezzanine loans and other investments, current and projected cash requirements and tax considerations.  Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period.  The amount of cash available for distributions will be affected by many factors, such as the income from our properties and mortgages and yields on securities of other real estate programs that we invest in, and our operating expense levels, as well as many other variables.  Actual cash available for distributions may vary substantially from estimates.  We can give no assurance that we will be able to achieve our anticipated cash flow or that distributions will increase over time.  Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, that loans we make will be repaid or paid on time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or our investments in securities will increase our cash available for distributions to stockholders.  Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to stockholders.  Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions.  For instance:

•                  If one or more tenants defaults or terminates its lease, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions;

•                  Any failure by a borrower under our mortgage, bridge or mezzanine loans to repay the loans or interest on the loans will reduce our income and distributions to stockholders;

•                  Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties;

•                  Cash available to make distributions may decrease if the assets we acquire have lower yields than expected;

•                  If we lend money to others, such funds may not be repaid in accordance with the loan terms or at all, which could reduce cash available for distributions;

•                  Federal income tax laws require REITs to distribute at least 90% of their taxable income to stockholders.  This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs.  If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease;

•                  We cannot predict the number of shares of common stock, units or interests that we may issue, or the effect that these additional shares might have on cash available for distributions to you.  If we issue additional shares, they could reduce the cash available for distributions to you;

•                  We make distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax;  and

•                  Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short-term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, our board of directors, in its discretion, may retain any portion of our cash on hand for working capital.  We cannot assure you that sufficient cash will be available to make distributions to you.

Until we generate operating cash flow sufficient to fully fund distributions to our stockholders, we may make all or a substantial portion of our distributions from other sources in anticipation of future cash flow, which may reduce the amount of capital we ultimately invest and negatively impact the value of your investment.

We expect that cash distributions to our stockholders generally will be based principally on cash available or anticipated from the operations of our properties, real estate securities, mortgage, bridge or mezzanine loans and other investments.  However, until we generate operating cash flow sufficient to fully fund distributions to our stockholders, some or all of our distributions will be paid from other sources, such as offering proceeds, cash advanced to us by, or reimbursements for expenses from, our advisor and proceeds from borrowings in anticipation of future cash flow.  Accordingly, the amount of distributions paid at any time may not reflect current cash flow from operations.  To the extent distributions are paid from offering proceeds or from borrowings, we will have less capital available, which may negatively impact our ability to make investments and substantially reduce current returns and capital appreciation.  In that event, the value of your investment in us could be impaired.

Adverse economic conditions will negatively affect our returns and profitability.

Our operating results may be affected by many factors, including a continued or exacerbated general economic slowdown experienced by the nation as a whole or by the local economies where our properties and the properties underlying our other real estate-related investments are located.  These factors include:

•                  poor economic conditions may result in defaults by tenants of our properties and borrowers under our investments in mortgage, bridge or mezzanine loans;

•                  job transfers and layoffs may cause tenant vacancies to increase;

•                  increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels; and

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

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC is insuring up to $250,000 per depositor per insured bank; on January 1, 2010, the standard insured deposit limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in the FDIC’s temporary Liquidity Guarantee Program through December 31, 2009.  At December 31, 2008, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

Substantially all of the proceeds of our Offering have been used to make investments in real estate and real estate-related assets and to pay various fees and expenses related to the offering.  We will establish capital reserves on a property-by-property basis, as we deem appropriate.  In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves.  If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

Future financing could be impacted by negative capital market conditions.

During 2008, the U.S. credit markets and the sub-prime residential mortgage market experienced severe dislocations and liquidity disruptions.  Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss.  These and other related events continue to have a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms.  Our ability to borrow funds to finance future acquisitions or refinance existing debt could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

The recent market disruptions may adversely affect our operating results and financial condition.

The global financial markets are currently undergoing pervasive and fundamental disruptions.  The continuation or intensification of such volatility may continue to have an adverse impact on the availability of credit to businesses generally and has resulted in, and could lead to further, weakening of the U.S. and global economies.  The U.S. Department of Labor has acknowledged that the economic “slowdown” has resulted in a recession, and many economists believe that the recession may last several more quarters.  To the extent that turmoil in the financial markets continues or intensifies, it has the potential to materially affect:

•                  the value of our investments;

•                  the availability or the terms of financing that we may anticipate utilizing;

•                  our ability to make principal and interest payments on, or refinance, any outstanding debt when due; and

•                  the ability of our current tenants to enter into new leases or satisfy their current rental payment obligations under existing leases and the ability of future tenants to enter into new leases.

The current market disruption could also affect our operating results and financial condition as follows:

Debt and Equity Markets.  Our results of operations are sensitive to the volatility of the credit markets.  The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt and (4) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operations of real properties and mortgage loans.  In addition, the current state of the debt markets have negatively impacted the ability to raise equity capital.

If the current debt market environment persists, we may modify our investment strategies in order to seek to optimize our portfolio performance.  Our strategies may include, among other options, limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.  Such modifications to our investment strategies could adversely affect our performance.

Valuations.  The recent market volatility will likely make the valuation of our investments more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value, of our investments.  The recent market volatility could result in a substantial decrease in the value of our investments.  As a result, we may not be able to recover the carrying amount of our investments, which may require us to recognize an impairment charge in earnings.

Government Intervention.  The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention.  Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.  Among measures proposed by legislators, especially as to residential mortgage loans, have been moratoriums on loan payments, limits on the ability of lenders to enforce loan provisions, including the collection of interest at rates agreed in the loan documents, and involuntary modification of loan agreements.  If these or other regulations adverse to lenders are implemented and applied to loans we have made, they could adversely impact our operations.  It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed or the effect of such restrictions on us and our results of operations.  There is likely to be increased regulation of the financial markets that could have a material impact on our operating results and financial condition.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge the risks inherent to our operations.  From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Except to the extent provided by Treasury regulations, any income we derive from a hedging transaction which is clearly identified as such as specified in the Internal Revenue Code, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test, and therefore will be exempt from this test, but only to the extent that the transaction hedges indebtedness incurred or to be incurred by us to acquire or carry real estate assets. Income from any hedging transaction will, however, be nonqualifying for purposes of the 75% gross income test. The term “hedging transaction,” as used above, generally means any transaction we enter into in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by us. To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the gross income tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.  Under the Housing and Economic Recovery Tax Act of 2008 these rules will be modified with respect to our currency hedging, if any.

The State of Texas has enacted legislation that creates a “margin tax” and decreases state property taxes.  This tax reform could result in decreased reimbursable expenses from tenants, and increased taxes on our operations, which could reduce the cash available for distribution to you.

In May 2006, the State of Texas enacted legislation that replaces the former Texas franchise tax with a new “margin tax,” which is effective for tax reports due on or after January 1, 2008 and which will compute the tax based on business done in calendar years beginning after December 31, 2006.  The new legislation expands the number of entities covered by the former Texas franchise tax, and specifically includes limited partnerships as subject to the new margin tax.  The tax generally is 1% of an entity’s taxable margin, which is the part of an entity’s total revenue less applicable deductions apportioned to Texas.  In May 2006, the State of Texas also enacted legislation that reduces the state property tax, but granted authority to local taxing jurisdictions to increase property taxes in the future to offset the original reductions.  Although the Comptroller of Public Accounts of the State of Texas recently issued proposed administrative rules which interpret provisions of the margin tax and which are expected to be finalized before January 1, 2008, there are a number of continuing uncertainties under the margin tax statutes and administrative rules.  As a result of this Texas property tax legislation, reimbursable expenses from tenants at the property level may decrease, due to decreased property taxes.  We expect to hold significant assets in Texas.  As a consequence, the new margin tax, when combined with the decreased property tax, could result in a net Texas state tax increase in future years and reduce the amount of cash we have available for distribution to you.

General Risks Related to Investments in Real Estate

Our opportunistic property-acquisition strategy involves a higher risk of loss than more conservative investment strategies.

Our strategy for acquiring properties involves the acquisition of properties in markets that are depressed or overbuilt, and/or have high growth potential in real estate lease rates and sale prices.  As a result of our investment in these types of markets, we face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time.  For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected.  Our approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could increase the variability of our cash available for distributions.

Our opportunistic property-acquisition strategy includes investments in properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another.  Projects do not produce revenue while in development or redevelopment.  During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease.  Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project.  Further, our net income and shareholders equity could be negatively affected during periods with large portfolio acquisitions, which generally require large cash outlays and may require the incurrence of additional financing.  Any such reduction in our revenues and net income during such periods could cause a resulting decrease in our cash available for distributions during the same periods.

Development projects in which we invest may not be completed successfully or on time, and guarantors of the projects may not have the financial resources to perform their obligations under the guaranties they provide.

We may make equity investments in, acquire options to purchase interests in or make mezzanine loans to the owners of real estate development projects.  Our return on these investments is dependent upon the projects being completed successfully, on budget and on time.  To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond.  Our advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond.    For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid.  However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide.  We intend to manage these risks by ensuring, to the best of our ability, that we invest in projects with reputable, experienced and resourceful developers.  If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Under certain circumstances, a subsidiary REIT may be required to sell its capital stock rather than its assets.

Under certain circumstances, a subsidiary REIT may be required to sell its capital stock rather than any assets held by that subsidiary REIT, which may limit the number of persons willing to acquire indirectly any assets held by that subsidiary REIT.  As a result, we may not be able to realize a return on our investment in a joint venture, such as a co-investment venture with our Co-Investment Partner, at the time or on the terms we desire.

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

•                  changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

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

Many of our investments are dependent on tenants for revenue, and lease terminations could reduce our ability to make distributions to stockholders.

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

When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space.  If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves on a property-by-property basis, as we deem necessary.  In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves.  If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us.  Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future tenant improvements.  Additional borrowing for capital purposes will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to make cash distributions to our stockholders.

We intend to hold the various real properties in which we invest until such time as our advisor determines that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  Otherwise, our advisor, subject to approval of our board of directors, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation. If we have not begun the process to list our shares for trading on a national securities exchange or to liquidate at any time after the sixth anniversary of the termination of the Offering, unless such date is extended by our board of directors including a majority of our independent directors, we will furnish a proxy statement to stockholders to vote on a proposal for our orderly liquidation upon the written request of stockholders owning 10% or more of our outstanding common stock.  The liquidation proposal would include information regarding appraisals of our portfolio.  By proxy, stockholders holding a majority of our shares could vote to approve our liquidation.  If our stockholders did not approve the liquidation proposal, we would obtain new appraisals and resubmit the proposal by proxy statement to our stockholders up to once every two years upon the written request of stockholders owning 10% or more of our outstanding common stock.

The real estate market is affected, as discussed above, by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control.  We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset.  If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

Our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower your overall return.

We enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard programs or third parties having investment objectives similar to ours for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments.  We also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•                  the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

•                  the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•                  that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

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

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

Our advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses.  The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances, such as with marinas, property damage claims. For instance, marina business activities are customarily subject to various hazards, including gasoline or other fuel spills, fires, drownings and other water-related accidents, boat storage rack collapses and other dangers relatively common in the marina industry.  In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims.  Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans.  It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties.  In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure you that we will have adequate coverage for such losses.  In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss.  In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future.  Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return on your investment.

We have invested some of the proceeds available for investment in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements.  We could incur substantial capital obligations in connection with these types of investments.  We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables.  The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance.  Performance may also be affected or delayed by conditions beyond the builder’s control.  Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project.  We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction.  These and other such factors can result in increased costs of a project or loss of our investment.  Substantial capital obligations could delay our ability to make distributions.  In addition, we will be subject to normal lease-up risks relating to newly constructed projects.  Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property.  If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

In addition, we have invested in unimproved real property.  Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups.  Although our intention is to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.

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

Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.

We may from time to time commence development activity or make acquisitions outside of our existing market areas or the property classes of our primary focus if appropriate opportunities arise.  Our historical experience in our existing markets in developing, owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes.  We may be exposed to a variety of risks if we choose to enter new markets, including an inability to evaluate accurately local market conditions, to obtain land for development or to identify appropriate acquisition opportunities, to hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures.  In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Any student-housing properties that we acquire will be subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies, and other risks inherent in the student-housing industry, any of which could have a negative impact on your investment.

Student-housing properties generally have short-term leases of 12 months, ten months, nine months, or shorter.  As a result, we may experience significantly reduced cash flows during the summer months from student-housing properties while most students are on vacation.  Furthermore, student-housing properties must be almost entirely re-leased each year, exposing us to increased leasing risk.  Student-housing properties are also typically leased during a limited leasing season that usually begins in January and ends in August of each year. We would, therefore, be highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.

Changes in university admission policies could also adversely affect us. For example, if a university reduces the number of student admissions or requires that a certain class of students, such as freshman, live in a university-owned facility, the demand for units at our student-housing properties may be reduced and our occupancy rates may decline.  We rely on our relationships with colleges and universities for referrals of prospective student residents or for mailing lists of prospective student residents and their parents. Many of these colleges and universities own and operate their own competing on-campus facilities. Any failure to maintain good relationships with these colleges and universities could therefore have a material adverse effect on our ability to market our properties to students and their families.

Federal and state laws require colleges to publish and distribute reports of on-campus crime statistics, which may result in negative publicity and media coverage associated with crimes occurring on or in the vicinity of any student-housing properties. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our student-housing properties may have an adverse effect on our business.

We may face significant competition from university-owned student housing and from other residential properties that are in close proximity to any student-housing properties we may acquire, which could have a negative impact on our results of operations.

On-campus student housing has certain inherent advantages over off-campus student housing in terms of physical proximity to the university campus and integration of on-campus facilities into the academic community. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us.

Short-term multifamily and apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that substantially all of our apartment leases will be for a term of one year or less.  Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

To the extent we invest in apartment communities, we will face competition from other apartment communities and the increased affordability of single-family homes, which may limit our profitability and returns to our stockholders.

Any apartment communities we may acquire will most likely compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family homes, as well as owner-occupied single- and multifamily homes available to rent.  Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

Moreover, the residential apartment community industry is highly competitive.  This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations.  We expect to face competition from many sources, including from other apartment communities both in the immediate vicinity and the broader geographic market where our apartment communities will be located.  Overbuilding of apartment communities may occur.  If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates.  In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.  We may be required to expend substantial sums to attract new residents.

In connection with the recent credit market disruptions and economic slowdown, to the extent we invest in apartment communities, we may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any apartment communities we may invest in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent.  Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit.  The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Our failure to integrate acquired communities and new personnel could create inefficiencies and reduce the return of your investment.

To grow successfully, we must be able to apply our experience in managing real estate to a larger number of properties.  In addition, we must be able to integrate new management and operations personnel as our organization grows in size and complexity.  Failures in either area will result in inefficiencies that could adversely affect our expected return on our investments and our overall profitability.

If we acquire lodging facilities, we will be dependent on the third-party managers of those facilities.

In order to qualify as a REIT, we will not be able to operate any hotel properties that we acquire or participate in the decisions affecting the daily operations of our hotels. We will lease any hotels we acquire to a TRS in which we may own up to a 100% interest.  Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.

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

General economic conditions and discretionary consumer spending may affect certain properties we acquire and lower the return on your investment.

The operations of certain properties in which we invest, such as hotels and recreation and leisure properties, will depend upon a number of factors relating to discretionary consumer spending.  Unfavorable local, regional or national economic developments or uncertainties regarding future economic prospects as a result of terrorist attacks, military activity or natural disasters could reduce consumer spending in the markets in which we own properties and adversely affect the operation of those properties.  Consumer spending on luxury goods, travel and other leisure activities such as boating, skiing and health and spa activities may decline as a result of lower consumer confidence levels, even if prevailing economic conditions are favorable. In an economic downturn, consumer discretionary spending levels generally decline, at times resulting in disproportionately large reductions in expenditures on luxury goods, travel and other leisure activities.  Certain of the classes of properties that we acquire may be unable to maintain their profitability during periods of adverse economic conditions or low consumer confidence, which could in turn affect the ability of operators to make scheduled rent payments to us.

Seasonal revenue variations in certain asset classes will require the operators of such assets to manage cash flow properly over time to meet their non-seasonal scheduled rent payments to us.

Certain of our properties, including some hotels and resorts and recreation and leisure properties, are generally seasonal in nature. For example, the typical ski season begins in early November and runs through April, during which time ski resorts generate the vast majority of their annual revenues. Revenues and profits at ski resorts and their related properties are substantially lower and historically result in losses during the summer months due to the closure of ski operations. As a result of the seasonal nature of certain industries that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us.  The failure of an operator or a tenant to manage its cash flow properly may result in such operator or tenant having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available for distribution to stockholders.

Adverse weather conditions may affect operations of certain of our properties or reduce our operators’ ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.

Adverse weather conditions may influence revenues at certain types of properties we own, such as some hotels, resorts and recreation and leisure properties. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods. For example, adverse weather could reduce the number of people that visit our properties.  Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates.  Poor weather conditions could also disrupt operations at properties we acquire and may adversely affect both the value of our investment in a property and the ability of our tenants and operators to make their scheduled rent payments to us.

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

Under various federal, state and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property.  The costs of removal or remediation could be substantial.  Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.  Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.  The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

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

Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests and a majority of our independent directors approve the greater borrowing.  Our policy limitation, however, does not apply to individual real estate assets.  As a result, we typically borrow, and expect to continue borrowing, more than 75% of the purchase price of an individual real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.

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

If mortgage debt is unavailable at reasonable rates, we may not be able to refinance our properties, which could reduce the amount of cash distributions we can make.

When we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms.  If interest rates are higher when the properties are refinanced, we may not be able to finance the properties at reasonable rates and our income could be reduced.  If this occurs, it would reduce cash available for distribution to our stockholders, and it may prevent us from borrowing more money.

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

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the return on your investment and the value of your investment.

Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, but we may exceed this limit under some circumstances.  Such debt may be at a level that is higher than real estate investment trusts with similar investment objectives or criteria.  High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants.  These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Risks Related to Investments in Real Estate-Related Assets

We have invested in non-U.S. dollar denominated real property and real estate-related securities, exposing us to fluctuating currency rates.

We have purchased real estate and real estate-related securities denominated in foreign currencies.  A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments.  Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

Our real estate-related securities investments are illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Certain of the real estate-related securities that we purchased in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.  The mezzanine and bridge loans we make or purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

We have relatively less experience investing in mortgage, bridge, mezzanine or other loans as compared to investing directly in real property, which could adversely affect our return on loan investments.

The experience of our advisor and its affiliates with respect to investing in mortgage, bridge, mezzanine or other loans is not as extensive as it is with respect to investments directly in real properties. However, we have made and may continue to make such loan investments to the extent our advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. Our less extensive experience with respect to mortgage, bridge, mezzanine or other loans could adversely affect our return on loan investments.

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

The mezzanine loans in which we invest involve greater risks of loss than senior loans secured by income-producing real properties.

We have invested in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property.  These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender.  In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan.  If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt.  As a result, we may not recover some or all of our investment, which could have a negative impact on our ability to make distributions.

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

The mortgage, bridge, or mezzanine loans in which we invest or that we make, may be subject to regulation by federal, state, and local authorities (including those of foreign jurisdictions) and subject to various laws and judicial and administrative decisions.  We may determine not to make mortgage, bridge or mezzanine loans in any jurisdiction in which we believe we have not complied in all material respects with applicable requirements.  If we decide not to make mortgage, bridge or mezzanine loans in several jurisdictions, it could reduce the amount of income we would otherwise receive.

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

Federal Income Tax Risks

Failure to maintain our qualification as a REIT would adversely affect our operations and our ability to make distributions.

We elected, and qualified, to be taxed as a REIT, beginning with our taxable year ended December 31, 2006.  In order for us to remain qualified as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control.  We intend to structure our activities in a manner designed to satisfy all of these requirements.  However, if certain of our operations were to be recharacterized by the Internal Revenue Service, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT and may affect our ability to continue to qualify as a REIT.  In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualifying.

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

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control.  New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.  Our failure to continue to qualify as a REIT would adversely affect your return on your investment.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.

In light of our opportunistic investment strategy, it is possible that one or more sales of our properties may be “prohibited transactions” under provisions of the Code.  Any subdivision of property, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction.  If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax.  The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax.  A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale.  Given our opportunistic investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

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

If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT.  If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates.  In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status.  Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability.  In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions.  If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.  As a REIT, the value of the stock we hold in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter.  If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT.  If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT.  Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate.  Distributions paid to us from a TRS are considered to be non-real estate income.  Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.  We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  Our failure to continue to qualify as a REIT would adversely affect your return on your investment.

Certain fees paid to us may affect our REIT status.

                Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  In addition, in connection with our Section 1031 TIC Transactions, we or one of our affiliates may enter into a number of contractual arrangements with Behringer Harvard Exchange Entities whereby we will guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity.  In consideration for entering into these agreements, we will be paid fees that could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification.  If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four ensuing taxable years.  We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT.  Our failure to continue to qualify as a REIT would adversely affect your return on your investment.

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

We intend to acquire real property located outside the U.S. and may invest in stock or other securities of entities owning real property located outside the U.S.  As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities.  The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities.  If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, you will not be eligible to claim a tax credit on your U.S. federal income tax returns to offset the income taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you.  Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you.  We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments.  Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the U.S.  Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to you.  You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

Our foreign investments will be subject to changes in foreign tax or other laws, as well as to changes in U.S. tax laws, and such changes could negatively impact our returns from any particular investment.

We have made investments in real estate located outside of the United States.  Such investments are typically structured to minimize non-U.S. taxes, and generally include the use of holding companies.  Our ownership, operation and disposition strategy with respect to non-U.S. investments will take into account foreign tax considerations.  For example, it is typically advantageous from a tax perspective in non-U.S. jurisdictions to sell interests in a holding company that owns real estate rather than the real estate itself.  Buyers of such entities, however, will often discount their purchase price by any inherent or expected tax in such entity.  Additionally, the pool of buyers for interests in such holding companies is typically more limited than buyers of direct interests in real estate, and we may be forced to dispose of real estate directly, thus potentially incurring higher foreign taxes and negatively affecting the return on the investment.

We will also capitalize our holding companies with debt and equity to reduce foreign income and withholding taxes as appropriate and with consultation with local counsel in each jurisdiction.  Such capitalization structures are complex and potentially subject to challenge by foreign and domestic taxing authorities.

We may use certain holding structures for our non-U.S. investments to accommodate the needs of one class of investors which reduce the after-tax returns to other classes of investors.  For example, if we interpose an entity treated as a corporation for United States tax purposes in our chain of ownership with respect to any particular investment, U.S. tax-exempt investors will generally benefit as such investment will no longer generate unrelated business taxable income.  However, if a corporate entity is interposed in a non-U.S. investment holding structure, this would prevent individual investors from claiming a foreign tax credit for any non-U.S. income taxes incurred by the corporate entity or its subsidiaries.

Foreign investments are subject to changes in foreign tax or other laws.  Any such law changes may require us to modify or abandon a particular holding structure.  Such changes may also lead to higher tax rates on our foreign investments than we anticipated, regardless of structuring modifications.  Additionally, U.S. tax laws with respect to foreign investments are subject to change, and such changes could negatively impact our returns from any particular investment.

Legislative or regulatory action could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock.  Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder.  Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.  You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.  You also should note that our counsel’s tax opinion is based upon existing law and Treasury Regulations, applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005.  One of the changes affected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011.  REIT distributions generally do not qualify for this reduced rate.  The tax changes did not, however, reduce the corporate tax rates.  Therefore, the maximum corporate tax rate of 35% has not been affected.  However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” that other corporations are typically subject to.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation.  As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders.  Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Equity participation in mortgage, bridge, mezzanine or other loans may result in taxable income and gains from these properties that could adversely impact our REIT status.

If we participate under a loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property for federal income tax purposes.  This could affect our ability to qualify as a REIT.

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to ERISA

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit sharing, Section 401(K) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares.  If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•                                your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•                                your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•                                your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•                                your investment will not impair the liquidity of the plan or IRA;

•                                your investment will not produce “unrelated business taxable income” for the plan or IRA;

•                                you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•                                your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies.  In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

General

As of December 31, 2008, we consolidated 11 wholly-owned properties and consolidated five properties through investments in limited liability companies.  In addition, we are the mezzanine lender for two development properties (Alexan Voss and Alexan Black Mountain) that we consolidate under FIN 46R.  We have noncontrolling, unconsolidated ownership interests in four investments that are accounted for using the equity method:  Royal Island, GrandMarc at Westberry Place, and GrandMarc at the Corner, and an investment in a joint venture consisting of 22 properties located in the Czech Republic, Poland, Hungary and Slovakia (the “Central Europe Portfolio”, or the “Central Europe Joint Venture”).

The following table presents certain additional information about our consolidated properties as of December 31, 2008 ($ in thousands):

Property Name	Location	Approximate Rentable Square Footage (unaudited)	Description	Encumbrances		Ownership Interest
12600 Whitewater Drive	Minnetonka, Minnesota	71,000	2-story office building			100%
Ferncroft Corporate Center	Middleton, Massachusetts	226,000	8-story office building	$18,000		100%
Bent Tree Green	Dallas, Texas	138,000	3-story office building			100%
Las Colinas Commons	Irving, Texas	239,000	3-building office complex			100%
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus			100%
Santa Clara Tech Center	Santa Clara, California	456,000	3-building office complex	$52,479		100%
Northpoint Central	Houston, Texas	180,000	9-story office building			100%
Regency Center	Houston, Texas	157,000	6-story office building			100%
2603 Augusta	Houston, Texas	242,000	16-story office building			100%
Northborough Tower	Houston, Texas	207,000	14-story office building	$21,897		100%
Crossroads	San Diego, California	140,000	7-story office building	$25,000		100%
Chase Park Plaza	St. Louis, Missouri	—	hotel and development property	$109,224		95%
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property			90%
Rio Salado Business Center	Phoenix, Arizona	—	development property			90%
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	$56,481		81%
Becket House	London, England	46,000	long-term leasehold interest	$18,259		80%
Alexan Voss	Houston, Texas	—	multifamily	$37,839	(1)	Lender
Alexan Black Mountain	Henderson, Nevada	—	multifamily	$29,000	(1)	Lender

(1) The mortgages payable of our mezzanine borrowers consolidated under FIN 46R are obligations of our mezzanine borrowers and are not payble by us.

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

Future Lease Payments Table

The following table presents the future minimum base rental payments due to us over the next ten years at our consolidated properties as of December 31, 2008 ($ in thousands):

Year	Future Minimum Base Rental Payments
2009	$40,573
2010	34,667
2011	32,457
2012	31,241
2013	17,801
2014	12,477
2015	10,143
2016	9,489
2017	8,887
2018	4,201

Portfolio Lease Expirations

The following table presents lease expirations at our consolidated properties as of December 31, 2008 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized(1) Base Rent	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring

2009	32	$5,702	14%	428,435	15%
2010	23	4,662	11%	234,840	8%
2011	24	1,628	4%	78,806	3%
2012	24	10,564	25%	1,076,206	38%
2013	23	5,007	12%	180,678	7%
2014	11	4,241	10%	377,498	13%
2015	7	1,331	3%	45,352	2%
2016	4	644	2%	33,629	1%
2017	4	821	2%	33,363	1%
2018	12	5,392	13%	223,349	8%
Thereafter	8	1,669	4%	107,536	4%

Total	172	$41,661	100%	2,819,692	100%

(1) Annualized Base Rent represents contractual base rental income on a US GAAP straight line adjustment basis from the time of our acquisition.

Item 3.                    Legal Proceedings

We are not party to, and none of our properties is subject to, any material pending legal proceedings.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our common stock.  Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.  Pursuant to the Offering, we sold shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan.  We are currently publicly selling shares of our common stock at a price of $9.50 per share pursuant to our second amended and restated distribution reinvestment plan.  Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in the Offering, pursuant to FINRA Rule 5110, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares.  For these purposes, the value of a share of our common stock is estimated to be $10 per share.  The basis for this valuation is the fact that the last price paid to acquire a share in the Offering was $10.00 (without regard to purchase price discounts for certain categories of purchasers).  We ceased offering shares in the Offering on December 28, 2007.  Although this estimated value was the last price paid to acquire a share in the Offering, this estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares because (i) these estimates are not designed to reflect the price at which properties and other assets can be sold; (ii) no public market for our shares exists or is likely to develop; (iii) the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

For up to three full fiscal years after the Offering or any subsequent offering of our shares (other than offerings related to a distribution reinvestment plan, employee benefit plan, or the redemption of interests in our operating partnership), we may use the offering price of shares in our most recent offering as the estimated value of a share of our common stock (unless we have sold assets and made special distributions to stockholders of net proceeds from such sales, in which case the estimated value of a share of our common stock will equal the offering price less the amount of those special distributions constituting a return of capital).  Notwithstanding the foregoing, in February 2009 FINRA released Regulatory Notice 09-09. This notice confirms that the National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per share for non-traded REITs from using a per share estimated value developed from data that is more than 18 months old.  This would mean that broker-dealers that participated in a public offering of our shares could not use the last price paid to acquire a share in an offering as the estimated value per share of our common stock beginning 18 months after termination of the most recent offering. We are currently evaluating how we will assist broker-dealers with this requirement.

Holders

As of March 11, 2009, we had approximately 55,154,439 shares of common stock outstanding held by a total of approximately 21,879 stockholders.

Distributions

We made an election to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2004.  As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually.  Until we generate sufficient cash flow to fully fund the payment of distributions some or all of our distributions have been paid or may continue to be paid from other sources.  To the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation.  As development projects are completed and begin to generate income, we expect to have additional funds available to distribute to investors.  For tax purposes, of the amounts distributed by us in 2008 and 2007, 100% represented a return of capital, respectively.

Distributions by quarter for the years ended December 31, 2008 and 2007 were as follows (amounts in thousands):

	2008		2007
	Declared	Paid	Declared	Paid
4th Quarter	$4,143	$4,095	$3,915	$3,684
3rd Quarter	4,129	4,125	3,217	2,931
2nd Quarter	4,076	4,115	2,254	1,880
1st Quarter	4,055	4,043	1,279	2,491	(1)
	$16,403	$16,378	$10,665	$10,986

(1)        Includes a special distribution of approximately $1.4 million declared by our board of directors on December 19, 2006 to all common stockholders of record as of December 31, 2006.

For further discussion regarding our ability to sustain the current level of our distributions, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Distributions.”

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	54,583	$9.21	10,945,417	*
Equity compensation plans not approved by security holders	—	—	—
Total	54,583	$9.21	10,945,417	*

* All shares authorized for issuance pursuant to awards not yet granted under the Incentive Plan.

Share Redemption Program

In February 2006, our board of directors authorized a share redemption program for stockholders who held their shares for more than one year.  Under the program, the board of directors reserved the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.  On March 30, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on the basis of circumstances of death, disability or need for long-term care.  However, the board determined to not accept and to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care.  In addition, the board approved certain amendments to the program.  Under the amended and restated share redemption program, the per share redemption price will equal:

•                  until 18 months have passed without us selling shares in a public primary offering (or sooner if our board determines), the amount by which (a) the lesser of (i) 90% of the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the offering price of shares in our most recent public primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our properties, or

•                  after 18 months have passed without us selling shares in a public primary offering (or sooner if our board determines), the lesser of (a) 100% of the average price per share the original purchaser or purchasers of shares paid for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (b) 90% of the estimated value per share, as disseminated to our stockholders by way of a distribution notice or account statement, quarterly or annual report or any other stockholder communication.

During the fourth quarter ended December 31, 2008, we redeemed shares as follows:

2008	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—
November	179,078	$9.06	179,078		(1)
December	—	$—	—

	179,078	$9.06	179,078		(1)

(1) The maximum number of shares that may be purchased under the program is limited to 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, and such purchases will generally be limited to proceeds from our distribution reinvestment plan plus 1% of operating cash flow for the previous fiscal year (to the extent positive).

Item 6.                    Selected Financial Data.

We were formed on November 23, 2004, and commenced operations on November 9, 2005 when we accepted the minimum amount of subscriptions pursuant to the Offering.

At December 31, 2005, we owned no properties. As of December 31, 2006, we consolidated four wholly-owned properties and consolidated one property in which we have a 95% interest through an investment in a limited liability company.  In addition, we consolidated two development properties under FIN 46R as a mezzanine lender.

As of December 31, 2007, we consolidated nine wholly-owned properties and consolidated five properties through investments in limited liability companies.  In addition, we were the mezzanine lender for two development properties that we consolidated under FIN 46R.  We had noncontrolling, unconsolidated ownership interests in three properties that are accounted for using the equity method.

As of December 31, 2008, we consolidated 11 wholly-owned properties and consolidated five properties through investments in joint ventures, including two hotel and development properties, and a mixed use office, retail, and multifamily property.  We were the mezzanine lender for two properties that we consolidate under FIN 46R.  We had noncontrolling, unconsolidated ownership interest in four properties that are accounted for using the equity method.  Accordingly, the following selected financial data may not be comparable.  The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

	As of December 31,
	2008	2007	2006	2005

Total assets	$890,866	$778,695	$267,168	$19,107

Long-term debt obligations	$416,179	$243,902	$89,203	$—
Other liabilities	51,320	53,398	15,870	2,693
Minority interest (1)	5,502	15,335	2,648	—
Stockholders’ equity	417,865	466,060	159,447	16,414
Total liabilities and stockholders’ equity	$890,866	$778,695	$267,168	$19,107

	Year ended December 31,
	2008	2007	2006	2005

Revenues	$73,287	$35,228	$4,661	$—

Net income (loss)	$(34,701)	$(3,856)	$2,391	$(103)

Basic earnings (loss) per share	$(0.64)	$(0.11)	$0.25	$(0.59)

Diluted earnings (loss) per share	$(0.64)	$(0.11)	$0.25	$(0.59)

Distributions declared per share	$0.30	$0.29	$0.18	$—

(1)        Minority interest consists of the noncontrolling ownership interests in real estate properties consolidated under FIN 46R (Alexan Voss and Alexan Black Mountain), Chase Park Plaza, The Lodge & Spa at Cordillera, Rio Salado Business Center, Frisco Square, and the Becket House.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated for consolidation based on FIN 46R, which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN 46R, then the entity is evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and, if so, whether we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity, and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions.  In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining noncancelable lease term for above-market leases, or (b) the remaining noncancelable lease term plus any fixed rate renewal options for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

Investment Impairments

For real estate we wholly own, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates.

In addition, we evaluate our investments in unconsolidated joint ventures and our investments in mezzanine or bridge loans at each reporting date and if we believe there is an other than temporary decline in market value, or if it is probable we will not collect all principal and interest in accordance with the terms of the mezzanine or bridge loan, we will record an impairment charge based on these evaluations.  While we believe it is currently probable that we will collect all scheduled principal and interest with respect to our mezzanine and bridge loans, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty.  Given this, any future adverse development in market conditions would cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our mezzanine or bridge loans.

In evaluating our investments for impairment, management uses appraisals and makes estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.  The value of our properties held for development depends on market conditions, including estimates of the project start date as well as estimates of future demand for the property type under development.  We have analyzed trends and other information related to each potential development and incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses.  Due to the judgment and assumptions applied in the estimation process with respect to impairments, including the fact that limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.

As a result of the difficult economic conditions that accelerated during the fourth quarter of 2008 including the significant disruption in financing available in the broader credit markets, we evaluated all of our real estate investments for potential impairment at December 31, 2008.  Based on our analyses, we recorded a non-cash impairment charge of $12.5 million related to our hotel property in Edwards, Colorado, a $6 million non-cash impairment charge related to our leasehold interest in an office building in London, England, and a $0.9 million non-cash impairment charge related to an investment in an unconsolidated joint venture.

Other than the impairment charges discussed above, we believe the carrying value of our operating real estate assets, properties under development, investments in unconsolidated joint ventures, and mezzanine and bridge loans is currently recoverable.  However, if market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Overview

During 2008, the U.S. economy experienced a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear as to when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values.

Results of Operations

As of December 31, 2008, we had invested in 22 assets:  11 consolidated wholly-owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-used property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two multifamily development properties as a mezzanine lender consolidated under FIN 46R.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

As of December 31, 2007, we had invested in 19 assets: nine wholly-owned properties; five properties consolidated through investments in limited liability companies, including two hotel and development properties; one investment in an island development accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two multifamily development properties as a mezzanine lender consolidated under FIN 46R.

Accordingly, our results of operations presented for the year ended December 31, 2008 compared to the year ended December 31, 2007 reflect significant increases in most categories due to the growth of our portfolio of real estate and real estate-related investments.

Fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007

Revenues.  Our total revenues increased by $38.1 million to $73.3 million for the year ended December 31, 2008 as compared to $35.2 million for the year ended December 31, 2007.  The increase in revenues is primarily due to:

•                  rental revenue from the acquisition of new properties in 2008 of $7.1 million;

•                  an increase in rental revenues in 2008 of $16.1 million from properties acquired in 2007 which did not contribute a full year of rental revenue in 2007;

•                  condominium sales of $9.7 million in 2008 as compared to no condominium sales in 2007; and

•                  rental revenues of $1.1 million from Alexan Black Mountain, which was not operational in 2007.

 Hotel revenues for the year ended December 31, 2008 totaled $6 million as compared to $4.4 million for the year ended December 31, 2007, and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera, a resort and spa property acquired in June 2007.

We expect revenues to increase as available space at our operating properties is leased-up and we complete the sale of our condominium inventory.

Although difficult operating conditions prevailed across most U.S. housing markets, we sold 15 condominium units at The Private Residences at The Chase Park Plaza during the year ended December 31, 2008.  Of the remaining 67 units, 32 units were under sales contracts with non-refundable deposits and six units were reserved with refundable deposits as of December 31, 2008.  As of March 10, 2009, we have sold two additional units that were under sales contacts and one additional unit that had been reserved at December 31, 2008.  In addition, two units that were under contract at December 31, 2008 have been canceled as of March 10, 2009.

Property Operating Expenses.  Property operating expenses for the year ended December 31, 2008 were $24.9 million as compared to $12.1 million for the year ended December 31, 2007, and were comprised of operating expenses from our consolidated properties.  The increase in property operating expenses was primarily due to expenses incurred by properties acquired in 2008 of $1.8 million and $6.1 million from properties acquired in 2007 that did not incur a full year of operating expenses in 2007.  Further, during 2008, both Alexan Voss and Alexan Black Mountain along with two additional buildings at Frisco Square were placed in service.  We expect property operating expenses to increase as available space at our operating properties is leased-up and properties under development are placed into service.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, were $9.7 million for the year ended December 31, 2008.  We did not have any such sales and related costs for the year ended December 31, 2007.

Interest Expense.  Interest expense for the year ended December 31, 2008 was approximately $17.4 million as compared to approximately $4.8 million for the year ended December 31, 2007 and was primarily due to the increase in notes payable balances of $172.3 million related to our acquisition of real estate properties and borrowings under our senior secured credit facility.  Our total notes payable at December 31, 2008 was $416.2 million as compared to $243.9 million at December 31, 2007.  In addition, interest costs associated with our investment properties under development are capitalized rather than expensed until development is complete and the asset is operational.  For the year ended December 31, 2008, we capitalized $8.9 million of interest costs for properties under development compared to $6.8 million of such interest costs for the year ended December 31, 2007.

Real Estate Taxes.  Real estate taxes, net of amounts capitalized, for the year ended December 31, 2008 were $7.3 million as compared to $3.5 million for the year ended December 31, 2007 and were comprised of real estate taxes from each of our consolidated properties. The increase in real estate taxes was primarily due to our increased number of consolidated real estate properties.  We expect increases in real estate taxes in the future as available space at our operating properties is leased-up.

Impairment Charge.  We recognized $19.4 million in non-cash impairment charges for the year ended December 31, 2008, as a result of the difficult economic conditions that accelerated during the fourth quarter of 2008 including the significant disruption in financing available in the broader credit markets.  We recorded a non-cash impairment charge of $12.5 million related to our hotel property in Edwards, Colorado, a $6 million non-cash impairment charge related to our leasehold interest in an office building in London, England, and a $0.9 million non-cash impairment charge related to an investment in an unconsolidated joint venture. We did not recognize any impairment charges for the year ended December 31, 2007.

If market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.

Property/Asset Management Fees.  Property and asset management fees for the year ended December 31, 2008 totaled $7.1 million as compared to $3.2 million for the year ended December 31, 2007 and were comprised of fees incurred by our consolidated properties.  Property and asset management fees increased due to the additional properties acquired.  In addition, Alexan Black Mountain and Alexan Voss were placed into service in 2008 and began incurring property and asset management fees.  Neither Alexan Black Mountain nor Alexan Voss incurred any asset management fees in 2007.  We expect increases in property and asset management fees in the future as available space at our operating properties is leased-up.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2008 were $4.9 million as compared to $1.6 million for the year ended December 31, 2007 and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.  The increase was primarily due to:

•        $0.3 million increase in directors’ and officers’ insurance premiums and errors and omissions (E&O) insurance premiums;

•        $1 million reimbursement to Behringer Opportunity Advisors for expenses incurred by them in 2008 for services provided to us.  There was no reimbursement for such services in 2007;

•        $0.3 million increase in auditing and accounting expenses primarily related to the our investment in the Central Europe Joint Venture; and

•        $1 million related to services provided by our stock transfer agent.  Prior to the termination of the Offering in December 2007, such fees were a reduction of the gross proceeds of the Offering.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended December 31, 2008 was $25.7 million as compared to $13.1 million for the year ended December 31, 2007 and was comprised of depreciation and amortization of our consolidated properties.  The increase in depreciation and amortization expense was primarily due to the increased number of operating properties and investments in 2008, including Alexan Black Mountain, Alexan Voss, Becket House, Northborough Tower, and Crossroads.

Advertising Costs.  Advertising costs for the year ended December 31, 2008 were approximately $2.2 million as compared to approximately $1.2 million for the year ended December 31, 2007 and consisted of marketing and advertising costs related to The Lodge & Spa at Cordillera, which was acquired in June 2007, and to Chase Park Plaza.

Interest Income.  Interest income was $3.5 million and $3.8 million for the years ended December 31, 2008 and 2007, respectively, and was comprised primarily of interest income associated with our notes receivable and funds on deposit with banks.

 Equity in Losses of Unconsolidated Joint Ventures.  Equity in losses of unconsolidated joint ventures totaled $2.9 million for the year ended December 31, 2008 as compared to $1.2 million for the year ended December 31, 2007, and consisted of net losses of $3 million for our noncontrolling interests in Royal Island, GrandMarc at Westberry Place, GrandMarc at the Corner, offset by net income of $0.1 million in our noncontrolling interest in the Central Europe Joint Venture, as compared to the net losses of our noncontrolling interests in Royal Island, GrandMarc at Westberry Place, and GrandMarc at the Corner for the year ended December 31, 2007.

Minority Interest.  Minority interest for the years ended December 31, 2008 and 2007 was $10 million and $0.4 million, respectively and reduced our net loss for each period.  Minority interest represents the net income or loss that is not allocable to us from properties that we consolidate.  For 2008, $5.9 million of the increase is due to buildings placed in service (and therefore began incurring rental revenue and expenses) during the year. Properties owned less than 12 months in 2007 contributed an additional $3.6 million of the increase.  Minority interest consisted of the results of eight investments in 2008, whereas in 2007 it consisted of the results of seven investments.

Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

Revenues.  Our total revenues increased by $30.5 million to $35.2 million for the year ended December 31, 2007 as compared to $4.7 million for the year ended December 31, 2006.  The increase in revenues was primarily due to our acquisition of new properties from which we receive rent and a full year of revenue from the lease of Chase Park Plaza, a hotel and development property acquired in December 2006, from our 5% unaffiliated partner and operator of the hotel.

Hotel revenues for the year ended December 31, 2007 totaled $4.4 million and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera, a resort and spa property acquired in June 2007.

Property Operating Expenses.  Property operating expenses for the year ended December 31, 2007 were $12.1 million as compared to $1.6 million for the year ended December 31, 2006 and were comprised of operating expenses from our consolidated properties.  The increase in property operating expenses was primarily due to the increased number of real estate properties we own.

Interest Expense.  Interest expense for the year ended December 31, 2007 was approximately $4.8 million, as compared to approximately $0.6 million for the year ended December 31, 2006, and was primarily comprised of interest expense attributable to the debt of our consolidated properties.  The increase in interest expense was primarily related to the interest associated with the increase in notes payable of $143.7 million from December 31, 2006 to December 31, 2007.

Interest costs associated with our investment properties under development are capitalized rather than expensed until development is complete.  For the year ended December 31, 2007, we capitalized interest costs of $1.4 million for Alexan Voss, $1.8 million for Alexan Black Mountain, $1.4 million for Chase Park Plaza, $0.3 million for The Lodge & Spa at Cordillera, $0.9 million for Royal Island, $0.3 million for Rio Salado Business Center, and $0.7 million for Frisco Square.  For the year ended December 31, 2006, we capitalized interest costs of $0.2 million each for Alexan Voss and Alexan Black Mountain and less than $0.1 million for Chase Park Plaza.

Real Estate Taxes.  Real estate taxes, net of amounts capitalized, for the year ended December 31, 2007 were $3.5 million as compared to $0.4 million for the year ended December 31, 2006 and were comprised of real estate taxes from each of our consolidated properties. The increase in real estate taxes was primarily due to our increased number of consolidated real estate properties.

Property/Asset Management Fees.  Property and asset management fees for the year ended December 31, 2007 totaled $3.2 million as compared to $0.4 million for the year ended December 31, 2006 and were comprised of fees incurred by our consolidated properties.  Property and asset management fees increased due to the additional properties acquired.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2007 were $1.6 million as compared to $0.9 million for the year ended December 31, 2006 and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.  The increase was due to the significant increase in the number of properties we acquired or owned in 2007 compared to 2006.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended December 31, 2007 was $13.1 million as compared to $1.4 million for the year ended December 31, 2006 and was comprised of depreciation and amortization of our consolidated properties.  The increase in depreciation and amortization expense was primarily due to the increase in number of 16 consolidated properties in 2007 compared to only four consolidated properties in 2006.

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

Interest Income.  Interest income was $3.8 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively, and was comprised primarily of interest income associated with our notes receivable and funds on deposit with banks.  The increase in interest income in 2007 was due to interest earned on our increased notes receivable balance as of December 31, 2007 of $9.6 million as compared to a balance of $1.7 million at December 31, 2006.

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

Minority Interest.  Minority interest for the years ended December 31, 2007 and 2006 was $0.4 million and $0.1 million, respectively.  Minority interest represents the net income or loss that is not allocable to us from properties that we consolidate.  For 2007, minority interest consisted of results of seven investments, whereas 2006 consisted of results of three investments.

Cash Flow Analysis

Fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007

Cash flows used in operating activities for the year ended December 31, 2008 were $29.3 million and were comprised primarily of the net loss of $34.7 million, an increase in condominium inventory of $20.9 million, minority interest of $10 million, and an increase in accounts receivable of $7.5 million, offset by depreciation and amortization expense of $21 million, a non-cash impairment charge of $19.4 million and an increase in accrued and other liabilities of $7.7 million.  During the year ended December 31, 2007, cash flows used by operating activities were $12.6 million and were comprised primarily of the net loss of $3.9 million, changes in working capital accounts of $22.4 million, the loss on the early extinguishment of the debt related to Chase Park Plaza of $2.5 million, partially offset by depreciation and amortization of $10.4 million.

Cash flows used in investing activities for the year ended December 31, 2008 were $167.3 million and primarily represent purchases of real estate properties of $47.5 million, acquisition of interest in unconsolidated joint ventures totaling $29.5 million, expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $60.7 million, and investment in notes receivable of $27 million.  Cash flows used in investing activities for the year ended December 31, 2007 were $368.1 million and primarily represented real estate purchases totaling $257.3 million and capital expenditures of real estate under development, including real estate of our consolidated borrowers, of $47.5 million.  We also used cash to acquire interests in three unconsolidated joint ventures totaling $23.5 million.

Cash flows provided by financing activities for the year ended December 31, 2008 were $143.7 million and were comprised primarily of proceeds from notes payable of $128.5 million, payments on notes payable of $46.6 million, proceeds from mortgages of consolidated borrowers of $27.3 million, and net borrowings on our senior secured revolving credit facility of $48 million.  During the year ended December 31, 2007, cash flows provided by financing activities were $404.6 million and were comprised primarily of funds received from the issuance of stock, net of offering costs of $314.6 million, proceeds from notes payable of $79 million and proceeds from bridge notes of $52.1 million

 Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

Cash flows used in operating activities for the year ended December 31, 2007 were $12.6 million and were comprised primarily of the net loss of $3.9 million, changes in working capital accounts of $22.4 million, the loss on the early extinguishment of the debt related to Chase Park Plaza of $2.5 million, partially offset by depreciation and amortization of $10.4 million.  Working capital changes in 2007 includes an increase in inventory of $21 million related to Chase Park Plaza and The Lodge & Spa at Cordillera.  We did not have any condominium inventory in 2006.  During the year ended December 31, 2006, cash flows provided by operating activities were $3.9 million and were comprised primarily of net income of $2.4 million, changes in working capital accounts of $0.8 million, and partially offset by depreciation and amortization of $0.8 million.

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

Liquidity and Capital Resources

Our principal demands for funds will be for the payment of costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements), for ongoing costs at our development properties, for the payment of operating expenses and distributions, and for the payment of interest and principal on our outstanding indebtedness.  Generally, cash needs for items other than costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements) and ongoing costs at our development properties are expected to be met from operations and borrowings.

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

Our notes payable increased to $416.2 million at December 31, 2008 from $243.9 million at December 31, 2007 primarily as a result of notes payable associated with property acquisitions.  Each of our loans is secured by one or more of our properties.  At December 31, 2008, our notes payable interest rates ranged from 2.7% to 6.3%, with a weighted average interest rate of 3.4%.  Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity.  At December 31, 2008, our notes payable had maturity dates that range from January 2009 to January 2016.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At December 31, 2008, we believe we were in compliance with each of the debt covenants under our loan agreements.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss.  Although we have not directly or indirectly invested in sub-prime mortgage loans, these and other related events continue to have a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.

The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions or refinance existing debt obligations could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt and (4) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operations of real properties and mortgage loans.

If the current debt market environment persists, we may modify our investment strategies in order to seek to optimize our portfolio performance.  Our strategies may include, among other options, limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility.  During 2009, we have three notes payable on our consolidated balance sheet at December 31, 2008 scheduled to mature as follows (amounts in thousands):

Description	Balance at December 31, 2008	Scheduled Maturity
Becket House - RBS	$18,259	01/31/09
Frisco Square I, LLC (Land)	25,789	07/28/09
Alexan Black Mountain	29,000	09/29/09

Total debt maturing in 2009	$73,048

In March 2009, we amended and extended our £12.7 million (US$18.3 million) loan facility agreement with the Royal Bank of Scotland PLC (“RBS”) related to the Becket House leasehold interest.  Under the terms of the amended agreement, £1 million of the total principal balance outstanding is due and payable on April 30, 2009 with the remaining principal balance of £11.7 million plus accrued and unpaid interest due on March 9, 2011, the amended maturity date.  The interest rate under the amended agreement is equal to LIBOR plus 2.5%. Under the terms of the Frisco Square I loan agreement, we have the ability to extend the note for one year upon satisfaction of certain conditions.  The note payable related to Alexan Black Mountain is not our obligation but is the obligation of our mezzanine borrower.  We intend to meet any paydown requirements related to our maturing debt through the use of cash flows from operations and from borrowings under our senior secured credit facility.

Credit Facility

On February 13, 2008, we entered into a senior secured revolving credit facility (the “Credit Agreement”) providing for up to $75 million of secured borrowings with Bank of America, as lender and administrative agent, and other lending institutions that become a party to the Credit Agreement.  The facility under this Credit Agreement allows us to borrow up to $75 million of revolving loans including up to $20 million available for issuing letters of credit.  Loans under the credit facility bear interest at an annual rate that is equal to a combination of (1) the LIBOR plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 1.5% to 1.7%, or (2) the prime rate plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 0% to 0.2%.  The credit facility matures on February 13, 2011.  The credit facility is secured by a first lien on all real property assets in a collateral pool consisting of seven wholly-owned properties.

The credit facility may be increased to up to $150 million upon satisfaction of certain conditions including additions to the collateral pool.  We have unconditionally guaranteed payment of the $75 million senior secured revolving credit facility.  The availability of credit under the senior secured credit facility is limited by the terms of the Credit Agreement.  As of December 31, 2008, the maximum availability under the senior secured credit facility was $54.5 million and the outstanding balance was $48 million.  The proceeds of the senior secured credit facility were used to fund ongoing costs at our development properties, to fund a portion of our acquisition of the Central Europe Joint Venture, and for general corporate purposes.  As of March 10, 2009, the maximum availability under the senior secured credit facility had increased to $69.3 million and the outstanding balance was $44.2 million.

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

Our calculation of FFO for the years ended December 31, 2008 and 2007 is presented below (amounts in thousands):

	2008	2007

Net loss, as reported	$(34,701)	$(3,856)
Preferred stock dividends	—	—
Net loss allocable to common stock	(34,701)	(3,856)

Adjustments for:
Real estate depreciation(1)	18,001	7,374
Real estate amortization(1)	8,219	5,179
Funds from operations (FFO)	$(8,481)	$8,697

GAAP weighted average shares:
Basic and diluted	54,529	36,338

FFO per share	$(0.16)	$0.24

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

•                  Impairment charges totaling $19.4 million were recognized for the year ended December 31, 2008.  We did not recognize any impairment charges in 2007.

•                  Straight-line rental revenue of $3.6 million and $4.6 million was recognized for the years ended December 31, 2008 and 2007, respectively.

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $4.8 million and $3 million for the years ended December 31, 2008 and 2007, respectively.

•                  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.3 million for each of the years ended December 31, 2008 and 2007.

•                  Bad debt expense of $0.3 million and $0.1 million was recognized for the years ended December 31, 2008 and 2007, respectively.

•                  Amortization of deferred financing costs of $3.4 million and $0.7 million was recognized as interest expense for mortgages and notes payable for the years ended December 31, 2008 and 2007, respectively; and $1.7 million and $0.6 million was recognized as a reduction of interest income for the years ended December 31, 2008 and 2007, respectively.

In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income (loss), computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, and the sale of assets.  We believe that NOI provides an accurate measure of the operating performance of our operating assets because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of net operating income to net income (loss) has been provided in accordance with GAAP.  Our calculation of NOI for the years ended December 31, 2008, 2007, and 2006 is presented below (amounts in thousands):

	2008	2007	2006

Revenues	$73,287	$35,228	$4,661

Operating expenses:
Property operating expenses	24,883	12,125	1,556
Real estate taxes	7,277	3,549	432
Cost of condominium sales	9,708	—	—
Property management fees	2,297	910	155
Total operating expenses	44,165	16,584	2,143

Net operating income	$29,122	$18,644	$2,518

Reconciliation to Net Income (Loss)
Net operating income	$29,122	$18,644	$2,518

Less:
Depreciation and amortization	(25,661)	(13,069)	(1,351)
General and administrative expense	(4,934)	(1,562)	(856)
Interest expense	(17,438)	(4,805)	(560)
Asset management fees	(4,798)	(2,322)	(200)
Advertising costs	(2,199)	(1,171)	—
Provision for income tax	(184)	(95)	—
Equity in losses on unconsolidated JVs	(2,862)	(1,201)	—
Loss on early extinguishment of debt	—	(2,455)	—
Impairment charge	(19,413)	—	—
Add:
Interest income	3,538	3,779	2,749
Other Income	100	—	—
Minority interest	10,028	401	91

Net income (loss)	$(34,701)	$(3,856)	$2,391

Share Redemption Plan

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 30, 2009, our board of directors suspended, until further notice, redemptions, other than those submitted in respect of a stockholder’s death, disability or need for long-term care.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of earnings, cash flow, anticipated cash flow, capital expenditure requirements and general financial condition and other factors that our board of directors deems relevant.  The board’s decisions are influenced, in substantial part, by the requirements necessary to maintain our REIT status.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions as they may be established or maintain distributions at any particular level, or that distributions will increase over time.  If the current economic conditions continue, our board may determine to reduce our current distribution rate in order to conserve cash.  If funds from operations are not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources.  We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.

The distributions declared during the years ended December 31, 2008 and 2007 were $16.4 million and $10.7 million, respectively, and exceeded FFO for the years ended December 31, 2008 and 2007 by approximately $24.9 million and $2 million, respectively. Cash amounts distributed to stockholders in excess of FFO were funded from financing activities.

Distributions by quarter for the years ended December 31, 2008 and 2007 were as follows (amounts in thousands):

	2008		2007
	Declared	Paid	Declared	Paid
4th Quarter	$4,143	$4,095	$3,915	$3,684
3rd Quarter	4,129	4,125	3,217	2,931
2nd Quarter	4,076	4,115	2,254	1,880
1st Quarter	4,055	4,043	1,279	2,491	(1)
	$16,403	$16,378	$10,665	$10,986

(1) Includes a special distribution of approximately $1.4 million declared by our board of directors on December 19, 2006 to all common stockholders of record as of December 31, 2006.

Over the long-term, we expect that a greater percentage of our distributions will be paid from FFO.  However, operating performance cannot be accurately predicted due to numerous factors, including our ability to raise and invest capital at favorable yields, the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.  As a result, future distributions declared and paid may continue to exceed FFO.  FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. See “Funds from operations” in this section for a reconciliation of FFO to our net income.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 (amounts in thousands):

Notes Payable(1)	Total		2009	2010	2011	2012	2013	Thereafter
Principal	$415,048	(2)	$76,145	$197,404	$103,931	$1,660	$16,664	$19,244
Interest	33,869		13,440	10,300	3,748	2,236	1,882	2,263

Total	$448,917		$89,585	$207,704	$107,679	$3,896	$18,546	$21,507

(1)      Includes the mortgages payable of our mezzanine borrowers consolidated under FIN 46R with principal balances totaling approximately $66.8 million as of December 31, 2008.  These mortgages payable are obligations of our mezzanine borrowers and are not payable by us.

(2)      Does not include approximately $1.2 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted FSP SFAS No. 157-2 effective January 1, 2009, and this adoption is expected to enhance our future disclosures regarding how we develop fair value estimates related to non-financial assets and liabilities in our financial statements.

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

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

For our net investments in foreign real estate properties, we use British pound and Euro foreign currency forward exchange contracts and foreign currency put/call options to eliminate the impact of foreign currency movements on our financial position.  At December 31, 2008, our foreign currency derivative contracts were reported at their fair value of $1.3 million within prepaid expenses and other assets in our consolidated balance sheet.  A 10% increase in the respective forward foreign currency - US dollar exchange rate would result in a $0.5 million decrease in fair value.  A 10% decrease in the respective forward foreign currency - US dollar exchange rate would result in a $0.8 million increase in fair value.

We maintain approximately $0.9 million in Euro-denominated accounts at European financial institutions.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.  We do not enter into derivatives for trading or speculative purposes, nor do we maintain any market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $416.2 million in notes payable at December 31, 2008, $376.3 million represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidated under FIN 46R.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $3.5 million.

At December 31, 2008, interest rate caps used to mitigate our interest rate risk classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  Interest rate swaps classified as liabilities were reported at their combined fair values of $5.5 million in other liabilities at December 31, 2008.  A 100 basis point decrease in interest rates would result in a $2 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $2.1 million net increase in the fair value of our interest rate caps and swaps.

Item 8.                                                          Financial Statements and Supplementary Data.

The information required by this Item 8 is included in our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.                                                          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).                                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2008, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2008, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2008, were effective in providing reasonable assurance regarding reliability of financial reporting.

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

Changes in Internal Control over Financial Reporting

 There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                                                   Directors, Executive Officers and Corporate Governance.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 22, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2009, and is incorporated herein by reference.

Item 11.                                                   Executive Compensation.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 22, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2009, and is incorporated herein by reference.

Item 12.                                                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 22, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2009, and is incorporated herein by reference.

Item 13.                                                   Certain Relationships and Related Transactions and Director Independence.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 22, 2009, which is expected be filed with the Securities and Exchange Commission on or about April 30, 2009, and is incorporated herein by reference.

Item 14.                                                   Principal Accounting Fees and Services.

The information required by this Item will be presented in our definitive proxy statement for the annual meeting of stockholders to be held on June 22, 2009, which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2009, and is incorporated herein by reference.

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

Behringer Harvard Opportunity REIT I, Inc.

Dated:	March 31, 2009	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2009	/s/ Robert M. Behringer
Robert M. Behringer
Chairman of the Board of Directors

March 31, 2009	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and Director
(Principal Executive Officer)

March 31, 2009	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

March 31, 2009	/s/ Bryan A. Sinclair
Bryan A. Sinclair
Chief Accounting Officer
(Principal Accounting Officer)

March 31, 2009	/s/ Barbara C. Bufkin
Barbara C. Bufkin
Director

March 31, 2009	/s/ Terry L. Gage
Terry L. Gage
Director

March 31, 2009	/s/ Steven J. Kaplan
Steven J. Kaplan
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard Opportunity REIT I, Inc.

Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2009

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

As of December 31, 2008 and 2007

(in thousands, except share and per share amounts)

	2008	2007
Assets
Real estate
Land and improvements, net	$131,028	$107,428
Buildings and improvements, net	416,821	287,237
Real estate under development	17,306	75,729
Total real estate	565,155	470,394

Condominium inventory	94,723	75,547
Cash and cash equivalents	25,260	78,498
Restricted cash	4,134	4,731
Accounts receivable, net	14,946	7,736
Prepaid expenses and other assets	3,550	3,493
Leasehold interests, net	23,160	41,543
Investments in unconsolidated joint ventures	62,316	36,445
Furniture, fixtures and equipment, net	13,932	9,173
Deferred financing fees, net	6,407	3,755
Notes receivable	36,542	9,560
Lease intangibles, net	28,303	27,096
Other intangibles, net	9,025	10,651
Receivables from related parties	3,413	73
Total assets	$890,866	$778,695

Liabilities and Stockholders’ Equity
Notes payable	$416,179	$243,902
Accounts payable	6,073	9,300
Payables to related parties	1,643	901
Acquired below-market leases, net	17,567	18,851
Accrued and other liabilities	26,037	24,346
Total liabilities	467,499	297,300

Commitments and contingencies

Minority interest	5,502	15,335

Stockholders’ Equity
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 54,836,985 and 54,056,354 shares issued and outstanding at December 31, 2008 and 2007, respectively	5	5
Additional paid-in capital	489,139	481,521
Accumulated distributions and net loss	(66,085)	(14,982)
Accumulated other comprehensive loss	(5,194)	(484)
Total stockholders’ equity	417,865	466,060
Total liabilities and stockholders’ equity	$890,866	$778,695

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2008, 2007 and 2006

(in thousands, except per share amounts)

	2008	2007	2006

Revenues
Rental revenue	$57,624	$30,814	$4,661
Hotel revenue	5,959	4,414	—
Condominium sales	9,704	—	—

Total revenues	73,287	35,228	4,661

Expenses
Property operating expenses	24,883	12,125	1,556
Cost of condominium sales	9,708	—	—
Interest expense	17,438	4,805	560
Real estate taxes	7,277	3,549	432
Impairment charge	19,413	—	—
Property management fees	2,297	910	155
Asset management fees	4,798	2,322	200
General and administrative	4,934	1,562	856
Advertising costs	2,199	1,171	—
Depreciation and amortization	25,661	13,069	1,351

Total expenses	118,608	39,513	5,110

Interest income	3,538	3,779	2,749
Other income	100	—	—
Loss on debt extinguishment	—	(2,455)	—

Income (loss) before income taxes, minority interest and equity in losses of unconsolidated joint ventures	(41,683)	(2,961)	2,300

Provision for income taxes	(184)	(95)	—
Equity in losses of unconsolidated joint ventures	(2,862)	(1,201)	—
Minority interest	10,028	401	91

Net income (loss)	$(34,701)	$(3,856)	$2,391

Weighted average shares outstanding:
Basic	54,529	36,338	9,629
Diluted	54,529	36,338	9,647

Earnings (loss) per share:
Basic	$(0.64)	$(0.11)	$0.25
Diluted	$(0.64)	$(0.11)	$0.25

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(in thousands, except share amounts)

	Convertible Stock		Common Stock			Accumulated	Accumulated
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Distributions and Net Loss	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2006	1,000	$—	2,034,005	$—	$16,516	$(103)	$—	$16,413

Issuance of common stock, net	—	—	16,056,984	2	142,337	—	—	142,339

Redemption of common stock	—	—	(7,782)	—	(70)	—	—	(70)

Distributions declared on common stock	—	—	—	—	—	(2,749)	—	(2,749)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	119,369	—	1,123	—	—	1,123

Net income	—	—	—	—	—	2,391	—	2,391
Balance at December 31, 2006	1,000	$—	18,202,576	$2	$159,906	$(461)	$—	$159,447

Issuance of common stock, net	—	—	35,081,049	3	314,226	—	—	314,229

Redemption of common stock	—	—	(148,951)	—	(1,366)	—	—	(1,366)

Distributions declared on common stock	—	—	—	—	—	(10,665)	—	(10,665)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	921,680	—	8,755	—	—	8,755

Comprehensive loss:
Net loss	—	—	—	—	—	(3,856)	—	(3,856)

Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(121)	(121)

Unrealized losses on interest rate derivatives	—	—	—	—	—	—	(363)	(363)

Total comprehensive loss								(4,340)

Balance at December 31, 2007	1,000	$—	54,056,354	$5	$481,521	$(14,982)	$(484)	$466,060

Redemption of common stock	—	—	(521,671)	—	(4,753)	—	—	(4,753)

Distributions declared on common stock	—	—	—	—	—	(16,402)	—	(16,402)

Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	1,302,302	—	12,371	—	—	12,371

Comprehensive loss:
Net loss	—	—	—	—	—	(34,701)	—	(34,701)

Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(2,196)	(2,196)

Unrealized losses on interest rate derivatives	—	—	—	—	—	—	(2,690)	(2,690)

Reclassifications due to hedging activities	—	—	—	—	—	—	176	176

Total comprehensive loss								(39,411)

Balance at December 31, 2008	1,000	$—	54,836,985	$5	$489,139	$(66,085)	$(5,194)	$417,865

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(34,701)	$(3,856)	$2,391
Adjustments to reconcile net income (loss) to net cash flows (used in) provided by operating activities:
Depreciation and amortization	21,036	10,366	777
Amortization of deferred financing fees	3,321	1,265	41
Minority interest	(10,028)	(401)	(91)
Loss on early extinguishment of debt	—	2,455	—
Impairment charge	19,413	—	—
Equity in losses of unconsolidated joint ventures	2,862	1,201	—
Unrealized loss on derivatives	2,541	—	—
Change in accounts receivable	(7,481)	(6,302)	(920)
Change in condominium inventory	(20,943)	(20,976)	—
Change in prepaid expenses and other assets	(7,392)	239	99
Change in accounts payable	(1,452)	726	470
Change in accrued and other liabilities	7,708	3,602	1,067
Change in payables to related parties	(2,131)	332	131
Addition of lease intangibles	(2,035)	(1,218)	(37)
Cash (used in) provided by operating activities	(29,282)	(12,567)	3,928

Cash flows from investing activities:
Escrow deposits and pre-acquisition costs on real estate to be acquired	—	(1,072)	—
Purchases of real estate properties	(47,473)	(257,303)	(113,786)
Purchase of real estate under development of consolidated borrowers	—	—	(24,178)
Purchase of derivative instruments	(1,272)	—	—
Proceeds from termination of derivative instruments	5,069	—	—
Acquisition of interest in unconsolidated joint ventures	(29,466)	(23,481)	—
Capital expenditures for real estate under development	(33,236)	(16,957)	(10)
Capital expenditures for real estate under development of consolidated borrowers	(27,500)	(30,500)	(5,852)
Additions of property and equipment	(6,642)	(13,272)	(17)
Change in restricted cash	597	(2,966)	(1,628)
Investment in notes receivable	(26,983)	(22,006)	—
Distributions from unconsolidated joint venture	696	—	—
Fees paid to related party for mezzanine loan arrangements	(1,081)	(587)	—
Cash used in investing activities	(167,291)	(368,144)	(145,471)

Cash flows from financing activities:
Financing costs	(5,416)	(3,608)	(1,861)
Premium paid on extinguishments of debt	—	(1,622)	—
Proceeds from bridge note	—	52,115	—
Proceeds from notes payable	128,549	79,031	18,000
Proceeds from mortgages of consolidated borrowers	27,324	23,311	16,203
Net borrowings on senior secured revolving credit facility	48,000	—	—
Payments on notes payable	(46,645)	(55,030)	—
Purchase of interest rate derivatives	—	(154)	—
Issuance of common stock	—	349,857	160,438
Redemptions of common stock	(4,753)	(1,366)	(3)
Offering costs	—	(35,239)	(17,784)
Distributions	(4,006)	(2,620)	(248)
Contributions from minority interest holders	2,291	2,651	2,740
Distributions to minority interest holders	(1,276)	(818)	—
Change in subscriptions for common stock	—	(570)	123
Change in subscription cash received	—	570	(109)
Change in payables to related parties	(328)	(1,914)	122
Cash provided by financing activities	143,740	404,594	177,621

Effect of exchange rate changes on cash and cash equivalents	(405)	(24)	—

Net change in cash and cash equivalents	(53,238)	23,859	36,078
Cash and cash equivalents at beginning of the period	78,498	54,639	18,561

Cash and cash equivalents at end of the period	$25,260	$78,498	$54,639

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

We invest in and operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis. In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties. We have purchased existing and newly constructed properties and have invested in properties under development or construction, including multifamily properties. We may invest in real estate-related securities, including securities issued by other real estate companies, either for investment or in change of control transactions completed on a negotiated basis or otherwise. We also may invest in collateralized mortgage-backed securities, mortgage, bridge or mezzanine loans, and Section 1031 tenant-in-common interests, or in entities that make investments similar to the foregoing.

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

Public Offering

On September 20, 2005, the Securities and Exchange Commission (“SEC”) declared our Registration Statement on Form S-11 (File No. 333-120847) effective under the Securities Act of 1933, as amended (the “Securities Act”), and we commenced our public offering (the “Offering”) of up to 40,000,000 shares of common stock at a price of $10 per share in our primary offering and 8,000,000 shares of common stock at a price of $9.50 per share in our distribution reinvestment plan (the “DRIP”). On November 17, 2006, we registered an additional 6,587,065 shares of common stock at price of $10 per share in the Offering through the filing of a Registration Statement on Form S-11 (File No. 333-138804) pursuant to Rule 462(b) under the Securities Act. We subsequently reallocated the shares of common stock in the Offering to provide $532.7 million, or 53,270,000 shares, for sale in the primary offering and $9.2 million, or 965,331 shares, for sale in the DRIP.

On November 16, 2007, we terminated the DRIP and commenced a second distribution reinvestment plan offering (the “Secondary DRIP”) of up to 6,315,790 shares of common stock at a price of $9.50 per share registered pursuant to a Registration Statement on Form S-3 (File No. 333-146965). The Secondary DRIP is ongoing, and as of December 31, 2008, we had issued 1,404,848 shares under the Secondary DRIP resulting in gross and net proceeds of $13.3 million. The proceeds raised in the Secondary DRIP are used for general corporate purposes, including, but not limited to, investment in real estate and real estate-related securities, payment of fees and other costs, repayment of debt, and funding for our share redemption program.

On December 28, 2007, we terminated our primary offering. Aggregate gross offering proceeds from the Offering totaled approximately $538.7 million and net offering proceeds after selling commissions, dealer manager fees, and organization and offering expenses totaled approximately $481.8 million. We used the net proceeds from the Offering primarily to acquire commercial properties, such as office buildings, multifamily properties, hospitality, recreation and leisure properties, and mixed-use and other developments. As of December 31, 2008, we had invested substantially all of the net offering proceeds.

As of December 31, 2008, we had issued 55,515,389 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, 940,387 shares issued pursuant to the DRIP, and 1,404,848 shares issued pursuant to the Secondary DRIP. As of December 31, 2008, we had redeemed 678,404 shares of our common stock and had 54,836,985 shares of our common stock outstanding. As of December 31, 2008, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

Our common stock is not currently listed on a national exchange. Depending upon the then-prevailing market conditions, it is our intention to consider beginning the process of listing our shares on a national securities exchange or liquidating our assets within three to six years after December 28, 2007.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities,” which requires the consolidation of VIEs in which we are deemed to be the primary beneficiary. If the interest in the entity is determined not to be a VIE under FIN 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants’ Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” and by Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary. The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility, and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

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

The fair value of any tangible assets acquired, consisting of land, land improvements, buildings, building improvements, tenant improvements, and furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets.  Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures, and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors.  The values of the buildings are depreciated over their respective estimated useful lives ranging from 25 years for commercial office property to 39 years for hotel/mixed-use property using the straight-line method.  Building improvements are depreciated over their estimated useful lives ranging from 7 to 25 years.  Tenant improvements are depreciated over the term of the respective leases.  Land improvements are depreciated over the estimated useful life of 15 years, and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.  Our leasehold interest is depreciated over its remaining contractual life, or approximately 101 years.

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

The total value of identified real estate intangible assets for acquired properties is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal costs, and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of December 31, 2008, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately 12 years.

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

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years ended December 31 is as follows:

Lease / Other Intangibles
2009	$1,749
2010	1,956
2011	1,276
2012	1,060
2013	418

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
2008	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$438,228	$131,299	$39,399	$(25,917)	$23,477	$10,439
Less: depreciation and amortization	(21,407)	(271)	(11,096)	8,350	(317)	(1,414)

Net	$416,821	$131,028	$28,303	$(17,567)	$23,160	$9,025

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
2007	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$293,886	$107,498	$32,211	$(22,445)	$41,577	$11,339
Less: depreciation and amortization	(6,649)	(70)	(5,115)	3,594	(34)	(688)

Net	$287,237	$107,428	$27,096	$(18,851)	$41,543	$10,651

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value.  In addition to land acquisition costs, land development costs, and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management’s plans for the property.  There were no impairment charges related to our condominium inventory for the years ended December 31, 2008 and 2007.  We did not have any condominium inventory in 2006.  However, we may experience impairment of our condominium inventory in the future.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of receivables from our hotel operators and tenants related to our other consolidated properties.  The allowance for doubtful accounts for the years ended December 31, 2008 and 2007, was $0.2 million and $0.1 million, respectively.

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

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment as of December 31, 2008 and December 31, 2007 was $3.5 and $1.4 million, respectively.

Investment Impairment

For real estate we wholly own, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates.

In addition, we evaluate our investments in unconsolidated joint ventures and our investments in mezzanine or bridge loans at each reporting date and if we believe there is an other than temporary decline in market value, or if it is probable we will not collect all principal and interest in accordance with the terms of the mezzanine or bridge loan, we will record an impairment charge based on these evaluations.  While we believe it is currently probable we will collect all scheduled principal and interest with respect to our mezzanine and bridge loans, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty.  Given this, any future adverse development in market conditions would cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our mezzanine or bridge loans.

In evaluating our investments for impairment, management uses appraisals and makes estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.  The value of our properties held for development depends on market conditions, including estimates of the project start date as well as estimates of future demand for the property type under development.  We have analyzed trends and other information related to each potential development and incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses.  Due to the judgment and assumptions applied in the estimation process with respect to impairments, including the fact that limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.

Other than the impairment charges discussed in Note 6, we believe the carrying value of our operating real estate assets, properties under development, investments in unconsolidated joint ventures, and mezzanine and bridge loans is currently recoverable.  However, if market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $4.9 million and $1.2 million as of December 31, 2008 and 2007, respectively.

Derivative Financial Instruments

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks and to minimize the variability caused by foreign currency translation risk related to our net investment in foreign real estate.  To accomplish these objectives, we use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR.  These instruments include LIBOR-based interest rate swaps and caps.  For our net investments in foreign real estate, we use foreign currency forward exchange contracts and foreign exchange put/call options to eliminate the impact of foreign currency exchange movements on our financial position.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

As of December 31, 2008, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with FIN 47, “Accounting for Conditional Asset Retirement Obligations.”  As part of the anticipated renovation and redevelopment of an acquired property, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liability is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  There was no asset retirement obligation as of December 31, 2008.  The balance of the asset retirement obligation was $0.2 million as of December 31, 2007, and was included in other liabilities.

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

The British pound is the functional currency for our investment operating in London, England and the Euro is the functional currency for the operations of our Central Europe Joint Venture.  We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statement of stockholders’ equity.  The cumulative foreign currency translation adjustment was $2.2 million and $0.1 million for the years ended December 31, 2008 and 2007, respectively.  We had no cumulative foreign currency translation adjustment as of December 31, 2006.

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $3.6 million, $4.6 million, and $0.5 million was recognized in rental revenues for the years ended December 31, 2008, 2007, and 2006, respectively.  Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

90% of our REIT taxable income to our stockholders.  As a REIT, we generally will not be subject to federal income tax at the corporate level except for the operations of our wholly-owned taxable REIT subsidiaries.  We have three taxable REIT subsidiaries that own and/or provide management and development services to certain of our investments in real estate and real estate under development.

On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  For the years ended December 31, 2008 and 2007, we recognized a current and deferred tax provision of approximately $0.2 million and less than $0.1 million, respectively, related to the Texas margin tax.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates.  We account for our incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.”  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statement of cash flows, rather than as operating cash flows as required under previous regulations.  For the years ended December 31, 2008, 2007, and 2006, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At December 31, 2008 and 2007, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Minority Interest

We hold a primary beneficiary interest as a lender in two variable interest entities that own real estate properties and thus, we consolidate their accounts with and into our accounts.  Minority interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments including the 5%, 10%, 10%, 19%, and 20% unaffiliated partners’ share of the equity in Chase Park Plaza, The Lodge & Spa at Cordillera, Rio Salado Business Center, Frisco Square, and Becket House, respectively, as well as 100% of the equity of the two properties we consolidated under FIN 46R as a lender and primary beneficiary.  Income and losses are allocated to minority interest holders based on their ownership percentage.

Reportable Segments

FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2008, 2007 and 2006.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  As of December 31, 2008 and 2007, we had options to purchase 54,583 and 39,583 shares of common stock outstanding at a weighted average exercise price of $9.21 and $9.10, respectively.  These options are excluded from the calculation of earnings per share for the years ended December 31, 2008 and 2007 because the effect would be anti-dilutive.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the reconciliation between weighted average shares outstanding used for calculating basic and diluted earnings per share for the year ended December 31, 2006.

2006
Weighted average shares for basic earnings per share	9,629
Effect of stock options	18
Weighted average shares for diluted earnings per share	9,647

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate.  However, we include provisions in the majority of our tenant leases that would protect us from the impact of inflation.  These provisions include reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

3.         Recently Announced Accounting Pronouncements

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted FSP SFAS No. 157-2 effective January 1, 2009, and this adoption is expected to enhance our future disclosures regarding how we develop fair value estimates related to non-financial assets and liabilities in our financial statements.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

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

4.                                      Assets and Liabilities Measured at Fair Value

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

To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s performance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$1,273	$—	$1,273

Liabilities
Derivative financial instruments	$—	$5,518	$—	$5,518

Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet while derivative financial instruments classified as liabilities are included in accrued and other liabilities.

5.                                      Fair Value Disclosure of Financial Instruments

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

As of December 31, 2008 and 2007, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $416.2 million and $243.9 million as of December 31, 2008 and 2007, respectively, have a fair value of approximately $418.4 million and $244.1 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps along with our foreign currency exchange forward contract are recorded at their respective fair values in prepaid expenses and other assets for those derivative instruments that have an asset balance and in other liabilities for those derivative instruments that are liabilities (See Note 4).

The fair value estimates presented herein are based on information available to our management as of December 31, 2008 and 2007.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

6.                                      Real Estate Investments

As of December 31, 2008, we wholly-owned 11 properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multifamily properties that we consolidate under FIN 46R, both fully operational as of December 31, 2008.  In addition, we have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.  The following table presents certain information about our consolidated properties as of December 31, 2008:

Property Name	Location	Approximate Rentable Square Footage (unaudited)	Description	Ownership Interest
12600 Whitewater Drive	Minnetonka, Minnesota	71,000	2-story office building	100%
Ferncroft Corporate Center	Middleton, Massachusetts	226,000	8-story office building	100%
Bent Tree Green	Dallas, Texas	138,000	3-story office building	100%
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus	100%
Santa Clara Tech Center	Santa Clara, California	456,000	3-building office complex	100%
Northpoint Central	Houston, Texas	180,000	9-story office building	100%
Regency Center	Houston, Texas	157,000	6-story office building	100%
2603 Augusta	Houston, Texas	242,000	16-story office building	100%
Northborough Tower	Houston, Texas	207,000	14-story office building	100%
Crossroads	San Diego, California	140,000	7-story office building	100%
Chase Park Plaza	St. Louis, Missouri	—	hotel and development property	95%
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property	90%
Rio Salado Business Center	Phoenix, Arizona	—	development property	90%
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	81%
Becket House	London, England	46,000	long-term leasehold interest	80%
Alexan Voss	Houston, Texas	—	multifamily	Lender
Alexan Black Mountain	Henderson, Nevada	—	multifamily	Lender

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of December 31, 2008 and December 31, 2007:

		Carrying Value of Investment
Property Name	Ownership Interest	December 31, 2008	December 31, 2007
Royal Island	31%	$22,060	$22,801
GrandMarc at Westberry Place	50%	7,324	7,765
GrandMarc at the Corner	50%	5,527	5,879
Central Europe Joint Venture	49%	27,405	—
Total		$62,316	$36,445

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

Our investments in unconsolidated joint ventures as of December 31, 2008 and December 31, 2007 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows:

	As of December 31,
	2008	2007
Real estate assets, net	$371,223	$167,185
Cash and cash equivalents	24,636	1,985
Other assets	2,791	3,282
Total assets	$398,650	$172,452

Notes payable	$245,203	$75,838
Other liabilities	25,442	4,431
Total liabilities	270,645	80,269

Equity	128,005	92,183
Total liabilities and equity	$398,650	$172,452

Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the years ended December 31, 2008 and 2007.  We did not have any unconsolidated joint ventures in 2006 and therefore had no equity in income (loss) for unconsolidated joint ventures for the year ended December 31, 2006.

	Year Ended December 31,
	2008	2007
Revenue	$14,689	$2,348

Operating expenses:
Operating expenses	6,159	2,104
Property taxes	786	174
Total operating expenses	6,945	2,278

Operating income	7,744	70

Non-operating expenses:
Depreciation and amortization	6,674	1,153
Interest and other, net	7,547	1,869
Total non-operating expenses	14,221	3,022

Net loss	$(6,477)	$(2,952)

Company’s share of net loss	$(2,862)	$(1,201)

Impairments

As a result of the difficult economic conditions that accelerated during the fourth quarter of 2008 including the significant disruption in financing available in the broader credit markets, we evaluated all of our real estate investments for potential impairment at December 31, 2008.  Based on this analysis, we recorded a non-cash impairment charge of $12.5 million related to our hotel property in Edwards, Colorado, a $6 million non-cash impairment charge related to our leasehold interest in an office building in London, England, and a $0.9 million impairment charge related to an investment in an unconsolidated joint venture to reflect a decline in the value of these investments.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

7.                                      Acquisitions

The following table provides information about our real estate asset acquisitions during 2008:

Property Name	Location(s)	Date Acquired	Approximate Rentable Square Footage (Unaudited)	Ownership Interest	Approximate Purchase Price (excluding closing costs)

Northborough Tower	Houston, TX	February 2008	207,000	100%	$32.9 million
Crossroads	San Diego, CA	June 2008	140,000	100%	$34.2 million
Central Europe Joint Venture	Hungary, Czech Republic, Poland, and Slovakia	July 2008	—	49%	$25.9 million

8.                                      Variable Interest Entities

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own multifamily communities under development (the “Alexan Voss” in Houston, Texas and “Alexan Black Mountain” in Henderson, Nevada properties, respectively).  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million.  Our mezzanine loans are subordinate to the construction loans.  In addition, we have entered into option agreements allowing us to purchase the ownership interests in Alexan Voss and Alexan Black Mountain after each project’s substantial completion and upon notification of completion from the developer.  On February 24, 2009, we received the notice of completion on Alexan Voss.  Accordingly, in accordance with the option agreement, we have ninety days from the delivery of the notice of completion to exercise our option to purchase the completed property.  Should we waive our rights to purchase the property, the general partner and mezzanine borrower at its sole discretion may elect to exercise its put option requiring us to purchase the property.

Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN 46R and that we are the primary beneficiary of these variable interest entities.  Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing.  As of December 31, 2008, there was $89.9 million of related real estate assets related to Alexan Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction and mezzanine loans of $89.5 million.  The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities.  As of December 31, 2008, the outstanding principal balance under our mezzanine loans was $22.7 million, which is eliminated, along with accrued interest and loan origination fees, upon consolidation.

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas (“Royal Island”).  In December 2007, we committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property, of which $37.7 million including accrued interest and fees was outstanding to us at December 31, 2008 (See Note 9).  Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity under FIN 46R but that we are not the primary beneficiary.  Accordingly, we do not consolidate the Royal Island entity and instead account for it under the equity method of accounting in accordance with SOP 78-9, as amended and interpreted.  At December 31, 2008, there was approximately $127.4 million of real estate assets under development related to Royal Island.

9.                                      Notes Receivable

Chase Park Plaza Working Capital Loan

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.  At December 31, 2008, the note receivable balance was $1.9 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

Royal Island Bridge Loan

In December 2007, we participated in a bridge loan financing arrangement for the continuing development and construction of Royal Island.  The aggregate principal amount available under the bridge loan was $60 million consisting of three tranches.  Under the bridge loan we agreed to lend a tranche of up to $40 million, which is subordinate to the other two tranches.  The bridge loan accrued interest at the one-month LIBOR rate plus 8% per annum with accrued interest and principal payable at the maturity date, December 20, 2008, and is secured by the Royal Island property.

Under the terms of the loan documents, the bridge loan could be extended once for a period of six months upon the satisfaction of certain conditions with notice given by the borrower by November 20, 2008 and a payment of an extension fee.  At the maturity date, not all of the conditions were satisfied and as a result, the bridge loan went into default and became a non-earning loan.  The balance owed to us at the time of default was $37.7 million including accrued interest and fees.  Discussions between the bridge loan lenders and the borrower to complete a satisfactory workout plan have begun; however, there are no assurances that a workout plan will be completed or that the loan will be reinstated by the borrower.  Accordingly, we may seek other actions under the loan documents to protect our investment including foreclosure, exercise of power of sale, or conveyance in satisfaction of deed.  In accordance with GAAP, from the time the loan went into default until the time that a foreclosure occurs, a satisfactory workout is completed, or the loan is reinstated by the borrower, we do not recognize interest income on the loan.

At December 31, 2008, the loan balance owed to us was $37.7 million which includes $3.1 million of accrued interest and fees included in receivables from related parties at December 31, 2008.  We have not recorded an allowance against the recorded balance as our estimates of the fair value of the Royal Island property securing the bridge loan significantly exceeds the current carrying value of the loan and accordingly, we believe it is probable that all of the outstanding balance is collectible.

While we believe it is currently probable we will collect all outstanding balances with respect to our notes receivable, current market conditions with respect to credit availability and to fundamentals within the real estate markets instill significant levels of uncertainty.  Accordingly, future adverse developments in market conditions would cause us to re-evaluate our conclusions and could result in material impairment charges.

10.                               Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs to real estate under development.  During the years ended December 31, 2008 and 2007, we capitalized $53.9 million and $73.2 million, respectively, of such costs associated with real estate under development and certain investments accounted for by the equity method, including $9 million and $5 million, respectively, in interest and deferred financing costs.

Certain development costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza and The Lodge & Spa at Cordillera have been capitalized to condominium inventory on our consolidated balance sheet at December 31, 2008 and 2007.  For the years ended December 31, 2008 and 2007, we capitalized a total of $28.7 million and $75.5 million, respectively, of such costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera, including $4.8 million and $1.4 million, respectively, of interest and deferred financing costs.

For the year ended December 31, 2008, $15.4 million in costs were transferred from real estate under development to land on our balance sheet. Also, during the year ended December 31, 2008, $89.7 million and $7.2 million of real estate under development costs were transferred to building and improvements and to furniture, fixtures, and equipment, respectively, on our balance sheet.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

In July 2008, we entered into a foreign currency forward contract to hedge our net investment in the Central Europe Joint Venture.  In December 2008, following a strategic review of our foreign currency exposures we early terminated this foreign currency forward contract along with our foreign currency forward contract related to our investment in Becket House.  The foreign currency forward contracts on Central Europe Joint Venture and Becket House were originally scheduled to mature in November 2011 and July 2010, respectively.  The early termination of these foreign currency forward contracts resulted in net cash proceeds of $5.1 million.  Subsequently, we entered into two foreign currency put/call options for a total premium of $1.3 million.  These foreign currency put/call options carry the same notional values and expiration dates as the original forward contracts and are accounted for as net investment hedges in accordance with SFAS No. 133.  Changes in the fair value of these foreign currency put/call options will be recorded in other comprehensive income (loss) until such time that we divest of the respective net investment in the foreign currency denominated entity.  In October 2008, we entered into an interest rate swap agreement related to our Crossroads property.

Interest calculated on borrowings under our loan agreement related to Chase Park Plaza Hotel is based on either the Prime Rate or the 30-day LIBOR plus an applicable margin.  In December 2007, we entered into an interest rate swap agreement associated with the Chase Park Plaza hotel loan to hedge the volatility of the designated benchmark interest rate, the 30-day LIBOR interest rate.  The swap agreement was designated a hedge in accordance with SFAS No. 133.  Accordingly, changes in the fair value of the interest rate swap agreement were recorded in accumulated other comprehensive income on the consolidated balance sheet.  In October 2008, the prevailing Prime Rate was substantially less than the 30-day LIBOR plus the applicable margin and therefore, as accorded to us by the loan agreement, we changed the benchmark interest rate on borrowings under the loan from the 30-day LIBOR to the Prime Rate.  As a result, from the date that the benchmark interest rate was changed, we no longer account for the interest rate swap agreement as a hedge and changes in fair value are reported in our consolidated statement of operations as a component of interest expense.  For the year ended December 31, 2008, interest expense was increased by $2.4 million to adjust the carrying amount of the Chase Park Plaza Hotel interest rate swap to its fair value.

Derivative instruments classified as assets were reported at their combined fair values of $1.3 million and $0.3 million in prepaid expenses and other assets at December 31, 2008 and 2007, respectively.  Derivative instruments classified as liabilities were reported at their combined fair values of $5.5 million and $0.4 million in other liabilities at December 31, 2008 and 2007, respectively.  During the years ended December 31, 2008 and 2007, we recorded unrealized losses of $2.7 million and $0.4 million, respectively, to accumulated other comprehensive loss in our statement of stockholders’ equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges under SFAS No. 133 to their fair values at December 31, 2008 and 2007, respectively.  The net amount of the foreign currency translation gain on the net investment hedges included in cumulative translation adjustments during the years ended December 31, 2008 and 2007 was $4.7 million and $0.4 million, respectively.  Over time, the unrealized gains and losses held in accumulated other comprehensive income (loss) related to certain cash flow hedges will be reclassified to earnings.  Unrealized losses on interest rate derivatives for the year ended December 31, 2008 reflects a reclassification of unrealized losses from accumulated other comprehensive loss to interest expense of $0.2 million.  The amount to be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months is expected to be $1.9 million.  This reclassification will correlate with the recognition of the hedged interest payments in earnings.  There was no hedge ineffectiveness during the year ended December 31, 2008 and 2007, respectively.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

The following table summarizes the notional values and fair values of our derivative financial instruments as of December 31, 2008.  The notional values provide an indication of the extent of our involvement in these instruments at December 31, 2008, but do not represent exposure to credit, interest rate, or market risks.

Type / Description	Notional Value	Interest Rate / Strike Rate	Maturity	Fair Value Asset / (Liability)
Cash Flow Hedges
Interest rate cap - Santa Clara Tech Center	$35,115	6.00%	June 15, 2010	$—
Interest rate cap - Santa Clara Tech Center	$17,000	6.00%	June 15, 2010	$—
Interest rate cap - Chase - Private Residences	$30,000	6.00%	December 15, 2009	$—
Interest rate cap - Becket House	£12,700	5.75%	November 21, 2010	$6
Interest rate swap - Becket House	£12,700	5.50%	November 21, 2009	$(537)
Interest rate swap - Crossroads	$25,000	3.10%	November 1, 2010	$(931)

Net Investment Hedges
Foreign currency put - Becket House	£6,120	£1.30	November 23, 2011	$713
Foreign currency put - Central Europe Joint Venture	€17,000	€1.10	July 28, 2010	$554
Other
Interest rate swap - Chase Park Plaza Hotel	$80,594	3.82%	November 15, 2010	$(4,050)

12.                               Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2008 for our consolidated properties are as follows:

2009	$40,573
2010	34,667
2011	32,457
2012	31,241
2013	17,801
Thereafter	47,589

Total	$204,328

As of December 31, 2008, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Kingsdell, L.P., our 5% unaffiliated partner in Chase Park Plaza and its hotel operator, leased the hotel and its operations and accounted for rental revenue of approximately $9.1 million, or approximately 15.8% of our aggregate rental revenues for the year ended December 31, 2008. Included in rental revenue for the years ended December 31, 2008 and 2007 were $0.5 million and less than $0.1 million of contingent rents. There was no contingent rent recognized in 2006.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

13.                               Notes Payable

The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties consolidated under FIN 46R at December 31, 2008 and 2007:

	December 31,		Interest	Maturity
Description	2008	2007	Rate	Date

Ferncroft Corporate Center	$18,000	$18,000	6.33%	09/01/13
Alexan Voss (1)	37,839	14,147	30-day LIBOR + 1.6%(2)	03/22/10
Alexan Black Mountain (1)	29,000	25,367	30-day LIBOR + 1.6%(2)	09/29/09
Chase Park Plaza Hotel	80,695	62,265	Prime Rate, or 30-day LIBOR + spread(2)(3)	11/15/10
Chase - The Private Residences	28,529	12,274	Prime Rate, or 30-day LIBOR + spread(2)(3)	11/15/10
Santa Clara Tech Center	52,479	52,115	30-day LIBOR + 1.75%(2)	06/09/10
Frisco Square - Comerica	—	21,115	Prime Rate + 0.25%, or Eurodollar Rate + 3%(3)(4)	09/03/08
Frisco Square - F1-10	—	8,295	Prime Rate + 1%(3)	05/14/08
Frisco Square - B1-7	—	531	Prime Rate + 3%(3)	On Demand
Frisco Square - Compass	—	4,471	Prime Rate, or LIBOR(2)(3)	03/08/09
Frisco Square I, LLC (Land)	25,789	—	30-day LIBOR + 2.5%(2)	07/28/09
Frisco Square II, LLC	7,929	—	30-day LIBOR + 1.9%(2)	07/28/11
Frisco Square III, LLC	8,239	—	30-day LIBOR + 1.95%(2)	07/28/11
Frisco Square IV, LLC	14,524	—	30-day LIBOR + 1.95%(2)	07/28/11
Northborough Tower	21,897	—	5.67%	01/11/16
Crossroads	25,000	—	30-day LIBOR + 2.85%(2)	06/30/11
Becket House - RBS	18,259	25,322	RBS Base Rate + 1.25%(5)	01/31/09
Senior Secured Credit Facility	48,000	—	Prime Rate (3)	02/13/11

	$416,179	$243,902

(1)          The mortgages payable of our mezzanine borrowers consolidated under FIN 46R are obligations of our mezzanine borrowers and are not payable by us.

(2)          30-day London Interbank Offer Rate (“LIBOR”) was 1.0826% at December 31, 2008.

(3)          Prime rate was 3.61% at December 31, 2008.

(4)          One-month Eurodollar rate was 0.8% at December 31, 2008.

(5)          RBS Base Rate was 2.0% at December 31, 2008.

Our notes payable balance was $416.2 million at December 31, 2008, as compared to $243.9 million at December 31, 2007, and consists of borrowings and assumptions of debt related to our property acquisitions as well as the notes payable of our mezzanine borrowers we consolidate under FIN 46R and our borrowings under our $75 million senior secured credit facility.  Each of our notes payable is collateralized by one or more of our properties.  At December 31, 2008, our notes payable interest rates ranged from 2.7% to 6.3% with a weighted average interest rate of approximately 3.4%.  Of our $416.2 million in notes payable at December 31, 2008, $376.3 million represented debt subject to variable interest rates.  At December 31, 2008, our notes payable had maturity dates that range from January 2009 to January 2016.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At December 31, 2008, we were not aware of any non-compliance with our debt covenants under our loan agreements.

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

The credit facility may be increased to up to $150 million upon satisfaction of certain conditions including additions to the collateral pool.  We have unconditionally guaranteed payment of the $75 million senior secured revolving credit facility.  The availability of credit under the revolving credit facility is limited by the terms of the credit agreement.  As of December 31, 2008, the maximum availability under the revolving credit facility was $54.5 million.  The proceeds of the revolving credit facility were used to fund ongoing costs at our development properties, to fund a portion of our acquisition of the Central Europe Joint Venture, and for general corporate purposes.

On July 30, 2008, the existing debt of Frisco Square was replaced with a new $57.8 million credit agreement (“Frisco Square Loan”) with two banks.  The Frisco Square Loan consists of five separate tranches with varying payment terms and bears interest at annual rates based on LIBOR plus applicable margins ranging from 1.9% to 2.5%.  The Frisco Square Loan is secured by Frisco Square and matures on July 11, 2011, except for a $25.8 million tranche which matures July 28, 2009.  We have unconditionally guaranteed payment of the Frisco Square Loan.  The balance of the Frisco Square Loan was $56.5 million at December 31, 2008.

In March 2009, we amended our £12.7 million loan facility agreement with the Royal Bank of Scotland PLC (“RBS”) related to the Becket House leasehold interest.  Under the terms of the amended agreement, £1 million of the total principal balance outstanding is due and payable on April 30, 2009 with the remaining principal balance of £11.7 million plus accrued and unpaid interest due on March 9, 2011, the amended maturity date.  The interest rate under the amended agreement is equal to LIBOR plus 2.5%.

We have also unconditionally guaranteed payment of the notes payable related to Chase Park Plaza Hotel, Chase — Private Residences, Northborough Tower, and Crossroads.  The following table summarizes our contractual obligations for principal payments as of December 31, 2008:

Principal Payments Due:
2009	$76,145
2010	197,404
2011	103,931
2012	1,660
2013	16,664
Thereafter	19,244
Unamortized premium	1,131

$416,179

14.                               Stockholders’ Equity

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

Share Redemption Program

In February 2006, our board of directors authorized a share redemption program for stockholders who held their shares for more than one year. Under the program. the board of directors reserved the right in its sole discretion at any time, and from time to time, to ( I ) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. On March 30, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on the basis of circumstances of death, disability or need for long-term care. However, the board determined to not accept and to suspend until further notice redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care. In addition, the board approved certain amendments to the program. Under the amended and restated share redemption program, the per share redemption price will equal:

•                  until 18 months have passed without us selling shares in a public primary offering (or sooner if our board determines), the amount by which (a) the lesser of (i) 90% of the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (ii) 90% of the offering price of shares in our most recent public primary offering exceeds (b) the aggregate amount of net sale proceeds per share, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of our properties, or

•                  after 18 months have passed without us selling shares in a public primary offering (or sooner if our board determines), the lesser of (a) 100% of the average price per share the original purchaser or purchasers of shares paid for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) or (b) 90% of the estimated value per share, as disseminated to our stockholders by way of a distribution notice or account statement, quarterly or annual report or any other stockholder communication.

We redeemed 521,671 shares of common stock for $4.8 million during the year ended December 31, 2008, for an aggregate total of 678,404 shares of common stock redeemed since inception.

Distributions

We initiated the payment of monthly distributions in August 2006 in the amount of a 2% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0005479 per share.  In December 2006, our board of directors declared distributions to be paid in the first quarter of 2007 in the amount of a 2.5% annualized rate of return, calculated on a daily record basis of $0.0006849 per share.  In April 2007 and through March 2009, the declared distributions rate increased to a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share.  Pursuant to our Second Amended and Restated Distribution Reinvestment Plan (“Secondary DRIP”), stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through our distribution reinvestment plan (the “DRIP”) and Secondary DRIP is recorded when the shares are actually issued.

The following are the distributions declared during the years ended December 31, 2008 and 2007:

2008	Total	Cash	DRIP
4th Quarter	$4,143	$1,040	$3,103
3rd Quarter	4,129	999	3,130
2nd Quarter	4,076	978	3,098
1st Quarter	4,055	969	3,086

	$16,403	$3,986	$12,417

2007	Total	Cash	DRIP
4th Quarter	$3,915	$939	$2,976
3rd Quarter	3,217	773	2,444
2nd Quarter	2,254	523	1,731
1st Quarter	1,279	272	1,007

	$10,665	$2,507	$8,158

15.                               Stock-Based Compensation

The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors, and consultants of our affiliates.  In November 2008, the board of directors approved an amendment to the grantees’ stock option agreements for all awards granted prior to December 31, 2007, setting forth a revised vesting and expiration schedule.  Accordingly, all options that were previously outstanding and fully vested are subject to the revised vesting and expiration schedule as follows:  25% become exercisable in each of the calendar years 2010 and 2011 with the remaining 50% exercisable in the calendar year 2012.  Any vested awards not exercised in the calendar year specified are forfeited and no longer exercisable.  We did not recognize any incremental compensation cost resulting from these modifications.

On July 24, 2008, we issued options to purchase 5,000 shares of our common stock at $9.50 per share to each of our three independent directors pursuant to the Incentive Award Plan. The options issued become exercisable one year after the date of grant.  As of December 31, 2008, options to purchase 54,583 shares of stock were outstanding, of which none were fully vested, at a weighted average exercise price per share of $9.21.  The remaining contractual life of the outstanding options is five years.  Compensation expense associated with our Incentive Award Plan was not material for the years ended December 31, 2008, 2007, or 2006.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

16.                               Related Party Transactions

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

Behringer Securities LP (“Behringer Securities”), an affiliate of our advisor and the dealer manager for our initial public offering, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers; provided that Behringer Securities received 1% of the gross proceeds of purchases pursuant to our DRIP and does not receive any commissions for purchases pursuant to our Secondary DRIP.  Behringer Securities reallowed 100% of the commissions earned to participating broker-dealers.  In addition, up to 2% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; provided that Behringer Securities did not and does not receive dealer manager fees for purchases pursuant to our DRIP or Secondary DRIP.  Behringer Securities was permitted to reallow all or a portion of its dealer manager fees in an aggregate amount up to 2% of gross offering proceeds to broker-dealers participating in the public offering; provided, however, that Behringer Securities was permitted to reallow, in the aggregate, no more than 1.5% of gross offering proceeds for marketing fees and expenses, conference fees and non-itemized, non-invoiced due diligence efforts, and no more than 0.5% of gross offering proceeds for actual out-of-pocket and bona fide, separately invoiced due diligence expenses incurred as fees, costs or other expenses from third parties.  From inception through the termination date of the public offering on December 28, 2007, Behringer Securities’ commissions and dealer manager fees totaled $35.6 million and $10.7 million, respectively, and were recorded as a reduction to additional paid-in capital.  In the year ended December 31, 2008, Behringer Securities did not receive any commissions or dealer manager fees associated with our offering of common stock to the public as the initial public offering terminated on December 28, 2007.

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

Behringer Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Our advisor, or its affiliates, also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced.  Behringer Opportunity Advisors I or its predecessor-in-interest earned $4.5 million in acquisition and advisory fees and $0.9 million in acquisition expense reimbursements for our investments made during the year ended December 31, 2008.  In the year ended December 31, 2007, our advisor earned $12.8 million in acquisition and advisory fees and $2.6 million in acquisition expense reimbursements.  For property acquisitions, we capitalize these fees as part of our real estate, and for loans, we defer these fees to be amortized over the loan term.

We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred $2.4 million and $0.8 million of debt financing fees during the years ended December 31, 2008 and 2007, respectively.

We pay HPT Management Services LP, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our advisor and our property managers, fees for management and leasing of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 1% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  We incurred and expensed such fees totaling $1.7 million, $0.7 million, and $0.1 million in the years ended December 31, 2008, 2007, and 2006, respectively.

We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the year ended December 31, 2008, we expensed $4.7 million of asset

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

management fees and capitalized $0.2 million of asset management fees to real estate.  For the year ended December 31, 2007, we expensed $2.3 million of asset management fees and capitalized $0.3 million of asset management fees to real estate.  For the year ended December 31, 2006, we expensed $0.2 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate.

We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the year ended December 31, 2008, we incurred and expensed costs for administrative services totaling $1 million.  No such costs were incurred and expensed for the years ended December 31, 2007 and 2006.

At December 31, 2008, we had a payable to our advisor and its affiliates of $1.6 million.  This balance consists primarily of asset management fees and administrative service expenses payable to Behringer Opportunity Advisors I, management fees payable to BH Property Management, and other miscellaneous payables.  This payable is offset by a receivable from our advisor and its affiliates of $3.4 million.

We are dependent on Behringer Opportunity Advisors I and BH Property Management for certain services that are essential to us, including asset acquisition and disposition decisions, asset management, property management and leasing services, and other general administrative responsibilities.  In the event that these companies were unable to provide us with the respective services, we would be required to obtain such services from other sources.

17.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
	2008	2007	2006
Supplemental disclosure:
Interest paid, net of amounts capitalized	$14,511	$2,848	$103
Income taxes paid	$76	$—	$—

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$828	$237	$645
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$4,435	$7,261	$1,904
Capital expenditures for real estate under development of consolidated borrowers in accounts payable and accrued liabilities	$1,896	$7,897	$1,083
Conversion of notes receivable to investments in unconsolidated joint ventures	$—	$14,165	$—
Amortization of deferred financing fees in properties under development	$475	$44	$—
Amortization of deferred financing fees in properties under development of consolidated borrowers	$49	$115	$32

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$12,372	$8,443	$807
Assumed debt on acquisition of real estate investment	$22,229	$56,157	$55,000

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

18.                               Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007:

	2008 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues	$14,174	$15,406	$21,552	$22,155
Net loss	(2,177)	(2,924)	(5,485)	(24,115)
Basic and diluted weighted average shares outstanding	54,213	54,474	54,611	54,805
Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.10)	$(0.45)

	2007 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues	$5,209	$6,730	$10,501	$12,788
Net loss	(193)	(415)	(288)	(2,960)
Basic and diluted weighted average shares outstanding	20,700	30,023	42,500	36,338
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.08)

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Behringer Harvard Opportunity REIT I, Inc.

Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 31, 2009; such report is included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the Company listed in Item 15.  The financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2009

Behringer Harvard Opportunity REIT I, Inc.

Valuation and Qualifying Accounts and Reserves

Schedule II

December 31, 2007 and 2008

(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Year ended December 31, 2007
Allowance for doubtful accounts	$—	$127	$—	$—	$127

Year ended December 31, 2008
Allowance for doubtful accounts	$127	$200	$—	$121	$206

Behringer Harvard Opportunity REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2008

(amounts in thousands)

				Initial cost		Cost capitalized	Gross amount
				Land and	Building and	subsequent	carried at	Accumulated	Year of	Date	Depreciable
Property Name	Location	Encumbrances		improvements	improvements	to acquisition	close of period	depreciation	construction	acquired	life

Whitewater Property	Minnetonka, MN	$—		$976	$7,195	$111	8,282	$884	1997	3/1/2006	(2)
Ferncroft Corporate Center	Middleton, MA	18,000		5,185	19,665	1,136	25,986	2,026	1990	7/13/2006	(2)
Alexan Voss	Houston, TX	37,839	(1)	—	—	47,852	47,852	293	—	9/22/2006	(2)
Alexan Black Mountain	Henderson, NV	29,000	(1)	—	—	39,394	39,394	1,218	—	9/29/2006	(2)
Chase Park Plaza	St. Louis, MO	109,224		3,612	50,143	34,499	88,254	3,066	1922 - 1931	12/8/2006	(3)
Bent Tree Green	Dallas, TX	—		1,454	9,711	3,072	14,237	931	1983	12/13/2006	(2)
Las Colinas Commons	Irving, TX	—		2,785	9,718	2,367	14,870	1,032	1979 - 2001	12/20/2006	(2)
Santa Clara Tech Center	Santa Clara, CA	52,479		25,777	51,542	611	77,930	3,436	1984	5/2/2007	(2)
5000 S. Bowen Road	Arlington, TX	—		2,800	17,421	—	20,221	1,103	1983	5/10/2007	(2)
The Lodge & Spa at Cordillera	Vail, CO	—		9,398	7,468	(7,067)	9,799	433	1988	6/6/2007	(3)
Rio Salado Business Center	Phoenix, AZ	—		7,642	—	10,229	17,871	—	—	6/29/2007	(4)
Frisco Square	Frisco, TX	56,481		40,098	27,907	11,167	79,172	2,141	2002 - 2003	8/3/2007	(2)
Northpoint Central	Houston, TX	—		750	19,849	1,386	21,985	1,111	1982	9/13/2007	(2)
Regency Center	Houston, TX	—		3,600	15,399	617	19,616	802	1982	9/13/2007	(2)
2603 Augusta	Houston, TX	—		2,000	30,785	1,293	34,078	1,686	1984	9/13/2007	(2)
Northborough Tower	Houston, TX	21,897		1,400	31,401	203	33,004	1,048	1983	2/26/2008	(2)
Crossroads Office Park	San Diego, CA	25,000		10,830	23,401	51	34,282	468	1979	6/26/2008	(2)

Totals		$349,920		$118,307	$321,605	$146,921	$586,833	$21,678

(1) The mortgages payable of our mezzanine borrowers consolidated under FIN 46R are obligations of our mezzanine borrowers and are not payable by us.

(2) Buildings are 25 years

(3) Hotel is 39 years

(4) Properties under development

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31,
	2008	2007

Real Estate:
Balance at beginning of period	$477,114	$173,338
Acquisitions	139,885	379,323
Reclassification of real estate under development to condominium inventory	(19,176)	(75,547)
Impairment loss on hotel development	(10,990)	—
Cost of real estate sold	—	—
Balance at end of the period	$586,833	$477,114

Accumulated depreciation:
Balance at beginning of period	$6,719	$567
Depreciation expense	14,959	6,152
Disposals	—	—
Balance at end of the period	$21,678	$6,719

*****

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008.

3.2	Bylaws of the Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on November 30, 2004)

3.2(a)	Amendment to Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)

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

10.18

First Amendment to Amended and Restated Advisory Management Agreement by and between the Registrant and Behringer Harvard Opportunity Advisors I, LLC (previously filed in and incorporated by reference to Form 8-K filed on June 26, 2008)

10.19

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

10.20	Form of Amended and Restated Stock Option Agreement under Amended and Restated 2004 Incentive Award Plan (previously filed and incorporated by reference to Form 10-Q filed on November 14, 2008)

21.1*	List of Subsidiaries

23.1*	Consent of Deloitte & Touche LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certifications

99.1*	Amended and Restated Share Redemption Program

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