Form 10-Q
period 2009-03-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2009-05-15
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 30, 2009, the Registrant had 55,222,457 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2009

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Real estate
Land and improvements, net	$131,065	$131,028
Buildings and improvements, net	417,968	416,821
Real estate under development	18,300	17,306
Total real estate	567,333	565,155

Condominium inventory	92,616	94,723
Cash and cash equivalents	20,252	25,260
Restricted cash	4,812	4,134
Accounts receivable, net	16,508	14,946
Prepaid expenses and other assets	3,507	3,550
Leasehold interests, net	22,868	23,160
Investments in unconsolidated joint ventures	63,013	62,316
Furniture, fixtures and equipment, net	13,435	13,932
Deferred financing fees, net	5,723	6,407
Notes receivable	37,548	36,542
Lease intangibles, net	26,112	28,303
Other intangibles, net	8,855	9,025
Receivables from related parties	3,341	3,413
Total assets	$885,923	$890,866

Liabilities and Equity
Notes payable	$428,368	$416,179
Accounts payable	3,748	6,073
Payables to related parties	1,430	1,643
Acquired below-market leases, net	16,274	17,567
Accrued and other liabilities	23,412	26,037
Total liabilities	473,232	467,499

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Stockholders’ Equity:
Preferred stock, $.0001 par value per share;
50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share;
1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share;
350,000,000 shares authorized, 55,113,746 and 54,836,985 shares issued and outstanding at March 31, 2009, and December 31, 2008, respectively	6	5
Additional paid-in capital	491,749	489,139
Accumulated distributions and net loss	(75,487)	(66,085)
Accumulated other comprehensive loss	(6,841)	(5,194)
Total Behringer Harvard Opportunity REIT I, Inc. Stockholders’ Equity	409,427	417,865
Noncontrolling interest	3,264	5,502
Total equity	412,691	423,367
Total liabilities and equity	$885,923	$890,866

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2009	2008

Revenues
Rental revenue	$15,826	$12,213
Hotel revenue	824	1,961
Condominium sales	3,820	—

Total revenues	20,470	14,174

Expenses
Property operating expenses	6,505	5,526
Cost of condominium sales	3,842	—
Interest expense	4,134	2,271
Real estate taxes	2,310	1,545
Property management fees	600	514
Asset management fees	1,338	932
General and administrative	1,316	917
Advertising costs	182	515
Depreciation and amortization	7,763	5,655

Total expenses	27,990	17,875

Interest income	43	981

Loss before income taxes and equity in losses of unconsolidated joint ventures	(7,477)	(2,720)

Provision for income taxes	(51)	(47)
Equity in losses of unconsolidated joint ventures	(125)	(860)
Net loss	(7,653)	(3,627)
Add: Net loss attributable to the noncontrolling interest	2,321	1,450

Net loss attributable to Behringer Harvard Opportunity REIT I, Inc.	$(5,332)	$(2,177)

Weighted average shares outstanding:
Basic and diluted	55,032	54,213

Loss per share attributable to Behringer Harvard Opportunity REIT I, Inc.
Basic and diluted	$(0.10)	$(0.04)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Equity and Comprehensive Loss
(in thousands, except share amounts)
(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity

For the three months ended March 31, 2009:
Balance at January 1, 2009	1,000	$—	54,836,985	$5	$489,139	$(66,085)	$(5,194)	$5,502	$423,367

Redemption of common stock			(40,693)		(406)				(406)

Distributions declared on common stock						(4,070)			(4,070)

Contributions from non-controlling interest								97	97

Shares issued pursuant to Distribution Reinvestment Plan, net			317,454	1	3,016				3,017

Comprehensive loss:
Net loss						(5,332)		(2,321)	(7,653)

Other comprehensive income:
Foreign currency translation gain (loss)							(1,785)	(1)	(1,786)
Unrealized losses on interest rate derivatives							(61)	(13)	(74)
Reclassifications due to hedging activities							199	—	199

Total comprehensive loss								(2,336)	(9,314)

Balance at March 31, 2009	1,000	$—	55,113,746	$6	$491,749	$(75,487)	$(6,841)	$3,264	$412,691

For the three months ended March 31, 2008:
Balance at January 1, 2008	1,000	$—	54,056,354	$5	$481,521	$(14,982)	$(473)	$15,324	$481,395

Redemption of common stock			(54,021)		(490)				(490)

Distributions declared on common stock						(4,057)			(4,057)

Contributions from non-controlling interest								355	355

Shares issued pursuant to Distribution Reinvestment Plan, net			324,144		3,077				3,077

Comprehensive loss:
Net loss						(2,177)		(1,450)	(3,627)

Other comprehensive income:
Foreign currency translation gain							1	23	24
Unrealized losses on interest rate derivatives							(2,165)	(123)	(2,288)

Total comprehensive loss								(1,550)	(5,891)

Balance at March 31, 2008	1,000	$—	54,326,477	$5	$484,108	$(21,216)	$(2,637)	$14,129	$474,389

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,653)	$(3,627)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	6,608	4,569
Amortization of deferred financing fees	780	330
Equity in losses of unconsolidated joint ventures	125	860
Loss on derivatives	20	—
Unrealized loss on derivatives	—	(2,264)
Change in accounts receivable	(1,570)	(2,132)
Change in condominium inventory	1,677	(9,442)
Change in prepaid expenses and other assets	39	(884)
Change in accounts payable	(1,051)	(80)
Change in accrued and other liabilities	(556)	(3,636)
Change in payables to related parties	(141)	(42)
Addition of lease intangibles	(352)	(514)
Cash used in operating activities	(2,074)	(16,862)

Cash flows from investing activities:
Escrow deposits and pre-acquisition costs on real estate to be acquired	—	1,063
Purchases of real estate properties	—	(12,441)
Investment in unconsolidated joint ventures	(823)	(469)
Capital expenditures for real estate under development	(6,982)	(12,316)
Capital expenditures for real estate under development of consolidated borrowers	(583)	(7,739)
Additions of property and equipment	(1,939)	(741)
Change in restricted cash	(677)	192
Investment in notes receivable	(1,006)	(6,490)
Fees paid to related party for mezzanine loan arrangements	—	(1,448)
Cash used in investing activities	(12,010)	(40,389)

Cash flows from financing activities:
Financing costs	(183)	(317)
Proceeds from notes payable	5,893	16,392
Proceeds from mortgages of consolidated borrowers	1,551	11,065
Net borrowings on senior secured revolving credit facility	8,700	—
Payments on notes payable	(3,713)	(79)
Redemptions of common stock	(406)	(490)
Distributions	(1,047)	(965)
Contributions from noncontrolling interest holders	128	415
Distributions to noncontrolling interest holders	(30)	(171)
Cash provided by financing activities	10,893	25,850

Effect of exchange rate changes on cash and cash equivalents	(1,817)	(16)

Net change in cash and cash equivalents	(5,008)	(31,417)
Cash and cash equivalents at beginning of the period	25,260	78,498

Cash and cash equivalents at end of the period	$20,252	$47,081

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

We invest in and operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties.  We have also originated two mezzanine loans.  We completed our first property acquisition in March 2006, and, as of March 31, 2009, we wholly-owned 11 properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multifamily properties that we consolidate under FIN 46R, both of which were fully operational as of March 31, 2009.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

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

2.                          Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet as of March 31, 2009 and consolidated statements of equity, consolidated statements of operations, and cash flows for the three months ended March 31, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of March 31, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the three months ended March 31, 2009 and 2008.  Such adjustments are of a normal recurring nature.

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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  FIN 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions.  In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility, and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of buildings, any assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

Prior to the adoption of SFAS No. 141(R) on January 1, 2009, we allocated the purchase price of the real estate property we acquired to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, and identified intangible assets based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Upon the completion of a business combination, we recorded the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”

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

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of March 31, 2009, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately 12 years.

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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets as of March 31, 2009 is as follows:

Lease / Other Intangibles
April 1, 2009 - December 31, 2009	$1,335
2010	1,954
2011	1,365
2012	1,096
2013	629

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of March 31, 2009	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$443,768	$131,401	$38,410	$(25,711)	$23,253	$10,439
Less: depreciation and amortization	(25,800)	(336)	(12,298)	9,437	(385)	(1,584)

Net	$417,968	$131,065	$26,112	$(16,274)	$22,868	$8,855

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of December 31, 2008	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$438,228	$131,299	$39,399	$(25,917)	$23,477	$10,439
Less: depreciation and amortization	(21,407)	(271)	(11,096)	8,350	(317)	(1,414)

Net	$416,821	$131,028	$28,303	$(17,567)	$23,160	$9,025

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value.  In addition to land acquisition costs, land development costs, and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At March 31, 2009, condominium inventory consisted of $11.9 million of finished units and $80.7 million of work in progress.  As of December 31, 2008, condominium inventory consisted of $9.3 million of finished units and $85.4 million of work in progress.

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An impairment charge is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management’s plans for the property.  There were no impairment charges related to our condominium inventory for the three months ended March 31, 2009 or 2008.  However, we may experience impairment of our condominium inventory in the future.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $9 million and $8.6 million as of March 31, 2009 and December 31, 2008, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties.  The allowance for doubtful accounts was $0.3 million and $0.2 million as of March 31, 2009 and December 31, 2008, respectively.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, prepaid advertising, the fair value of certain derivative instruments, as well as inventory, prepaid insurance, and real estate taxes of our consolidated properties.  Inventory consists of food, beverages, linens, glassware, china, and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $4.1 million and $3.5 million as of March 31, 2009 and December 31, 2008, respectively.

Investment Impairment

For real estate we wholly own, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

In evaluating our investments for impairment, management may use appraisals and makes estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.  The value of our properties held for development depends on market conditions, including estimates of the project start date as well as estimates of future demand for the property type under development.  We have analyzed trends and other information related to each potential development and incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses.  Due to the judgment and assumptions applied in the estimation process with respect to impairments, including the fact that limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.

At March 31, 2009 and 2008, we believe the carrying value of our operating real estate assets, properties under development, investments in unconsolidated joint ventures, and mezzanine and bridge loans is currently recoverable.  Accordingly, there were no impairment charges for the three months ended March 31, 2009 or 2008.  However, if market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $5.7 million and $4.9 million as of March 31, 2009 and December 31, 2008, respectively.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Derivative Financial Instruments

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks and to minimize the variability caused by foreign currency translation risk related to our net investment in foreign real estate.  To accomplish these objectives, we use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR.  These instruments include LIBOR-based interest rate swaps and caps.  For our net investments in foreign real estate, we use foreign exchange put/call options to eliminate the impact of foreign currency exchange movements on our financial position.

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

As of March 31, 2009, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.  See Notes 5 and 12 for further information regarding our derivative financial instruments.

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

The British pound is the functional currency for our investment operating in London, England and the Euro is the functional currency for the operations of our Central Europe Joint Venture.  We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statement of equity.  The cumulative foreign currency translation adjustment was a loss of $4.1 million and $2.2 million as of March 31, 2009 and December 31, 2008, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss)(“AOCI”), which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP.  The components of accumulated other comprehensive income (loss) consist of foreign currency translation gains and losses and unrealized gains and losses on derivatives designated as hedges under SFAS No. 133.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $0.5 million and $1.4 million was recognized in rental revenues for the three months ended March 31, 2009 and 2008, respectively.  Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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

On May 18, 2006, the State of Texas enacted a law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  For each of the three months ended March 31, 2009 and 2008, we recognized a current and deferred tax provision of less than $0.1 million related to the Texas margin tax.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates.  We account for our incentive award plan in accordance with SFAS No. 123R, “Share-Based Payment.”  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  SFAS No. 123R also requires the tax benefits associated with these share-based payments to be classified as financing activities in the consolidated statement of cash flows, rather than as operating cash flows as required under previous regulations.  For the three months ended March 31, 2009 and 2008, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At March 31, 2009 and December 31, 2008, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Noncontrolling Interest

We apply SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” when recording noncontrolling interests.  We hold a primary beneficiary interest as a lender in two variable interest entities that own real estate properties and thus, we consolidate their accounts with and into our accounts.  Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments including the 5%, 10%, 10%, 19%, and 20% unaffiliated partners’ share of the equity in Chase Park Plaza, The Lodge & Spa at Cordillera, Rio Salado Business Center, Frisco Square, and Becket House, respectively, as well as 100% of the equity of the two properties we consolidated under FIN 46R as a lender and primary beneficiary.  Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Reportable Segments

FASB No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the three months ended March 31, 2009 and 2008.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  As of March 31, 2009 and 2008, we had options to purchase 54,583 and 39,583 shares of common stock outstanding at a weighted average exercise price of $9.21 and $9.10, respectively.  These options are excluded from the calculation of earnings per share for the three months ended March 31, 2009 and 2008 because the effect would be anti-dilutive.

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

4.                          New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.   We adopted the provisions of FSP SFAS 157-4 effective April 1, 2009, and we do not expect it to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We will begin including the required disclosures in our quarterly report on Form 10-Q for the quarter ending June 30, 2009.

In April 2009, the FASB issued FSPs 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary  Impairments,” to amend the current other-than-temporary impairment guidance for debt securities. The intent of these FSPs  is to improve the presentation and disclosure of other-than-temporary impairment of debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance on other-than-temporary impairment of equity securities. The FSPs will be effective for us for the quarter ending June 30, 2009. We do not believe the adoption of these FSPs will have a material impact on our financial statements.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Derivative financial instruments

Currently, we use interest rate swaps and caps to manage our interest rate risk and foreign exchange put/call options to manage the impact of foreign currency movements on our financial position for our net investments in  foreign real estate joint ventures.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.

To comply with the provisions of SFAS No. 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s performance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$997	$—	$997

Liabilities
Derivative financial instruments	$—	$5,248	$—	$5,248

Derivative financial instruments classified as assets are included in other assets on the balance sheet while derivative financial instruments classified as liabilities are included in other liabilities.  See Notes 3 and 12 for further information regarding our use of hedging instruments.

6.         Real Estate Investments

As of March 31, 2009, we wholly-owned 11 properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multifamily properties that we consolidate under FIN 46R, both fully operational as of March 31, 2009.  In addition, we have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of March 31, 2009 and December 31, 2008:

		Carrying Value of Investment
Property Name	Ownership Interest	March 31, 2009	December 31, 2008
Royal Island	31%	$22,174	$22,060
GrandMarc at Westberry Place	50%	7,429	7,324
GrandMarc at the Corner	50%	6,915	5,527
Central Europe Joint Venture	49%	26,495	27,405
Total		$63,013	$62,316

Our investments in unconsolidated joint ventures as of March 31, 2009 and December 31, 2008 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows:

	March 31, 2009	December 31, 2008
Real estate assets, net	$364,915	$371,223
Cash and cash equivalents	23,698	24,636
Other assets	3,950	2,791
Total assets	$392,563	$398,650

Notes payable	$237,437	$245,203
Other liabilities	27,413	25,442
Total liabilities	264,850	270,645

Equity	127,713	128,005
Total liabilities and equity	$392,563	$398,650

For the three months ended March 31, 2009 and 2008, we recognized $0.1 million and $0.9 million, respectively, of equity in losses.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three months ended March 31, 2009 and 2008 as follows:

	Three Months Ended March 31,
	2009	2008
Revenue	$5,600	$2,169

Operating expenses:
Operating expenses	1,346	646
Property taxes	206	221
Total operating expenses	1,552	867

Operating income	4,048	1,302

Non-operating expenses:
Depreciation and amortization	2,419	1,015
Interest and other, net	1,911	2,292
Total non-operating expenses	4,330	3,307

Net loss	$(282)	$(2,005)

Company’s share of net loss	$(125)	$(860)

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

Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN 46R and that we are the primary beneficiary of these variable interest entities.  Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing.  As of March 31, 2009, there was  $89 million of related real estate assets related to Alexan Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction loans.  The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities.  As of March 31, 2009, the outstanding principal balance under our mezzanine loans was $22.7 million, which is eliminated, along with accrued interest and loan origination fees, upon consolidation.  We, as the mezzanine lender, are in discussion with the mezzanine borrower and the senior construction lender to restructure and extend the Alexan Black Mountain note payable which matures in September 2009.

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas (“Royal Island”).  In December 2007, we committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property, of which $38.7 million including accrued interest and fees was outstanding to us at March 31, 2009 (See Note 8).  Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity under FIN 46R but that we are not the primary beneficiary.  Accordingly, we do not consolidate the Royal Island entity and instead account for it under the equity method of accounting in accordance with SOP 78-9, as amended and interpreted.  At March 31, 2009, there was approximately $134.4 million of real estate assets under development related to Royal Island.

8.         Notes Receivable

Chase Park Plaza Working Capital Loan

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.  At March 31, 2009, the note receivable balance was $1.9 million.

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

At March 31, 2009, the loan balance owed to us was $38.7 million which includes $3.1 million of accrued interest and fees included in receivables from related parties at March 31, 2009.  We have not recorded an allowance against the recorded balance as our estimates of the fair value of the Royal Island property securing the bridge loan significantly exceeds the current carrying value of the loan and accordingly, we believe it is probable that all of the outstanding balance is collectible.  In April 2009, we collected $2.1 million in unpaid interest and fees from the borrower.

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

9.         Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs to real estate under development.  During the three months ended March 31, 2009 we capitalized $5.2 million of such costs associated with real estate under development and certain investments accounted for by the equity method, including $0.7 million in interest costs.  Capitalized interest costs include interest expense and amortization of deferred financing costs.

Certain redevelopment costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza and The Lodge & Spa at Cordillera have been capitalized to condominium inventory on our consolidated balance sheet at March 31, 2009.  During the three months ended March 31, 2009, we capitalized a total of $1.6 million of such costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera.

During the first quarter of 2009, $0.1 million in costs were transferred from real estate under development to land on our balance sheet.  Also, during the first quarter of 2009, $4 million and $0.1 million of real estate under development costs were transferred to building and improvements and to furniture, fixtures, and equipment, respectively, on our balance sheet.

10.      Notes Payable

Our notes payable balance was $428.4 million at March 31, 2009, as compared to $416.2 million at December 31, 2008, and consists of borrowings and assumptions of debt related to our property acquisitions as well as the notes payable of our mezzanine borrowers we consolidate under FIN 46R and our borrowings under our $75 million senior secured credit facility.  Each of our notes payable is collateralized by one or more of our properties.  At March 31, 2009, our notes payable interest rates ranged from 2.1% to 6.3%, with a weighted average interest rate of approximately 3%.  Of our $428.4 million in notes payable at March 31, 2009, $388.6 million represented debt subject to variable interest rates.  At March 31, 2009, our notes payable have maturity dates that range from April 2009 to January 2016.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At March 31, 2009, we are not aware of any non-compliance with our debt covenants under our loan agreements.  We have unconditionally guaranteed payment of the notes payable related to Frisco Square, Chase Park Plaza Hotel, Chase — Private Residences, Northborough Tower, and Crossroads Office Park.

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

In February 2008, we entered into a senior secured revolving credit facility providing for up to $75 million of secured borrowings.  The initial credit facility allows us to borrow up to $75 million in revolving loans, of which up to $20 million is available for issuing letters of credit.  The credit facility may be increased to up to $150 million upon satisfaction of certain conditions including additions to the collateral pool.  We have unconditionally guaranteed payment of the $75 million senior secured revolving credit facility.  The availability of credit under the revolving credit facility is limited by the

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

terms of the credit agreement.  As of March 31, 2009, the maximum availability under the revolving credit facility was $69.3 million.  The outstanding balance under the revolving credit facility was $56.7 million.

The following table summarizes our contractual obligations for principal payments as of March 31, 2009:

Principal Payments Due:
April 1, 2009 - December 31, 2009	$58,838
2010	201,233
2011	129,634
2012	1,660
2013	16,664
Thereafter	19,244
Unamortized premium	1,095

$428,368

11.      Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of March 31, 2009 for our consolidated properties are as follows:

Future Minimum Lease Payments
April 1, 2009 - December 31, 2009	$30,403
2010	35,229
2011	33,029
2012	31,702
2013	18,182
Thereafter	47,747

Total	$196,292

As of March 31, 2009, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Kingsdell, L.P., our 5% unaffiliated partner in Chase Park Plaza and its hotel operator, leased the hotel and its operations and accounted for rental revenue of approximately $2 million, or approximately 12.6% of our aggregate rental revenues for the three months ended March 31, 2009.  There was no contingent rent included in rental revenue for the three months ended March 31, 2009.  Less than $4,000 of contingent rent was included in rental revenue for the three months ended March 31, 2008.

12.      Derivative Instruments and Hedging Activities

We account for our derivatives and hedging activities under SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133,” and SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted.  We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  In addition, we may be exposed to foreign currency exchange risk related to our net investments in the Becket House leasehold interest and the Central Europe Joint Venture.  Accordingly, our hedging strategy is to protect our net investments in foreign currency denominated entities against the risk of adverse changes in foreign currency to U.S. dollar exchange rates.

Derivative instruments classified as assets were reported at their combined fair values of $1 million and $1.3 million in prepaid expenses and other assets at March 31, 2009 and December 31, 2008, respectively.  Derivative instruments classified as liabilities were reported at their combined fair values of $5.2 million and $5.5 million in accrued and other liabilities at March 31, 2009 and December 31, 2008, respectively.  During the three months ended March 31, 2009 we recorded unrealized losses of $1.8 million to accumulated other comprehensive loss in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges under SFAS No. 133 to their

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

fair values at March 31, 2009.  Unrealized losses on interest rate derivatives for the three months ended March 31, 2009 reflect a reclassification of unrealized losses from accumulated other comprehensive loss to interest expense of $0.2 million.

The following table summarizes the notional values of our derivative financial instruments as of March 31, 2009.  The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2009, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Maturity	Fair Value Asset / (Liability)
Cash Flow Hedges
Interest rate cap - Santa Clara Tech Center	$35,115	6.00%	June 15, 2010	$—
Interest rate cap - Santa Clara Tech Center	$17,000	6.00%	June 15, 2010	$—
Interest rate cap - Chase - Private Residences	$30,000	6.00%	December 15, 2009	$—
Interest rate cap - Becket House	£12,700	5.75%	November 21, 2010	$2
Interest rate swap - Becket House	£12,700	5.50%	November 21, 2009	$(448)
Interest rate swap - Crossroads	$25,000	3.10%	November 1, 2010	$(912)

Net Investment Hedges
Foreign currency put - Becket House	£6,120	£1.30	November 23, 2011	$569
Foreign currency put - Central Europe Joint Venture	€17,000	€1.10	July 28, 2010	$426
Other
Interest rate swap - Chase Park Plaza Hotel	$80,594	3.82%	November 15, 2010	$(3,888)

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2009 and December 31, 2008.

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2009	Fair Value at December 31, 2008	Fair Value at March 31, 2009	Fair Value at December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:

Interest rate derivative contracts	Prepaid expenses and other assets	$2	$6	$—	$—
Interest rate derivative contracts	Accrued and other liabilities	—	—	(1,360)	(1,468)
Foreign exchange contracts	Prepaid expenses and other assets	995	1,267	—	—

Total derivatives designated as hedging instruments under SFAS 133		$997	$1,273	$(1,360)	$(1,468)

Derivatives not designated as hedging instruments under SFAS 133:

Interest rate derivative contract	Accrued and other liabilities	$—	$—	$(3,888)	$(4,050)

Total derivatives		$997	$1,273	$(5,248)	$(5,518)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations as of March 31, 2009 and 2008.

Derivatives in SFAS 133 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
Interest rate derivative contracts	$121	$(2,407)	$14	$—

(1)   Amounts related to interest rate derivative contracts are included in interest expense.

Derivatives in SFAS 133 Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
Foreign exchange contracts	$(272)	$263	$—	$—

(1)   We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

Derivatives Not Designated as Hedging Instruments Under SFAS 133

		Amount of Gain or (Loss)
		Recognized in Income on
	Location of Gain or (Loss)	Derivative
	Recognized in Income on	Three months ended March 31,
	Derivative	2009	2008
Interest rate derivative contract	Interest expense	$185	$—

Credit risk and collateral

Our credit exposure related to interest rate and foreign currency derivative instruments is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreements with the counterparty related to our interest rate caps of Santa Clara Tech Center and Chase — The Private Residences, cash deposits may be required to be posted by the counterparty whenever their credit rating falls below certain levels.  Based on our agreement with the counterparty related to our interest rate swap of Crossroads Office Park, we may be required to post cash collateral of up to $0.6 million if the lender’s obligation to lend under our senior secured credit facility is terminated or the lender ceases to be a party to the senior secured credit facility and the value of the derivative is a liability on our consolidated balance sheet.  At March 31, 2009, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.  See Notes 3 and 5 for further information on our derivative instruments.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

13.      Distributions

We initiated the payment of monthly distributions in August 2006 in the amount of a 2% annualized rate of return, based on an investment in our common stock of $10.00 per share and calculated on a daily record basis of $0.0005479 per share.  In December 2006, our board of directors declared distributions to be paid in the first quarter of 2007 in the amount of a 2.5% annualized rate of return, calculated on a daily record basis of $0.0006849 per share.  In April 2007, and through March 2009, the declared distributions rate increased to a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share.  Pursuant to our Second Amended and Restated Distribution Reinvestment Plan (the “DRIP”), stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRIP is recorded when the shares are actually issued.

The following are the distributions declared for the first quarter ended March 31, 2009 and 2008:

2009	Cash	DRIP	Total	Per Share
1st Quarter	$1,063	$3,007	$4,070	$0.07

2008	Cash	DRIP	Total	Per Share
1st Quarter	$969	$3,086	$4,055	$0.07

14.      Related Party Transactions

Behringer Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with our offering of common stock to the public, and in connection with the acquisition, management, and sale of our assets.  We terminated our initial public offering on December 28, 2007 and currently are offering shares of our common stock only to our existing stockholders through the DRIP.

Behringer Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Our advisor, or its affiliates, also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced.  Behringer Opportunity Advisors I or its predecessor-in-interest did not earn acquisition and advisory fees or acquisition expense reimbursements in the three months ended March 31, 2009.  In the three months ended March 31, 2008, we incurred $0.8 million in acquisition and advisory fees and $0.2 million in acquisition expense reimbursements.

We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the three months ended March 31, 2009.  We incurred $0.2 million of debt financing fees during the three months ended March 31, 2008.

We pay HPT Management Services LP, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  We incurred and expensed property management fees or oversight fees totaling $0.5 million and $0.2 million in the three months ended March 31, 2009 and 2008, respectively.  We did not incur any construction management fees to BH Property Management for either of the three months ended March 31, 2009 or 2008.

We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the three months ended March 31, 2009, we expensed $1.3 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate.  For the three months ended March 31, 2008, we expensed $0.9 million of asset management fees and capitalized $0.1 million of asset management fees to real estate.

We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the three months ended March 31, 2009 and 2008, we incurred and expensed costs for administrative services totaling $0.5 million and $0.1 million, respectively.

At March 31, 2009, we had a payable to our advisor and its affiliates of $1.4 million.  This balance consists primarily of asset management fees and administrative service expenses payable to Behringer Opportunity Advisors I, management fees payable to BH Property Management, and other miscellaneous payables.  This payable is offset by a receivable from our advisor and its affiliates of $0.2 million, which is included in receivables from related parties at March 31, 2009.

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

On July 24, 2008, we issued options to purchase 5,000 shares of our common stock at $9.50 per share to each of our three independent directors pursuant to the Incentive Award Plan. The options issued become exercisable one year after the date of grant.  As of March 31, 2009, options to purchase 54,583 shares of stock were outstanding, of which none were fully vested, at a weighted average exercise price per share of $9.21.  The remaining contractual life of the outstanding options is five years.  Compensation expense associated with our Incentive Award Plan was not material for the three months ended March 31, 2009 or 2008.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

16.                   Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Three months ended March 31,
	2009	2008
Supplemental disclosure:
Interest paid, net of amounts capitalized	$3,581	$2,622

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$513	$575
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$2,944	$6,558
Capital expenditures for real estate under development of consolidated borrowers in accounts payable and accrued liabilities	$—	$7,252
Amortization of deferred financing fees in properties under development	$87	$45
Amortization of deferred financing fees in properties under development of consolidated borrowers	$—	$7

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$1,975	$3,078
Assumed debt on acquisition of real estate investment	$—	$22,229

*****

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC and the risks identified in Part II, Item 1A of this quarterly report.

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of buildings, any assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

Prior to the adoption of SFAS No. 141(R) on January 1, 2009, we allocated the purchase price of the real estate property we acquired to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, and identified intangible assets based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Upon the completion of a business combination, we recorded the tangible assets acquired, consisting of land and buildings, any assumed debt, identified intangible assets and asset retirement obligations based on their fair values in accordance with SFAS No. 141, “Business Combinations.”

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

In evaluating our investments for impairment, management may use appraisals and makes estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.  The value of our properties held for development depends on market conditions, including estimates of the project start date as well as estimates of future demand for the property type under development.  We have analyzed trends and other information related to each potential development and incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses.  Due to the judgment and assumptions applied in the estimation process with respect to impairments, including the fact that limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.

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

Overview

During 2008 and continuing into the first quarter of 2009, the U.S. economy experienced a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear as to when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values.

Results of Operations

As of March 31, 2009, we had invested in 22 assets:  11 consolidated wholly-owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-used property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two multifamily development properties as a mezzanine lender consolidated under FIN 46R.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

As of March 31, 2008, we had invested in 20 assets:  ten consolidated wholly-owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-use property; one investment in an island development accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two apartment development properties as a mezzanine lender consolidated under FIN 46R.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of the Bahamas, and London, England.

Three months ended March 31, 2009 as compared to three months ended March 31, 2008

Revenues.  Our total revenues increased by $6.3 million to $20.5 million for the three months ended March 31, 2009 as compared to $14.2 million for the three months ended March 31, 2008.  The increase in revenues is primarily due to:

•                  rental revenue of $0.9 million from Crossroads Office Park which was acquired in June 2008;

•                  an increase in rental revenue of $1 million from Northborough Tower, which was acquired on February 26, 2008 and therefore contributed only one month of revenue to the three months ended March 31, 2008; and

•                  condominium sales of $3.8 million as of March 31, 2009 as compared to no condominium sales as of March 31, 2008.

Hotel revenues for the three months ended March 31, 2009 totaled $0.8 million as compared to $2 million for the three months ended March 31, 2008, and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera.  The decrease is primarily due to a 36.4% decrease in occupancy and a softening of the average daily room rate at The Lodge & Spa at Cordillera for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

We closed on the sale of five condominium units at The Private Residences at The Chase Park Plaza during the three months ended March 31, 2009.  Of the remaining 66 units, 25 units were under sales contracts with non-refundable deposits and six units were reserved with refundable deposits as of March 31, 2009.

We expect rental revenue to be flat for the remainder of 2009 due to slowing lease-up of available space at our operating properties and moderating rental rates on rollover of existing leases in the current weak economy.  Condominium sales are expected to increase as we complete construction of units and close sales at The Private Residences at The Chase Park Plaza.

Property Operating Expenses.  Property operating expenses for the three months ended March 31, 2009 were $6.5 million as compared to $5.5 million for the three months ended March 31, 2008, and were comprised of operating expenses from our consolidated properties.  The increase in property operating expenses was primarily due to the operating expenses incurred by both Crossroads Office Park, acquired in June 2008, and by Northborough Tower, acquired in late February 2008, totaling $0.6 million.  In addition, property operating expenses for Alexan Voss increased by $0.5 million as this property was still under construction and therefore not operational during the first three months of 2008.  These increases were partially offset by a decrease in property operating expenses related to Cordillera of $0.5 million due to decreased occupancy levels.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the three months ended March 31, 2009 were $3.8 million.  We did not have any such sales and related costs for the three months ended March 31, 2008.

Interest Expense.  Interest expense for the three months ended March 31, 2009 was approximately $4.1 million as compared to approximately $2.3 million for the three months ended March 31, 2008 and was primarily due to the increase in notes payable balances related to our acquisition of real estate properties and borrowings under our senior secured credit facility.  Our total notes payable at March 31, 2009 was $428.4 million as compared to $293.5 million at March 31, 2008.  In addition, interest costs associated with our investment properties under development are capitalized rather than expensed until development is complete and the asset is operational.  For the three months ended March 31, 2009, we capitalized $0.7 million of interest costs for properties under development compared to $2.8 million of such interest costs for the three months ended March 31, 2008.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended March 31, 2009 were $2.3 million as compared to $1.5 million for the three months ended March 31, 2008 and were comprised of real estate taxes from each of our consolidated properties.  The increase in real estate taxes is primarily due to our increased number of consolidated real estate properties.  We expect increases in real estate taxes in the future as available space at our operating properties is leased-up.

Property/Asset Management Fees.  Property and asset management fees for the three months ended March 31, 2009 totaled $1.9 million as compared to $1.4 million for the three months ended March 31, 2008 and were comprised of fees incurred by our consolidated properties.  We expect increases in property and asset management fees in the future as available space at our operating properties is leased-up.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2009 were $1.3 million as compared to $0.9 million for the three months ended March 31, 2008 and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.  The increase is primarily due to a $0.5 million reimbursement to Behringer Harvard Opportunity Advisors for expenses incurred by them in the first quarter of 2009 for services provided to us.  There was no reimbursement for such services in the first quarter of 2008.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2009 was $7.8 million as compared to $5.7 million for the three months ended March 31, 2008 and was comprised of depreciation and amortization of our consolidated properties.  The increase in depreciation and amortization expense was primarily due to the increased number of operating properties and investments for the three months ended March 31, 2009, including Alexan Black Mountain, Alexan Voss, Northborough Tower, and Crossroads Office Park, as compared to the three months ended March 31, 2008.

Advertising Costs.  Advertising costs for the three months ended March 31, 2009 decreased by $0.3 million to $0.2 million as of March 31, 2009 as compared to $0.5 million for the three months ended March 31, 2008 and consisted of marketing and advertising costs related to The Lodge & Spa at Cordillera and to Chase Park Plaza.

Interest Income.  Interest income was less than $0.1 million and $1 million for the three months ended March 31, 2009 and 2008, respectively, and was comprised primarily of interest income associated with our notes receivable and funds on deposit with banks.  The decrease in interest income is primarily due to a decrease in average funds on deposit with banks and lower interest rates.

Equity in Losses of Unconsolidated Joint Ventures.  Equity in losses of unconsolidated joint ventures totaled $0.1 million for the three months ended March 31, 2009 as compared to $0.9 million for the three months ended March 31, 2008, and consisted of net losses of $0.2 million for our noncontrolling interests in Royal Island, GrandMarc at Westberry Place, GrandMarc at the Corner, offset by net income of $0.1 million from our noncontrolling interest in the Central Europe Joint Venture for the three months ended March 31, 2009, as compared to the net losses of our noncontrolling interests in Royal Island, GrandMarc at Westberry Place, and GrandMarc at the Corner for the three months ended March 31, 2008.

Noncontrolling Interest.  Noncontrolling interest for the three months ended March 31, 2009 and 2008 was $2.3 million and $1.5 million, respectively and reduced our net loss for each period.  Noncontrolling interest represents the net income or loss that is not allocable to us from properties that we consolidate.

Cash Flow Analysis

Cash flows used in operating activities for the three months ended March 31, 2009 were $2.1 million and were comprised primarily of the net loss of $7.7 million offset by depreciation and amortization expense of $6.6 million.  During the three months ended March 31, 2008, cash flows used by operating activities were $16.9 million and were comprised primarily of the net loss of $3.6 million and a change in accounts receivable of $2.1 million, adjusted for depreciation and amortization expense of $4.6 million, an increase in condominium inventory of $9.4 million and a decrease in accrued and other liabilities of $3.6 million. Operating cash flows are expected to be flat due to rental revenue stabilizing on our operating properties combined with lower hotel revenues at The Lodge and Spa at Cordillera offset by higher condominium sales at The Private Residences at The Chase Park Plaza.

Cash flows used in investing activities for the three months ended March 31, 2009 were $12 million and primarily represent capital expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $7.6 million and additions of property and equipment of $1.9 million.  During the three months ended March 31, 2008, cash flows used in investing activities were $40.4 million and primarily represented acquisitions of real estate totaling $12.4 million, capital expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $20.1 million, and investment in notes receivable of $6.5 million.

Cash flows provided by financing activities for the three months ended March 31, 2009 were $10.9 million and were comprised primarily of net borrowings on our senior secured revolving credit facility of $8.7 million and proceeds from notes payable of $5.9 million, offset by payments on notes payable of $3.7 million.  Cash flows provided by financing activities for the three months ended March 31, 2008 were $25.9 million and were comprised primarily of proceeds from notes payable of $16.4 million related to development activities at our Chase Park and Frisco Square properties and proceeds from mortgages of our consolidated borrowers of $11.1 million.

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

Our notes payable increased to $428.4 million at March 31, 2009 from $416.2 million at December 31, 2008 primarily as a result of notes payable associated with property acquisitions.  Each of our loans is secured by one or more of our properties.  At March 31, 2009, our notes payable interest rates ranged from 2.1% to 6.3%, with a weighted average interest rate of 3%.  Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity.  At March 31, 2009, our notes payable had maturity dates that range from April 2009 to January 2016.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At March 31, 2009, we believe we were in compliance with each of the debt covenants under our loan agreements.

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

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility.  At March 31, 2009, we have two notes payable on our consolidated balance sheet relating to our partnerships in investments which we consolidate scheduled to mature as follows:

Description	Balance at March 31, 2009	Scheduled Maturity
Frisco Square I, LLC (Land)	25,789	07/28/09
Alexan Black Mountain	29,000	09/29/09

Total debt maturing in 2009	$54,789

In March 2009, we amended and extended our £12.7 million (US$18.3 million) loan facility agreement with the Royal Bank of Scotland PLC (“RBS”) related to the Becket House leasehold interest.  Under the terms of the amended agreement, £1 million of the total principal balance outstanding is due and payable on April 30, 2009 (which was paid by the due date) with the remaining principal balance of £11.7 million plus accrued and unpaid interest due on March 9, 2011, the amended maturity date.  The interest rate under the amended agreement is equal to LIBOR plus 2.5%. Under the terms of the Frisco Square I loan agreement, we have the ability to extend the note for one year upon satisfaction of certain conditions.  The note payable related to Alexan Black Mountain is not our obligation but is the obligation of our mezzanine borrower.  We, as the mezzanine lender, are in discussion with the mezzanine borrower and the senior construction lender to restructure and extend the Alexan Black Mountain note payable which matures in September 2009.

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

The credit facility may be increased to up to $150 million upon satisfaction of certain conditions including additions to the collateral pool.  We have unconditionally guaranteed payment of the $75 million senior secured revolving credit facility.  The availability of credit under the senior secured credit facility is limited by the terms of the Credit Agreement.  As of March 31, 2009, the maximum availability under the senior secured credit facility was $69.3 million and the outstanding balance was $56.7 million.  The proceeds of the senior secured credit facility were used to fund ongoing costs at our development properties, to fund a portion of our acquisition of the Central Europe Joint Venture, and for general corporate purposes.

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

Our calculation of FFO for the three months ended March 31, 2009 and 2008 is presented below (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008

Net Loss	$(7,653)	$(3,627)
Net loss attributable to noncontrolling interest	2,321	1,450
Adjustments for:
Real estate depreciation (1)	6,314	3,999
Real estate amortization (1)	2,639	2,165
Noncontrolling interest depreciation & amortization(2)	(1,001)	(511)

Funds from operations (FFO)	$2,620	$3,476

GAAP weighted average shares:
Basic and diluted	55,032	54,213
FFO per share	$0.05	$0.06

(1) This represents the depreciation and amortization expense of the properties we consolidate and our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.

(2) This reflects the noncontrolling interest adjustment for the third-party partners’ proportionate share of the real estate depreciation and amortization.

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of $0.5 million and $1.4 million was recognized for the three months ended March 31, 2009 and 2008, respectively.

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues $1.2 million for both of the three months ended March 31, 2009 and 2008.

•                  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million for both of the three months ended March 31, 2009 and 2008.

•                  Bad debt expense of $0.2 million and $0.1 million was recognized for the three months ended March 31, 2009 and 2008, respectively.

•                  Amortization of deferred financing costs of $0.8 million and $0.3 million was recognized as interest expense for mortgages and notes payable for the three months ended March 31, 2009 and 2008, respectively; and $0.2 million and $0.1 million was recognized as a reduction of interest income for the three months ended March 31, 2009 and 2008, respectively.

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

Our calculation of NOI for the three months ended March 31, 2009 and 2008 is presented below:

	Three Months Ended March 31,
	2009	2008

Revenues	$20,470	$14,174

Operating expenses:
Property operating expenses	6,505	5,526
Real estate taxes	2,310	1,545
Cost of condominium sales	3,842	—
Property management fees	600	514
Total operating expenses	13,257	7,585

Net operating income	$7,213	$6,589

Reconciliation to Net Loss

Net operating income	$7,213	$6,589

Less:
Depreciation and amortization	(7,763)	(5,655)
General and administrative expense	(1,316)	(917)
Interest expense	(4,134)	(2,271)
Asset management fees	(1,338)	(932)
Advertising costs	(182)	(515)
Provision for income tax	(51)	(47)
Equity in losses on unconsolidated JVs	(125)	(860)
Add:
Interest income	43	981

Net loss	$(7,653)	$(3,627)

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition, and other factors that our board deems relevant.  The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all.  If the current economic conditions continue, our board could determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

The distributions paid during the three months ended March 31, 2009 were $4.1 million.  For the three months ended March 31, 2009, cash flow used in operating activities was $2.1 million.  Accordingly, for the three months ended March 31, 2009, distributions were funded from borrowings on our senior secured credit facility.

The following are the distributions paid and declared for the three months ended March 31, 2009 and 2008.

				Total	Declared
	Distributions Paid			Distributions	Distribution
2009	Cash	DRIP	Total	Declared	Per Share
First Quarter	$1,048	$3,015	$4,063	$4,070	$0.07

				Total	Declared
	Distributions Paid			Distributions	Distribution
2008	Cash	DRIP	Total	Declared	Per Share
First Quarter	$964	$3,079	$4,043	$4,055	$0.07

Distributions declared per share assumes the share was issued and outstanding each day during the period and is based on a declared daily distribution for the period of $0.0008219 per share per day.  Each day during the first quarter was a record date for distributions.

Over the long term, we expect that more of our distributions will be paid from cash flow from operations (except with respect to distributions related to sales of our assets).  However, operating performance cannot be accurately predicted due to numerous factors, including the financial performance of our investments in the current real estate environment, the types and mix of investments in our portfolio and the accounting treatment of our investments in accordance with our accounting policies.  As a result, future distributions declared and paid may continue to exceed cash flow from operating activities.

Share Redemption Plan

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 30, 2009, our board of directors suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care.  On May 11, 2009, our board of directors approved certain amendments to the program which are described in more detail in Part II, Item 2 of this quarterly report.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

For our net investments in foreign real estate properties, we use British pound and Euro foreign currency forward exchange contracts and foreign currency put/call options to eliminate the impact of foreign currency movements on our financial position.  At March 31, 2009, our foreign currency derivative contracts were reported at their fair value of  $1 million within prepaid expenses and other assets in our consolidated balance sheet.  A 10% increase in the respective forward foreign currency - US dollar exchange rate would result in a $0.3 million decrease in fair value.  A 10% decrease in the respective forward foreign currency - US dollar exchange rate would result in a $0.6 million increase in fair value.

We maintain approximately $0.3 million in Euro-denominated accounts at European financial institutions.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.  We do not enter into derivatives for trading or speculative purposes, nor do we maintain any market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $428.4 million in notes payable at March 31, 2009, $388.6 million represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidated under FIN 46R.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $2.7 million.

At March 31, 2009, interest rate caps used to mitigate our interest rate risk classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  Interest rate swaps classified as liabilities were reported at their combined fair values of $5.2 million in other liabilities at March 31, 2009.  A 100 basis point decrease in interest rates would result in a $1.6 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $1.9 million net increase in the fair value of our interest rate caps and swaps.

Item 4T.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.                                                  Risk Factors.

The following risk factors update and should be read in conjunction with the risk factors contained in the “Risk Factors” section set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory and property management services, if Behringer Harvard Holdings is unable to meet its obligations we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

Behringer Harvard Holdings, through one or more of its subsidiaries, owns and controls our advisor and our property manager. The operations of our advisor and our property manager rely substantially on Behringer Harvard Holdings. In light of the common ownership of these entities and their reliance on Behringer Harvard Holdings, we consider the financial condition of Behringer Harvard Holdings when assessing the financial condition of our advisor and our property manager.  Behringer Harvard Holdings is largely dependent on fee income from its sponsored real estate programs.  The current real estate market disruptions could adversely affect the amount of such fee income.  In the event that Behringer Harvard Holdings becomes unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant disruption of our business and would likely adversely affect the value of your investment in us.

From time to time, we may rely on financial institutions for debt financing and, as a result, may be adversely affected by the failure of a financial institution to honor its lending obligations.

From time to time, we may rely on financial institutions for financing acquisitions, for financing development projects in which we invest, for funding credit facilities used for general corporate purposes or for other funding needs.  As a result of the recent and continuing economic slowdown and financial market disruptions, certain financial institutions have become insolvent or been served with cease and desist orders or other administration actions by federal bank regulators due to a lack of required capital.  While not presently an issue for us, some of these financial institutions may become insolvent, enter into receivership or otherwise become unable to fulfill or be prevented from fulfilling their respective financial obligations to their borrowers.  Should a financial institution on which we rely fail to meet its funding obligations to us or to an entity in which we have invested, our liquidity or the liquidity of the entity in which we have invested could be materially adversely affected, we could become unable to take advantage of acquisition opportunities and we could suffer losses on development projects or other investments that require additional capital.  Furthermore, if the loan is made to an entity in which we have invested, such as a development project, and we and our affiliates are not parties to the loan, we will be unable to take direct action against the financial institution to compel it to honor its financial obligations.  In addition, if a financial institution on which we rely becomes insolvent or enters into receivership, or if other regulatory action is taken against it, we may not be able to enforce any contractual rights we would otherwise have against it.

Item 2.                                                           Unregistered Sales of Equity Securities

Public Offering of Common Stock

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 30, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability or need for long-term care (referred to herein as “exceptional redemptions”).  However, the board determined to not accept and to suspend until further notice redemptions other than exceptional redemptions.

On May 11, 2009, our board approved certain amendments to the program.  Under the amended and restated share redemption program, the per share redemption price will equal:

•                  in the case of redemptions other than exceptional redemptions, 90% of the most recently disclosed estimated value per share (the “valuation”) as determined in accordance with our valuation policy (the “valuation policy”), as such valuation policy is amended from time to time; provided, however, that the purchase price per share may not exceed: (1) prior to the first valuation conducted by our board, or a committee thereof (the “initial board valuation”), under the valuation policy, 90% of the original share price (as defined herein) less the aggregate amount of net sale proceeds per share, if any, distributed to stockholders prior to the redemption date as a result of the sale of one or more of our properties (the “sale distributions”); or (2) on or after the initial board valuation, the original share price less any sale distributions; and

•                  in the case of exceptional redemptions, (1) prior to the initial board valuation, the original share price less any sale distributions; or (2) on or after the initial board valuation, the most recently disclosed valuation, provided, however, that the purchase price per share may not exceed the original share price less any sale distributions.

“Original share price” means the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

Notwithstanding the redemption prices set forth above, our board of directors may determine, whether pursuant to formulae or processes approved or set by our board, the redemption price of the shares, which may differ between exceptional and other redemptions; provided, however, that we must provide at least 30 days’ notice to stockholders before applying this new price determined by the board.

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided, that in no event may the funds used for redemption during any period exceed the amount of gross proceeds generated from the sale of shares through the DRIP during that period.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through the DRIP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

The information set forth above with respect to the redemption program does not purport to be complete in scope and is qualified in its entirety by the full text of the redemption program, which is being filed as Exhibit 99.1 and is incorporated into this report by reference.

During the quarter ended March 31, 2009, we redeemed shares as follows:

2009	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January	—	$—	—
February	40,692	$9.97	40,692	(1)
March	—	$—	—

	40,692	$9.97	40,692	(1)

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

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

None.

Item 5.                                                           Other Information.

Adoption of Valuation Policy

On May 11, 2009, our board of directors adopted a valuation policy in respect of estimating the per share value of our common stock in order to assist fiduciaries in discharging their obligations under ERISA reporting requirements and to assist broker-dealers in connection with their obligations under applicable FINRA Rules with respect to customer account statements.

Under the valuation policy, we are required to provide to our stockholders a per share estimated value of our common stock on a periodic basis, generally annually.  Until 18 months have passed without a sale in an offering of our common stock (or other securities from which the board believes the value of a share of common stock can be estimated), not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, we generally will use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock.  No later than 18 months after the last sale in an offering, we will disclose an estimated per share value that is not based solely on the offering price of securities in such offering.  This estimate will be determined by our board of directors, or a committee thereof, after consultation with Behringer Opportunity Advisors I, or if we are no longer administered by Behringer Opportunity Advisors I, our officers, and employees, subject to the restrictions and limitations set forth in the valuation policy.  After first publishing an estimate by the board of directors within 18 months after an offering, we will repeat the process of estimating share value of the common stock periodically thereafter, generally annually.

The information set forth above with respect to the valuation policy does not purport to be complete in scope and is qualified in its entirety by the full text of the valuation policy, which is being filed as Exhibit 99.2 and is incorporated into this report by reference.

Adoption of Amendment to Second Amended and Restated Distribution Reinvestment Plan

On May 11, 2009, our board of directors adopted the First Amendment to the DRIP (the “Amendment to the DRIP”).  The Amendment to the DRIP clarifies the prices at which participants may invest in additional shares of our common stock.  Prior to the termination of our current public offering of shares of our common stock pursuant to the DRIP, participants may invest their distributions in shares of our common stock at a price equal to 95% of the most recently disclosed estimated value per share as determined in accordance with our valuation policy, as amended from time to time.

Further, pursuant to the Amendment to the DRIP, regardless of the pricing determined as described above our board of directors also may determine, from time to time, in its sole discretion, the price at which distributions may be reinvested in shares of our common stock; provided that if our board of directors makes such determination, we will deliver a notice regarding the new price to each participant at least 30 days prior to the effective date of the new price.

In all other material respects, the terms of the DRIP remain unchanged.  The information set forth above with respect to the Amendment to the DRIP does not purport to be complete in scope and is qualified in its entirety by the full text of the Amendment to the DRIP, which is being filed as Exhibit 4.2 and is incorporated into this report by reference.

Item 6.                                                           Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: May 15, 2009	By:	/s/ Gary S. Bresky
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

4.2*	First Amendment to the Second Amended and Restated Distribution Reinvestment Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certifications (furnished herewith)

99.1*	Second Amended and Restated Share Redemption Program

99.2*	Policy for Estimation of Common Stock Value

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