Form 10-Q
period 2009-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2009-08-14
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, the Registrant had 55,551,355 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Real estate
Land and improvements, net	$131,345	$131,028
Buildings and improvements, net	416,802	416,821
Real estate under development	18,229	17,306
Total real estate	566,376	565,155

Condominium inventory	88,310	94,723
Cash and cash equivalents	18,083	25,260
Restricted cash	6,163	4,134
Accounts receivable, net	16,643	14,946
Prepaid expenses and other assets	3,072	3,550
Leasehold interests, net	23,796	23,160
Investments in unconsolidated joint ventures	62,990	62,316
Furniture, fixtures and equipment, net	13,083	13,932
Deferred financing fees, net	5,115	6,407
Notes receivable	41,626	36,542
Lease intangibles, net	25,011	28,303
Other intangibles, net	8,686	9,025
Receivables from related parties	1,544	3,413
Total assets	$880,498	$890,866

Liabilities and Equity
Notes payable	$433,240	$416,179
Accounts payable	3,425	6,073
Payables to related parties	1,415	1,643
Acquired below-market leases, net	14,967	17,567
Accrued and other liabilities	23,190	26,037
Total liabilities	476,237	467,499

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Stockholders’ Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 55,190,612 and 54,836,985 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively	6	5
Additional paid-in capital	492,464	489,139
Accumulated distributions and net loss	(84,581)	(66,085)
Accumulated other comprehensive loss	(4,678)	(5,194)
Total Behringer Harvard Opportunity REIT I, Inc. Stockholders’ Equity	403,211	417,865
Noncontrolling interest	1,050	5,502
Total equity	404,261	423,367
Total liabilities and equity	$880,498	$890,866

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues
Rental revenue	$15,755	$14,172	$31,581	$26,385
Hotel revenue	674	1,234	1,498	3,195
Condominium sales	8,109	—	11,929	—

Total revenues	24,538	15,406	45,008	29,580

Expenses
Property operating expenses	6,653	5,823	13,158	11,349
Cost of condominium sales	8,178	—	12,020	—
Interest expense	4,057	2,676	8,191	4,947
Real estate taxes	2,125	1,786	4,435	3,331
Impairment charge	2,732	—	2,732	—
Property management fees	599	684	1,199	1,198
Asset management fees	1,441	1,011	2,779	1,943
General and administrative	1,668	905	2,984	1,822
Advertising costs	217	630	399	1,145
Depreciation and amortization	7,251	6,112	15,014	11,767

Total expenses	34,921	19,627	62,911	37,502

Interest income	36	554	79	1,535

Loss before income taxes and equity in losses of unconsolidated joint ventures	(10,347)	(3,667)	(17,824)	(6,387)

Provision for income taxes	(47)	(52)	(98)	(99)
Equity in losses of unconsolidated joint ventures	(1,456)	(671)	(1,581)	(1,531)
Net loss	(11,850)	(4,390)	(19,503)	(8,017)
Add: Net loss attributable to the noncontrolling interest	2,756	1,466	5,077	2,916

Net loss attributable to Behringer Harvard Opportunity REIT I, Inc.	$(9,094)	$(2,924)	$(14,426)	$(5,101)

Weighted average shares outstanding:
Basic and diluted	55,211	54,474	55,122	54,344

Loss per share attributable to Behringer Harvard Opportunity REIT I, Inc.
Basic and diluted	$(0.16)	$(0.05)	$(0.27)	$(0.09)

Comprehensive income:
Net loss	$(11,850)	$(4,390)	$(19,503)	$(8,017)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,996	(164)	210	(140)
Unrealized gain on interest rate derivatives	671	2,463	597	175
Reclassifications due to hedging activities	17	—	216	—
Total other comprehensive income	2,684	2,299	1,023	35
Comprehensive loss	(9,166)	(2,091)	(18,480)	(7,982)
Comprehensive loss attributable to the noncontrolling interest	2,234	1,383	4,570	2,933
Comprehensive loss attributable to Behringer Harvard Opportunity REIT I, Inc.	$(6,932)	$(708)	$(13,910)	$(5,049)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity
For the six months ended June 30, 2009:
Balance at January 1, 2009	1,000	$—	54,836,985	$5	$489,139	$(66,085)	$(5,194)	$5,502	$423,367

Redemption of common stock			(72,537)		(724)				(724)

Distributions declared on common stock						(4,070)			(4,070)

Contributions from non-controlling interest								118	118

Shares issued pursuant to Distribution Reinvestment Plan, net			426,164	1	4,049				4,050

Comprehensive loss:
Net loss						(14,426)		(5,077)	(19,503)

Other comprehensive income:
Foreign currency translation gain (loss)							(229)	439	210
Unrealized gain on interest rate derivatives							529	68	597
Reclassifications due to hedging activities							216	—	216

Total comprehensive loss								(4,570)	(18,480)

Balance at June 30, 2009	1,000	$—	55,190,612	$6	$492,464	$(84,581)	$(4,678)	$1,050	$404,261

For the six months ended June 30, 2008:
Balance at January 1, 2008	1,000	$—	54,056,354	$5	$481,521	$(14,982)	$(473)	$15,324	$481,395

Redemption of common stock			(219,660)		(2,011)				(2,011)

Distributions declared on common stock						(8,130)			(8,130)

Contributions from non-controlling interest								942	942

Shares issued pursuant to Distribution Reinvestment Plan, net			653,263		6,204				6,204

Comprehensive loss:
Net loss						(5,101)		(2,916)	(8,017)

Other comprehensive income:
Foreign currency translation gain (loss)							(177)	37	(140)
Unrealized losses on interest rate derivatives							229	(54)	175

Total comprehensive loss								(2,933)	(7,982)

Balance at June 30, 2008	1,000	$—	54,489,957	$5	$485,714	$(28,213)	$(421)	$13,333	$470,418

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(19,503)	$(8,017)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	12,697	9,438
Amortization of deferred financing fees	1,609	797
Impairment charge	2,732	—
Equity in losses of unconsolidated joint ventures	1,581	1,531
Gain on derivatives	(306)	—
Unrealized loss on derivatives	—	91
Change in accounts receivable	(1,640)	(2,864)
Change in condominium inventory	6,021	(16,408)
Change in prepaid expenses and other assets	531	(700)
Change in accounts payable	(1,049)	309
Change in accrued and other liabilities	1,828	2,584
Change in payables to related parties	1,642	(568)
Addition of lease intangibles	(868)	(1,060)
Cash provided by (used in) operating activities	5,275	(14,867)

Cash flows from investing activities:
Escrow deposits and pre-acquisition costs on real estate to be acquired	—	(857)
Purchases of real estate properties	—	(45,708)
Investment in unconsolidated joint ventures	(2,256)	(1,594)
Capital expenditures for real estate under development	(8,827)	(20,934)
Capital expenditures for real estate under development of consolidated borrowers	(583)	(21,239)
Additions of property and equipment	(5,032)	(3,333)
Change in restricted cash	(2,027)	(3,757)
Investment in notes receivable	(5,084)	(11,682)
Distributions from unconsolidated joint venture	—	696
Fees paid to related party for mezzanine loan arrangements	—	(1,795)
Cash used in investing activities	(23,809)	(110,203)

Cash flows from financing activities:
Financing costs	(470)	(1,456)
Proceeds from notes payable	16,437	57,811
Proceeds from mortgages of consolidated borrowers	1,700	18,415
Net borrowings on senior secured revolving credit facility	8,600	—
Payments on notes payable	(11,674)	(79)
Redemptions of common stock	(724)	(2,011)
Distributions	(1,419)	(1,955)
Contributions from noncontrolling interest holders	1,339	1,024
Distributions to noncontrolling interest holders	(250)	(176)
Change in payables to related parties	—	(328)
Cash provided by financing activities	13,539	71,245

Effect of exchange rate changes on cash and cash equivalents	(2,182)	(18)

Net change in cash and cash equivalents	(7,177)	(53,843)
Cash and cash equivalents at beginning of the period	25,260	78,498

Cash and cash equivalents at end of the period	$18,083	$24,655

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

We invest in and operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we focus on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties.  We have also originated two mezzanine loans.  We completed our first property acquisition in March 2006, and, as of June 30, 2009, we wholly-owned 11 properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multifamily properties that we consolidate as variable interest entities and we have been deemed the primary beneficiaries, both of which were fully operational as of June 30, 2009.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet as of June 30, 2009, the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and consolidated statements of stockholders’ equity and cash flows for the six months ended June 30, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of June 30, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended June 30, 2009 and 2008.  Such adjustments are of a normal recurring nature.  We have reclassified certain prior-year amounts to conform to the current-year’s presentation.

We have evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009, which is the date the financial statements were issued.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.  In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of buildings, any assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of June 30, 2009, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately 12 years.

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

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets as of June 30, 2009 is as follows:

Lease / Other Intangibles
July 1, 2009 - December 31, 2009	$815
2010	1,806
2011	1,282
2012	1,039
2013	890

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of June 30, 2009	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$447,144	$131,746	$38,924	$(25,605)	$24,293	$10,439
Less: depreciation and amortization	(30,342)	(401)	(13,913)	10,638	(497)	(1,753)

Net	$416,802	$131,345	$25,011	$(14,967)	$23,796	$8,686

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of December 31, 2008	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$438,228	$131,299	$39,399	$(25,917)	$23,477	$10,439
Less: depreciation and amortization	(21,407)	(271)	(11,096)	8,350	(317)	(1,414)

Net	$416,821	$131,028	$28,303	$(17,567)	$23,160	$9,025

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value.  In addition to land acquisition costs, land development costs, and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At June 30, 2009, condominium inventory consisted of $18.2 million of finished units and $70.1 million of work in progress.  As of December 31, 2008, condominium inventory consisted of $9.3 million of finished units and $85.4 million of work in progress.

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management’s plans for the property.  There were no inventory valuation adjustments related to our condominium inventory for the three or six months ended June 30, 2009 or 2008.  However, we may experience valuation adjustments to our condominium inventory in the future.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $9.6 million and $8.6 million as of June 30, 2009 and December 31, 2008, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties.  The allowance for doubtful accounts was $0.2 million for both June 30, 2009 and December 31, 2008, respectively.

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

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $4.8 million and $3.5 million as of June 30, 2009 and December 31, 2008, respectively.

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

In addition, we evaluate our investments in unconsolidated joint ventures and our investments in the Chase Park working capital loan and Royal Island bridge loans at each reporting date and if we believe there is an other than temporary decline in market value, or if it is probable we will not collect all principal and interest in accordance with the terms of the

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

working capital or bridge loans, we will record an impairment charge based on these evaluations.  While we believe it is currently probable we will collect all scheduled principal and interest with respect to our working capital and bridge loans, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty.  Given this, any future adverse development in market conditions would cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our working capital or bridge loans.

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

As a result of the difficult economic conditions that continued into the second quarter of 2009 including the general weakness in market rental rates, we evaluated certain of our real estate investments for potential impairment as of June 30, 2009.  Based on our analyses, we recorded a non-cash impairment charge of $2.7 million related to our leasehold interest in an office building in London, England.

Other than the impairment charge discussed above, we believe the carrying value of our operating real estate assets, properties under development, investments in unconsolidated joint ventures, and working capital and bridge loans is currently recoverable.  However, if market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $6.6 million and $4.9 million as of June 30, 2009 and December 31, 2008, respectively.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2009, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.  See Notes 5 and 13 for further information regarding our derivative financial instruments.

Foreign Currency Translation

For our international investments where the functional currency is other than the U.S. dollar, assets and liabilities are translated using period-end exchange rates, while the statement of operations amounts are translated using the average exchange rates for the respective period.  Differences arising from the translation of assets and liabilities in comparison with the translation of the previous periods or from initial recognition during the period are included as a separate component of accumulated other comprehensive income (loss).

The British pound is the functional currency for our Becket House investment operating in London, England and the Euro is the functional currency for the operations of our Central Europe Joint Venture.  We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statement of equity.  The cumulative foreign currency translation adjustment was a loss of $2.5 million and $2.2 million as of June 30, 2009 and December 31, 2008, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”), which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP.  The components of accumulated other comprehensive income (loss) consist of foreign currency translation gains and losses and unrealized gains and losses on derivatives designated as hedges.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $1.1 million and $2.3 million was recognized in rental revenues for the six months ended June 30, 2009 and 2008, respectively.  Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

Revenues from the sales of condominiums are recognized when sales are closed and title passes to the new owner, the new owner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the condominium, the new owner’s receivable is not subject to future subordination and we do not have a substantial continuing involvement with the new condominium.  Amounts received prior to closing on sales of condominiums are recorded as deposits in our financial statements.

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

On May 18, 2006, the State of Texas enacted a law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  For both periods in the six months ended June 30, 2009 and 2008, we recognized a current and deferred tax provision of $0.1 million related to the Texas margin tax.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates.  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows.  For the six months ended June 30, 2009 and 2008, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At June 30, 2009 and December 31, 2008, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Noncontrolling Interest

We hold a primary beneficiary interest as a lender in two variable interest entities that own real estate properties and thus, we consolidate their accounts with and into our accounts.  Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments including the 5%, 8%, 10%, 16%, and 20% unaffiliated partners’ share of the equity in Chase Park Plaza, The Lodge & Spa at Cordillera, Rio Salado Business Center, Frisco Square, and Becket House, respectively, as well as 100% of the equity of the two VIEs we consolidated as a lender and primary beneficiary.  Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the six months ended June 30, 2009 and 2008.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  As of June 30, 2009 and 2008, we had options to purchase 69,583 and 39,583 shares of common stock outstanding at a weighted average exercise price of $8.99 and $9.10, respectively.  These options are excluded from the calculation of earnings per share for the three and six months ended June 30, 2009 and 2008 because the effect would be anti-dilutive.

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

4.         New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51.”  This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this Statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This Statement was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  We adopted the provisions of FSP FAS 157-4 effective April 1, 2009, and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSPs 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to amend the current other-than-temporary impairment guidance for debt securities. The intent of these FSPs is to improve the presentation and disclosure of other-than-temporary impairment of debt and equity securities in the financial statements. These FSPs do not amend existing recognition and measurement guidance on other-than-temporary impairment of equity securities. The FSPs will be effective for us for the quarter ended June 30, 2009. We do not believe the adoption of these FSPs will have a material impact on our financial statements.  We adopted the provisions of FSPs 115-2 and 124-2 effective April 1, 2009, and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ended after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We have included the required disclosures in this quarterly report on Form 10-Q for the quarter ended June 30, 2009 (See Note 9).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the actual date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  We have included the required disclosures in this quarterly report on Form 10-Q for the quarter ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a VIE, a company’s power over a VIE, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions.  SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter.  We are currently assessing the impact, if any, on our consolidated financial statements.

5.         Assets and Liabilities Measured at Fair Value

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s performance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$344	$—	$344

Liabilities
Derivative financial instruments	$—	$4,467	$—	$4,467

Derivative financial instruments classified as assets are included in other assets on the balance sheet while derivative financial instruments classified as liabilities are included in other liabilities.  See Notes 3 and 13 for further information regarding our use of hedging instruments.

Impairment of Real Estate Asset

As a result of the difficult economic conditions that continued into the second quarter of 2009 including the general weakness in market rental rates, we evaluated certain of our real estate investments for potential impairment as of June 30, 2009.  Based on our analyses, we recorded a non-cash impairment charge of $2.7 million related to our leasehold interest in an office building in London, England.  The inputs used to calculate the fair value of this asset included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing this asset.  This fair value estimate is considered Level 3 of the fair value hierarchy.

The following fair value hierarchy table presents information about our asset measured at fair value on a nonrecurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total	Gain (Loss)
Asset
Leasehold interest, net	$—	$—	$23,796	$23,796	$(2,732)

6.                                      Fair Value Disclosure of Financial Instruments

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2009 and December 31, 2008, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $433.2 million and $416.2 million as of June 30, 2009 and December 31, 2008, respectively, have a fair value of approximately $438.1 million and $418.4 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps along with our foreign currency exchange forward contract are recorded at their respective fair values in prepaid expenses and other assets for those derivative instruments that have an asset balance and in other liabilities for those derivative instruments that are liabilities (See Note 5).

The fair value estimates presented herein are based on information available to our management as of June 30, 2009 and December 31, 2008.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

7.         Real Estate Investments

As of June 30, 2009, we wholly-owned 11 properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multifamily properties that we consolidate as VIEs, both fully operational as of June 30, 2009.  In addition, we have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of June 30, 2009 and December 31, 2008:

		Carrying Value of Investment
Property Name	Ownership Interest	June 30, 2009	December 31, 2008
Royal Island	31%	$22,290	$22,060
GrandMarc at Westberry Place	50%	7,336	7,324
GrandMarc at the Corner	50%	6,826	5,527
Central Europe Joint Venture	49%	26,538	27,405
Total		$62,990	$62,316

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Our investments in unconsolidated joint ventures as of June 30, 2009 and December 31, 2008 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows:

	June 30, 2009	December 31, 2008
Real estate assets, net	$375,982	$371,223
Cash and cash equivalents	15,655	24,636
Other assets	4,079	2,791
Total assets	$395,716	$398,650

Notes payable	$239,790	$245,203
Other liabilities	21,356	25,442
Total liabilities	261,146	270,645

Equity	134,570	128,005
Total liabilities and equity	$395,716	$398,650

For the three and six months ended June 30, 2009, we recognized $1.5 million and $1.6 million, respectively, of equity in losses.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three and six months ended June 30, 2009 and 2008 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$5,772	$2,146	$11,372	$4,315

Operating expenses:
Operating expenses	1,726	1,681	3,072	2,327
Property taxes	201	222	407	443
Total operating expenses	1,927	1,903	3,479	2,770

Operating income	3,845	243	7,893	1,545

Non-operating expenses:
Depreciation and amortization	2,486	1,119	4,905	2,134
Interest and other, net	4,333	630	6,244	2,922
Total non-operating expenses	6,819	1,749	11,149	5,056

Net loss	$(2,974)	$(1,506)	$(3,256)	$(3,511)
Company’s share of net loss	$(1,456)	$(671)	$(1,581)	$(1,531)

8.         Variable Interest Entities

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own multifamily communities under development (the “Alexan Voss” in Houston, Texas and “Alexan Black Mountain” in Henderson, Nevada properties, respectively).  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million.  Our mezzanine loans are subordinate to the construction loans.  In addition, we have entered into option agreements allowing us to purchase the ownership interests in Alexan Voss and Alexan Black Mountain after each project’s substantial completion and upon notification of completion from the developer.  As of June 30, 2009, the option agreement allowing us to purchase Alexan Black Mountain has expired.

In February 2009, we received the notice of completion on Alexan Voss.  Accordingly, pursuant to the option agreement, we had ninety days from the delivery of the notice of completion to exercise our option to purchase the completed property.  We have waived our rights to purchase the property.  Therefore, the general partner and mezzanine borrower at its sole discretion may elect to exercise its put option requiring us to purchase the property within 120 days

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

upon the delivery of a written notice.  As of August 14, 2009, the general partner and mezzanine borrower have not elected to provide us with the put notice.

Based on our evaluation, we have determined that these entities meet the criteria of VIEs under GAAP and that we are the primary beneficiary of these variable interest entities.  Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing.  As of June 30, 2009, there was $88.4 million of related real estate assets related to Alexan Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction loans.  The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities.  As of June 30, 2009, the outstanding principal balance under our mezzanine loans was $22.7 million, which is eliminated, along with accrued interest and loan origination fees, upon consolidation.  We, as the mezzanine lender, are in discussion with the mezzanine borrower and the senior construction lender to restructure and extend the Alexan Black Mountain note payable, which matures in September 2009.

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas (“Royal Island”).  In December 2007, we participated in a bridge loan financing arrangement and committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property.  In June 2009, we purchased the interest in the first of two superior tranches, the A-1 tranche, for $3.1 million.  The total amount outstanding to us at June 30, 2009, including accrued interest and fees, was $41.1 million (See Note 9).  Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity but that we are not the primary beneficiary.  Accordingly, we do not consolidate the Royal Island entity and instead account for it under the equity method of accounting.  At June 30, 2009, there was approximately $138.5 million of real estate assets under development related to Royal Island.

9.         Notes Receivable

Chase Park Plaza Working Capital Loan

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.  At June 30, 2009, the note receivable balance was $1.9 million.

Royal Island Bridge Loans

In December 2007, we participated in a bridge loan financing arrangement for the continuing development and construction of Royal Island.  The aggregate principal amount available under the bridge loan was $60 million consisting of three tranches.  Under the bridge loan we agreed to lend a tranche of up to $40 million, which is subordinate to the other two tranches.  The bridge loan accrued interest at the one-month LIBOR rate plus 8% per annum with accrued interest and principal payable at the maturity date, December 20, 2008, and is secured by the Royal Island property.  In June 2009, we purchased the interest in the first of the two superior tranches, the A-1 tranche, for $3.1 million.

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

In April 2009, we collected $2.1 million in unpaid interest and fees from the borrower.  At June 30, 2009, the loan balance owed to us for both tranches was $41.1 million, which includes $1.5 million of accrued interest and fees included

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

in receivables from related parties at June 30, 2009.  Of the $41.1 million balance owed to us, $3.1 million represents the recently acquired A-1 tranche.  We have not recorded an allowance against the recorded balance as our estimate of the fair value of the Royal Island property securing the bridge loan significantly exceeds the current carrying value of the loan, and accordingly, we believe it is probable that all of the outstanding balance is collectible.

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

10.      Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs to real estate under development.  During the six months ended June 30, 2009 we capitalized $6.7 million of such costs associated with real estate under development and certain investments accounted for by the equity method, including $1.2 million in interest costs.  Capitalized interest costs include interest expense and amortization of deferred financing costs.

Certain redevelopment costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza have been capitalized to condominium inventory on our consolidated balance sheet at June 30, 2009.  During the six months ended June 30, 2009, we capitalized a total of $5.1 million of such costs associated with the condominium redevelopment at Chase Park Plaza.

During the first six months of 2009, $0.5 million in costs were transferred from real estate under development to land on our balance sheet.  Also, during the first six months of 2009, $5.1 million and $0.3 million of real estate under development costs were transferred to building and improvements and to furniture, fixtures, and equipment, respectively, on our balance sheet.

11.      Notes Payable

Our notes payable balance was $433.2 million at June 30, 2009, as compared to $416.2 million at December 31, 2008, and consists of borrowings and assumptions of debt related to our property acquisitions as well as the notes payable of our mezzanine borrowers we consolidate as variable interest entities under GAAP and our borrowings under our $75 million senior secured credit facility.  Each of our notes payable is collateralized by one or more of our properties.  At June 30, 2009, our notes payable interest rates ranged from 1.9% to 6.3%, with a weighted average interest rate of approximately 2.9%.  Of our $433.2 million in notes payable at June 30, 2009, $393.6 million represented debt subject to variable interest rates.  At June 30, 2009, our notes payable have maturity dates that range from July 2009 to January 2016.  In July 2009, we extended the maturity date of the Frisco Square I, LLC (Land) loan with the lender to September 28, 2009, pending ongoing discussions to extend this loan for one year as permitted under the terms of the loan agreement.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At June 30, 2009, we are not aware of any non-compliance with our debt covenants under our loan agreements.  We have unconditionally guaranteed payment of the notes payable related to Frisco Square, Chase Park Plaza Hotel, Chase — Private Residences, Northborough Tower, and Crossroads Office Park.

In May 2009, we entered a loan agreement with a bank to place up to $8.75 million of debt on the Bent Tree Green property.  The balance of this loan as of June 30, 2009 was $6.7 million.  This loan matures on May 19, 2012 and has a floating interest rate equal to the greater of 5.75% or the prime rate + 1%.  Monthly payments of interest only are due from June 1, 2009 through November 1, 2010. Beginning December 1, 2010, monthly payments of interest and amortized principal are due with principal based on a 300 month term using the applicable interest rate and current balance.  A final payment of the principal balance and any unpaid accrued interest is due and payable on the maturity date.  The loan agreement provides for two one-year extension options that may be exercised upon meeting certain terms and conditions.  We have unconditionally guaranteed payment of this loan.

In February 2008, we entered into a senior secured revolving credit facility providing for up to $75 million of secured borrowings.  The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit.  As noted above, in May 2009, we entered into a separate loan agreement with another bank to place up to $8.75 million of debt on the Bent Tree Green property, which was part of the collateral pool securing the credit facility.  Accordingly, the Bent Tree Green property has been removed from the collateral pool.  We have unconditionally guaranteed payment of the senior secured revolving credit facility.  The availability of credit under the revolving credit facility is limited by the terms of the credit agreement.  As of June 30, 2009, the maximum

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

availability under the revolving credit facility was $64.2 million.  The outstanding balance under the revolving credit facility was $56.6 million.

The following table summarizes our contractual obligations for principal payments as of June 30, 2009:

Principal Payments Due:
July 1, 2009 - December 31, 2009	$55,025
2010	200,562
2011	132,617
2012	8,070
2013	16,664
Thereafter	19,244
Unamortized premium	1,058
$433,240

12.          Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of June 30, 2009 for our consolidated properties are as follows:

Future Minimum Lease Payments
July 1, 2009 - December 31, 2009	$20,344
2010	35,362
2011	33,406
2012	32,274
2013	18,756
Thereafter	48,911
Total	$189,053

As of June 30, 2009, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Approximately $0.1 million of contingent rent was included in rental revenue for both the three and six months ended June 30, 2009.  Less than $0.1 million and $0.2 million of contingent rent was included in rental revenue for the three and six months ended June 30, 2008, respectively.

13.      Derivative Instruments and Hedging Activities

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

Derivative instruments classified as assets were reported at their combined fair values of $0.3 million and $1.3 million in prepaid expenses and other assets at June 30, 2009 and December 31, 2008, respectively.  Derivative instruments classified as liabilities were reported at their combined fair values of $4.5 million and $5.5 million in accrued and other liabilities at June 30, 2009 and December 31, 2008, respectively.  During the six months ended June 30, 2009 we recorded unrealized losses of $0.2 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at June 30, 2009.  Unrealized losses on interest rate derivatives for the six months ended June 30, 2009 reflect a reclassification of unrealized losses from accumulated other comprehensive loss to interest expense of $0.2 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the notional values of our derivative financial instruments as of June 30, 2009.  The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2009, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Maturity	Fair Value Asset / (Liability)
Cash Flow Hedges
Interest rate cap - Santa Clara Tech Center	$35,115	6.00%	June 15, 2010	$—
Interest rate cap - Santa Clara Tech Center	$17,000	6.00%	June 15, 2010	$—
Interest rate cap - Chase - Private Residences	$30,000	6.00%	December 15, 2009	$—
Interest rate cap - Becket House	£12,700	5.75%	November 21, 2010	$2
Interest rate swap - Becket House	£12,700	5.50%	November 21, 2009	$(351)
Interest rate swap - Crossroads	$25,000	3.10%	November 1, 2010	$(795)

Net Investment Hedges
Foreign currency put - Becket House	£6,120	£1.30	November 23, 2011	$249
Foreign currency put - Central Europe Joint Venture	€17,000	€1.10	July 28, 2010	$93
Other
Interest rate swap - Chase Park Plaza Hotel	$80,594	3.82%	November 15, 2010	$(3,321)

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2009 and December 31, 2008.

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2009	Fair Value at December 31, 2008	Fair Value at June 30, 2009	Fair Value at December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:

Interest rate derivative contracts	Prepaid expenses and other assets	$2	$6	$—	$—
Interest rate derivative contracts	Accrued and other liabilities	—	—	(1,146)	(1,468)
Foreign exchange contracts	Prepaid expenses and other assets	342	1,267	—	—

Total derivatives designated as hedging instruments under SFAS 133		$344	$1,273	$(1,146)	$(1,468)

Derivatives not designated as hedging instruments under SFAS 133:

Interest rate derivative contract	Accrued and other liabilities	$—	$—	$(3,321)	$(4,050)

Total derivatives		$344	$1,273	$(4,467)	$(5,518)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations for the periods ended June 30, 2009 and 2008.

Derivatives in SFAS 133 Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Interest rate derivative contracts	$286	$2,488	$17	$—	$407	$81	$31	$—

(1)          Amounts related to interest rate derivative contracts are included in interest expense.

Derivatives in SFAS 133 Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Foreign exchange contracts	$(653)	$(109)	$—	$—	$(925)	$(154)	$—	$—

(1)           We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

Derivatives Not Designated as Hedging Instruments Under SFAS 133

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
	Recognized in Income on	Three months ended June 30,		Six months ended June 30,
	Derivative	2009	2008	2009	2008
Interest rate derivative contract	Interest expense	$575	$—	$754	$—

Credit risk and collateral

Our credit exposure related to interest rate and foreign currency derivative instruments is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreements with the counterparty related to our interest rate caps of Santa Clara Tech Center and Chase — The Private Residences, cash deposits may be required to be posted by the counterparty whenever their credit rating falls below certain levels.  Based on our agreement with the counterparty related to our interest rate swap of Crossroads Office Park, we may be required to post cash collateral of up to $0.6 million if the lender’s obligation to lend under our senior secured credit facility is terminated or the lender ceases to be a party to the senior secured credit facility and the value of the derivative is a liability on our consolidated balance sheet.  At June 30, 2009, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.  See Notes 3 and 5 for further information on our derivative instruments.

14.      Distributions

We initiated the payment of monthly distributions in August 2006.  In April 2007, and through March 2009, the declared distributions rate was a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share.  Pursuant to our Second Amended and Restated Distribution Reinvestment Plan (the “DRP”), stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRP is recorded when the shares are actually issued.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following are the distributions declared by quarter for the six months ended June 30, 2009 and 2008:

2009	Cash	DRP	Total	Per Share
2nd Quarter	$—	$—	$—	$—
1st Quarter	1,063	3,007	4,070	0.07
Total	$1,063	$3,007	$4,070	$0.07

2008	Cash	DRP	Total	Per Share
2nd Quarter	$978	$3,098	$4,076	$0.07
1st Quarter	969	3,086	4,055	0.07
Total	$1,947	$6,184	$8,131	$0.14

On July 14, 2009, our board of directors authorized a quarterly distribution in the amount of $0.075 per share of common stock, which is equivalent to an annual distribution of 3% assuming a $10 price per share.  The distribution was payable to the common stockholders of record at the close of business on June 30, 2009 and the distribution was paid on July 29, 2009.

15.      Related Party Transactions

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

Behringer Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Our advisor, or its affiliates, also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset or, with respect to a loan, up to 0.5% of the funds advanced.  Behringer Opportunity Advisors I or its predecessor-in-interest did not earn acquisition and advisory fees or acquisition expense reimbursements in the six months ended June 30, 2009.  In the six months ended June 30, 2008, we incurred $1.7 million in acquisition and advisory fees and $0.3 million in acquisition expense reimbursements.

We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred $0.1 million and $1.2 million in debt financing fees for the six months ended June 30, 2009 and 2008, respectively.

We pay HPT Management Services LP, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  We incurred and expensed property management fees or oversight fees totaling $1 million and $0.5 million in the six months ended June 30, 2009 and 2008, respectively.  We did not incur any construction management fees to BH Property Management for either of the six months ended June 30, 2009 or 2008.

We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the six months ended June 30, 2009, we expensed $2.7 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate.  For the six months ended June 30, 2008, we expensed $1.9 million of asset management fees and capitalized $0.1 million of asset management fees to real estate.

We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four fiscal

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the six months ended June 30, 2009 and 2008, we incurred and expensed costs for administrative services totaling $0.9 million and $0.2 million, respectively.

At June 30, 2009, we had a payable to our advisor and its affiliates of $1.4 million.  This balance consists primarily of asset management fees and administrative service expenses payable to Behringer Opportunity Advisors I, management fees payable to BH Property Management, and other miscellaneous payables.  This payable is offset by a receivable from our advisor and its affiliates of $0.1 million, which is included in receivables from related parties at June 30, 2009.

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

16.      Stock-Based Compensation

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

On June 22, 2009, we issued options to purchase 5,000 shares of our common stock at $8.17 per share to each of our three independent directors pursuant to the Incentive Award Plan.  On July 24, 2008, we issued options to purchase 5,000 shares of our common stock at $9.50 per share to each of our three independent directors pursuant to the Incentive Award Plan.  The options issued in both 2009 and 2008 become exercisable one year after the date of grant.  As of June 30, 2009, options to purchase 69,583 shares of stock were outstanding, of which none were fully vested, at a weighted average exercise price per share of $8.99.  The remaining contractual life of the outstanding options is 4.4 years.  Compensation expense associated with our Incentive Award Plan was not material for the six months ended June 30, 2009 or 2008.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

17.      Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Six months ended June 30,
	2009	2008
Supplemental disclosure:
Interest paid, net of amounts capitalized	$6,940	$4,639
Income taxes paid	$—	$76

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$229	$42
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$2,310	$7,272
Capital expenditures for real estate under development of consolidated borrowers in accounts payable and accrued liabilities	$—	$3,138
Amortization of deferred financing fees in properties under development	$149	$261
Amortization of deferred financing fees in properties under development of consolidated borrowers	$—	$34

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$3,008	$6,204
Assumed debt on acquisition of real estate investment	$—	$22,229

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in Part II, Item 1A of this report on Form 10-Q and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, and the risks identified in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, both as filed with the SEC.

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

Executive Overview

We are a Maryland corporation that was formed in November 2004 to invest and operate commercial real estate or real-estate related assets located in or outside the United States on an opportunistic basis.  We conduct substantially all of our business through our operating partnership and its subsidiaries. We are organized and qualify as a real-estate investment trust (“REIT”) for federal income tax purposes.

We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC (“Behringer Opportunity Advisors I”), a Texas limited liability company formed in June 2007.  Behringer Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

As of June 30, 2009, we had invested in 22 assets:  11 consolidated wholly-owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-used property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two multifamily properties deemed to be variable interest entities that we consolidate as a mezzanine lender.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Market Outlook

During 2008 and continuing into the first half of 2009, the U.S. and global economy experienced a significant downturn.  This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  Due to the struggling U.S. and global economies, we believe that overall demand for office space will continue to decline due to losses in the financial and professional services industries and that corresponding rental rates will remain weak at least through the remainder of the current year.  We also believe that tenant defaults across the nation are likely to increase in the short-term.  To date, we have not experienced any significant tenant defaults.

The hospitality industry continues to be negatively affected by the poor global economy.  Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States declined from 62.5% in the first quarter of 2008 to 55.2% in the first quarter of 2009.  The national overall Average Daily Rate (“ADR”) has also declined, from $109.97 in the first quarter of 2008 to $99.42 to the first quarter of 2009.  This weakening of the hospitality industry is expected to continue throughout the remainder of 2009.

The multifamily industry has been hard hit by the economic decline as well.  Weak U.S. labor markets and high unemployment rates across the nation have been key factors contributing to high vacancy rates.  High supply in this industry is another factor contributing to high vacancy rates.  Property and Portfolio Research (“PPR”) expects that vacancy rates will continue to climb through the remainder of 2009.  The absence of new supply however, combined with more favorable economic news for the economy over the next few years, is expected to help the industry to recover within five years.

Ten of our real estate assets are located in Texas.  These assets are located in the Dallas-Fort Worth and Houston metropolitan areas. These markets and Texas in general have historically been more resistant to recessionary trends than much of the nation.  According to PPR, office vacancy rates in the Dallas-Fort Worth market continued to rise through the early part of 2009.  This was due in large part to office employment declines in the financial activities, professional, and business services industries.  However, despite these declines, leasing activity continues and supply is not as oversaturated in this market as in many.  Through the remainder of the year, Dallas-Fort Worth is expected to react similarly to the nation as a whole.  However, the Dallas-Fort Worth market is well-positioned to grow in the long-term.  The Houston market has also been more resistant to the recession than much of the nation but appears to be slowly catching up with the rest of the nation in terms of vacancy trends.

We have several projects in various stages of development including Rio Salado located in Phoenix, Arizona; Frisco Square located in Frisco, Texas; The Lodge & Spa at Cordillera located in Edwards, Colorado; and, Royal Island, located in The Bahamas.  Due in large part to the struggling U.S. and global economies, we have decided to defer further substantive development activities on these projects for the near term.

While it is unclear as to when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  Management expects that the current volatility in the capital markets will continue, at least in the short-term.  This volatility has significantly impacted the availability of credit for borrowers. This tightening of credit may hinder our ability to take advantage of current opportunities in the marketplace.  We have placed a high priority on maintaining strong relationships with banks and other lenders.  We believe, though the opportunities for obtaining new credit have diminished, that our strong relationships with our lenders will ensure that opportunities for securing credit will continue to be available to us.

As a result of the existing economic conditions, our primary short-term objectives are to preserve capital and sustain property values.  Our long-term objectives are to realize growth in the value of our investments, to enhance the value we will receive upon the sale of our assets, to preserve, protect, and return investors’ capital contributions, to grow net cash from operations such that cash is available for distributions, and to provide investors with return of their investment.  We believe that our experience in real-estate investing and our excellent reputation will prove beneficial and that we are well-positioned to meet both our short-term and long-term objectives.

Liquidity and Capital Resources

Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements), for certain ongoing costs at our development properties, for the payment of operating expenses and distributions, and for the payment of interest and principal on our outstanding indebtedness.  Generally, cash needs for items other than costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements) and ongoing costs at our development properties are expected to be met from operations and borrowings.

We expect to fund our short-term liquidity requirements by using the short-term borrowings and cash flow from the operations of our current investments.  Operating cash flows are expected to increase as available space at our operating properties is leased-up and we close on the sale of condominium inventory. For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of our investments, if and when any are sold, and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Debt Financings

We may, from time to time, make mortgage, bridge, or mezzanine loans and other loans for investments or property development.  We may obtain financing at the time an investment is made or at such later time as determined to be necessary, depending on multiple factors.

Our notes payable increased to $433.2 million at June 30, 2009 from $416.2 million at December 31, 2008 primarily as a result of notes payable associated with properties under development, borrowings under our senior secured credit facility, and new borrowings associated with Bent Tree Green.  Each of our loans is secured by one or more of our properties.  At June 30, 2009, our notes payable interest rates ranged from 1.91% to 6.3%, with a weighted average interest rate of 2.9%.  Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity.  At June 30, 2009, our notes payable had maturity dates that range from July 2009 to January 2016.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At June 30, 2009, we believe we were in compliance with each of the debt covenants under our loan agreements.

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

The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage-backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.

Current economic conditions, as well as few unmortgaged assets, negatively impact our ability to finance capital needs through borrowings.  Current market conditions also make it more difficult to refinance assets when their mortgages mature.  In general, in the current market lenders have increased the amount of equity required to support either new or existing borrowings.

Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Our ability to borrow funds to finance future acquisitions or refinance existing debt obligations could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

In addition, cap rates for real estate properties have increased.  Capitalization rates (or cap rates) and property prices move inversely so that an increase in cap rates should, without an increase in property net operating income, result in a decrease in property value.  Although this development is positive for new property acquisitions, the overall impact will likely be negative for us because, we believe, it will further strain our ability to finance our business using existing assets and to refinance debt on our existing assets because our properties may be viewed as less valuable.

Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our developments and property contributions.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt and (4) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operations of real properties and mortgage loans.

If the current debt market environment persists, we may modify our investment strategies in order to seek to optimize our portfolio performance.  Our strategies may include, among other options, limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility discussed below.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2009.  The table does not represent any extension options.

	Payments Due by Period
	2009	2010-2011	2012-2013	After 2013	Total
Principal payments - fixed rate debt	$136	$927	$18,324	$19,244	$38,631
Interest payments - fixed rate debt	1,172	4,633	4,118	2,263	12,186
Principal payments - variable rate debt	54,889	332,252	6,410	—	393,551
Interest payments - variable rate debt (based on rates in effect as of June 30, 2009)	4,819	9,513	185	—	14,517
Total	$61,016	$347,325	$29,037	$21,507	$458,885

Included within the table above are amounts due related to the Alexan Black Mountain and Alexan Voss notes payable.  The notes payable related to Alexan Black Mountain and Alexan Voss are not our obligation but are the obligations of our mezzanine borrower.  Of the $54.9 million variable rate debt principal payments due in 2009, $29 million is related to Alexan Black Mountain.  We, as the mezzanine lender, are in discussion with the mezzanine borrower and the senior construction lender to restructure and extend the Alexan Black Mountain note payable which matures in September 2009.  In addition, $25.8 million of the principal payments under variable rate debt due in 2009 is related to the Frisco Square I, LLC (Land) loan which originally matured July 29, 2009.  We have extended the maturity date of the loan thru September 28, 2009 pending ongoing discussions to extend this loan with the lender as permitted under the terms of the loan agreement.  Of the $332.3 million variable rate debt principal payments due in 2010-2011, $39.5 million is related to the Alexan Voss loan with matures in April 2010.  We, as the mezzanine lender, expect to coordinate with the mezzanine borrower and the senior construction lender to extend or refinance the Alexan Voss loan.

Credit Facility

On February 13, 2008, we entered into a senior secured revolving credit facility (the “Credit Agreement”) providing for up to $75 million of secured borrowings with Bank of America, as lender and administrative agent, and other lending institutions that become a party to the Credit Agreement.  The credit facility is secured by a first lien on all real property assets in a collateral pool consisting of six wholly-owned properties.  In May 2009, we entered into a separate loan agreement with another bank to place up to $8.75 million of debt on the Bent Tree Green property, which was part of the collateral pool securing the credit facility.  Accordingly, the Bent Tree Green property has been removed from the collateral pool.  Loans under the credit facility bear interest at an annual rate that is equal to a combination of (1) the LIBOR plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 1.5% to 1.7%, or (2) the prime rate plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 0% to 0.2%.  The credit facility matures on February 13, 2011.

We have unconditionally guaranteed payment of the senior secured revolving credit facility.  The availability of credit under the senior secured credit facility is limited by the terms of the Credit Agreement.  As of June 30, 2009, the maximum availability under the senior secured credit facility was $64.2 million and the outstanding balance was $56.6 million.  The cash and cash equivalents on the consolidated balance sheet of $18.1 million as of June 30, 2009 and additional amounts available under our senior secured credit facility are expected to fund our short-term liquidity requirements.  The proceeds of the senior secured credit facility have been used to fund ongoing costs at our development properties, to fund a portion of our acquisition of the Central Europe Joint Venture, and for general corporate purposes.

Joint Venture Indebtedness

We have noncontrolling, unconsolidated ownership investments in three properties and one investment in a joint venture consisting of 22 properties.  Our effective ownership percentages range from 31% to 50%.  We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. At June 30, 2009, the aggregate debt held by unrelated parties, including both ours and our partners’ share, incurred by these ventures was approximately $165.3 million.

The table below summarizes the outstanding debt of these properties as of June 30, 2009.

	Venture	Interest Rate
	Ownership	(as of	Carrying	Maturity
Properties	%	June 30, 2009)	Amount	Date

GrandMarc at the Corner	50%	2.06%	$26,919	June 14, 2009(3)
GrandMarc at Westberry Place	50%	2.31%	37,690	January 25, 2010(3)
Central Europe Joint Venture	49%	2.79%(1)	100,691	March 1, 2012(2)
Total			$165,300

(1)	Represents the weighted average interest rate of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

(2)	Represents the weighted average maturity date of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

(3)

The GrandMarc at the Corner loan has been extended through October 12, 2009 pending the completion of refinancing with another lender. We also expect to refinance or extend the GrandMarc at Westberry Place loan.

Results of Operations

As of June 30, 2009, we had invested in 22 assets:  11 consolidated wholly-owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-used property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two multifamily development properties as a mezzanine lender consolidated as VIEs under GAAP.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Three months ended June 30, 2009 as compared to three months ended June 30, 2008

	Three Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(unaudited)
Revenue:
Rental revenue	$15,755	$14,172	$1,583	11%
Hotel revenue	674	1,234	(560)	-45%
Condominium sales	8,109	—	8,109	n/a
Total revenues	$24,538	$15,406	$9,132	59%

Expenses:
Property operating expenses	$6,653	$5,823	$830	14%
Cost of condominium sales	8,178	—	8,178	n/a
Interest expense	4,057	2,676	1,381	52%
Real estate taxes	2,125	1,786	339	19%
Impairment charge	2,732	—	2,732	n/a
Property management fees	599	684	(85)	-12%
Asset management fees	1,441	1,011	430	43%
General and administrative	1,668	905	763	84%
Advertising costs	217	630	(413)	-66%
Depreciation and amortization	7,251	6,112	1,139	19%
Total expenses	$34,921	$19,627	$15,294	78%

Revenues.  Our total revenues increased by $9.1 million to $24.5 million for the three months ended June 30, 2009 as compared to $15.4 million for the three months ended June 30, 2008.  The increase in revenues is primarily due to:

•      rental revenue of $0.8 million from Crossroads Office Park which was acquired in June 2008;

•      rental revenue of $0.6 million for Alexan Voss which was not operational in 2008; and

•      condominium sales of $8.1 million as of June 30, 2009 as compared to no condominium sales as of June 30, 2008.

Hotel revenues for the three months ended June 30, 2009 totaled $0.7 million as compared to $1.2 million for the three months ended June 30, 2008, and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera.  The decrease is primarily due to a 30.7% decrease in occupancy and a softening of the average daily room rate at The Lodge & Spa at Cordillera as of June 30, 2009 as compared to June 30, 2008.

We closed on the sale of 11 condominium units at The Private Residences at The Chase Park Plaza during the three months ended June 30, 2009.  Of the remaining 55 units, 16 units were under sales contracts with non-refundable deposits and five units were reserved with refundable deposits as of June 30, 2009.

We expect rental revenue to be flat for the remainder of 2009 due to slowing lease-up of available space at our operating properties and moderating rental rates on rollover of existing leases in the current weak economy.  Condominium sales are expected to increase as we complete construction of units and close sales at The Private Residences at The Chase Park Plaza.

Property Operating Expenses.  Property operating expenses for the three months ended June 30, 2009 were $6.7 million as compared to $5.8 million for the three months ended June 30, 2008, and were comprised of operating expenses from our consolidated properties.  The increase in property operating expenses was primarily due to the operating expenses incurred by Crossroads Office Park, acquired in June 2008 of $0.4 million.  In addition, we recorded a $0.6 million reserve against tenant fees for Becket House in the second quarter of 2009.  These increases were partially offset by a decrease in property operating expenses related to The Lodge and Spa at Cordillera of $0.6 million due to decreased occupancy levels.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the three months ended June 30, 2009 were $8.2 million.  We did not have any such sales and related costs for the three months ended June 30, 2008.

Interest Expense.  Interest expense for the three months ended June 30, 2009 was approximately $4.1 million as compared to approximately $2.7 million for the three months ended June 30, 2008 and was primarily due to the increase in notes payable balances related to our acquisition of real estate properties and borrowings under our senior secured credit facility.  Our total notes payable at June 30, 2009 was $433.2 million as compared to $342.3 million at June 30, 2008.

Impairment Charge.  We recognized a $2.7 million in non-cash impairment charge for the three months ended June 30, 2009, related to our Becket House investment, as a result of the difficult economic conditions that continued into the second quarter of 2009 including the general weakness in market rental rates.  We did not recognize any impairment charges for the three months ended June 30, 2008.

Equity in Losses of Unconsolidated Joint Ventures.  Equity in losses of unconsolidated joint ventures totaled $1.5 million for the three months ended June 30, 2009 as compared to $0.7 million for the three months ended June 30, 2008, and consisted of net losses of $0.1 million for each of our noncontrolling interests in Royal Island, GrandMarc at Westberry Place, GrandMarc at the Corner, and a net loss of $1.2 million from our noncontrolling interest in the Central Europe Joint Venture.

Noncontrolling Interest.  Noncontrolling interest for the three months ended June 30, 2009 and 2008 was $2.2 million and $1.5 million, respectively and reduced our net loss for each period.  Noncontrolling interest represents the net income or loss that is not allocable to us from properties that we consolidate.

Property Management Fees.  Property management fees for the three months ended June 30, 2009 totaled $0.6 million as compared to $0.7 million for the three months ended June 30, 2008 and were comprised of fees incurred by our consolidated properties.  We expect increases in property management fees in the future as available space at our operating properties is leased-up.

Asset Management Fees.  Asset management fees for the three months ended June 30, 2009 totaled $1.4 million as compared to $1 million for the three months ended June 30, 2008 and were comprised of fees incurred by our consolidated properties.  The increase in asset management fees was primarily due to the acquisition of Crossroads Office Park in June 2008 and the Central Europe Joint Venture in July 2008.  We expect asset management fees to stabilize in the future.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2009 were $1.7 million as compared to $0.9 million for the three months ended June 30, 2008 and were comprised of insurance premiums, auditing fees, transfer agent fees, legal fees, reimbursement for salaries and benefits of persons employed by Behringer Harvard Opportunity Advisors I that provide services to us, and other administrative expenses.  The increase is primarily due to a $0.3 million increase for expenses incurred by our advisor for services provided to us, a $0.1 million increase in directors’ and officers’ insurance premiums and errors and omissions insurance premiums, and $0.2 million related to other various corporate general and administrative activities.

Six months ended June 30, 2009 as compared to six months ended June 30, 2008

	Six Months Ended
	June 30,		Increase (Decrease)
	2009	2008	Amount	Percent
	(unaudited)
Revenue:
Rental revenue	$31,581	$26,385	$5,196	20%
Hotel revenue	1,498	3,195	(1,697)	-53%
Condominium sales	11,929	—	11,929	n/a
Total revenues	$45,008	$29,580	$15,428	52%

Expenses:
Property operating expenses	$13,158	$11,349	$1,809	16%
Cost of condominium sales	12,020	—	12,020	n/a
Interest expense	8,191	4,947	3,244	66%
Real estate taxes	4,435	3,331	1,104	33%
Impairment charge	2,732	—	2,732	n/a
Property management fees	1,199	1,198	1	0%
Asset management fees	2,779	1,943	836	43%
General and administrative	2,984	1,822	1,162	64%
Advertising costs	399	1,145	(746)	-65%
Depreciation and amortization	15,014	11,767	3,247	28%
Total expenses	$62,911	$37,502	$25,409	68%

Revenues.  Our total revenues increased by $15.4 million to $45 million for the six months ended June 30, 2009 as compared to $29.6 million for the six months ended June 30, 2008.  The increase in revenues is primarily due to:

•                  rental revenue of $1.7 million from Crossroads Office Park which was acquired in June 2008;

•                  an increase of $2 million related to Alexan Black Mountain and Alexan Voss.  Alexan Black Mountain was fully operational for only four of the six months ended June 30, 2008 while Alexan Voss was not yet operational during the six months ended June 30, 2008;

•                  an increase in rental revenue of $0.9 million from Northborough Tower, which was acquired on February 26, 2008 and therefore contributed only four months of revenue to the six months ended June 30, 2008; and

•                  condominium sales of $11.9 million as of June 30, 2009 as compared to no condominium sales as of June 30, 2008.

Hotel revenues for the six months ended June 30, 2009 totaled $1.5 million as compared to $3.2 million for the six months ended June 30, 2008, and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera.  The decrease is primarily due to a 30.7% decrease in occupancy and a softening of the average daily room rate at The Lodge & Spa at Cordillera as of June 30, 2009 as compared to June 30, 2008.

We closed on the sale of 16 condominium units at The Private Residences at The Chase Park Plaza during the six months ended June 30, 2009.  Of the remaining 55 units, 16 units were under sales contracts with non-refundable deposits and five units were reserved with refundable deposits as of June 30, 2009.

We expect rental revenue to be flat for the remainder of 2009 due to slowing lease-up of available space at our operating properties and moderating rental rates on rollover of existing leases in the current weak economy.  Condominium sales are expected to increase as we complete construction of units and close sales at The Private Residences at The Chase Park Plaza.

Property Operating Expenses.  Property operating expenses for the six months ended June 30, 2009 were $13.2 million as compared to $11.3 million for the six months ended June 30, 2008, and were comprised of operating expenses from our consolidated properties.  The increase in property operating expenses was primarily due to the operating expenses incurred by both Crossroads Office Park, acquired in June 2008, and by Northborough Tower, acquired in late February 2008, totaling $1 million.  In addition, property operating expenses for Alexan Voss increased by $0.7 million as this property was still under construction and therefore not operational during the first six months of 2008.  These increases were partially offset by a decrease in property operating expenses related to The Lodge and Spa at Cordillera of $1.2 million due to decreased occupancy levels.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the six months ended June 30, 2009 were $12 million.  We did not have any such sales and related costs for the six months ended June 30, 2008.

Interest Expense.  Interest expense for the six months ended June 30, 2009 was approximately $8.2 million as compared to approximately $4.9 million for the six months ended June 30, 2008 and was primarily due to the increase in notes payable balances related to our acquisition of real estate properties and borrowings under our senior secured credit facility.  Our total notes payable at June 30, 2009 was $433.2 million as compared to $342.3 million at June 30, 2008.

Impairment Charge.  We recognized a $2.7 million in non-cash impairment charge for the six months ended June 30, 2009, related to our Becket House investment, as a result of the difficult economic conditions that continued into the second quarter of 2009 including the general weakness in market rental rates.  We did not recognize any impairment charges for the six months ended June 30, 2008.

Equity in Losses of Unconsolidated Joint Ventures.  Equity in losses of unconsolidated joint ventures totaled  $1.6 million for the six months ended June 30, 2009 as compared to $1.5 million for the six months ended  June 30, 2008 and consisted of net losses of $0.2 million for each of our noncontrolling interests in GrandMarc at Westberry Place and GrandMarc at the Corner, a loss of $0.1 million for our noncontrolling interest in Royal Island, and a loss of $1.1 million for our noncontrolling interest in the Central Europe Joint Venture.

Noncontrolling Interest.  Noncontrolling interest for the six months ended June 30, 2009 and 2008 was $4.5 million and $2.9 million, respectively, and reduced our net loss for each period.  Noncontrolling interest represents the net income or loss that is not allocable to us from properties that we consolidate.

Property Management Fees.  Property management fees for the six months ended June 30, 2009 and 2008 totaled $1.2 million and were comprised of fees incurred by our consolidated properties.  We expect increases in property management fees in the future as available space at our operating properties is leased-up.

Asset Management Fees.  Asset management fees for the six months ended June 30, 2009 totaled $2.8 million as compared to $1.9 million for the six months ended June 30, 2008 and were comprised of fees incurred by our consolidated properties.  The increase in asset management fees was primarily due to the acquisition of Crossroads Office Park in June 2008 and the Central Europe Joint Venture in July 2008.  We expect asset management fees to stabilize in the future.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2009 were $3 million as compared to $1.8 million for the six months ended June 30, 2008 and were comprised of insurance premiums, auditing fees, transfer agent fees, legal fees, reimbursement for salaries and benefits of persons employed by Behringer Harvard Opportunity Advisors I that provide services to us, and other administrative expenses.  The increase is primarily due to a $0.7 million increase for expenses incurred by our advisor for services provided to us, a $0.2 million increase in directors’ and officers’ insurance premiums, and $0.2 million related to other various corporate general and administrative activities.

Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2009 were $5.3 million and were comprised primarily of the net loss of $19.5 million offset by depreciation and amortization expense of $12.7 million, change in condominium inventory of $6 million, and a non-cash impairment charge of $2.7 million.  During the six months ended June 30, 2008, cash flows used by operating activities were $14.9 million and were comprised primarily of an increase in condominium inventory of $16.4 million, a net loss of $8 million, adjusted for depreciation and amortization expense of $9.4 million, and an increase in accrued liabilities of $2.6 million. Operating cash flows are expected to be flat due to rental revenue stabilizing on our operating properties combined with lower hotel revenues at The Lodge and Spa at Cordillera offset by higher condominium sales at The Private Residences at The Chase Park Plaza.

Cash flows used in investing activities for the six months ended June 30, 2009 were $23.8 million and primarily represent capital expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $9.4 million, investment in notes receivable of $5.1 million and additions of property and equipment of $5 million.  During the six months ended June 30, 2008, cash flows used in investing activities were $110.2 million and primarily represented acquisitions of real estate totaling $45.7 million, capital expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $42.2 million, and investment in notes receivable of $11.7 million.

Cash flows provided by financing activities for the six months ended June 30, 2009 were $13.5 million and were comprised primarily of net borrowings on our senior secured revolving credit facility of $8.6 million and proceeds from notes payable of $16.4 million, offset by payments on notes payable of $11.7 million.  Cash flows provided by financing activities for the six months ended June 30, 2008 were $71.3 million and were comprised primarily of proceeds from notes payable of $57.8 million related to development activities at our Chase Park and Frisco Square properties and proceeds from mortgages of our consolidated borrowers of $18.4 million.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO, defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries, as one measure to evaluate our operating performance.  In addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”), which excludes from FFO acquisition-related costs, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO and MFFO, together with the required GAAP presentations, provide a more complete understanding of our performance.

We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  We believe that MFFO is helpful to our investors and our management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  By providing FFO and MFFO, we present information which assists investors in aligning their analysis with management’s analysis of long-term, core operating activities.  We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not have acquisition activities or derivatives or be affected by impairments.

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

•      Impairment charges.  An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is intended to be held long-term.  Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends.  The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance.  Because MFFO excludes impairment charges, management believes MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than on one-time market valuations.

•      Adjustments to fair value for derivatives not qualifying for hedge accounting.  Management uses derivatives in the management of our debt and interest rate exposure.  We do not intend to speculate in these interest rate derivatives and accordingly period-to-period changes in derivative valuations are not primary factors in management’s decision-making process.  We believe by excluding the gains or losses from these derivatives, MFFO provides useful supplemental information on the realized economic impact of the hedges independent of short-term market fluctuations.

•      Acquisition-related costs.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment.  Prior to 2009, acquisition costs for these types of investments were capitalized; however beginning in 2009 acquisition costs related to business combinations are expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.

FFO or MFFO should not be considered an alternative to net income (loss) or an indication of our liquidity.  Neither is indicative of funds available to fund our cash needs, including our ability to make distributions, and each should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO may not be comparable to presentations by other REITs.

The following section presents our calculation of FFO and MFFO and provides additional information related to our FFO and MFFO (in thousands, expect per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(11,850)	$(4,390)	$(19,503)	$(8,017)
Net loss attributable to noncontrolling interest	2,756	1,466	5,077	2,916
Adjustments for:
Real estate depreciation (1)	6,483	4,384	12,797	8,384
Real estate amortization (1)	1,998	2,244	4,637	4,408
Noncontrolling interest depreciation & amortization(2)	(1,022)	(494)	(2,022)	(1,052)
Funds from operations (FFO)	$(1,635)	$3,210	$986	$6,639

Other Adjustments:
Impairment charge	2,732	—	2,732	—
(Gain) loss on derivatives not designated as hedging instruments	(575)	—	(754)	—
MFFO	$522	$3,210	$2,964	$6,639

GAAP weighted average shares:
Basic and diluted	55,211	54,474	55,122	54,344

MFFO per share	$0.01	$0.06	$0.05	$0.12

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

•                  Straight-line rental revenue of $0.6 million and $1.1 million was recognized for the three and six months ended    June 30, 2009, respectively, and $0.9 million and $2.3 million was recognized for the three and six months ended June 30, 2008, respectively;

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of    $1.2 million and $2.4 million for the three and six months ended June 30, 2009, respectively, and $1.2 million and $2.4 million was recognized for the three and six months ended June 30, 2008, respectively;

•                  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2009, respectively.  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2008;

•                  Bad debt expense of $0.1 million and $0.3 million was recognized for the three and six months ended June 30, 2009, respectively.  Bad debt expense of $0.1 million and $0.2 million was recognized for the three and six months ended June 30, 2008, respectively; and

•                  Amortization of deferred financing costs of $0.8 million and $1.6 million was recognized as interest expense for mortgages and notes payable for the three and six months ended June 30, 2009, respectively, and $0.2 million and $0.4 million was recognized as a reduction of interest income for notes receivable for the three and six months ended June 30, 2009.  Amortization of deferred financing costs of $0.5 million and $0.8 million was recognized as interest expense for mortgages and notes payable for the three and six months ended June 30, 2008, respectively, and $0.1 million and $0.2 million was recognized as a reduction of interest income for notes receivable for the three and six months ended June 30, 2008.

In addition, cash flows generated from MFFO may be used to fund all or a portion of certain capitalizable items that are excluded from MFFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for distribution to our stockholders.

As noted above, we believe FFO and MFFO are helpful to investors and our management as a measure of operating performance.  FFO and MFFO are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO.

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

Cash amounts distributed to stockholders during the six months ended June 30, 2009 was $1.4 million.  For the six months ended June 30, 2009, cash flows provided by operating activities was $5.3 million.  Accordingly, for the six months ended June 30, 2009, cash flow from operations exceeded cash amounts distributed to stockholders by $3.9 million.  Cash amounts distributed to stockholders during the six months ended June 30, 2008 was $2 million.  For the six months ended June 30, 2008, cash flows used in operating activities was $14.9 million.  Accordingly, for the six months ended June 30, 2008, none of the cash flows from operating activities exceeded cash amounts distributed to stockholders.  The shortfall was funded principally from proceeds from our offering.

The following are the distributions paid and declared for the three and six months ended June 30, 2009 and 2008.

				Total	Declared
	Distributions Paid			Distributions	Distribution
2009	Cash	Reinvested	Total	Declared	Per Share
Second Quarter	$371	$1,034	$1,405	$—	$—
First Quarter	1,048	3,015	4,063	4,070	0.07
Total	$1,419	$4,049	$5,468	$4,070	$0.07

				Total	Declared
	Distributions Paid			Distributions	Distribution
2008	Cash	Reinvested	Total	Declared	Per Share
Second Quarter	$986	$3,129	$4,115	$4,076	$0.07
First Quarter	964	3,079	4,043	4,055	0.07
Total	$1,950	$6,208	$8,158	$8,131	$0.14

On April 2, 2009, our Board of Directors voted to declare dividends on a quarterly basis rather than a monthly basis, thus generating significant administrative cost savings to the REIT’s shareholders.  In addition, future distributions will be determined and paid in arrears rather than in advance of the period to which they apply.  On July 14, 2009, our Board of Directors authorized a quarterly distribution in the amount of $0.075 per share of common stock, which is equivalent to an annual distribution of 3% assuming a $10 price per share.  The distribution is payable to the common stockholders of record at the close of business on June 30, 2009, the record date previously established by the board on June 22, 2009.  The distribution was paid on July 29, 2009.

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

Share Redemption Plan

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 30, 2009, our board of directors suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or need for long-term care.  On May 11, 2009, our board of directors approved certain amendments to the program related to the per share redemption price, and as of June 22, 2009, in accordance with the amended and restated share redemption program, the per share redemption price will be as described in Part II, Item 2 of this quarterly report.  In the second quarter ended June 30, 2009, we redeemed 31,850 shares of common stock.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate these estimates, including investment impairment, on a regular basis.  These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Below is a discussion of the accounting policies that we consider will be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of VIEs in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances and profits have been eliminated in consolidation.

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values.  The acquisition date is the date on which we obtain control of the real estate property.  These assets acquired and liabilities assumed may consist of buildings, any assumed debt, identified intangible assets and asset retirement obligations.  Identified intangible assets generally consist of the above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of identifiable net assets acquired.  Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired.  Acquisition-related costs are expensed in the period incurred.

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

In addition, we evaluate our investments in unconsolidated joint ventures and our investments in the Chase Park working capital loan and Royal Island bridge loans at each reporting date and if we believe there is an other than temporary decline in market value, or if it is probable we will not collect all principal and interest in accordance with the terms of the working capital or bridge loan, we will record an impairment charge based on these evaluations.

As discussed in Note 8 to the Consolidated Financial Statements, we have determined that Alexan Black Mountain meets the criteria of a VIE and that we are the primary beneficiary of this entity.  Therefore, we have consolidated this entity, including the related real estate assets and third party construction financing.  As of June 30, 2009, the outstanding principal balance under our mezzanine loan with Alexan Black Mountain was $9.7 million plus accrued interest, which is eliminated upon consolidation.  As of June 30, 2009, we believe that all of the amounts due under our mezzanine loan may not be collectible and to the extent that we would, in the future, deconsolidate the assets of Alexan Black Mountain, we would recognize an impairment for our mezzanine loan.

Though we believe it is currently probable that we will collect scheduled principal and interest with respect to our Chase Park working capital loan and our Royal Island bridge loans, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty.  Given this, any future adverse development in market conditions would cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our working capital or bridge loans.

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

As a result of the difficult economic conditions that continued into the second quarter of 2009 including the general weakness in market rental rates, we evaluated certain of our real estate investments for potential impairment as of June 30, 2009.  Based on our analyses, we recorded a non-cash impairment charge of $2.7 million related to our leasehold interest in an office building in London, England.

Other than the impairment charge discussed above, we believe the carrying value of our operating real estate assets, properties under development, investments in unconsolidated joint ventures, and working capital and bridge loans is currently recoverable.  However, if market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

For our net investments in foreign real estate properties, we use British pound and Euro foreign currency forward exchange contracts and foreign currency put/call options to eliminate the impact of foreign currency movements on our financial position.  At June 30, 2009, our foreign currency derivative contracts were reported at their fair value of $0.3 million within prepaid expenses and other assets in our consolidated balance sheet.  A 10% increase in the respective forward foreign currency - US dollar exchange rate would result in a $0.1 million decrease in fair value.  A 10% decrease in the respective forward foreign currency - US dollar exchange rate would result in a $0.3 million increase in fair value.

We maintain approximately $0.3 million in Euro-denominated accounts at European financial institutions.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.  We do not enter into derivatives for trading or speculative purposes, nor do we maintain any market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $433.2 million in notes payable at June 30, 2009, $393.6 million represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidated.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $2.5 million.

At June 30, 2009, interest rate caps used to mitigate our interest rate risk classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  Interest rate swaps classified as liabilities were reported at their combined fair values of $4.5 million in other liabilities at June 30, 2009.  A 100 basis point decrease in interest rates would result in a $1.3 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $1.6 million net increase in the fair value of our interest rate caps and swaps.

Item 4T.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

The following risk factor updates and should be read in conjunction with the risk factors contained in the “Risk Factors” section set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

The current offering price of shares under our distribution reinvestment plan may exceed the price at which we offer shares under the distribution reinvestment plan following our next estimation of value of our shares of common stock.

On June 22, 2009 our board of directors established an estimated per share value of our common stock of $8.17 per share pursuant to our valuation policy.  In connection with that valuation our board of directors further determined that distributions may be reinvested in shares of our common stock at a price of $8.17 per share, which is the estimated per share value.  Due to the continuing impact of the disruptions in the financial and real estate markets on the values of our investments, no assurances can be given that the estimated value per share of our common stock at our next valuation will not be less than $8.17 per share.

If participation in the DRP decreases we may not have sufficient funds available to redeem all shares submitted for redemption pursuant to the share redemption program, and you may not be able to sell your shares under the program.

Our share redemption program contains certain restrictions and limitations, including a funding limitation which provides that the funds used for redemption during any period may not exceed the amount of gross proceeds generated from the sale of shares through the DRP during that period.  In addition, our board may, from time to time, in its sole discretion, further limit the funds that we use to redeem shares.  We cannot predict with any certainty how much, if any, DRP proceeds will be available to fund redemptions under our share redemption program.  If participation in the DRP decreases and fewer proceeds are generated from DRP sales, then our ability to redeem shares under our share redemption program will be limited and you may not be able to sell any of your shares back to us.

Item 2.                    Unregistered Sales of Equity Securities

Public Offering of Common Stock

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 30, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability, or need for long-term care (referred to herein as “exceptional redemptions”).  However, the board determined to not accept and to suspend until further notice redemptions other than exceptional redemptions.

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

On June 22, 2009, our board of directors established an estimated per share value of $8.17 pursuant to our Amended and Restated Policy for Estimation of Common Stock Value (the “Amended Estimated Valuation Policy”).  Thus, in accordance with the amended and restated share redemption program, as of June 22, 2009, the per share redemption price for exceptional redemptions will be the lesser of (a) $8.17, which is the estimated per share value, and (b) the average price per share that investor paid for his shares.  For all redemptions other than exceptional, the per share redemption price will be the lesser of (1) $7.35, which is 90% of the estimated per share value, and (2) 90% of the average price per share that the investor paid for his shares.

We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided, that in no event may the funds used for redemption during any period exceed the amount of gross proceeds generated from the sale of shares through the DRIP during that period.  Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-

year holding period applicable to requests for exceptional redemptions or other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through the DRIP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

During the quarter ended June 30, 2009, we redeemed shares as follows:

2009	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	$—	—
May	31,850	$9.98	31,850	(1)
June	—	$—	—
	31,850	$9.98	31,850	(1)

(1) The maximum number of shares that may be purchased under the program is limited to 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided, that in no event may the funds used for redemption during any period exceed the amount of gross proceeds generated from the DRIP during that period.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of our stockholders was held on June 22, 2009.  All nominees standing for election as directors were elected.  The following directors were elected to hold office for a term expiring at the 2010 Annual Meeting or until their successors are elected and qualified, with the vote for each director being reflected below:

				Votes
		Votes For as		Withheld as
	Number of	a Percentage	Number of	a Percentage
	Votes	of Votes	Votes	of Votes
Director Nominee	For	Eligible(1)	Withheld	Eligible(2)
Robert M. Behringer	26,898,571	96.60%	947,746	3.40%
Robert S. Aisner	26,900,286	96.60%	946,031	3.40%
Barbara C. Bufkin	26,880,923	96.53%	965,394	3.47%
Terry L. Gage	26,904,842	96.62%	941,475	3.38%
Steven J. Kaplan	26,904,788	96.62%	941,529	3.38%

(1) Votes for as a percentage of all votes present in person or by proxy.

(2) Votes withheld as a percentage of all votes present in person or by proxy.

The affirmative vote of the holders of a majority of the outstanding shares of common stock represented at the Annual Meeting was required to elect each director.

Item 5.                    Other Information.

Per Share Value

On June 22, 2009, our board of directors adopted the Amended Estimated Valuation Policy to clarify certain technical aspects of our valuation policy initially adopted on May 11, 2009.  Pursuant to the Amended Estimated Valuation Policy, our board of directors established an estimated per share value of our common stock of $8.17 per share.  This estimate is being provided to assist broker-dealers in connection with their obligations under applicable FINRA Rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under ERISA reporting requirements.

As noted in the Amended Estimated Valuation Policy, the estimated value may not reflect the amount an investor would obtain if he tried to sell his shares or if the Company liquidated its assets.  For a full description of the limitations and qualifications of the estimate, please refer to the Amended Estimated Valuation Policy, a copy of which is filed as Exhibit 99.1 to our Current Report on Form 8-K filed on June 22, 2009.

Share Purchase Price for Second Amended and Restated Distribution Reinvestment Plan

In accordance with the DRP, on June 22, 2009, our board of directors determined that distributions may be reinvested in shares of our common stock at a price of $8.17 per share, which is the estimated per share value, beginning with reinvestments made after July 26, 2009.  Previously, the DRP price was $9.50 per share.

Item 6.                    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: August 14, 2009	By:	/s/ Gary S. Bresky
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

4.2	First Amendment to the Second Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Form 10-Q filed on May 15, 2009)

31.1*	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

32.1*(1)	Section 1350 Certifications (furnished herewith)

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