Form 10-Q
period 2009-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2009-11-13
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, the Registrant had 55,518,417 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2009

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Real estate
Land and improvements, net	$131,277	$131,028
Buildings and improvements, net	414,247	416,821
Real estate under development	18,704	17,306
Total real estate	564,228	565,155

Condominium inventory	92,342	94,723
Cash and cash equivalents	19,141	25,260
Restricted cash	6,869	4,134
Accounts receivable, net	7,863	14,946
Prepaid expenses and other assets	1,782	3,550
Leasehold interests, net	15,669	23,160
Investments in unconsolidated joint ventures	63,007	62,316
Furniture, fixtures and equipment, net	12,446	13,932
Deferred financing fees, net	4,324	6,407
Notes receivable	43,039	36,542
Lease intangibles, net	23,907	28,303
Other intangibles, net	8,517	9,025
Receivables from related parties	1,547	3,413
Total assets	$864,681	$890,866

Liabilities and Equity
Notes payable	$441,574	$416,179
Accounts payable	3,047	6,073
Payables to related parties	1,875	1,643
Acquired below-market leases, net	13,743	17,567
Accrued and other liabilities	24,656	26,037
Total liabilities	484,895	467,499

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Stockholders’ Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 55,518,417 and 54,836,985 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively	6	5
Additional paid-in capital	495,143	489,139
Accumulated distributions and net loss	(109,170)	(66,085)
Accumulated other comprehensive loss	(3,574)	(5,194)
Total Behringer Harvard Opportunity REIT I, Inc. Stockholders’ Equity	382,405	417,865
Noncontrolling interest	(2,619)	5,502
Total equity	379,786	423,367
Total liabilities and equity	$864,681	$890,866

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues
Rental revenue	$15,948	$15,192	$47,529	$41,577
Hotel revenue	1,513	2,045	3,011	5,240
Condominium sales	1,964	4,315	13,893	4,315
Total revenues	19,425	21,552	64,433	51,132

Expenses
Property operating expenses	6,623	6,793	19,438	17,955
Bad debt expense	10,277	87	10,620	274
Cost of condominium sales	1,983	4,331	14,003	4,331
Interest expense	4,415	4,113	12,606	9,059
Real estate taxes	1,686	1,980	6,121	5,311
Impairment charge	7,109	—	9,841	—
Property management fees	613	583	1,812	1,781
Asset management fees	1,387	1,456	4,166	3,399
General and administrative	1,404	1,209	4,388	3,032
Advertising costs	233	708	632	1,853
Depreciation and amortization	6,863	6,783	21,877	18,550
Total expenses	42,593	28,043	105,504	65,545

Interest income	41	706	120	2,241

Loss before income taxes and equity in losses of unconsolidated joint ventures	(23,127)	(5,785)	(40,951)	(12,172)

Provision for income taxes	(54)	(47)	(152)	(146)
Equity in losses of unconsolidated joint ventures	(1,059)	(1,987)	(2,640)	(3,518)
Net loss	(24,240)	(7,819)	(43,743)	(15,836)
Add: Net loss attributable to the noncontrolling interest	3,791	2,334	8,868	5,250
Net loss attributable to Behringer Harvard Opportunity REIT I, Inc.	$(20,449)	$(5,485)	$(34,875)	$(10,586)

Weighted average shares outstanding:
Basic and diluted	55,431	54,611	55,226	54,433

Loss per share attributable to Behringer Harvard Opportunity REIT I, Inc.
Basic and diluted	$(0.37)	$(0.10)	$(0.64)	$(0.19)

Comprehensive income:
Net loss	$(24,240)	$(7,819)	$(43,743)	$(15,836)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(669)	(164)	879	1,505
Unrealized gain (loss) on interest rate derivatives	450	2,463	1,033	(469)
Reclassifications due to hedging activities	24	—	240	—
Total other comprehensive income	(195)	2,299	2,152	1,036
Comprehensive loss	(24,435)	(5,520)	(41,591)	(14,800)
Comprehensive loss attributable to the noncontrolling interest	2,234	1,383	8,336	4,976
Comprehensive loss attributable to Behringer Harvard Opportunity REIT I, Inc.	$(22,201)	$(4,137)	$(33,255)	$(9,824)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity

For the nine months ended September 30, 2009:
Balance at January 1, 2009	1,000	$—	54,836,985	$5	$489,139	$(66,085)	$(5,194)	$5,502	$423,367

Redemption of common stock			(105,381)		(992)				(992)

Distributions declared on common stock						(8,210)			(8,210)

Contributions from non-controlling interest								215	215

Shares issued pursuant to Distribution Reinvestment Plan, net			786,813	1	6,996				6,997

Comprehensive loss:
Net loss						(34,875)		(8,868)	(43,743)

Other comprehensive income:
Foreign currency translation gain							465	414	879
Unrealized gain on interest rate derivatives							915	118	1,033
Reclassifications due to hedging activities							240	—	240

Total comprehensive loss								(8,336)	(41,591)

Balance at September 30, 2009	1,000	$—	55,518,417	$6	$495,143	$(109,170)	$(3,574)	$(2,619)	$379,786

For the nine months ended September 30, 2008:
Balance at January 1, 2008	1,000	$—	54,056,354	$5	$481,521	$(14,982)	$(473)	$15,324	$481,395

Redemption of common stock			(342,590)		(3,130)				(3,130)

Distributions declared on common stock						(12,260)			(12,260)

Contributions from non-controlling interest								1,041	1,041

Shares issued pursuant to Distribution Reinvestment Plan, net			977,874		9,289				9,289

Comprehensive loss:
Net loss						(10,586)		(5,250)	(15,836)

Other comprehensive income:
Foreign currency translation gain							1,177	328	1,505
Unrealized loss on interest rate derivatives							(415)	(54)	(469)

Total comprehensive loss								(4,976)	(14,800)

Balance at September 30, 2008	1,000	$—	54,691,638	$5	$487,680	$(37,828)	$289	$11,389	$461,535

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(43,743)	$(15,836)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	18,452	15,079
Amortization of deferred financing fees	2,365	1,480
Impairment charge	9,841	—
Bad debt expense	10,620	274
Equity in losses of unconsolidated joint ventures	2,640	3,518
Gain on derivatives	(567)	—
Unrealized loss on derivatives	—	1,110
Change in accounts receivable	(3,462)	(4,353)
Change in condominium inventory	1,993	(20,601)
Change in prepaid expenses and other assets	1,806	(3,115)
Change in accounts payable	(834)	(976)
Change in accrued and other liabilities	3,700	4,619
Change in payables to related parties	2,098	(1,074)
Addition of lease intangibles	(1,402)	(1,771)
Cash provided by (used in) operating activities	3,507	(21,646)

Cash flows from investing activities:
Purchases of real estate properties	—	(47,473)
Investment in unconsolidated joint ventures	(3,331)	(31,553)
Capital expenditures for real estate under development	(9,874)	(28,316)
Capital expenditures for real estate under development of consolidated borrowers	(583)	(24,823)
Additions of property and equipment	(7,139)	(4,796)
Change in restricted cash	(2,735)	(925)
Investment in notes receivable	(6,495)	(26,983)
Distributions from unconsolidated joint venture	—	696
Fees paid to related party for mezzanine loan arrangements	—	(2,405)
Cash used in investing activities	(30,157)	(166,578)

Cash flows from financing activities:
Financing costs	(480)	(3,011)
Proceeds from notes payable	18,823	117,014
Proceeds from mortgages of consolidated borrowers	1,700	23,285
Net borrowings on senior secured revolving credit facility	15,400	58,000
Payments on notes payable	(12,226)	(37,673)
Redemptions of common stock	(992)	(3,130)
Distributions	(2,611)	(2,994)
Contributions from noncontrolling interest holders	2,525	1,870
Distributions to noncontrolling interest holders	(254)	(829)
Change in payables to related parties	—	(328)
Cash provided by financing activities	21,885	152,204

Effect of exchange rate changes on cash and cash equivalents	(1,354)	1,111

Net change in cash and cash equivalents	(6,119)	(34,909)
Cash and cash equivalents at beginning of the period	25,260	78,498

Cash and cash equivalents at end of the period	$19,141	$43,589

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

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we have focused on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties.  We have also originated two mezzanine loans.  We completed our first property acquisition in March 2006, and, as of September 30, 2009, we wholly owned 11 properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multifamily properties that we consolidate as variable interest entities and we have been deemed the primary beneficiaries, both of which were fully operational as of September 30, 2009.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or subsidiaries thereof.  Our wholly-owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by BHO Business Trust, a Maryland business trust, which is our wholly-owned subsidiary.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet as of September 30, 2009, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2009 and 2008, and consolidated statements of equity and cash flows for the nine months ended September 30, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of September 30, 2009 and December 31, 2008 and our consolidated results of operations and cash flows for the periods ended September 30, 2009 and 2008.  Such adjustments are of a normal recurring nature.   To conform to the current-year presentation, which presents bad debt expense separately on our consolidated statements of operations and comprehensive income, we reclassified to bad debt expense, $87 thousand and $274 thousand for the three- and nine-month periods ended September 30, 2008, which was previously reported within property operating expenses on our consolidated statements of operations.

We have evaluated subsequent events after the balance sheet date of September 30, 2009 through November 13, 2009, which is the date the financial statements were issued.

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

The fair value of any tangible assets acquired, consisting of land, land improvements, buildings, building improvements, tenant improvements, and furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets.  Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures, and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors.  The values of the buildings are depreciated over their respective estimated useful lives ranging from 25 years for commercial office property to 39 years for hotel/mixed-use property using the straight-line method.  Building improvements are depreciated over their estimated useful lives ranging from 7 to 25 years.  Tenant improvements are depreciated over the term of the respective leases.  Land improvements are depreciated over the

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

estimated useful life of 15 years, and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.  Our leasehold interest is depreciated over its remaining contractual life, or approximately 100 years.

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

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of September 30, 2009, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately 11 years.

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

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets as of September 30, 2009 is as follows:

Lease / Other Intangibles
October 1, 2009 - December 31, 2009	$459
2010	1,806
2011	1,282
2012	1,039
2013	890

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of September 30, 2009	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$449,017	$131,744	$39,102	$(25,505)	$16,205	$10,439
Less: depreciation and amortization	(34,770)	(467)	(15,195)	11,762	(536)	(1,922)
Net	$414,247	$131,277	$23,907	$(13,743)	$15,669	$8,517

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of December 31, 2008	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$438,228	$131,299	$39,399	$(25,917)	$23,477	$10,439
Less: depreciation and amortization	(21,407)	(271)	(11,096)	8,350	(317)	(1,414)
Net	$416,821	$131,028	$28,303	$(17,567)	$23,160	$9,025

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value.  In addition to land acquisition costs, land development costs, and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At September 30, 2009, condominium inventory consisted of $16.3 million of finished units and $76 million of work in progress.  As of December 31, 2008, condominium inventory consisted of $9.3 million of finished units and $85.4 million of work in progress.

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management’s plans for the property.  There were no inventory valuation adjustments related to our condominium inventory for the three or nine months ended September 30, 2009 or 2008.  However, we may experience valuation adjustments to our condominium inventory in the future.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $10 million and $8.6 million as of September 30, 2009 and December 31, 2008, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties.  The allowance for doubtful accounts was $10.4 million and $0.2 million as of  September 30, 2009 and December 31, 2008, respectively.  In September 2009, we recorded a $10.1 million charge (includes $5.2 million for straight-line rent) to the allowance for doubtful accounts related to our lease of the Chase Park Hotel and its operations to Kingsdell, L.P., our 5% unaffiliated partner in Chase Park Plaza and its hotel operator (see Note 12).

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $5.4 million and $3.5 million as of September 30, 2009 and December 31, 2008, respectively.

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

In addition, we evaluate our investments in unconsolidated joint ventures and our investments in the Chase Park working capital loan and Royal Island bridge loans at each reporting date and if we believe there is an other than temporary decline in market value, or if it is probable we will not collect all principal and interest in accordance with the terms of the working capital or bridge loans, we will record an impairment charge based on these evaluations.  While we believe it is currently probable we will collect all scheduled principal and interest with respect to our working capital and bridge loans, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty.  Given this, any future adverse development in market conditions would cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our working capital or bridge loans.

In evaluating our investments for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.  The value of our properties held for development depends on market conditions, including estimates of the project start date as well as estimates of future demand for the property type under development.  We have analyzed trends and other information related to each potential development and incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses.  Due to the judgment and assumptions applied in the estimation process with respect to impairments, including the fact that limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.

As a result of the continued adverse economic conditions including the general weakness in market rental rates and tenant renewals, we evaluated certain of our real estate investments for potential impairment as of September 30, 2009.  Based on our analyses, we recorded a non-cash impairment charge of $7.1 million related to our leasehold interest in an office building in London, England during the third quarter of 2009.

Other than the impairment charge discussed above, we believe the carrying value of our operating real estate assets, properties under development, investments in unconsolidated joint ventures, and working capital and bridge loans is currently recoverable.  However, if market conditions worsen beyond our current expectations, or if our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease or our expected hold periods decrease, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $6.8 million and $4.9 million as of September 30, 2009 and December 31, 2008, respectively.

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

As of September 30, 2009, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.  See Notes 5 and 13 for further information regarding our derivative financial instruments.

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

The British pound is the functional currency for our Becket House investment operating in London, England and the Euro is the functional currency for the operations of our Central Europe Joint Venture.  We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statement of equity.  The cumulative foreign currency translation adjustment was a gain of $0.9 million and $2.2 million as of September 30, 2009 and December 31, 2008, respectively.

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $1.6 million and $3 million was recognized in rental revenues for the nine months ended September 30, 2009 and 2008, respectively.  Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue and is recognized as the services are rendered.

Revenues from the sales of condominiums are recognized when sales are closed and title passes to the new owner, the new owner’s initial and continuing investment is adequate to demonstrate a commitment to pay for the condominium, the new owner’s receivable is not subject to future subordination, and we do not have a substantial continuing involvement

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

with the new condominium.  Amounts received prior to closing on sales of condominiums are recorded as deposits in our financial statements.

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

On May 18, 2006, the State of Texas enacted a law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  For the periods ended September 30, 2009 and 2008, we recognized a current and deferred tax provision of $0.2 million and $0.1 million, respectively, related to the Texas margin tax.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates.  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows.  For the nine months ended September 30, 2009 and 2008, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At September 30, 2009 and December 31, 2008, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Noncontrolling Interest

We hold a primary beneficiary interest as a lender in two variable interest entities that own real estate properties and thus, we consolidate their accounts with and into our accounts.  Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments including the 5%, 8%, 10%, 15%, and 20% unaffiliated partners’ share of the equity in Chase Park Plaza, The Lodge & Spa at Cordillera, Rio Salado Business Center, Frisco Square, and Becket House, respectively, as well as 100% of the equity of the two VIEs we consolidated as a lender and primary beneficiary.  Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

the nine months ended September 30, 2009 and 2008.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  As of September 30, 2009 and 2008, we had options to purchase 69,583 and 54,583 shares of common stock outstanding at a weighted average exercise price of $8.99 and $9.21, respectively.  These options are excluded from the calculation of earnings per share for the three and nine months ended September 30, 2009 and 2008 because the effect would be anti-dilutive.

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

4.         New Accounting Pronouncements

In November 2008, the Financial Accounting Standards Board (“FASB”) issued a standard which clarifies that an entity shall continue to use the cost accumulation model for its equity method investments.  It also confirms past accounting practices related to the treatment of contingent consideration and the use of the impairment model for equity method accounting. Additionally, it requires an equity method investor to account for a share issuance by an investee as if the investor had sold a proportionate share of the investment.  This standard was effective January 1, 2009, and applies prospectively.  The implementation of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued a staff position providing additional guidance for estimating fair value when there has been a significant decrease in market activity for a financial asset.  This staff position re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept.  It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  This guidance is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  The implementation of this guidance on June 30, 2009 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities.  The guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded.  The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter.  We are currently assessing the impact, if any, that this new guidance will have on our consolidated financial statements.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s performance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$217	$—	$217

Liabilities
Derivative financial instruments	$—	$3,925	$—	$3,925

Derivative financial instruments classified as assets are included in other assets on the balance sheet while derivative financial instruments classified as liabilities are included in other liabilities.  See Notes 3 and 13 for further information regarding our use of hedging instruments.

Impairment of Real Estate Asset

As a result of the continued adverse economic conditions including the general weakness in market rental rates and tenant renewals, we evaluated certain of our real estate investments for potential impairment as of September 30, 2009.  Based on our analyses, we recorded non-cash impairment charges totaling $9.8 million related to our leasehold interest in an office building in London, England for the nine months ended September 30, 2009.  The inputs used to calculate the fair value of this asset included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing this asset.  This fair value estimate is considered Level 3 of the fair value hierarchy.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following fair value hierarchy table presents information about our asset measured at fair value on a nonrecurring basis as of September 30, 2009:

					Gain
	Level 1	Level 2	Level 3	Total	(Loss)
Asset
Leasehold interest, net	$—	$—	$15,669	$15,669	$(9,841)

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

As of September 30, 2009 and December 31, 2008, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $441.6 million and $416.2 million as of September 30, 2009 and December 31, 2008, respectively, have a fair value of approximately $446.5 million and $418.4 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps along with our foreign currency exchange forward contract are recorded at their respective fair values in prepaid expenses and other assets for those derivative instruments that have an asset balance and in other liabilities for those derivative instruments that are liabilities (See Note 5).

The fair value estimates presented herein are based on information available to our management as of September 30, 2009 and December 31, 2008.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

7.         Real Estate Investments

As of September 30, 2009, we wholly owned 11 properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multifamily properties that we consolidate as VIEs, both fully operational as of September 30, 2009.  In addition, we have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of September 30, 2009 and December 31, 2008:

		Carrying Value of Investment
Property Name	Ownership Interest	September 30, 2009	December 31, 2008
Royal Island	30%	$22,430	$22,060
GrandMarc at Westberry Place	50%	7,130	7,324
GrandMarc at the Corner	50%	6,663	5,527
Central Europe Joint Venture	47%	26,784	27,405
Total		$63,007	$62,316

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Our investments in unconsolidated joint ventures as of September 30, 2009 and December 31, 2008 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows:

	September 30, 2009	December 31, 2008
Real estate assets, net	$382,760	$371,223
Cash and cash equivalents	15,272	24,636
Other assets	3,267	2,791
Total assets	$401,299	$398,650

Notes payable	$233,239	$245,203
Other liabilities	18,620	25,442
Total liabilities	251,859	270,645

Equity	149,440	128,005
Total liabilities and equity	$401,299	$398,650

For the three and nine months ended September 30, 2009, we recognized $1.1 million and $2.6 million, respectively, of equity in losses.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three and nine months ended September 30, 2009 and 2008 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$6,208	$4,662	$17,580	$8,977

Operating expenses:
Operating expenses	1,816	2,031	4,888	4,358
Property taxes	205	216	612	659
Total operating expenses	2,021	2,247	5,500	5,017

Operating income	4,187	2,415	12,080	3,960

Non-operating expenses:
Depreciation and amortization	2,508	2,111	7,413	4,245
Interest and other, net	3,913	4,582	10,157	7,504
Total non-operating expenses	6,421	6,693	17,570	11,749

Net loss	$(2,234)	$(4,278)	$(5,490)	$(7,789)
Company’s share of net loss	$(1,059)	$(1,987)	$(2,640)	$(3,518)

8.         Variable Interest Entities

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own multifamily communities under development (the “Alexan Voss” in Houston, Texas and “Alexan Black Mountain” in Henderson, Nevada properties, respectively).  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million.  Our mezzanine loans are subordinate to the construction loans.  In addition, we have entered into option agreements allowing us to purchase the ownership interests in Alexan Voss and Alexan Black Mountain after each project’s substantial completion and upon notification of completion from the developer.  As of September 30, 2009, the option agreement allowing us to purchase Alexan Black Mountain has expired.

In February 2009, we received the notice of completion on Alexan Voss.  Accordingly, pursuant to the option agreement, we had ninety days from the delivery of the notice of completion to exercise our option to purchase the completed property.  We have waived our rights to purchase the property.  Therefore, the general partner and mezzanine borrower at its sole discretion may elect to exercise its put option requiring us to purchase the property within 120 days upon the delivery of a written notice.  In September 2009, we agreed to an extension of the put option agreement that extends the date through which the general partner and mezzanine borrower may elect to exercise the put option through

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

January 23, 2010.  As of November 13, 2009, the general partner and mezzanine borrower have not elected to provide us with the put notice.

Based on our evaluation, we have determined that these entities meet the criteria of VIEs under GAAP and that we are the primary beneficiary of these variable interest entities.  Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing.  As of September 30, 2009, there was $87.7 million of related real estate assets related to Alexan Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction loans.  The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities.  As of September 30, 2009, the outstanding principal balance under our mezzanine loans was $22.7 million, which is eliminated, along with accrued interest and loan origination fees, upon consolidation.  We, as the mezzanine lender, are in discussion with the mezzanine borrower and the senior construction lender to refinance the Alexan Black Mountain note payable.  In the third quarter of 2009, the original maturity date of the Alexan Black Mountain note payable was extended to December 29, 2009 pending continuing discussions to refinance or renew the note payable for a longer term.

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas (“Royal Island”).  In December 2007, we participated in a bridge loan financing arrangement and committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property.  In June 2009, we purchased the interest in the first of two superior tranches, the A-1 tranche, for $3.1 million.  The total amount outstanding to us at September 30, 2009, including accrued interest and fees, was $42.5 million (See Note 9).  Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity but that we are not the primary beneficiary.  Accordingly, we do not consolidate the Royal Island entity and instead account for it under the equity method of accounting.  At September 30, 2009, there was approximately $142 million of real estate assets under development related to Royal Island.

9.         Notes Receivable

Chase Park Plaza Working Capital Loan

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.  At September 30, 2009, the note receivable balance was $1.9 million.

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

Under the terms of the loan documents, the bridge loan could be extended once for a period of six months upon the satisfaction of certain conditions with notice given by the borrower by November 20, 2008 and a payment of an extension fee.  At the maturity date, not all of the conditions were satisfied and as a result, the bridge loan went into default and became a non-earning loan.  The balance owed to us at the time of default was $37.7 million including accrued interest and fees.  Discussions between the bridge loan lenders and the borrower to complete a satisfactory workout plan have begun; however, there are no assurances that a workout plan will be completed or that the loan will be reinstated by the borrower.  Accordingly, we may seek other actions under the loan documents to protect our investment including foreclosure, exercise of power of sale, or conveyance in satisfaction of debt.  In accordance with GAAP, from the time the loan went into default until the time that a foreclosure occurs, a satisfactory workout is completed, or the loan is reinstated by the borrower, we do not recognize interest income on the loan.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In April 2009, we collected $2.1 million in unpaid interest and fees from the borrower.  At September 30, 2009, the loan balance owed to us for both tranches was $42.5 million, which includes $1.5 million of accrued interest and fees included in receivables from related parties at September 30, 2009.  Of the $42.5 million balance owed to us, $3.1 million represents the recently acquired A-1 tranche.  We have not recorded an allowance against the recorded balance as our estimate of the fair value of the Royal Island property securing the bridge loan exceeds the current carrying value of the loan, and accordingly, we believe it is probable that all of the outstanding balance is collectible.

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

10.      Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs to real estate under development.  During the nine months ended September 30, 2009 we capitalized $7.1 million of such costs associated with real estate under development and certain investments accounted for by the equity method, including $1.3 million in interest costs.  During the year ended December 31, 2008, we capitalized $53.9 million of costs associated with real estate under development and certain investments accounted for by the equity method, including $9 million in interest costs.  Capitalized interest costs include interest expense and amortization of deferred financing costs.

Certain redevelopment costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza have been capitalized to condominium inventory on our consolidated balance sheet at September 30, 2009.  During the nine months ended September 30, 2009, we capitalized a total of $11.3 million of such costs associated with the condominium redevelopment at Chase Park Plaza.  For the year ended December 31, 2008, we capitalized a total of $28.7 million of costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera, including $4.8 million of interest and deferred financing costs.

During the first nine months of 2009, $0.5 million in costs were transferred from real estate under development to land on our balance sheet.  Also, during the first nine months of 2009, $4.9 million and $0.2 million of real estate under development costs were transferred to building and improvements and to furniture, fixtures, and equipment, respectively, on our balance sheet.  For the year ended December 31, 2008, $15.4 million in costs were transferred from real estate under development to land on our balance sheet.  Also, during the year ended December 31, 2008, $89.7 million and $7.2 million of real estate under development costs were transferred to building and improvements and to furniture, fixtures, and equipment, respectively, on our balance sheet.

11.      Notes Payable

Our notes payable balance was $441.6 million at September 30, 2009, as compared to $416.2 million at December 31, 2008, and consists of borrowings and assumptions of debt related to our property acquisitions as well as the notes payable of our mezzanine borrowers we consolidate as variable interest entities under GAAP and our borrowings under our $75 million senior secured credit facility.  Each of our notes payable is collateralized by one or more of our properties.  At September 30, 2009, our notes payable interest rates ranged from 2% to 6.3%, with a weighted average interest rate of approximately 3.2%.  Of our $441.6 million in notes payable at September 30, 2009, $402 million represented debt subject to variable interest rates.  At September 30, 2009, our notes payable have maturity dates that range from October 2009 to January 2016.  In July 2009, we extended the maturity date of the Frisco Square I, LLC (Land) loan with the lender to October 28, 2009, pending ongoing discussions to extend this loan for one year as permitted under the terms of the loan agreement or as otherwise negotiated.  As of October 28, 2009, we had not come to an agreement with the lender to extend the loan.  Failure to agree to terms for a loan extension constitutes a default of the extended loan agreement.  The loan bears interest at a floating rate of LIBOR + .25%, or 2.75% as of September 30, 2009.  We continue to make monthly payments of interest only under the loan agreement.  We believe that we are in compliance with all covenants under this loan agreement and we are currently in negotiations to extend or renegotiate this loan.  This loan is secured by real property and is unconditionally guaranteed by us.

Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At September 30, 2009, we are not aware of any non-compliance with our debt covenants under our loan agreements.  We have unconditionally guaranteed payment of the notes payable related to Frisco Square, Chase Park Plaza Hotel, Chase — Private Residences, Northborough Tower, Bent Tree Green, and Crossroads Office Park.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In February 2008, we entered into a senior secured revolving credit facility providing for up to $75 million of secured borrowings.  The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit.  We have unconditionally guaranteed payment of the senior secured revolving credit facility.  The availability of credit under the revolving credit facility is limited by the terms of the credit agreement.  As of September 30, 2009, the maximum availability under the revolving credit facility was $64.7 million.  The outstanding balance under the revolving credit facility was $63.4 million.

The following table summarizes our contractual obligations for principal payments as of September 30, 2009:

Principal Payments Due:
Oct 1, 2009 - December 31, 2009	$54,909
2010	202,904
2011	138,761
2012	8,070
2013	16,664
Thereafter	19,244
Unamortized premium	1,022

$441,574

12.          Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of September 30, 2009 for our consolidated properties are as follows:

Future Minimum Lease Payments
October 1, 2009 - December 31, 2009	$10,223
2010	36,393
2011	34,535
2012	33,428
2013	19,896
Thereafter	51,315

Total	$185,790

As of September 30, 2009, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Kingsdell, L.P., our 5% unaffiliated partner in Chase Park Plaza and its hotel operator, leased the hotel and accounted for rental revenue of approximately $6.1 million, or approximately 12.8%, of our aggregate rental revenues for the nine months ended September 30, 2009.

Hotel occupancy rates and ADR have declined sharply nationwide in 2009, and as a result, the Chase Park Plaza lessee, Kingsdell, L.P., has been unable to pay the full amount of its lease payment.  Accordingly, in the third quarter 2009, we recorded a $10.1 million charge (includes $5.2 million for straight-line rent) to bad debt expense related to the unpaid balance.  We continue to work with the lessee to complete a satisfactory workout plan.

Approximately $0.1 million and $0.3 million of contingent rent was included in rental revenue for the three and nine months ended September 30, 2009, respectively.  Approximately $0.2 million and $0.4 million of contingent rent was included in rental revenue for the three and nine months ended September 30, 2008, respectively.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Derivative instruments classified as assets were reported at their combined fair values of $0.2 million and $1.3 million in prepaid expenses and other assets at September 30, 2009 and December 31, 2008, respectively.  Derivative instruments classified as liabilities were reported at their combined fair values of $3.9 million and $5.5 million in accrued and other liabilities at September 30, 2009 and December 31, 2008, respectively.  During the nine months ended September 30, 2009, we recorded unrealized losses of $0.9 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at September 30, 2009.  Unrealized losses on interest rate derivatives for the nine months ended September 30, 2009 reflect a reclassification of unrealized losses from accumulated other comprehensive loss to interest expense of $0.2 million.

The following table summarizes the notional values of our derivative financial instruments as of September 30, 2009.  The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2009, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate/ Strike Rate	Maturity	Fair Value Asset / (Liability)
Cash Flow Hedges
Interest rate cap - Santa Clara Tech Center	$35,115	6.00%	June 15, 2010	$—
Interest rate cap - Santa Clara Tech Center	$17,000	6.00%	June 15, 2010	$—
Interest rate cap - Chase - Private Residences	$30,000	6.00%	December 15, 2009	$—
Interest rate cap - Becket House	£12,700	5.75%	November 21, 2010	$1
Interest rate swap - Becket House	£12,700	5.50%	November 21, 2009	$(151)
Interest rate swap - Crossroads	$25,000	3.10%	November 1, 2010	$(743)

Net Investment Hedges
Foreign currency put - Becket House	£6,120	£1.30	November 23, 2011	$208
Foreign currency put - Central Europe Joint Venture	€17,000	€1.10	July 28, 2010	$8
Other
Interest rate swap - Chase Park Plaza Hotel	$80,594	3.82%	November 15, 2010	$(3,031)

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2009 and December 31, 2008.

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2009	Fair Value at December 31, 2008	Fair Value at September 30, 2009	Fair Value at December 31, 2008

Derivatives designated as hedging instruments:

Interest rate derivative contracts	Prepaid expenses and other assets	$1	$6	$—	$—
Interest rate derivative contracts	Accrued and other liabilities	—	—	(894)	(1,468)
Foreign exchange contracts	Prepaid expenses and other assets	216	1,267	—	—

Total derivatives designated as hedging instruments		$217	$1,273	$(894)	$(1,468)

Derivatives not designated as hedging instruments:

Interest rate derivative contract	Accrued and other liabilities	$—	$—	$(3,031)	$(4,050)

Total derivatives		$217	$1,273	$(3,925)	$(5,518)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations for the periods ended September 30, 2009 and 2008.

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Interest rate derivative contracts	$256	$(671)	$24	$—	$663	$(590)	$55	$—

(1)          Amounts related to interest rate derivative contracts are included in interest expense.

Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Foreign exchange contracts	$(127)	$771	$—	$—	$(1,052)	$617	$—	$—

(1)          We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss)		Amount of Gain or (Loss)
		Recognized in Income on		Recognized in Income on
	Location of Gain or (Loss)	Derivative		Derivative
	Recognized in Income on	Three months ended September 30,		Nine months ended September 30,
	Derivative	2009	2008	2009	2008
Interest rate derivative contract	Interest expense	$293	$—	$1,047	$—

Credit risk and collateral

Our credit exposure related to interest rate and foreign currency derivative instruments is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreements with the counterparty related to our interest rate caps of Santa Clara Tech Center and Chase — The Private Residences, cash deposits may be required to be posted by the counterparty whenever their credit rating falls below certain levels.  Based on our agreement with the counterparty related to our interest rate swap of Crossroads Office Park, we may be required to post cash collateral of up to $0.6 million if the lender’s obligation to lend under our senior secured credit facility is terminated or the lender ceases to be a party to the senior secured credit facility and the value of the derivative is a liability on our consolidated balance sheet.  At September 30, 2009, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.  See Notes 3 and 5 for further information on our derivative instruments.

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

On October 26, 2009, our Board of Directors authorized a quarterly distribution in the amount of $0.075 per share of common stock, which is equivalent to an annual distribution of 3% assuming a $10 price per share.  The distribution is

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

payable to the common stockholders of record at the close of business on September 30, 2009, the record date previously established by the board on August 10, 2009.  The distribution was paid on November 3, 2009.

The following are the distributions declared by quarter for the nine months ended September 30, 2009 and 2008:

2009	Cash	DRP	Total	Per Share
3rd Quarter	$1,192	$2,948	$4,140	$0.08
2nd Quarter	—	—	—	—
1st Quarter	1,063	3,007	4,070	0.07
Total	$2,255	$5,955	$8,210	$0.15

2008	Cash	DRP	Total	Per Share
3rd Quarter	$999	$3,130	$4,129	$0.08
2nd Quarter	978	3,098	4,076	0.07
1st Quarter	969	3,086	4,055	0.07
Total	$2,946	$9,314	$12,260	$0.22

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

Behringer Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Our advisor, or its affiliates, also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset or, with respect to a loan, up to 0.5% of the funds advanced.  Behringer Opportunity Advisors I or its predecessor-in-interest did not earn acquisition and advisory fees or acquisition expense reimbursements in the nine months ended September 30, 2009.  In the nine months ended September 30, 2008, we incurred $4.7 million in acquisition and advisory fees and $0.9 million in acquisition expense reimbursements.

We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred $0.1 million and $2.4 million in debt financing fees for the nine months ended September 30, 2009 and 2008, respectively.

We pay HPT Management Services LP, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  We incurred and expensed property management fees or oversight fees totaling $1.5 million and $1.3 million in the nine months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009, we incurred less than $0.1 million of construction management fees payable to BH Property Management.  We did not incur any construction management fees to BH Property Management for the nine months ended September 30, 2008.

We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the nine months ended September 30, 2009, we expensed $4.1 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate.  For the nine months ended September 30, 2008, we expensed $3.3 million of asset management fees and capitalized $0.2 million of asset management fees to real estate.

We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the nine months ended September 30, 2009 and 2008, we incurred and expensed costs for administrative services totaling $1.3 million and $0.3 million, respectively.

At September 30, 2009, we had a payable to our advisor and its affiliates of $1.9 million.  This balance consists primarily of asset management fees and expenses and administrative service expenses payable to Behringer Opportunity Advisors I, management fees payable to BH Property Management, and other miscellaneous payables.  This payable is offset by a receivable from our advisor and its affiliates of $0.1 million, which is included in receivables from related parties at September 30, 2009.

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

On June 22, 2009, we issued options to purchase 5,000 shares of our common stock at $8.17 per share to each of our three independent directors pursuant to the Incentive Award Plan.  On July 24, 2008, we issued options to purchase 5,000 shares of our common stock at $9.50 per share to each of our three independent directors pursuant to the Incentive Award Plan.  The options issued in both 2009 and 2008 become exercisable one year after the date of grant.  As of September 30, 2009, options to purchase 69,583 shares of stock were outstanding, of which 15,000 are fully vested, at a weighted average exercise price per share of $8.99.  The remaining contractual life of the outstanding options is 4.1 years.  Compensation expense associated with our Incentive Award Plan was not material for the nine months ended September 30, 2009 or 2008.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

17.      Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Nine months ended September 30,
	2009	2008
Supplemental disclosure:
Interest paid, net of amounts capitalized	$10,522	$7,902
Income taxes paid	$—	$76

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$140	$256
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$1,123	$3,259
Capital expenditures for real estate under development of consolidated borrowers in accounts payable and accrued liabilities	$—	$2,468
Amortization of deferred financing fees in properties under development	$218	$378
Amortization of deferred financing fees in properties under development of consolidated borrowers	$—	$43

Non-cash financing activities:
Assumed debt on acquisition of real estate investment	$—	$22,229

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report on Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in the Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in Part II, Item 1A of this report on Form 10-Q, the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, and the risks identified in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, each as filed with the SEC.

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

Executive Overview

We are a Maryland corporation that was formed in November 2004 to invest in and operate commercial real estate or real-estate related assets located in or outside the United States on an opportunistic basis.  We conduct substantially all of our business through our operating partnership and its subsidiaries. We are organized and qualify as a real-estate investment trust (“REIT”) for federal income tax purposes.

We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC (“Behringer Opportunity Advisors I”), a Texas limited liability company formed in June 2007.  Behringer Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

As of September 30, 2009, we had invested in 22 assets:  11 consolidated wholly-owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-used property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two multifamily properties deemed to be variable interest entities that we consolidate as a mezzanine lender.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Market Outlook

During 2008 and continuing into 2009, the U.S. and global economy experienced a significant downturn.  This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  Due to the struggling U.S. and global economies, we believe that overall demand for office space will continue to decline due to losses in the financial and professional services industries and that corresponding rental rates will remain weak at least through the remainder of the current year.  We also believe that tenant defaults across the nation are likely to increase in the short-term.  To date, we have not experienced any significant tenant defaults.

The hospitality industry continues to be negatively affected by the poor global economy.  Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States declined from 64.8% in the second quarter of 2008 to 57.8% in the second quarter of 2009.  The national overall Average Daily Rate (“ADR”) has also declined, from $107.80 in the second quarter of 2008 to $97.37 in the second quarter of 2009.  This weakening of the hospitality industry is expected to continue throughout the remainder of 2009.

Within the multi-family industry, weak U.S. labor markets and high unemployment rates across the nation have been key factors contributing to high vacancy rates.  Property and Portfolio Research (“PPR”) expects that vacancy rates will continue to climb through the remainder of 2009.  The absence of new supply however, combined with more favorable economic news for the economy over the next few years, is expected to help the industry to recover within five years.

Ten of our real estate assets are located in Texas.  These assets are located in the Dallas-Fort Worth and Houston metropolitan areas.  These markets and Texas in general have historically been more resistant to recessionary trends than much of the nation.  According to PPR, office vacancy rates in the Dallas-Fort Worth market continued to rise through the first half of 2009.  This was due in large part to office employment declines in the financial activities, professional, and business services industries.  However, despite these declines, leasing activity continues and supply is not as oversaturated in this market as in many.  Through the remainder of the year and into 2010, Dallas-Fort Worth and Houston are expected to react similarly to the nation as a whole.  However, the Dallas-Fort Worth and Houston markets are well-positioned to grow in the long-term.

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

We expect to fund our short-term liquidity requirements by using the short-term borrowings and cash flow from the operations of our current investments.  Operating cash flows are expected to be flat due to rental revenue stabilizing on our operating properties combined with lower hotel revenues at The Lodge and Spa at Cordillera offset by anticipated higher condominium sales at The Private Residences at The Chase Park Plaza.  For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of our investments, if and when any are sold, and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Debt Financings

We may, from time to time, make mortgage, bridge, or mezzanine loans and other loans for investments or property development.  We may obtain financing at the time an investment is made or at such later time as determined to be necessary, depending on multiple factors.

Our notes payable increased to $441.6 million at September 30, 2009 from $416.2 million at December 31, 2008 primarily as a result of notes payable associated with properties under development, borrowings under our senior secured credit facility, and new borrowings associated with Bent Tree Green.  Each of our loans is secured by one or more of our properties.  At September 30, 2009, our notes payable interest rates ranged from 2% to 6.3%, with a weighted average interest rate of 3.2%.  Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity.  At September 30, 2009, our notes payable had maturity dates that range from October 2009 to January 2016.  Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  At September 30, 2009, we believe we were in compliance with each of the debt covenants under our loan agreements.

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

In addition, capitalization rates (or cap rates) for real estate properties have increased.  Cap rates and property prices move inversely so that an increase in cap rates should, without an increase in property net operating income, result in a decrease in property value.  Although this development is positive for new property acquisitions, the overall impact will likely be negative for us because we believe it will further strain our ability to finance our business using existing assets and to refinance debt on our existing assets because our properties may be viewed as less valuable.

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

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility discussed below.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2009.  The table does not represent any extension options.

	Payments Due by Period
	2009	2010-2011	2012-2013	After 2013	Total
Principal payments - fixed rate debt	$70	$927	$18,324	$19,244	$38,565
Interest payments - fixed rate debt	582	4,633	4,118	2,263	11,596
Principal payments - variable rate debt	54,839	340,738	6,410	—	401,987
Interest payments - variable rate debt (based on rates in effect as of September 30, 2009)	3,028	8,628	207	—	11,863
Total	$58,519	$354,926	$29,059	$21,507	$464,011

Included within the table above are amounts due related to the Alexan Black Mountain and Alexan Voss notes payable.  The notes payable related to Alexan Black Mountain and Alexan Voss are not our obligations but are the obligations of our mezzanine borrowers.  Of the $54.9 million variable rate debt principal payments due in 2009, $29 million is related to Alexan Black Mountain.  We, as the mezzanine lender, are in discussion with the mezzanine borrower and the senior construction lender to refinance the Alexan Black Mountain note payable.  In September 2009, the maturity date of the Alexan Black Mountain note payable was extended to December 29, 2009 pending continuing discussions to refinance or renew the note payable for a longer term.  In addition, $25.8 million of the principal payments under variable rate debt due in 2009 is related to the Frisco Square I, LLC (Land) loan which originally matured July 29, 2009.  We have extended the maturity date of the loan thru October 28, 2009 pending ongoing discussions to extend this loan with the lender as permitted under the terms of the loan agreement or as otherwise negotiated.  As of October 28, 2009, we had not come to an agreement with the lender to extend the loan.  Failure to agree to terms for a loan extension constitutes a default of the extended loan agreement.  The loan bears interest at a floating rate of LIBOR + .25%, or 2.75% as of September 30, 2009.  We continue to make monthly payments of interest only under the loan agreement.  We believe that we are in compliance with all covenants under this loan agreement and we are currently in negotiations to extend or renegotiate this loan.  This loan is secured by real property and is unconditionally guaranteed by us.  Of the $340.7 million variable rate debt principal payments due in 2010-2011, $39.5 million is related to the Alexan Voss loan, which matures in April 2010.  We, as the mezzanine lender, are in discussions with the mezzanine borrower and the senior construction lender to extend or refinance the Alexan Voss loan.

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

We have unconditionally guaranteed payment of the senior secured revolving credit facility.  The availability of credit under the senior secured credit facility is limited by the terms of the Credit Agreement.  As of September 30, 2009, the maximum availability under the senior secured credit facility was $64.7 million and the outstanding balance was $63.4 million.  The cash and cash equivalents on the consolidated balance sheet of $19.1 million as of September 30, 2009 and additional amounts available under our senior secured credit facility are expected to fund our short-term liquidity requirements.  The proceeds of the senior secured credit facility have been used to fund ongoing costs at our development properties, to fund a portion of our acquisition of the Central Europe Joint Venture, and for general corporate purposes.

Joint Venture Indebtedness

We have noncontrolling, unconsolidated ownership investments in three properties and one investment in a joint venture consisting of 22 properties.  Our effective ownership percentages range from 30% to 50%.  We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting.  At September 30, 2009, the aggregate debt held by unrelated parties, including both ours and our partners’ share, incurred by these ventures was approximately $153.2 million.

The table below summarizes the outstanding debt of these properties as of September 30, 2009.

	Venture	Interest Rate
	Ownership	(as of		Carrying	Maturity
Properties	%	September 30, 2009)		Amount	Date

GrandMarc at the Corner	50%	5.50	%(1)	$26,919	December 31, 2009(1)
GrandMarc at Westberry Place	50%	2.25%		37,586	January 25, 2010(2)
Central Europe Joint Venture	47%	2.50	%(3)	88,740	March 1, 2012(4)
Total				$153,245

(1)

The GrandMarc at the Corner loan has been extended through December 31, 2009 pending the completion of refinancing with another lender. The interest rate during the extension period is subject to a floor of 5.5%. We expect to close on the refinancing of this loan in the late fourth quarter of 2009.

(2)	We expect to refinance or extend the GrandMarc at Westberry Place loan.
(3)	Represents the weighted average interest rate of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.
(4)	Represents the weighted average maturity date of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

Results of Operations

As of September 30, 2009, we had invested in 22 assets:  11 consolidated wholly-owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-used property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two multifamily development properties as a mezzanine lender consolidated as VIEs under GAAP.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Three months ended September 30, 2009 as compared to three months ended September 30, 2008

	Three Months Ended
	September 30,		Increase (Decrease)
	2009	2008	Amount	Percent
Revenue:
Rental revenue	$15,948	$15,192	$756	5%
Hotel revenue	1,513	2,045	(532)	-26%
Condominium sales	1,964	4,315	(2,351)	-54%
Total revenues	$19,425	$21,552	$(2,127)	-10%

Expenses:
Property operating expenses	$6,623	$6,793	$(170)	-3%
Bad debt expense	10,277	87	10,190	11713%
Cost of condominium sales	1,983	4,331	(2,348)	-54%
Interest expense	4,415	4,113	302	7%
Real estate taxes	1,686	1,980	(294)	-15%
Impairment charge	7,109	—	7,109	n/a
Property management fees	613	583	30	5%
Asset management fees	1,387	1,456	(69)	-5%
General and administrative	1,404	1,209	195	16%
Advertising costs	233	708	(475)	-67%
Depreciation and amortization	6,863	6,783	80	1%
Total expenses	$42,593	$28,043	$14,550	52%

Revenues.  Our total revenues decreased by $2.1 million to $19.4 million for the three months ended September 30, 2009 as compared to $21.5 million for the three months ended September 30, 2008.  The decrease in revenues is primarily due to:

•                  Decreased hotel revenue of $0.5 million, largely due to the negative effect of the poor global economy on the hospitality industry; and

•                  a decrease in condominium sales of $2.4 million for September 30, 2009 as compared to September 30, 2008.

We closed on the sale of three condominium units at The Private Residences at The Chase Park Plaza during the three months ended September 30, 2009.  Of the remaining 52 units, 15 units were under sales contracts with non-refundable deposits and three units were reserved with refundable deposits as of September 30, 2009.

We expect rental revenue to be flat for the remainder of 2009 due to slowing lease-up of available space at our operating properties and moderating rental rates on rollover of existing leases in the current weak economy.  Condominium sales are expected to increase as we complete construction of units and close sales on units under contract and reserved at The Private Residences at The Chase Park Plaza.

Property Operating Expenses.  Property operating expenses for the three months ended September 30, 2009 were $6.6 million as compared to $6.8 million for the three months ended September 30, 2008, and were comprised of operating expenses from our consolidated properties.

Bad debt expense.  Bad debt expense for the three months ended September 30, 2009 was $10.3 million as compared to $0.1 million for the three months ended September 30, 2008.  The increase in bad debt expense was primarily due to a reserve for bad debt established at the end of the third quarter of 2009 for Chase Park Plaza.  Hotel occupancy rates and ADR have declined sharply nationwide in 2009.  As a result, the Chase Park Plaza lessee, Kingsdell, L.P., has been unable to pay the full amount of its lease payment.  We are currently working with Kingsdell to complete a satisfactory workout plan.  The $10.1 million reserve includes $5.2 million for straight-line rent.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the three months ended September 30, 2009 were $2 million as compared to $4.3 million for the three months ended September 30, 2008.

Interest Expense.  Interest expense for the three months ended September 30, 2009 was approximately $4.4 million as compared to approximately $4.1 million for the three months ended September 30, 2008 and was primarily due to the increase in notes payable balances related to our acquisition of real estate properties and borrowings under our senior secured credit facility.  Our total notes payable at September 30, 2009 was $441.6 million as compared to $424.4 million at September 30, 2008.

Impairment Charge.  We recognized a $7.1 million non-cash impairment charge for the three months ended September 30, 2009, related to our Becket House investment, as a result of the continued adverse economic conditions including the general weakness in market rental rates and tenant renewals.  We did not recognize any impairment charges for the three months ended September 30, 2008.

Equity in Losses of Unconsolidated Joint Ventures.  Equity in losses of unconsolidated joint ventures totaled $1.1 million for the three months ended September 30, 2009 as compared to $2 million for the three months ended September 30, 2008, and consisted of net losses of $0.3 million for each of our noncontrolling interests in GrandMarc at Westberry Place and GrandMarc at the Corner, and a net loss of $0.5 million from our noncontrolling interest in the Central Europe Joint Venture.

Noncontrolling Interest.  Noncontrolling interest for the three months ended September 30, 2009 and 2008 was $3.8 million and $2.3 million, respectively and reduced our net loss for each period.  Noncontrolling interest represents the net income or loss that is not allocable to us from properties that we consolidate.

Property Management Fees.  Property management fees for both the three months ended September 30, 2009 and September 30, 2008 totaled $0.6 million and were comprised of fees incurred by our consolidated properties.  We expect increases in property management fees in the future as available space at our operating properties is leased-up.

Asset Management Fees.  Asset management fees for the three months ended September 30, 2009 totaled $1.4 million as compared to $1.5 million for the three months ended September 30, 2008 and were comprised of fees incurred by our consolidated properties.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2009 were $1.4 million as compared to $1.2 million for the three months ended September 30, 2008 and were comprised of insurance premiums, auditing fees, transfer agent fees, legal fees, reimbursement for salaries and benefits of persons employed by Behringer Harvard Opportunity Advisors I that provide services to us, and other administrative expenses.

Nine months ended September 30, 2009 as compared to nine months ended September 30, 2008

	Nine Months Ended
	September 30,		Increase (Decrease)
	2009	2008	Amount	Percent
Revenue:
Rental revenue	$47,529	$41,577	$5,952	14%
Hotel revenue	3,011	5,240	(2,229)	-43%
Condominium sales	13,893	4,315	9,578	222%
Total revenues	$64,433	$51,132	$13,301	26%

Expenses:
Property operating expenses	$19,438	$17,955	$1,483	8%
Bad debt expense	10,620	274	10,346	3776%
Cost of condominium sales	14,003	4,331	9,672	223%
Interest expense	12,606	9,059	3,547	39%
Real estate taxes	6,121	5,311	810	15%
Impairment charge	9,841	—	9,841	n/a
Property management fees	1,812	1,781	31	2%
Asset management fees	4,166	3,399	767	23%
General and administrative	4,388	3,032	1,356	45%
Advertising costs	632	1,853	(1,221)	-66%
Depreciation and amortization	21,877	18,550	3,327	18%
Total expenses	$105,504	$65,545	$39,959	61%

Revenues.  Our total revenues increased by $13.3 million to $64.4 million for the nine months ended September 30, 2009 as compared to $51.1 million for the nine months ended September 30, 2008.  The increase in revenues is primarily due to:

•                  rental revenue of $1.7 million from Crossroads Office Park which was acquired in June 2008;

•      an increase of $3.1 million related to Alexan Black Mountain and Alexan Voss.  Alexan Black Mountain was fully operational for only seven of the nine months ended June 30, 2008 while Alexan Voss was not yet operational during the nine months ended September 30, 2008;

•      an increase in rental revenue of $0.7 million from Northborough Tower, which was acquired on February 26, 2008 and therefore contributed only seven months of revenue to the nine months ended September 30, 2008; and

•      condominium sales of $13.9 million as of September 30, 2009 as compared condominium sales of $4.3 million as of September 30, 2008.

Hotel revenues for the nine months ended September 30, 2009 totaled $3 million as compared to $5.2 million for the nine months ended September 30, 2008, and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera.  The hospitality industry continues to be negatively affected by the poor global economy.  Both occupancy rates and average daily rates for hospitality properties in the United States have declined compared to the same periods in 2008.

We closed on the sale of 19 condominium units at The Private Residences at The Chase Park Plaza during the nine months ended September 30, 2009.  Of the remaining 52 units, 15 units were under contract with non-refundable deposits and three units were reserved with refundable deposits as of September 30, 2009.

We expect rental revenue to be flat for the remainder of 2009 due to slowing lease-up of available space at our operating properties and moderating rental rates on rollover of existing leases in the current weak economy.  Condominium sales are expected to increase as we complete construction of units and close sales at The Private Residences at The Chase Park Plaza.

Property Operating Expenses.  Property operating expenses for the nine months ended September 30, 2009 were $19.4 million as compared to $18 million for the nine months ended September 30, 2008, and were comprised of operating expenses from our consolidated properties.

Bad debt expense.  Bad debt expense for the nine months ended September 30, 2009 was $10.6 million as compared to $0.3 million for the nine months ended September 30, 2008.  The increase in bad debt expense was primarily due to a reserve for bad debt established at the end of the third quarter of 2009 for Chase Park Plaza.  Hotel occupancy rates and ADR have declined sharply nationwide in 2009.  As a result, the Chase Park Plaza lessee, Kingsdell, L.P., has been unable to pay the full amount of its lease payment.  We are currently working with Kingsdell to complete a satisfactory workout plan.  The $10.1 million reserve includes $5.2 million for straight-line rent.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the nine months ended September 30, 2009 were $14 million as compared to $4.3 million for the nine months ended September 30, 2008.  The increase is due to the increased number of condominiums sold for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Interest Expense.  Interest expense for the nine months ended September 30, 2009 was approximately $12.6 million as compared to approximately $9.1 million for the nine months ended September 30, 2008 and was primarily due to the increase in notes payable balances related to our acquisition of real estate properties and borrowings under our senior secured credit facility.  Our total notes payable at September 30, 2009 was $441.6 million as compared to $424.4 million at September 30, 2008.

Impairment Charge.  We recognized $9.8 million in non-cash impairment charges for the nine months ended September 30, 2009, related to our Becket House investment, as a result of the continued adverse economic conditions including the general weakness in market rental rates and tenant renewals.  We did not recognize any impairment charges for the nine months ended September 30, 2008.

Equity in Losses of Unconsolidated Joint Ventures.  Equity in losses of unconsolidated joint ventures totaled  $2.6 million for the nine months ended September 30, 2009 as compared to $3.5 million for the nine months ended  September 30, 2008 and consisted of net losses of $0.4 million for each of our noncontrolling interests in GrandMarc at Westberry Place and GrandMarc at the Corner, a loss of $0.1 million for our noncontrolling interest in Royal Island, and a loss of $1.7 million for our noncontrolling interest in the Central Europe Joint Venture.

Noncontrolling Interest.  Noncontrolling interest for the nine months ended September 30, 2009 and 2008 was $8.9 million and $5.3 million, respectively, and reduced our net loss for each period.  Noncontrolling interest represents the net income or loss that is not allocable to us from properties that we consolidate.

Property Management Fees.  Property management fees for the nine months ended September 30, 2009 and 2008 totaled $1.8 million and were comprised of fees incurred by our consolidated properties.  We expect increases in property management fees in the future as available space at our operating properties is leased-up.

Asset Management Fees.  Asset management fees for the nine months ended September 30, 2009 totaled $4.2 million as compared to $3.4 million for the nine months ended September 30, 2008 and were comprised of fees incurred by our consolidated properties.  The increase in asset management fees was primarily due to the acquisition of Crossroads Office Park in June 2008 and the Central Europe Joint Venture in July 2008.  We expect asset management fees to stabilize in the future.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2009 were $4.4 million as compared to $3 million for the nine months ended September 30, 2008 and were comprised of insurance premiums, auditing fees, transfer agent fees, legal fees, reimbursement for salaries and benefits of persons employed by Behringer Harvard Opportunity Advisors I that provide services to us, and other administrative expenses.  The increase is primarily due to a $0.7 million increase for expenses incurred by our advisor for services provided to us, a $0.3 million increase in directors’ and officers’ insurance premiums, and $0.4 million related to other various corporate general and administrative activities.

Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2009 were $3.5 million and were comprised primarily of the net loss of $43.7 million and a change in accounts receivable of $3.5 million, offset by depreciation and amortization expense of $18.5 million, change in condominium inventory of $2 million, amortization of deferred financing fees of $2.4 million, equity in losses of unconsolidated joint ventures of $2.6 million, changes in accrued and other liabilities of $3.7 million, changes in payables to related parties of $2.1 million, bad debt expense of $10.6 million related to Chase Park Plaza, and a non-cash impairment charge of $9.8 million.  During the nine months ended September 30, 2008, cash flows used by operating activities were $21.6 million and were comprised primarily of the net loss of $15.8 million, an increase in condominium inventory of $20.6 million, changes in prepaid expenses and other assets of $3.1 million, and changes in accounts receivable of $4.4 million, offset by depreciation and amortization expense of $15.1 million, equity in losses of unconsolidated joint ventures of $3.5 million, and an increase in accrued liabilities of $4.6 million.  Operating cash flows are expected to be flat due to rental revenue stabilizing on our operating properties combined with lower hotel revenues at The Lodge and Spa at Cordillera offset by higher condominium sales at The Private Residences at The Chase Park Plaza.

Cash flows used in investing activities for the nine months ended September 30, 2009 were $30.2 million and primarily represent capital expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $10.5 million, investment in notes receivable of $6.5 million and additions of property and equipment of $7.1 million.  During the nine months ended September 30, 2008, cash flows used in investing activities were $166.6 million and primarily represented acquisitions of real estate totaling $47.5 million, investments in unconsolidated joint ventures of $31.6 million, capital expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $53.1 million, and investment in notes receivable of $27 million.

Cash flows provided by financing activities for the nine months ended September 30, 2009 were $21.9 million and were comprised primarily of net borrowings on our senior secured revolving credit facility of $15.4 million and proceeds from notes payable of $18.8 million, offset by payments on notes payable of $12.2 million.  Cash flows provided by financing activities for the nine months ended September 30, 2008 were $152.2 million and were comprised primarily of proceeds from notes payable of $117 million related to development activities at our Chase Park and Frisco Square properties, net borrowings on our senior secured revolving credit facility of $58 million, and proceeds from mortgages of our consolidated borrowers of $23.3 million, offset by payments on notes payable of $37.7 million.

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

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

•      Impairment charges.  An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is intended to be held long-term.  Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends.  The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance.  Because MFFO excludes impairment charges, management believes MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than changes that may reflect only anticipated losses.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our FFO and MFFO (in thousands, expect per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(24,240)	$(7,819)	$(43,743)	$(15,836)
Net loss attributable to noncontrolling interest	3,791	2,334	8,868	5,250
Adjustments for:
Real estate depreciation and amortization per income statement	6,863	6,783	21,877	18,550
Pro rata share of unconsolidated JV depreciation and amortization (1)	1,182	1,075	3,603	2,078
Noncontrolling interest depreciation & amortization(2)	(987)	(893)	(3,009)	(1,891)

Funds from operations (FFO)	$(13,391)	$1,480	$(12,404)	$8,151

Other Adjustments:
Acquisition expenses
Impairment charge	7,109	—	9,841	—
Noncontrolling interest share of impairment charge	(1,422)		(1,968)
(Gain) loss on derivatives not designated as hedging instruments	(293)	—	(1,047)	—
Noncontrolling interest share of (gain) loss on derivatives not designated as hedging instruments	15		52

MFFO	$(7,982)	$1,480	$(5,526)	$8,151

GAAP weighted average shares:
Basic and diluted	55,431	54,611	55,226	54,433

MFFO per share	$(0.14)	$0.03	$(0.10)	$0.15

(1) This represents the depreciation and amortization expense of our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.

(2) This reflects the noncontrolling interest adjustment for the third-party partners’ proportionate share of the real estate depreciation and amortization.

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•      Straight-line rental revenue of $0.5 million and $1.6 million was recognized for the three and nine months ended September 30, 2009, respectively, and $0.7 million and $3 million was recognized for the three and nine months ended September 30, 2008, respectively;

•      Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of    $1.2 million and $3.6 million for the three and nine months ended September 30, 2009, respectively, and $1.2 million and $3.6 million was recognized for the three and nine months ended September 30, 2008, respectively;

•      Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively.  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2008;

•      Bad debt expense of $10.3 million and $10.6 million was recognized for the three and nine months ended September 30, 2009, respectively (see Note 3 to the unaudited consolidated financial statements).  Bad debt expense of $0.1 million and $0.3 million was recognized for the three and nine months ended September 30, 2008, respectively; and

•      Amortization of deferred financing costs of $0.8 million and $2.4 million was recognized as interest expense for mortgages and notes payable for the three and nine months ended September 30, 2009, respectively, and $0.2 million and $0.6 million was recognized as a reduction of interest income for notes receivable for the three and nine months ended September 30, 2009.  Amortization of deferred financing costs of $0.7 million and $1.5 million was recognized as interest expense for mortgages and notes payable for the three and nine months ended September 30, 2008, respectively, and $0.2 million and $0.4 million was recognized as a reduction of interest income for notes receivable for the three and nine months ended September 30, 2008.

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

Cash amounts distributed to stockholders during the nine months ended September 30, 2009 was $2.6 million.  For the nine months ended September 30, 2009, cash flows provided by operating activities was $3.5 million.  Accordingly, for the nine months ended September 30, 2009, cash flow from operations exceeded cash amounts distributed to stockholders by $0.9 million.  Cash amounts distributed to stockholders during the nine months ended September 30, 2008 was $3 million.  For the nine months ended September 30, 2008, cash flows used in operating activities was $21.6 million.  Accordingly, for the nine months ended September 30, 2008, none of the cash flows from operating activities exceeded cash amounts distributed to stockholders.  The shortfall was funded principally from proceeds from our offering.

The following are the distributions paid and declared as of September 30, 2009 and 2008.

				Total	Declared
	Distributions Paid			Distributions	Distribution
2009	Cash	Reinvested	Total	Declared	Per Share
Third Quarter	$1,192	$2,947	$4,139	$4,140	$0.08
Second Quarter	372	1,033	1,405	—	—
First Quarter	1,047	3,017	4,064	4,070	0.07
Total	$2,611	$6,997	$9,608	$8,210	$0.15

				Total	Declared
	Distributions Paid			Distributions	Distribution
2008	Cash	Reinvested	Total	Declared	Per Share
Third Quarter	$1,039	$3,085	$4,124	$4,129	$0.08
Second Quarter	990	3,127	4,117	4,076	0.07
First Quarter	965	3,077	4,042	4,055	0.07
Total	$2,994	$9,289	$12,283	$12,260	$0.22

On April 2, 2009, our Board of Directors voted to declare dividends on a quarterly basis rather than a monthly basis, thus generating significant administrative cost savings to our shareholders.  In addition, future distributions will be determined and paid in arrears rather than in advance of the period to which they apply.  On July 14, 2009, our board of directors authorized a quarterly distribution in the amount of $0.075 per share of common stock, which is equivalent to an annual distribution of 3% assuming a $10 price per share.  The distribution was payable to the common stockholders of record at the close of business on June 30, 2009 and the distribution was paid on July 29, 2009.  On October 26, 2009, our Board of Directors authorized a quarterly distribution in the amount of $0.075 per share of common stock, which is equivalent to an annual distribution of 3% assuming a $10 price per share.  The distribution is payable to the common stockholders of record at the close of business on September 30, 2009, the record date previously established by the board on August 10, 2009.  The distribution was paid on November 3, 2009.

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

Share Redemption Plan

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 30, 2009, our board of directors suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility.  On May 11, 2009 and November 9, 2009, our board of directors approved certain amendments to the program related to the per share redemption price.  In accordance with the share redemption program as amended and restated, the per share redemption price will be as described in Part II, Item 2 of this quarterly report.  In the third quarter ended September 30, 2009, we redeemed 32,845 shares of common stock.

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

As discussed in Note 8 to the Consolidated Financial Statements, we have determined that Alexan Black Mountain meets the criteria of a VIE and that we are the primary beneficiary of this entity.  Therefore, we have consolidated this entity, including the related real estate assets and third party construction financing.  As of September 30, 2009, the outstanding principal balance under our mezzanine loan with Alexan Black Mountain was $9.7 million plus accrued interest, which is eliminated upon consolidation.  As of September 30, 2009, we believe that all of the amounts due under our mezzanine loan may not be collectible and to the extent that we would, in the future, deconsolidate the assets of Alexan Black Mountain, we would recognize an impairment for our mezzanine loan.

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

As a result of the continued adverse economic conditions including the general weakness in market rental rates and tenant renewals, we evaluated certain of our real estate investments for potential impairment as of September 30, 2009.  Based on our analyses, we recorded a non-cash impairment charge of $7.1 million related to our leasehold interest in an office building in London, England during the third quarter of 2009.  The total non-cash impairment charge recorded for the nine months ended September 30, 2009 was $9.8 million, all of which is related to our leasehold interest in London, England.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

For our net investments in foreign real estate properties, we use British pound and Euro foreign currency forward exchange contracts and foreign currency put/call options to eliminate the impact of foreign currency movements on our financial position.  At September 30, 2009, our foreign currency derivative contracts were reported at their fair value of $0.2 million within prepaid expenses and other assets in our consolidated balance sheet.  A 10% increase in the respective forward foreign currency - US dollar exchange rate would result in a $0.1 million decrease in fair value.  A 10% decrease in the respective forward foreign currency - US dollar exchange rate would result in a $0.3 million increase in fair value.

We maintain less than $0.1 million in Euro-denominated accounts at European financial institutions.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.  We do not enter into derivatives for trading or speculative purposes, nor do we maintain any market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $441.6 million in notes payable at September 30, 2009, $402 million represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidated.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $2.8 million.

At September 30, 2009, interest rate caps used to mitigate our interest rate risk classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  Interest rate swaps classified as liabilities were reported at their combined fair values of $3.9 million in other liabilities at September 30, 2009.  A 100 basis point decrease in interest rates would result in a $0.6 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $1.3 million net increase in the fair value of our interest rate caps and swaps.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not party to, and our properties are not subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

The following risk factors update and should be read in conjunction with the risk factors contained in the “Risk Factors” section set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, and the risks identified in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

Until we generate sufficient cash flow from operating activities to cover distributions to our stockholders, we may make distributions from other sources, which may negatively impact our ability to sustain or pay distributions.

Distributions are authorized at the discretion of our board of directors based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition, and other factors that our board deems relevant.  Actual cash available for distribution may vary substantially from estimates.  In addition, to the extent we have significant capital requirements for our properties, our ability to make distributions may be negatively impacted.  If cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources.  For example, we may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow.  Historically, the amount of our declared distributions has exceeded our cash flow from operating activities.  Because of the participation level in our DRP, which results in a reinvestment of distributions in shares of our common stock, the net cash that we have been required to pay in distributions has been less than cash flow from operating activities.  However, if the level of participation in our DRP changes, the net cash required to fund distributions may exceed cash flow from operating activities.  In addition, from time to time, our advisor and its affiliates may agree, but are not required, to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.  To the extent distributions are paid from financing activities, we will have less money available for other uses, such as cash needed to refinance existing indebtedness, which may negatively impact our ability to achieve our investment objectives.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions to you.

The global financial markets have undergone pervasive and fundamental disruptions.  This volatility has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in the weakening of the U.S. and global economies.  Our business has been and may continue to be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets.  These conditions, or similar conditions existing in the future, may have the following consequences:

•      the financial condition of our tenants, many of which are financial, legal and other professional firms, has been and may continue to be adversely affected, which may result in us having to increase tenant concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels, or which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•      significant job losses in the financial and professional services industries may continue to occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•      our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;

•      reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•      the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and

•      one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to sustain the current level of our distributions or that the amount of distributions will increase over time.  If the conditions continue, our board may determine to reduce our current distribution rate or suspend distributions altogether in order to conserve cash.

Disruptions in the financial markets and adverse economic conditions could adversely affect our ability to secure debt financing on attractive terms and have affected the value of our investments.

The commercial real estate debt markets continue to experience volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt; and (4) results in difficulty in refinancing debt as it becomes due.  If the current debt market environment persists, it may be difficult for us to refinance our debt coming due in 2010 and 2011 related to several of our portfolio assets and our credit facility.

Further, the recent market volatility will likely make the valuation of our investment properties more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties.  As a result, we may not be able to recover the carrying amount of our properties, and we may be required to recognize impairment charges, which will reduce our reported earnings.  Specifically, for the quarters ended June 30, 2009 and September 30, 2009, we have taken approximately $2.7 million and $7.1 million, respectively, in impairment charges against our Becket House investment due to the uncertainty of valuations in the current volatile marketplace today.

The pervasive and fundamental disruptions that the global financial markets have undergone have led to extensive and unprecedented governmental intervention.  Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty, which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.  Among measures proposed by legislators have been moratoriums on loan payments, limits on the ability of lenders to enforce loan provisions, including the collection of interest at rates agreed in the loan documents, and involuntary modification of loan agreements.  It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed or the effect of such restrictions on us and our results of operations.  There is likely to be increased regulation of the financial markets.

Our substantial indebtedness adversely affects our financial health and operating flexibility.

At September 30, 2009, we had notes payable of approximately $441.6 million in principal amount consisting of $378.2 million of loans secured by mortgages on our properties and $63.4 million of borrowings under the revolving loans outstanding under our credit facility.  As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available to operate our properties.  In addition, we may not generate sufficient cash flow after debt service to continue paying distributions in the near term or at all.

Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our common stock, regardless of our ability to refinance or extend our debt, including:

•      limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business plan or other purposes;

•      limiting our ability to use operating cash flow in other areas of our business or to pay distributions because we must dedicate a substantial portion of these funds to service our debt;

•      increasing our vulnerability to general adverse economic and industry conditions;

•      limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation;

•      limiting our ability to fund capital expenditures, tenant improvements and leasing commissions; and

•      limiting our ability or increasing the costs to refinance our indebtedness.

We may not be able to refinance or repay our substantial indebtedness.

We have a substantial amount of debt that we may not be able to refinance or repay.  At September 30, 2009, our notes payable had maturity dates that range from October 2009 to January 2016.  During the remainder of 2009, we have approximately $54.8 million, or approximately 12.4%, of our debt maturing, including $25.8 million of principal payments related to our Frisco Square I, LLC (land) loan that matured on October 28, 2009.  In 2010 we have approximately $202.6 million, or approximately 45.9%, of our debt maturing.  In 2011, we have approximately $138.1 million, or approximately 31.3%, of our debt maturing, $63.4 million of which represents the revolving loans under our credit facility which matures in February 2011.  Due to (1) potentially reduced values of our investments, (2) our substantial debt level, (3) limited access to commercial real estate mortgages in the current market and (4) material changes in lending parameters, including loan-to-value standards, we will face significant challenges refinancing our current debt on acceptable terms or at all.  Our substantial indebtedness also requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses or opportunities.

We may not have the cash necessary to repay our debt as it matures.  Therefore, failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of that debt, could result in an event of default that could potentially allow lenders to accelerate that debt.  If our debt is accelerated, our assets may not be sufficient to repay the debt in full, and our available cash flow may not be adequate to maintain our current operations.  If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition, and results of operations will be materially and adversely affected.  Furthermore, even if we are able to obtain extensions on our existing debt, those extensions may include operational and financial covenants significantly more restrictive than our current debt covenants.  Any extensions will also require us to pay certain fees to, and expenses of, our lenders.  Any fees and cash flow restrictions will affect our ability of fund our ongoing operations from our operating cash flows.

You may not be able to sell your shares under the share redemption program and, if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

Our board of directors may amend, suspend or terminate our share redemption program at any time.  Our board of directors may reject any request for redemption of shares.  Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program.  Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder either (1) acquired the shares requested to be repurchased directly from us or (2) acquired the shares from the original investor by way of a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, or through a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

In addition, our share redemption program contains other restrictions and limitations.  We cannot guarantee that we will accommodate all redemption requests made in any particular redemption period.  If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will be redeemed on a pro rata basis during the relevant period.  You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors will waive this one-year holding requirement with respect to redemptions sought upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder’s confinement to a long-term care facility.  Our board of directors may also waive this one-year holding requirement for other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under a stockholder’s IRA, or with respect to shares purchased through the DRP. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the cash available for redemption on any particular date will be limited to the proceeds from the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period.

On March 30, 2009, our board suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility, thereby reducing the potential liquidity of a stockholder’s investment.  Therefore, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

If participation in the DRP decreases we may not have sufficient funds available to redeem all shares submitted for redemption pursuant to the share redemption program, and you may not be able to sell your shares under the program.

Our share redemption program contains certain restrictions and limitations, including a funding limitation that provides that the funds used for redemption on any particular date will be limited to the proceeds from the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period.  We cannot predict with any certainty how much, if any, DRP proceeds will be available to fund redemptions under our share redemption program.  If participation in the DRP decreases and fewer proceeds are generated from DRP sales, then our ability to redeem shares under our share redemption program will be limited and you may not be able to sell any of your shares back to us.

If you are able to resell your shares to us pursuant to our share redemption program, you will likely receive substantially less than the amount paid to acquire the shares from us or the fair market value of your shares, depending upon how long you owned the shares.

Except for redemptions sought upon a stockholder’s death or qualifying disability or redemptions sought upon a stockholder’s confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined; provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by our board of directors, or a committee thereof (the “Initial Board Valuation”), under the valuation policy, 90% of (i) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the “Special Distributions”); or (2) on or after the Initial Board Valuation, the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less any Special Distributions.  Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

The estimated per share value of our common stock determined pursuant to our valuation policy is subject to certain limitations and qualifications and may not reflect the amount an investor would obtain if he tried to sell his shares or if we liquidated our assets.

To assist fiduciaries in discharging their obligations under the Employee Retirement Income Security Act of 1974, as amended, and to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules, we adopted a valuation policy in respect of estimating the per share value of our common stock effective May 11, 2009 and amended on June 22, 2009.  On June 22, 2009, pursuant to our valuation policy, our board of directors established an estimated per share value of our common stock that is not based solely on the initial offering price of securities of $8.17 per share.  This estimate was determined by our board of directors, or a committee thereof, after consultation with Behringer Opportunity Advisors I, subject to the restrictions and limitations set forth in our valuation policy.  The estimated value is not intended to be related to any analysis of individual asset value performed for financial statement purposes nor values at which individual assets may be carried on financial statements under applicable accounting standards.  In addition, the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.  This estimated value may not reflect the amount an investor would obtain if he tried to sell his shares or if we liquidated our assets.  For a full description of the limitations and qualifications of the estimate, please refer to our valuation policy.

Item 2.                    Unregistered Sales of Equity Securities

Public Offering of Common Stock

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 30, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability, or confinement to a long-term care facility (referred to herein as “Exceptional Redemptions”).  However, the board determined to not accept and to suspend until further notice redemptions other than Exceptional Redemptions.

On November 9, 2009, our board approved certain amendments to the program which clarified the determination of the per share redemption price as adopted under the May 11, 2009 amendments to the program.  Under the third amended and restated share redemption program, the per share redemption price will equal:

•      in the case of redemptions other than Exceptional Redemptions, 90% of (i) the most recently disclosed estimated value per share (the “Valuation”) as determined in accordance with our valuation policy (the “Valuation Policy”), as such Valuation Policy is amended from time to time, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the Valuation was determined (the “Valuation Adjustment”); provided, however, that the purchase price per share shall not exceed: (1) prior to the first Valuation conducted by our board of directors, or a committee thereof (the “Initial Board Valuation”), under the Valuation Policy, 90% of (i) the Original Share Price (as defined herein) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the “Special Distributions”); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions; and

•      in the case of Exceptional Redemptions, (1) prior to the Initial Board Valuation, the Original Share Price less any Special Distributions; or (2) on or after the Initial Board Valuation, the most recently disclosed Valuation less any Valuation Adjustment, provided, however, that the purchase price per share shall not exceed the Original Share Price less any Special Distributions.

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

Under the third amended and restated share redemption program, the cash available for redemption on any particular date will generally be limited to the proceeds from the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period.

In all other material respects, the terms of our share redemption program remain unchanged.  The information set forth herein with respect to the amendments does not purport to be complete in scope and is qualified in its entirety by the full text of the Third Amended and Restated Share Redemption Program, which is being filed as Exhibit 99.1 and is incorporated into this report by reference.

On June 22, 2009, our board of directors established an estimated per share value of $8.17 pursuant to the Valuation Policy.  Thus, in accordance with the share redemption program as amended and restated, as of June 22, 2009, the per share redemption price for exceptional redemptions will be the lesser of (a) $8.17, which is the estimated per share value, and (b) the average price per share that investor paid for his shares.  For all redemptions other than exceptional, the per share redemption price will be the lesser of (1) $7.35, which is 90% of the estimated per share value, and (2) 90% of the average price per share that the investor paid for his shares.

Our board reserves the right in its sole discretion at any time and from time to time to (1) waive the one-year holding period applicable to requests for other exigent circumstances such as bankruptcy, a mandatory distribution requirement under a stockholder’s IRA or with respect to shares purchased under or through the DRP, (2) reject any request for redemption, (3) change the purchase price for redemptions, (4) limit the funds to be used for redemptions or otherwise change the limitations on redemption or (5) amend, suspend (in whole or in part) or terminate the program.

During the quarter ended September 30, 2009, we redeemed shares as follows:

2009	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	$—	—
August	32,845	$8.17	32,845	(1)
September	—	$—	—

	32,845	$8.17	32,845	(1)

(1) The maximum number of shares that may be purchased under the program in affect as of September 30, 2009 is limited to 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption.  Further, our board may, from time to time, in its sole discretion, limit the funds that we use to redeem shares; provided, that in no event may the funds used for redemption during any period exceed the amount of gross proceeds generated from the DRP during that period.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                    Other Information.

Renewal of Amended and Restated Advisory Management Agreement

On November 9, 2009, we renewed the Amended and Restated Advisory Management Agreement, as amended (the “Advisory Agreement”), between us and Behringer Opportunity Advisors I.  The renewed Advisory Agreement is effective through December 29, 2010; however, either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice.  The terms of the Advisory Agreement remain unchanged.

Adoption of Third Amended and Restated Distribution Reinvestment Plan

On November 9, 2009, our board of directors adopted the Third Amended and Restated Distribution Reinvestment Plan (the “Third Amended and Restated DRP”).  The Third Amended and Restated DRP will be effective 30 days from the date participants in the DRP are notified of the amendments to the DRP, which effectiveness we expect to be no later than December 31, 2009.

The Third Amended and Restated DRP clarifies the prices at which participants may invest in additional shares of our common stock.  Pursuant to the Third Amended and Restated DRP, prior to the termination of the DRP, participants may invest their distributions in shares of our common stock at a price equal to the following, regardless of the price per share paid by the participant in respect of which the distributions are paid: (1) prior to the first valuation of the shares conducted by our board of directors or a committee thereof (as opposed to a valuation that is based solely on the offering price of securities in the most recent offering) (the “Initial Board Valuation”) under our valuation policy, as such valuation policy is amended from time to time (the “Valuation Policy”),  95% of (i) the most recently disclosed estimated value per share (the “Valuation”) as determined in accordance with the Valuation Policy less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the Valuation was determined (the “Valuation Adjustment”); or (2) on or after the Initial Board Valuation, 100% of (i) the most recently disclosed Valuation as determined in accordance with the Valuation Policy less (ii) any Valuation Adjustment.

After termination of the DRP, participants may invest their distributions in shares that may (but are not required to) be supplied from either (i) shares registered with the SEC pursuant to an effective registration statement for shares for use in the distribution reinvestment plan (a “Future Registration”) or (ii) shares purchased by the plan administrator in a secondary market (if available) or on a national stock exchange (if listed) (collectively, the “Secondary Market”) and registered with the SEC for resale pursuant to the plan.  Shares registered in a Future Registration that are not purchased by the plan administrator in the Secondary Market will be issued at a price equal to 100% of (A) the most recently disclosed Valuation less (B) any Valuation Adjustment.  Shares purchased on the Secondary Market as set forth in (ii) above will be purchased at the then-prevailing market price, and the average price paid by the plan administrator for all such purchases for a single distribution will be utilized for purposes of determining the purchase price for shares purchased under the distribution reinvestment plan on such investment date; however, in no event will the purchase price for shares purchased under the distribution reinvestment plan be less than 100% of the market price for shares on such investment date.

Regardless of the pricing determined above, our board of directors may determine, from time to time, in its sole discretion, the price at which the plan administrator will invest distributions in shares; provided that if the new price so determined by our board of directors varies more than 5% from the pricing that would have resulted pursuant to two paragraphs above, as applicable, it will deliver a notice regarding the new price to each plan participant at least 30 days prior to the effective date of the new price.

The Third Amended and Restated DRP also clarifies that any notice to a participant under the distribution reinvestment plan may be given by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC as well as by letter addressed to the participant or delivered by electronic means.

In all other material respects, the terms of the DRP will remain unchanged.  The information set forth herein with respect to the Third Amended and Restated DRP does not purport to be complete in scope and is qualified in its entirety by the full text of the Third Amended and Restated DRP, which is being filed as Exhibit 4.1 and is incorporated into this report by reference.

Item 6.                    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: November 13, 2009	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2	Bylaws of the Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-120847, filed on November 30, 2004)

3.2(a)	Amendment to Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on February 24, 2006)

4.1*	Third Amended and Restated Distribution Reinvestment Plan

31.1*	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

31.2*	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

32.1*(1)	Section 1350 Certifications (furnished herewith)

99.1*	Third Amended and Restated Share Redemption Program

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