Form 10-K
period 2009-12-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2010-03-19
CIK 1308711

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission File Number: 000-51961

Behringer Harvard Opportunity REIT I, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1862323 (I.R.S. Employer Identification No.)
15601 Dallas Parkway, Suite 600, Addison, Texas (Address of principal executive offices)	75001 (Zip Code)

Registrant's telephone number, including area code: (866) 655-3600

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        While there is no established market for the Registrant's common stock, on June 22, 2009, the Registrant's board of directors established an estimated per share value of the Registrant's common stock of $8.17 pursuant to the Registrant's Amended and Restated Policy for Estimation of Common Stock Value. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2009 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $450.7 million, assuming a value of $8.17 per share.

        As of February 28, 2009, the Registrant had 56,182,563 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-K
Year Ended December 31, 2009

Forward-Looking Statements

        Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. and our subsidiaries (which may be referred to herein as the "Company," "we," "us" or "our"), including our ability to lease space to tenants on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock and other matters. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements.

        These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under "Risk Factors" in this Annual Report on Form 10-K and the factors described below:

  •
  market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

  •
  the availability of cash flow from operating activities for distributions and capital expenditures;

  •
  a decrease in the level of participation under our distribution reinvestment plan;

  •
  our level of debt and the terms and limitations imposed on us by our debt agreements;

  •
  the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

  •
  the need to invest additional equity in connection with debt refinancings as a result of reduced asset values and requirements to reduce overall leverage;

  •
  future increases in interest rates;

  •
  our ability to raise capital in the future by issuing additional equity or debt securities, selling our assets or otherwise;

  •
  impairment charges;

  •
  our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

  •
  conflicts of interest arising out of our relationships with our advisor and its affiliates;

  •
  unfavorable changes in laws or regulations impacting our business or our assets; and

  •
  factors that could affect our ability to qualify as a real estate investment trust.

        Forward-looking statements in this Annual Report on Form 10-K reflect our management's view only as of the date of this Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I

Item 1.    Business.

Organization

        Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the "Company," "we," "us," or "our") was incorporated in November 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes.

        We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis. In particular, we have focused on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties. We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties. We have also originated two mezzanine loans. We completed our first property acquisition in March 2006, and, as of December 31, 2009, we wholly owned 11 properties and consolidated five properties through investments in joint ventures. In addition, we are the mezzanine lender for two multifamily properties that we consolidate as variable interest entities and for which we have been deemed the primary beneficiaries. We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 ("Behringer Harvard OP I"), or subsidiaries thereof. Our wholly-owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner. The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by BHO Business Trust, a Maryland business trust, which is our wholly-owned subsidiary.

        We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC ("Behringer Opportunity Advisors I"), a Texas limited liability company formed in June 2007. Behringer Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

        Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings") and is used by permission.

Public Offering of Common Stock; Use of Proceeds

        On September 20, 2005, the Securities and Exchange Commission ("SEC") declared our Registration Statement on Form S-11 effective and we commenced a public offering (the "Offering") of up to 40,000,000 shares of common stock at a price of $10 per share in our primary offering and 8,000,000 shares of common stock at a price of $9.50 per share in our distribution reinvestment plan (the "DRP"). On November 17, 2006, we registered an additional 6,587,065 shares of common stock at a price of $10 per share. We subsequently reallocated the shares of common stock in the Offering to provide $532.7 million, or 53,270,000 shares, for sale in the primary offering and $9.2 million, or 965,331 shares, for sale in the DRP.

        On November 16, 2007, we terminated the DRP and commenced a second distribution reinvestment plan offering (the "Secondary DRP") of up to 6,315,790 shares of common stock at a price of $9.50 per share. The Secondary DRP is ongoing and beginning with reinvestments made after January 15, 2010, distributions may be reinvested in shares of our common stock at a price of $8.03 per share, which is the estimated per share value of our common stock as determined pursuant to our amended and restated policy for estimation of common stock value (the "Estimated Valuation Policy"). From July 26, 2009 through January 14, 2010, shares in the Secondary DRP were sold at a price of $8.17 per share, which was the previous estimated per share value established by the board of directors on June 22, 2009 pursuant to our Estimated Valuation Policy. As of December 31, 2009, we had issued 2,546,696 shares under the Secondary DRP resulting in gross and net proceeds of $23.2 million. The proceeds raised in the Secondary DRP are used for general corporate purposes, including, but not limited to, investment in real estate and real estate-related securities, payment of fees and other costs, repayment of debt, and funding for our share redemption program.

        On December 28, 2007, we terminated our primary offering. Aggregate gross offering proceeds from the Offering totaled approximately $538.7 million and net offering proceeds after selling commissions, dealer manager fees, and organization and offering expenses total approximately $481.8 million. We used the net proceeds from the Offering primarily to acquire commercial properties, such as office buildings, multifamily properties, hospitality, recreation and leisure properties, and mixed-use and other developments. As of December 31, 2009, we had invested substantially all of the net offering proceeds. As of December 31, 2009, we had issued 56,657,236 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, 940,387 shares issued pursuant to the DRP, and 2,546,696 shares issued pursuant to the Secondary DRP. As of December 31, 2009, we had redeemed 832,159 shares of our common stock and had 55,825,078 shares of our common stock outstanding. As of December 31, 2009, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

        Our common stock is not currently listed on a national exchange. Depending upon the then-prevailing market conditions, it is our intention to consider beginning the process of listing our shares on a national securities exchange or liquidating our assets within three to six years after December 28, 2007.

Investment Objectives

        Our investment policies are designed in order that we may make investments that are consistent with our focus on acquiring properties with significant possibilities for near term capital appreciation. We have acquired a wide variety of properties located in the U.S. and in other countries, including office, industrial, retail, hospitality, recreation and leisure, multifamily and other properties. We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties. We are not actively seeking to purchase additional properties. However, in limited circumstances we may purchase properties as a result of selling one or more properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and criteria. If we make any additional investments in properties our intention is to invest in income-producing real estate properties, including properties that have been constructed and have operating histories, are newly constructed, or are under development or construction. We may also invest in real estate-related assets such as collateralized mortgage-backed securities and mortgage, bridge, or mezzanine loans. When making investment decisions, we follow rigorous acquisition criteria and closing conditions and review other required documentation. These criteria are designed to assess and manage investment risks and support our basis for making investment decisions in the best interests of our stockholders.

        Our investment objectives are:

  •
  to realize growth in the value of our investments to enhance the value received upon our ultimate sale of such investments or the listing of our shares for trading on a national securities exchange or for quotation on the Nasdaq National Market System;

  •
  to preserve, protect, and return (through our ultimate sale of our investments or the listing of our shares for trading on a national securities exchange or for quotation on the Nasdaq National Market System) your capital contribution;

  •
  to grow net cash from operations such that cash is available for distributions to you; and

  •
  to provide you with a return of your investment by beginning the process of liquidation and distribution within three to six years after the termination of this offering or by listing the shares for trading on a national securities exchange or for quotation on the Nasdaq National Market System. If we do not liquidate or obtain listing or quotation of the shares by the sixth anniversary of the termination of this offering, we will make an orderly disposition of our assets and distribute the cash to you unless a majority of the board of directors and a majority of the independent directors extends such date.

Acquisition and Investment Policies

        We have primarily invested in quality commercial properties, such as office, retail, multifamily, industrial, hospitality, and recreation and leisure properties that have been identified as opportunistic investments with significant possibilities for near-term capital appreciation. These properties were identified as such because of their property specific characteristics or their market characteristics. We intend to hold the real properties in which we have invested until such time as sale or other disposition appears advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Economic or market conditions may influence us to hold our investments for different periods of time. We believe that a portfolio consisting of a majority of these types of properties enhances liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors.

        Our real estate investments are held in fee title or a long-term leasehold estate through Behringer Harvard OP I or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Opportunity Advisors I or other persons.

Borrowing Policies

        There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of its indebtedness shall not exceed 300% of the Company's "net assets" (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our board of directors. In addition to our charter limitation and indebtedness target, our board has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets. As a result, we may borrow more than 75% of the contract purchase price of a particular real estate asset we have acquired, to the extent the board of directors determines that borrowing these amounts is reasonable. Our board of directors reviews the Company's aggregate borrowings at least quarterly. We believe that these borrowing limitations reduce risk of loss and are in the best interests of the Company's stockholders.

Disposition Policies

        As each of our investments reaches what we believe to be the asset's optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of either distributing the net sale proceeds to our stockholders or investing the proceeds in other assets that we believe may produce a higher overall future return to the Company's investors. We anticipate that any such investment disposition typically would occur during the period from three to six years after termination of our initial public primary offering. Economic or market conditions may, however, result in different holding periods. A property may be sold before the end of the expected holding period if, in the judgment of our advisor, the value of the property might decline substantially, an opportunity has arisen to improve other properties, we can increase cash flow through the disposition of the property, or the sale of the property is in the best interests of the Company and its stockholders.

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

Competition

        We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Opportunity Advisors I. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

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

Distribution Policies

        Distributions are authorized at the discretion of our board of directors, based on our analysis of earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, and general financial condition. The board's discretion will be influenced, in substantial part, by its obligation to cause the Company to comply with the REIT requirements. Because we receive income from interest or rents at various times during its fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be paid in anticipation of cash flow that we expect to receive during a later period or of receiving funds in an attempt to make distributions relatively uniform. Moreover, distributions may exceed (as they have to date) net cash flow from operating activities if the board believes that the distributions will be covered by future net cash flow. Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level or at all.

        Distributions are paid to investors who are stockholders as of the record dates that are selected by our board of directors. Since we began operations, our board of directors has declared distributions as summarized below:

Period	Approximate Amount (Rounded)	Annualized Percentage Return Assuming $10.00 Per Share Purchase Price(1)
4th Qtr. 2009	$0.0750000 per share	3%
3rd Qtr. 2009	$0.0750000 per share	3%
1st Qtr. 2009	$0.0756148 per share	3%
4th Qtr. 2008	$0.0756148 per share	3%
3rd Qtr. 2008	$0.0756148 per share	3%
2nd Qtr. 2008	$0.0747929 per share	3%
1st Qtr. 2008	$0.0747929 per share	3%
4th Qtr. 2007	$0.0756148 per share	3%
3rd Qtr. 2007	$0.0756148 per share	3%
2nd Qtr. 2007	$0.0747929 per share	3%
1st Qtr. 2007	$0.0616410 per share	3%
Special distributions as of December 31, 2006(2)	$0.0770031 per share	—
4th Qtr. 2006	$0.0504068 per share	2%
3rd Qtr. 2006	$0.0504068 per share	2%

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

Significant Tenants

        As of December 31, 2009, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties. Kingsdell, L.P., our 5% partner in Chase Park Plaza and the operator of the hotel portion of Chase Park Plaza, leased the hotel and its operations and accounted for rental revenue of approximately $8.1 million, or approximately 13% of our rental revenues for the year ended December 31, 2009.

Employees

        We have no employees. Behringer Opportunity Advisors I and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage, and investor relations services.

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

Available Information

        We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements in connection with the offerings of our common stock. Copies of our filings with the SEC may be obtained from our website at www.behringerharvard.com or at the SEC's website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A.    Risk Factors.

        The factors described below represent the principal risks of an investment in our shares in our public offering. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders or potential investors may be referred to as "you" or "your" in this Item 1A, "Risk Factors" section.

Risks Related to an Investment in Behringer Harvard Opportunity REIT I

There is no public trading market for your shares; therefore, it will be difficult for you to sell your shares. If you are able to sell your shares, you may have to sell them at a substantial discount from the price you paid to acquire your shares.

        There is no public market for the shares. In addition, the price you receive for the sale of any shares of our common stock is likely to be less than the proportionate value of our investments. Our board of directors may reject any request for redemption of shares or amend, suspend, or terminate our share redemption program at any time. On March 30, 2009, our board of directors suspended, until further notice, redemptions other than those submitted in respect of a stockholder's death, disability, or need for long-term care. Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the price you paid to acquire your shares. It is also likely that your shares would not be accepted as primary collateral for a loan.

You may not be able to sell your shares under the share redemption program and, if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

        Our board of directors may amend, suspend or terminate our share redemption program at any time. Our board of directors may reject any request for redemption of shares. Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder either (1) acquired the shares requested to be repurchased directly from us or (2) acquired the shares from the original investor by way of a bona fide gift not for value to, or for the benefit of, a member of the stockholder's immediate or extended family, or through a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

        In addition, our share redemption program contains other restrictions and limitations. We cannot guarantee that we will accommodate all redemption requests made in any particular redemption period. If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will be redeemed on a pro rata basis during the relevant period. You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors will waive this one-year holding requirement with respect to redemptions sought upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder's confinement to a long-term care facility. Our board of directors may also waive this one-year holding requirement for other exigent circumstances affecting a stockholder such as bankruptcy or a mandatory distribution requirement under a stockholder's IRA, or with respect to shares purchased through the DRP. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, the cash available for redemption on any particular date will be limited to the proceeds from the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period.

        On March 30, 2009, our board suspended, until further notice, redemptions other than those submitted in respect of a stockholder's death, disability or confinement to a long-term care facility, thereby reducing the potential liquidity of a stockholder's investment. Therefore, you should not assume that you will be able to sell any of your shares back to us pursuant to our share redemption program.

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

        Except for redemptions sought upon a stockholder's death or qualifying disability or redemptions sought upon a stockholder's confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined; provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by our board of directors, or a committee thereof (the "Initial Board Valuation"), under the valuation policy, 90% of (i) the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less any Special Distributions. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

The estimated per share value of our common stock determined pursuant to our valuation policy is subject to certain limitations and qualifications and may not reflect the amount an investor would obtain if he tried to sell his shares or if we liquidated our assets.

        To assist fiduciaries in discharging their obligations under ERISA and to assist broker-dealers in connection with their obligations under applicable FINRA rules, we adopted a valuation policy in respect of estimating the per share value of our common stock effective May 11, 2009 and amended on June 22, 2009. On January 8, 2010, pursuant to our valuation policy, our board of directors established an estimated per share value of our common stock that is not based solely on the initial offering price of securities of $8.03 per share. This estimate was determined by our board of directors after consultation with Behringer Opportunity Advisors I, subject to the restrictions and limitations set forth in our valuation policy. The estimated value is not intended to be related to any analysis of individual asset value performed for financial statement purposes nor values at which individual assets may be carried on financial statements under applicable accounting standards. In addition, the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. This estimated value may not reflect the amount an investor would obtain if he tried to sell his shares or if we liquidated our assets. For a full description of the limitations and qualifications of the estimate, please refer to our valuation policy.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

        Our success depends to a significant degree upon the continued contributions of our chairman, certain executive officers and other key personnel, of us, our advisor and its affiliates, including Robert M. Behringer and Robert S. Aisner, each of whom would be difficult to replace. We do not have employment agreements with our chairman and executive officers, and we cannot guarantee that they will remain affiliated with us. Although our chairman, several of our executive officers and other key personnel, including Mr. Behringer and Mr. Aisner, have entered into employment agreements with affiliates of our advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our advisor. If any of our key personnel were to cease their affiliation with us, our advisor or its affiliates, our operating results could suffer. Further, although Behringer Harvard Holdings has key person insurance on the lives of Robert M. Behringer, Robert S. Aisner, Gerald J. Reihsen, III, M. Jason Mattox, and Gary S. Bresky, we do not intend to separately maintain key person life insurance on these individuals, or any other person. We believe that our future success depends, in large part, upon our advisor's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively implement our investment strategy. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

        Our strategy may involve internalizing our management functions. If we internalize our management functions, we may elect to negotiate to acquire our advisor's and property manager's assets and personnel. Under our advisory management agreement, we are restricted from hiring or soliciting any employee of our advisor or its affiliates for one year from the termination of the agreement. We are similarly restricted under our property management agreement with respect to the employees of our property manager or its affiliates. These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our advisor and its affiliates for consideration that would be negotiated at that time. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and funds from operations per share attributable to your investment.

        In addition, while we would no longer bear the costs of the various fees and expenses we pay to our advisor under the advisory management agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting, and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are currently paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

        As currently organized, we do not directly employ any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

        If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our properties.

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

        We have purchased real estate assets located outside the United States and have made mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States.

        Foreign investments could be subject to the following risks:

  •
  governmental laws, rules and policies including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

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

        On January 8, 2010 our board of directors established an estimated per share value of our common stock of $8.03 per share pursuant to our valuation policy. In connection with that valuation our board of directors further determined that distributions may be reinvested in shares of our common stock at a price of $8.03 per share, which is the estimated per share value. Due to the continuing impact of the disruptions in the financial and real estate markets on the values of our investments, no assurances can be given that the estimated value per share of our common stock at our next valuation will not be less than $8.03 per share.

Until we generate sufficient cash flow from operating activities to cover distributions to our stockholders, we may make distributions from other sources, which may negatively impact our ability to sustain or pay distributions.

        Distributions are authorized at the discretion of our board of directors based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition, and other factors that our board deems relevant. Actual cash available for distribution may vary substantially from estimates. In addition, to the extent we have significant capital requirements for our properties, our ability to make distributions may be negatively impacted. If cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources. For example, we may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. Historically, the amount of our declared distributions has exceeded our cash flow from operating activities. Because of the participation level in our DRP, which results in a reinvestment of distributions in shares of our common stock, the net cash that we have been required to pay in distributions has been less than cash flow from operating activities. However, if the level of participation in our DRP decreases, the net cash required to fund distributions may exceed cash flow from operating activities. In addition, from time to time, our advisor and its affiliates may agree, but are not required, to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders. In addition, to the extent distributions exceed net cash or cash flow generated by operations or financing activities, the level of distributions may not be sustainable and our board of directors could reduce or eliminate distributions. To the extent distributions are paid from financing activities, we will have less money available for other uses, such as cash needed to refinance existing indebtedness, which may negatively impact our ability to achieve our investment objectives.

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

        Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard-sponsored programs are seeking to invest in similar properties and other real estate-related investments. As a result, we may be buying properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard-sponsored programs managed by officers and employees of our advisor and/or its affiliates, and these other Behringer Harvard-sponsored programs may use investment strategies that are similar to ours. Our executive officers and the executive officers of our advisor are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of Behringer Harvard-sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard-sponsored programs, and these entities are and will be under common control. There is a risk that our advisor will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard-sponsored program. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our advisor and on behalf of advisors and managers of other Behringer Harvard-sponsored programs decide whether to allocate any particular property to us or to another Behringer Harvard-sponsored program or affiliate of our advisor, which may have an investment strategy that is similar to ours. In addition, we may acquire properties in geographic areas where other Behringer Harvard-sponsored programs own properties. If one of the other Behringer Harvard-sponsored programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may apply if our advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations in mortgage, bridge or mezzanine loans on our behalf because other Behringer Harvard-sponsored programs may be competing with us for such investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.

Our advisor and its affiliates, including all of our executive officers and some of our directors, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

        Our advisor and its affiliates, including our property manager, are entitled to substantial fees from us under the terms of our advisory management agreement and property management agreement. These fees could influence our advisor's advice to us as well as the judgment of affiliates of our advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

  •
  continuing, renewing, or enforcing our agreements with our advisor and its affiliates, including the advisory management agreement and the property management agreement;

  •
  public offerings of equity by us, which may entitle Behringer Securities LP ("Behringer Securities") to dealer-manager fees and will likely entitle our advisor to increased acquisition and asset management fees;

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

  •
  determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the advisor is reimbursed by us for the related salaries and benefits;

  •
  whether we seek to internalize our management functions, which internalization could result in our retaining some of our advisor's key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our advisor to purchase the assets and operations of our advisor;

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

        In addition, the conversion feature of our convertible stock could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion. Moreover, our advisor has the right to terminate the advisory management agreement for any reason upon 60 days' notice and thereby trigger the conversion of the convertible stock, which could have the effect of delaying, deferring or preventing a change of control that might otherwise be in our stockholders' best interests.

Our advisor faces conflicts of interest relating to joint ventures, tenant-in-common investments or other co-ownership arrangements, which could result in a disproportionate benefit to another Behringer Harvard sponsored program or a third-party.

        We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with other Behringer Harvard-sponsored programs, for the acquisition, development or improvement of properties as well as the acquisition of real estate-related investments. The executive officers of our advisor are also the executive officers of other Behringer Harvard-sponsored REITs and their advisors, the general partners of other Behringer Harvard-sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard-sponsored programs. These executive officers will face conflicts of interest in determining which Behringer Harvard-sponsored program should enter into any particular joint venture, tenant-in-common or co-ownership arrangement. These persons may also have a conflict in structuring the terms of the relationship between our interests and the interests of the Behringer Harvard-sponsored co-venturer, co-tenant or partner as well as conflicts of interest in managing the joint venture.

        In the event that we enter into a joint venture, tenant-in-common investment or other co-ownership arrangements with another Behringer Harvard-sponsored program or joint venture, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular real estate property, and you may face certain additional risks. For example, it is anticipated that Behringer Harvard Short-Term Fund I will never have an active trading market. Therefore, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from such joint venturer with respect to the sale of properties in the future. In addition, in the event we enter into a joint venture with a Behringer Harvard-sponsored program that has a term shorter than ours, the joint venture may be required to sell its properties at the time of the other Behringer Harvard-sponsored program's liquidation. We may not desire to sell the properties at such time. Even if the terms of any joint venture agreement between us and another Behringer Harvard-sponsored program grant us a right of first refusal to buy such properties, we may not have sufficient funds to exercise our right of first refusal under these circumstances.

        Because Mr. Behringer and his affiliates control us and other Behringer Harvard-sponsored programs, agreements and transactions among the parties with respect to any joint venture,

tenant-in-common investment or other co-ownership arrangement between or among such parties will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint ventures, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the co-ownership arrangement, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Furthermore, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right.

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

Our advisor's executive officers and key personnel and the executive officers and key personnel of Behringer Harvard-affiliated entities that conduct our day-to-day operations face competing demands on their time, and this may cause our investment returns to suffer.

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

        Each of our executive officers, including Mr. Aisner who serves as our President, Chief Executive Officer and a director, is also an officer of our advisor, our property manager and other entities affiliated with our advisor, including the advisors and fiduciaries to other Behringer Harvard-sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates of our advisor, (4) investments with affiliates of our advisor, (5) compensation to our advisor, and (6) our relationship with our property manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

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

        Our advisor and Mr. Behringer can influence whether we terminate the advisory agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange. Accordingly, our advisor can influence both the conversion of the convertible stock issued to Behringer Harvard Holdings and the resulting dilution of other stockholders' interests.

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

Behringer Opportunity Advisors I faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

        Under our advisory agreement, Behringer Opportunity Advisors I is entitled to fees that are structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our advisor's interests are not wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to fees. In addition, our advisor's entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The terms of our convertible stock provide for its conversion into shares of common stock in the event we terminate our advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds.

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

        Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

  •
  any person who beneficially owns 10% or more of the voting power of the corporation's shares; or

  •
  an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

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

        These super-majority vote requirements do not apply if the corporation's common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. Maryland law also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law also limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

        Maryland law provides a second anti-takeover statute, its Control Share Acquisition Act, which provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by the corporation's disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.

        Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If we or any of our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

  •
  limitations on capital structure;

  •
  restrictions on specified investments;

  •
  prohibitions on transactions with affiliates; and

  •
  compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

        Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, we will not be deemed to be an "investment company" if:

  •
  we are not engaged primarily, nor do we hold ourselves out as being engaged primarily, nor propose to engage primarily, in the business of investing, reinvesting or trading in securities (the "Primarily Engaged Test"); and

  •
  we are not engaged and do not propose to engage in the business of investing, reinvesting, owning, holding or trading in securities and do not own or propose to acquire "investment securities" having a value exceeding 40% of the value of our total assets on an unconsolidated basis (the "40% Test"). "Investment securities" excludes U.S. government securities and securities of majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

        We believe that we and our operating partnership satisfy both tests above. With respect to the 40% Test, most of the entities through which we and our operating partnership own our assets are majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

        With respect to the Primarily Engaged Test, we and our operating partnership are holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority owned subsidiaries of our operating partnership, we and our operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries.

        We believe that most of the subsidiaries of our operating partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our operating partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) The SEC staff's position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in "mortgages and other liens on and interests in real estate"

("Qualifying Assets"); at least 80% of its assets in Qualifying Assets plus real estate-related assets ("Real Estate-Related Assets"); and no more than 20% of the value of its assets in other than Qualifying Assets and Real Estate-Related Assets ("Miscellaneous Assets"). To constitute a Qualifying Asset under this 55% requirement, a real estate interest must meet various criteria; therefore, certain of our subsidiaries are limited with respect to the value and nature of the assets that they may own at any given time.

        If, however, the value of the subsidiaries of our operating partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our operating partnership, then we and operating partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our operating partnership are "primarily engaged," through majority owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, majority owned subsidiaries that rely on Section 3(c)(5)(C).

        To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, SEC staff interpretations with respect to various types of assets are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio.

        If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

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

        Depending upon then-prevailing market conditions, we intend to begin to consider the process of liquidating and distributing cash or listing our shares on a national securities exchange within three to six years after the termination of our initial public offering. If we have not begun the process to list our shares for trading on a national securities exchange or to liquidate at any time after the sixth anniversary of the termination of our initial public offering, unless such date is extended by our board of directors including a majority of our independent directors, we will furnish a proxy statement to stockholders to vote on a proposal for our orderly liquidation upon the written request of stockholders owning 10% or more of our outstanding common stock. The liquidation proposal would include information regarding appraisals of our portfolio. By proxy, stockholders holding a majority of our shares could vote to approve our liquidation. If our stockholders did not approve the liquidation proposal, we would obtain new appraisals and resubmit the proposal by proxy statement to our stockholders up to once every two years upon the written request of stockholders owning 10% or more of our outstanding common stock.

        Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or to delay the commencement of our liquidation beyond six years from the termination of our initial public offering. If so, our board of directors and our independent directors may conclude that it is not in our best interest for us to furnish a proxy statement to stockholders for the purpose of voting on a proposal for our orderly liquidation. Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer the furnishing of such a proxy indefinitely. Therefore, if we are not successful in implementing our exit strategy, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily and could suffer losses on your investment.

We may incur costs associated with changing our name if we are no longer permitted to use "Behringer Harvard" in our name.

        We entered into a service mark license agreement with Behringer Harvard Holdings for use of the name "Behringer Harvard." Pursuant to the agreement, when an affiliate of Behringer Harvard Holdings no longer serves as one of our officers or directors, Behringer Harvard Holdings may terminate our service mark license agreement and may require us to change our name to eliminate the use of the words "Behringer Harvard." We will be required to pay any costs associated with changing our name.

Your percentage interest in Behringer Harvard Opportunity REIT I will be reduced if we issue additional shares.

        Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us in the event that we (1) sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of our convertible stock, (5) issue shares of our common stock upon the exercise of any options granted to our independent directors or employees of Behringer Opportunity Advisors I and HPT Management or their affiliates, (6) issue shares to Behringer Opportunity Advisors I, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard OP I. In addition, the partnership agreement for Behringer Harvard OP I contains provisions which would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard OP I. Because the limited partnership interests of Behringer Harvard OP I may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard OP I and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this "Risk Factors" section, you should not expect to be able to own a significant percentage of our shares.

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

        Under the terms of our property management agreement, we may terminate the agreement upon 30 days' notice in the event of, and only in the event of, a showing of willful misconduct, gross negligence, or deliberate malfeasance by the property manager in performing its duties. Our board of directors may find the performance of our property manager to be unsatisfactory. However, unsatisfactory performance by the property manager may not constitute "willful misconduct, gross negligence, or deliberate malfeasance." As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

Distributions may be paid from capital and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions or maintain distributions at any particular level.

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

  •
  Federal income tax laws require REITs to distribute at least 90% of their taxable income to stockholders to maintain REIT status, and 100% of taxable income and net capital gain to avoid federal income tax. This limits the earnings that we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease;

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

        We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or "FDIC," only insures limited amounts per depositor per insured bank. At December 31, 2009, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

        We completed our primary offering of shares in December 2007 and are only offering shares through our Secondary DRP. Unless we sell additional equity, our ability to fund future property capital needs, such as tenant improvements, leasing commissions and capital expenditures, will depend on our ability to borrow, sell assets or interests in assets or to generate additional cash flows from operations. We will establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

        The global financial markets have undergone pervasive and fundamental disruptions. The disruption has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has declined, as a result of tightened underwriting standards. These conditions have and may continue to materially affect the value of our investment properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, the current conditions, or similar conditions existing in the future, may have the following consequences:

  •
  the financial condition of our tenants may be adversely affected, which result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties in order to maintain occupancy levels or to negotiate for reduced space needs, which results in a decrease in our occupancy levels;

  •
  an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

  •
  significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;

  •
  credit spreads for major sources of capital may continue to widen as stockholders demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

  •
  our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels, reduce our ability to pursue acquisition opportunities if any, and increase our interest expense;

  •
  a further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt;

  •
  the value of certain of our properties have likely decreased below the amounts we paid for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

  •
  the value and liquidity of our short-term investments could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors; and

  •
  one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

        Further, in light of the current economic conditions, we cannot provide assurance that we will be able to sustain the current level of our distributions. If the conditions continue, our board may reduce or cease our distributions in order to conserve cash.

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

To hedge against exchange rate and interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment and affect cash available for distributions to our stockholders.

        We have used and may in the future use derivative financial instruments to hedge exposures to changes in exchange rates and interest rates on loans secured by our assets and investments in collateralized mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions are determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time. Our hedging may fail to protect or could adversely affect us because, among other things:

  •
  interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

  •
  available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

  •
  the duration of the hedge may not match the duration of the related liability or asset;

  •
  the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

  •
  the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

  •
  the party owing money in the hedging transaction may default on its obligation to pay; and

  •
  we may purchase a hedge that turns out to be unnecessary, i.e., a hedge that is out of the money.

        Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

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

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs which may result in us sustaining losses.

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses to us and affect our ability to pay distributions to our stockholders.

Complying with REIT requirements may limit our ability to hedge effectively.

        The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75.0% and 95.0% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75.0% or 95.0% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75.0% and 95.0% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

        The current economic conditions may cause the tenants in any properties we own to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by, or relating to, one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

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

        The success of our real property investments often will be materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to stockholders. A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Additionally, loans that we make generally will relate to real estate. As a result, the borrower's ability to repay the loan may be dependent on the financial stability of the tenants leasing the related real estate.

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

        The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any asset for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of an asset. If we are unable to sell an asset when we determine to do so, it could have a significant adverse effect on our cash flow and results of operations.

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

  •
  the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor; or

  •
  that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

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

        We have invested some of the offering proceeds in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder's ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

Our student-housing properties will be subject to an annual leasing cycle, short lease-up period, seasonal cash flows, changing university admission and housing policies, and other risks inherent in the student-housing industry, any of which could have a negative impact on your investment.

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

We may face significant competition from university-owned student housing and from other residential properties that are in close proximity to our student-housing properties, which could have a negative impact on our results of operations.

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

We are dependent on the third-party managers of our hotel properties.

        In order to qualify as a REIT, we will not be able to operate our hotel properties or participate in the decisions affecting the daily operations of our hotels. We lease our hotels to a TRS in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.

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

        Certain of our properties, including some hotels and resorts and recreation and leisure properties, are generally seasonal in nature. For example, the typical mountain golf season begins in May and runs through October, during which time the resorts, like our Cordillera property, generate the vast majority of their annual revenues. Revenues and profits at mountain golf resorts and their related properties are substantially lower and historically result in losses during the winter months. As a result of the seasonal nature of certain industries that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. The failure of an operator or a tenant to manage its cash flow properly may result in such operator or tenant having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available for distribution to stockholders.

Adverse weather conditions may affect operations of certain of our properties or reduce our operators' ability to make scheduled rent payments to us, which could reduce our cash flow from such investments.

        Adverse weather conditions may influence revenues at certain types of properties we own, such as some hotels, resorts and recreation and leisure properties. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods. For example, adverse weather could reduce the number of people that visit our properties. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Poor weather conditions could also disrupt operations at properties we own and may adversely affect both the value of our investment in a property and the ability of our tenants and operators to make their scheduled rent payments to us.

Resorts, recreation and leisure, and other types of properties in which we invest may not be readily adaptable to other uses, and if these properties become unprofitable, we may not be able to recoup the value of our investment.

        Resorts and related properties, and other types of recreation and leisure properties in which we invest are specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors become unprofitable due to industry competition, a general deterioration of the applicable industry or otherwise, we may have great difficulty selling the property or we may have to sell the property for substantially less than the amount we paid for it. Should any of these events occur, our income and cash available for distribution could be reduced.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the cash available for any distributions.

        All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowing.

        Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. For example, various federal, regional, and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the impositions of standards for design, construction materials, water and energy usage and efficiency, and waste management. We are not aware of any such existing requirements that we believe will have a material impact on our current operations. However, future requirements could increase the costs of maintaining or improving our existing properties or development new properties.

Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.

        Under various federal, state, and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.

Costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

        Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990 (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you, if any.

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

        We are permitted to acquire, and historically have acquired, real properties by using either existing financing or borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds for the acquisition of real properties and for payment of distributions to stockholders. We also may borrow funds if necessary to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes and/or avoid federal income tax.

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

        Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, which is defined as our total assets plus acquired below-market lease intangibles, each as reflected on our balance sheet at the time of the calculation without giving effect to any accumulated depreciation or amortization attributable to our real estate assets, unless substantial justification exists that borrowing a greater amount is in our best interests and a majority of our independent directors approve the greater borrowing. Our policy limitation, however, does not apply to individual real estate assets. As a result, we typically borrow, and expect to continue borrowing, more than 75% of the purchase price of an individual real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.

        We do not borrow money secured by a particular real property unless we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected. In addition, incurring mortgage debt increases the risk of (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected.

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

        In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, to discontinue insurance coverage, replace Behringer Opportunity Advisors I as our advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

        We have financed some of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or "balloon" payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

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

        Some of our financing arrangements will require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax. Any of these results would have a significant, negative impact on your investment.

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

        Further, the recent market volatility will likely make the valuation of our investment properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, and we may be required to recognize impairment charges, which will reduce our reported earnings. Specifically, for the year ended December 31, 2009 we recorded a $9.9 million non-cash impairment charge related to our leasehold interest in an office building in London, England, and a $5.6 million non-cash impairment charge related to our hotel and development property in Edwards, Colorado, due to the uncertainty of valuations in the current volatile marketplace today.

Our substantial indebtedness adversely affects our financial health and operating flexibility.

        At December 31, 2009, we had notes payable of approximately $429.8 million in principal amount consisting of $367.2 million of loans secured by mortgages on our properties and $62.6 million of borrowings under the revolving loans outstanding under our senior secured credit facility. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available to operate our properties. In addition, we may not generate sufficient cash flow after debt service to continue paying distributions in the near term or at all.

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

        We have a substantial amount of debt that we may not be able to refinance or repay. At December 31, 2009, our notes payable had maturity dates that range from March 2010 to January 2016. During 2010, we have approximately $195.5 million, or approximately 46%, of our debt maturing. In 2011, we have approximately $161.2 million, or approximately 38%, of our debt maturing, $62.6 million of which represents the revolving loans under our credit facility which matures in February 2011. Due to (1) potentially reduced values of our investments, (2) our substantial debt level, (3) limited access to commercial real estate mortgages in the current market and (4) material changes in lending parameters, including loan-to-value standards, we will face significant challenges refinancing our current debt on acceptable terms or at all. Our substantial indebtedness also requires us to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available for other business expenses or opportunities.

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

        Certain of the real estate-related securities that we purchased in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we make or purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower's default.

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

        We have invested in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill periods"), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could have a negative impact on our ability to make distributions.

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

        If we acquire property by foreclosure following defaults under our mortgage, bridge, or mezzanine loans, we will have the economic and liability risks as the owner.

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

Our due diligence may not reveal all of a borrower's liabilities and may not reveal other weaknesses in its business.

        Before making a loan to a borrower or acquiring debt or equity securities of a company, we assessed the strength and skills of such entity's management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we relied on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes uncovered all relevant facts or that any investment will be successful.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to you will be dependent upon the success and economic viability of such debtors.

        The success of our investments in real estate-related loans, real estate-related debt securities and other real estate-related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.

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

        In light of our opportunistic investment strategy, it is possible that one or more sales of our properties may be "prohibited transactions" under provisions of the Code. Any subdivision of property, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a "prohibited transaction" (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our opportunistic investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.

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

        Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the "income tests" required for REIT qualification. In addition, in connection with our Section 1031 TIC Transactions, we or one of our affiliates may enter into a number of contractual arrangements with Behringer Harvard Exchange Entities whereby we will guarantee or effectively guarantee the sale of the co-tenancy interests being offered by any Behringer Harvard Exchange Entity. In consideration for entering into these agreements, we will be paid fees that could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the "income tests" required for REIT qualification. If this fee income were, in fact, treated as non-qualifying, and if the aggregate of such fee income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four ensuing taxable years. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to continue to qualify as a REIT would adversely affect your return on your investment.

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

In certain circumstances, we may be subject to federal and state taxes, which would reduce our cash available for distribution to our stockholders.

        Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes. For example, if we have net income from a "prohibited transaction," such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes, including potentially the "margin tax" in the State of Texas, on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce our cash available for distribution to our stockholders.

Non-U.S. income or other taxes, and a requirement to withhold any non-U.S. taxes, may apply, and, if so, the amount of net cash from operations payable to you will be reduced.

        We have made investments in real estate located outside of the United States and may invest in stock or other securities of entities owning real property located outside the U.S. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, you will not be eligible to claim a tax credit on your U.S. federal income tax returns to offset the income taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the U.S. Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

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

        In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel's tax opinion is based upon existing law and Treasury Regulations, applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

        Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes affected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2011. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the "double taxation" that other corporations are typically subject to.

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

        If we participate under a loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as "equity," we might have to recognize income, gains and other items from the property for federal income tax purposes. This could affect our ability to qualify as a REIT.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

        From time to time, we may generate taxable income greater than our taxable income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

General

        As of December 31, 2009, we consolidated 11 wholly-owned properties and consolidated five properties through investments in limited liability companies. In addition, we are the mezzanine lender for two multifamily properties (Tanglewood at Voss and Alexan Black Mountain) that we consolidate. We have noncontrolling, unconsolidated ownership interests in four investments that are accounted for using the equity method: Royal Island, GrandMarc at Westberry Place, GrandMarc at the Corner, and an investment in a joint venture consisting of 22 properties located in the Czech Republic, Poland, Hungary and Slovakia (the "Central Europe Portfolio", or the "Central Europe Joint Venture").

        The following table presents certain additional information about our consolidated properties as of December 31, 2009 ($ in thousands):

Property Name	Location	Approximate Rentable Square Footage (unaudited)	Description	Encumbrances		Ownership Interest
12600 Whitewater Drive	Minnetonka, Minnesota	71,000	2-story office building			100%
Ferncroft Corporate Center	Middleton, Massachusetts	226,000	8-story office building	$18,000		100%
Bent Tree Green	Dallas, Texas	138,000	3-story office building	$6,700		100%
Las Colinas Commons	Irving, Texas	239,000	3-building office complex			100%
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus			100%
Santa Clara Tech Center	Santa Clara, California	456,000	3-building office complex	$52,479		100%
Northpoint Central	Houston, Texas	180,000	9-story office building			100%
Regency Center	Houston, Texas	157,000	6-story office building			100%
2603 Augusta	Houston, Texas	242,000	16-story office building			100%
Northborough Tower	Houston, Texas	207,000	14-story office building	$21,480		100%
Crossroads	San Diego, California	140,000	7-story office building	$25,023		100%
Chase Park Plaza	St. Louis, Missouri	—	hotel and development property	$100,791		95%
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property			93%
Rio Salado Business Center	Phoenix, Arizona	—	development property			90%
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	$55,539		89%
Becket House	London, England	46,000	long-term leasehold interest	$18,636		80%
Tanglewood at Voss	Houston, Texas	—	multifamily	$39,539	(1)	Lender
Alexan Black Mountain	Henderson, Nevada	—	multifamily	$29,000	(1)	Lender

(1)
The mortgages payable of our mezzanine borrowers consolidated under Accounting Standards Codification Topic 810 are obligations of our mezzanine borrowers and are not payble by us.

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

Future Lease Payments Table

        The following table presents the future minimum base rental payments due to us over the next ten years at our consolidated properties as of December 31, 2009 ($ in thousands):

Year	Future Minimum Base Rental Payments
2010	$36,925
2011	35,097
2012	34,073
2013	20,558
2014	14,991
2015	11,244
2016	10,277
2017	9,113
2018	4,358
2019	1,085

Portfolio Lease Expirations

        The following table presents lease expirations at our consolidated properties as of December 31, 2009 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized(1) Base Rent	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2010	23	$4,284	11%	202,084	8%
2011	20	1,309	3%	59,879	2%
2012	28	10,838	28%	1,096,930	41%
2013	26	5,190	14%	336,909	13%
2014	25	5,557	14%	454,909	17%
2015	13	1,731	5%	77,788	3%
2016	10	1,173	3%	57,500	2%
2017	3	1,167	3%	65,886	2%
2018	13	5,442	14%	225,336	8%
2019	3	1,215	3%	83,212	3%
Thereafter	6	588	2%	28,663	1%

Total	170	$38,494	100%	2,689,096	100%

(1)
Annualized Base Rent represents contractual base rental income on a US GAAP straight line adjustment basis from the time of our acquisition, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

Item 3.    Legal Proceedings

        On March 4, 2010, Shannon B. Skokos and Theodore C. Skokos (the "Skokoses"), owners of a $19.5 million limited partner interest in and lenders to the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas ("Royal Island"), filed a third amended petition in the 68th Judicial District Court of Dallas County, Texas which added Behringer Harvard Opportunity REIT I, Inc. as a defendant in a lawsuit they originally filed on December 19, 2008. Behringer Harvard Opportunity REIT I, Inc. is also a limited partner in and a lender to Royal Island. Other defendants in the lawsuit are Royal Island Partners, LP, Cypress Equities, LLC, Christopher C. Maguire, Behringer Harvard Royal Island, LLC, Behringer Harvard Holdings, LLC, Behringer Harvard RI Lender, LLC, Royal Island Bahamas, Ltd., Cypress Royal Island GP, LP, Cypress Royal Island GP, LLC, Royal Island Golf Club, Bahamas Ltd., and RIBL US Borrower, LLC. The lawsuit asserts fraud in the inducement, fraud in a real estate transaction, negligent misrepresentation, unjust enrichment, violations of the Texas Securities Act, breach of a credit agreement related to the lending arrangements at Royal Island and violation of fiduciary duties arising out of the credit agreement and the related agreement among lenders and agent.

        Among other relief, the Skokoses are seeking damages and in the alternative to their damages claim, the Skokoses seek to rescind the partnership agreements they executed. We do not believe the claims against us have merit, and the Behringer Harvard entities intend to vigorously defend this action; however, the costs of defending this lawsuit may be significant in relation to our income and could adversely affect our operating results.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the Offering, we sold shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. We are currently publicly selling shares of our common stock at a price of $8.03 per share pursuant to our third amended and restated distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop. On January 8, 2010, pursuant to our Estimated Valuation Policy, our board established an estimated per share value of our common stock as of December 31, 2009 of $8.03, adjusted from the previous estimated per share value of $8.17 established on June 22, 2009. This estimated per share value is being provided to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority ("FINRA") Rules with respect to customer account statements and to assist fiduciaries of retirement plans subject to annual reporting requirements of ERISA in the preparation of their reports.

        As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated per share value does not represent the fair value according to accounting principles generally accepted in the United States of America ("GAAP") of our assets less our liabilities, nor does it represent the amount the shares would trade at on a national securities exchange or the amount an investor would obtain if the investor tried to sell his shares or if we liquidated our assets. Accordingly, with respect to the estimated value per share, we can give no assurance that:

  •
  a stockholder would be able to resell his or her shares at this estimated value;

  •
  a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of us;

  •
  our shares would trade at the estimated value per share on a national securities exchange; or

  •
  the methodologies used to estimate our value per share would be acceptable to FINRA or under ERISA for compliance with their respective reporting requirements.

        For further information regarding the limitations of the estimated value per share, see the Estimated Valuation Policy filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2009. For a full description of the methodologies used to calculate the estimated value per share, see our Current Report on Form 8-K filed with the SEC on January 15, 2010.

        The estimated value per share has been determined as of December 31, 2009. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. The current downturn in the economy has had a negative effect on commercial property values, and has severely limited access to the capital markets. As a result, this valuation represents asset values that we believe are quite depressed. As required by the Estimated Valuation Policy, we currently expect to update our estimated value per share annually.

Holders

        As of February 28, 2010, we had approximately 56,182,563 shares of common stock outstanding held by a total of approximately 20,791 stockholders.

Distributions

        We elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2006. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. Until we generate sufficient cash flow to fully fund the payment of distributions some or all of our distributions have been paid and may continue to be paid from other sources. To the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. As development projects are completed and begin to generate income, we expect to have additional funds available to distribute to investors. For tax purposes, of the amounts distributed by us in 2009 and 2008, 100% represented a return of capital.

        Distributions for the quarters in the years ended December 31, 2009 and 2008 were as follows ($ in thousands, except per share amounts):

	Distributions Paid
				Total Distributions Declared		Declared Distribution Per Share
2009	Cash	Reinvested	Total
Fourth Quarter	$1,263	$2,899	$4,164	$4,187	(1)	$0.075
Third Quarter	1,192	2,947	4,139	4,164		0.075
Second Quarter(2)	372	1,033	1,405	4,140		0.075
First Quarter	1,047	3,017	4,064	4,070		0.075

Total	$3,874	$9,896	$13,772	$16,561		$0.300

	Distributions Paid
				Total Distributions Declared	Declared Distribution Per Share
2008	Cash	Reinvested	Total
Fourth Quarter	$1,012	$3,083	$4,095	$4,142	$0.076
Third Quarter	1,039	3,085	4,124	4,129	0.076
Second Quarter	990	3,127	4,117	4,076	0.074
First Quarter	965	3,077	4,042	4,055	0.074

Total	$4,006	$12,372	$16,378	$16,402	$0.300

(1)
The distribution declared for the fourth quarter 2009 was declared on January 8, 2010.

(2)
Prior to April 1, 2009, distributions were declared in advance based upon a daily rate of $0008219 per share and paid monthly by the 16th day of the following month. Beginning with the second quarter of 2009, our board determined to declare distributions quarterly in arrears. As a result, the distributions paid during the second quarter of 2009 related to distributions declared for March 2009. Distributions paid with respect to the second quarter of 2009 were paid during the third quarter.

        For further discussion regarding our ability to sustain the current level of our distributions, see "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions."

Recent Sales of Unregistered Securities

        None.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information regarding our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	69,583	$8.99	10,930,417	*
Equity compensation plans not approved by security holders	—	—	—

Total	69,583	$8.99	10,930,417	*

*
All shares authorized for issuance pursuant to awards not yet granted under the Incentive Plan.

Share Redemption Program

        In February 2006, our board of directors authorized a share redemption program for stockholders who held their shares for more than one year. Under the program, our board reserved the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program.

        On March 30, 2009, our board of directors adopted an amended and restated share redemption program and voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability, or confinement to a long-term care facility (referred to herein as "Exceptional Redemptions"). However, the board determined to not accept and to suspend until further notice redemptions other than Exceptional Redemptions.

        On May 11, 2009, our board approved a second amended and restated share redemption program.

        On November 9, 2009, our board approved certain amendments to the program which clarified the determination of the per share redemption price as adopted under the May 11, 2009 amendments to the program. Under the third amended and restated share redemption program, the per share redemption price will equal:

  •
  in the case of redemptions other than Exceptional Redemptions, 90% of (i) the most recently disclosed estimated value per share (the "Valuation") as determined in accordance with our valuation policy (the "Valuation Policy"), as such Valuation Policy is amended from time to time, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the Valuation was determined (the "Valuation Adjustment"); provided, however, that the purchase price per share shall not exceed: (1) prior to the first Valuation conducted by our board of directors, or a committee thereof (the "Initial Board Valuation"), under the Valuation Policy, 90% of (i) the Original Share Price (as defined herein) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions; and

  •
  in the case of Exceptional Redemptions, (1) prior to the Initial Board Valuation, the Original Share Price less any Special Distributions; or (2) on or after the Initial Board Valuation, the most recently disclosed Valuation less any Valuation Adjustment, provided, however, that the purchase price per share shall not exceed the Original Share Price less any Special Distributions.

        "Original share price" means the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

        Notwithstanding the redemption prices set forth above, our board of directors may determine, whether pursuant to formulae or processes approved or set by our board, the redemption price of the shares, which may differ between exceptional and other redemptions; provided, however, that we must provide at least 30 days' notice to stockholders before applying this new price determined by the board.

        Under the third amended and restated share redemption program, the cash available for redemption on any particular date will generally be limited to the proceeds from the Secondary DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period.

        On June 22, 2009, our board of directors established an estimated per share value of $8.17 pursuant to the Valuation Policy. Thus, in accordance with the share redemption program as amended and restated, as of June 22, 2009, the per share redemption price for Exceptional Redemptions redeemed after June 22, 2009 was the lesser of (a) $8.17 and (b) the average price per share that investor paid for his shares. During that respective period and through January 14, 2010, all redemptions other than Exceptional Redemptions, the per share redemption price was the lesser of (1) $7.35, which is 90% of the estimated per share value, and (2) 90% of the average price per share that the investor paid for his shares. However, as previously disclosed, we have suspended redemptions other than Exception Redemptions until further notice.

        On January 8, 2010, our board of directors established a new estimated per share value of $8.03 pursuant to the Estimated Valuation Policy, adjusted from the previous per share value of $8.17. Thus, in accordance with the share redemption program as amended and restated, as of January 15, 2010, the per share redemption price for Exceptional Redemptions will be the lesser of (a) $8.03, which is the estimated per share value disclosed above, less the Valuation Adjustment, and (b) the average price per share that investor paid for his shares less any Special Distributions.

        For all other ordinary redemptions, the per share redemption price will be the lesser of (1) $7.23, which is 90% of the estimated per share value disclosed above, less any Valuation Adjustment and (2) 90% of the average price per share that the investor paid for his shares less any Special Distributions. However, as previously disclosed, we have suspended redemptions other than Exceptional Redemptions until further notice.

        During the fourth quarter ended December 31, 2009, we redeemed shares as follows:

2009	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—
November	48,368	$8.17	48,368		(1)
December	—	$—	—

	48,368	$8.17	48,368		(1)

(1)
The maximum number of shares that may be purchased under the program is limited to 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, our board of directors will determine whether we have sufficient cash from operations to repurchase shares, but in no event will the funds used for redemption exceed the proceeds from our distribution reinvestment plan during the preceding four fiscal quarters for which financial statements are available less any cash already used for redemptions during the same period.

Item 6.    Selected Financial Data.

        We were formed on November 23, 2004, and commenced operations on November 9, 2005 when we accepted the minimum amount of subscriptions pursuant to the Offering.

        At December 31, 2005, we owned no properties. As of December 31, 2006, we consolidated four wholly-owned properties and consolidated one property in which we have a 95% interest through an investment in a limited liability company. In addition, we consolidated two development properties as a mezzanine lender.

        As of December 31, 2007, we consolidated nine wholly-owned properties and consolidated five properties through investments in limited liability companies. In addition, we were the mezzanine lender for two development properties that we consolidated under GAAP. We had noncontrolling, unconsolidated ownership interests in three properties that are accounted for using the equity method.

        As of December 31, 2008 and 2009, we consolidated 11 wholly-owned properties and consolidated five properties through investments in joint ventures, including two hotel and development properties, and a mixed use office, retail, and multifamily property. We were the mezzanine lender for two properties that we consolidate under GAAP. We had noncontrolling, unconsolidated ownership interest in four properties that are accounted for using the equity method. Accordingly, the following selected financial data may not be comparable. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

        The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

	As of December 31,
	2009	2008	2007	2006	2005
Total assets	$843,931	$890,866	$778,695	$267,168	$19,107

Long-term debt obligations	$429,787	$416,179	$243,902	$89,203	$—
Other liabilities	39,723	51,320	53,398	15,870	2,693
Noncontrolling interest(1)	(4,325)	5,502	15,335	2,648	—
Stockholders' equity	378,746	417,865	466,060	159,447	16,414

Total liabilities and equity	$843,931	$890,866	$778,695	$267,168	$19,107

	Year ended December 31,
	2009	2008	2007	2006	2005
Revenues	$88,491	$73,287	$35,228	$4,661	$—
Net income (loss)	$(47,960)	$(44,729)	$(4,257)	$2,300	$(103)
Add: Net loss attributable to the noncontrolling interest	$10,923	$10,028	$401	$91	$—
Net income (loss) attributable to Behringer Harvard Opportunity REIT I, Inc.	$(37,037)	$(34,701)	$(3,856)	$2,391	$(103)
Basic earnings (loss) per share	$(0.67)	$(0.64)	$(0.11)	$0.25	$(0.59)
Diluted earnings (loss) per share	$(0.67)	$(0.64)	$(0.11)	$0.25	$(0.59)
Distributions declared per share	$0.30	$0.30	$0.29	$0.18	$—

(1)
Noncontrolling interest consists of the noncontrolling ownership interests in real estate properties that we consolidate (Tanglewood at Voss and Alexan Black Mountain), Chase Park Plaza, The Lodge & Spa at Cordillera, Rio Salado Business Center, Frisco Square, and the Becket House.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Executive Overview

        We are a Maryland corporation that was formed in November 2004 to invest in and operate commercial real estate or real-estate related assets located in or outside the United States on an opportunistic basis. We conduct substantially all of our business through our operating partnership and its subsidiaries. We are organized and qualify as a real-estate investment trust ("REIT") for federal income tax purposes.

        We are externally managed and advised by Behringer Opportunity Advisors I, LLC, a Texas limited liability company formed in June 2007. Behringer Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

        As of December 31, 2009, we had invested in 22 assets: 11 consolidated wholly-owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-used property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two multifamily properties deemed to be variable interest entities that we consolidate as a mezzanine lender. Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Market Outlook

        Beginning in 2008, the U.S. and global economies experienced a significant downturn. This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates. These conditions have contributed to weakened market conditions. Due to the struggling U.S. and global economies, overall demand across most real estate sectors including office, multifamily, hospitality, and retail continued to remain low due to losses in the financial and professional services industries and a U.S. unemployment rate of 10% throughout much of the second half of 2009. We believe that corresponding rental rates will also remain weak at least through the first half of 2010. The national vacancy percentage for office space increased from 14.5% in the fourth quarter of 2008 to 19.7% in the fourth quarter of 2009. Vacancies are expected to peak at over 21% in 2010. We also believe that tenant defaults and bankruptcies are likely to increase in the short-term. To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.

        The hospitality industry continues to be negatively affected by the poor global economy. Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States declined from 53.1% in the fourth quarter of 2008 to 50.6% in the fourth quarter of 2009. The national overall Average Daily Rate ("ADR") has also declined, from $103.43 in the fourth quarter of 2008 to $95.79 in the fourth quarter of 2009. This weakening of the hospitality industry is expected to continue throughout 2010 and is not expected to recover until 2011.

        Within the multifamily sector, weak U.S. labor markets and high unemployment rates across the nation have been key factors contributing to high vacancy rates. Property and Portfolio Research ("PPR") expects that vacancy rates will continue to climb through 2010 and that rent rates may still see further decreases before bottoming out in 2011.

        We have several projects in various stages of development including Rio Salado located in Phoenix, Arizona; Frisco Square located in Frisco, Texas; The Lodge & Spa at Cordillera located in Edwards, Colorado; and Royal Island, located in The Bahamas. Due in large part to the struggling U.S. and global economies, we have decided to defer further substantive development activities on these projects for the near term.

        While it is unclear as to when the overall economy will recover, we do not expect conditions to improve significantly in the near future. Management expects that the current volatility in the capital markets will continue, at least in the short-term. This volatility has significantly impacted the availability of credit for borrowers. The Wall Street Journal reported in February 2010 that lending by U.S. banks fell by 7.4% in 2009 compared to the prior year, the largest decline in bank lending since 1942. These market conditions make it more difficult to refinance assets when their mortgages mature as well as impact our ability to access bank capital for leasing, tenant improvements, and other capital needs of our properties. Consequently, we may seek alternative sources of financing to achieve our investment objectives including using the proceeds from the sale of our properties and/or temporarily reducing or eliminating our quarterly dividend.

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

        We expect to fund our short-term liquidity requirements by using the short-term borrowings and cash flow from the operations of our current investments. Operating cash flows are expected to be flat due to rental revenue stabilizing on our operating properties combined with lower hotel revenues at The Lodge and Spa at Cordillera offset by anticipated condominium sales at The Private Residences at The Chase Park Plaza. For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or unsecured debt financing, asset dispositions, reduction or elimination of the amount of distributions paid, decreases in the amount of nonessential capital expenditures, and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

  Debt Financings

        We may, from time to time, make mortgage, bridge, or mezzanine loans and other loans for investments or property development. We may obtain financing at the time an investment is made or at such later time as determined to be necessary, depending on multiple factors.

        Our notes payable increased to $429.8 million at December 31, 2009 from $416.2 million at December 31, 2008 primarily as a result of borrowings under our senior secured credit facility and new borrowings associated with Bent Tree Green. Each of our loans is secured by one or more of our properties. At December 31, 2009, our notes payable interest rates ranged from 1.9% to 6.3%, with a weighted average interest rate of 3.1%. Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough and Frisco Square investments require monthly payments of both principal and interest. At December 31, 2009, our notes payable had maturity dates that range from March 2010 to January 2016.

        Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios. At December 31, 2009, we believe we were in compliance with each of the debt covenants under our loan agreements. However, after December 31, 2009, one of our non-recourse property loans went into default. We have begun discussions with the lender to restructure the debt in a way that is supported by the underlying asset value of the property. We can provide no assurance that we will be able to restructure the debt or to purchase or payoff the debt at a discount, which could result in foreclosure or a transfer of ownership of the property to the lender. Further, we believe at least two other properties and potentially others have property loans that need to be modified during 2010 in order to support the underlying asset value.

        In December 2009, we recognized $8.7 million of other income related to the monetization of State of Missouri historic tax credits on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri. The proceeds from the historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

        In November 2009, we amended the Frisco Square I, LLC (Land) loan with the lender extending the maturity date to July 28, 2011. The amended loan requires monthly payments of principal and interest and bears interest at a floating rate of LIBOR + 4.5%. This loan is secured by real property and is unconditionally guaranteed by us.

        The commercial real estate debt markets have been experiencing and continue to experience volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Current economic conditions, as well as few unmortgaged assets, negatively impact our ability to finance capital needs through borrowings. Current market conditions also make it more difficult to refinance assets when their mortgages mature. In general, in the current market lenders have increased the amount of equity required to support either new or existing borrowings. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.

        In addition, capitalization rates (or cap rates) for real estate properties have generally increased. Cap rates and property prices move inversely so that an increase in cap rates should, without an increase in property net operating income, result in a decrease in property value. Although this development is positive for new property acquisitions, the overall impact will likely be negative for us because we believe it will further strain our ability to finance our business using existing assets and to refinance debt on our existing assets because our properties may be viewed as less valuable.

        As the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our developments and property contributions. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (i) leads to a decline in real estate values generally; (ii) slows real estate transaction activity; (iii) reduces the loan to value upon which lenders are willing to extend debt; and, (iv) results in difficulty in refinancing debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operations of real properties and mortgage loans. In addition, the current state of the debt markets has negatively impacted the ability to raise equity capital.

        If debt financing is not available on acceptable terms and conditions, we may not be able to refinance maturing debt or obtain financing for investments. Domestic and international financial markets have been experiencing and continue to experience unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies, on acceptable terms and conditions, to finance the purchase of, or other activities related to, real estate assets will be significantly impacted. If we are unable to borrow monies on acceptable terms and conditions, we may find it difficult, costly or impossible to refinance indebtedness upon maturity. If interest rates are higher when the properties are refinanced, our cash flow from operating activities will be reduced. In addition, in the current market, lenders have increased the amount of equity required to support either new or existing borrowings.

        One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility discussed below. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2009. The table does not represent any extension options.

	Payments Due by Period
	2010	2011-2012	2013-2014	After 2014	Total
Principal payments—fixed rate debt	$287	$2,299	$17,025	$18,883	$38,494
Interest payments—fixed rate debt	2,326	4,543	2,979	1,166	11,014
Principal payments—variable rate debt	195,196	167,462	27,650	—	390,308
Interest payments—variable rate debt (based on rates in effect as of December 31, 2009)	9,930	5,944	101	—	15,975

Total	$207,739	$180,248	$47,755	$20,049	$455,791

        Included within the table above are amounts due related to the Alexan Black Mountain and Tanglewood at Voss notes payable. The notes payable related to Alexan Black Mountain and Tanglewood at Voss are not our obligations but are the obligations of our mezzanine borrowers. Of the $195.2 million variable rate debt principal payments due in 2010, $39.5 million is related to the Tanglewood at Voss loan which matures on March 22, 2010. We, as the mezzanine lender, are in discussion with the mezzanine borrower and the senior construction lender to extend or refinance the Tanglewood at Voss note payable. In February 2010, the Alexan Black Mountain loan was extended through December 29, 2012. The loan bears interest at a floating rate at the election of the borrower of LIBOR + 3% or the Prime Rate + 2% and has an interest rate floor of 5.5%.

        Notes payable related to Santa Clara Tech Center, Chase Park Plaza Hotel, and Chase—The Private Residences are scheduled to mature in 2010. Subject to certain conditions, the respective loan agreements provide us with two one-year options to extend the maturity dates of the Santa Clara Tech Center, Chase Park Plaza Hotel, and Chase—The Private Residences notes payable. We anticipate a pay down on the outstanding balance of the Chase Park Plaza Hotel note payable in the second quarter of 2010 through the monetization of additional historic state tax credits earned on the redevelopment of the Chase Park Plaza property. In the first half of 2010, we expect to pay down the outstanding balance on the note payable related to Chase—The Private Residences through proceeds from the sale of the 16 condominium units currently under contract or reserved as of December 31, 2009. We are in discussions with the respective lenders to extend the maturity date or refinance these loans. If we are unable to reach a satisfactory arrangement with the lenders or are unable to extend the maturity dates under the loan agreements, we could go into default under the respective loan agreements. Consequently, we may seek other lenders to refinance the notes payable or seek alternative sources of funding including the use of proceeds from the sale of our properties.

Credit Facility

        On February 13, 2008, we entered into a senior secured revolving credit facility (the "Credit Agreement") providing for up to $75 million of secured borrowings with Bank of America, as lender and administrative agent, and other lending institutions that become a party to the Credit Agreement. The credit facility is secured by a first lien on all real property assets in a collateral pool consisting of six wholly-owned properties. In May 2009, we entered into a separate loan agreement with another bank to place up to $8.75 million of debt on the Bent Tree Green property, which was part of the collateral pool securing the credit facility. Accordingly, the Bent Tree Green property was removed from the collateral pool. Loans under the credit facility bear interest at an annual rate that is equal to a combination of (1) the LIBOR plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 1.5% to 1.7%, or (2) the prime rate plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 0% to 0.2%. The credit facility matures on February 13, 2011.

        We have unconditionally guaranteed payment of the senior secured revolving credit facility. The availability of credit under the senior secured credit facility is limited by the terms of the Credit Agreement. As of December 31, 2009, the maximum availability under the senior secured credit facility was $71.2 million and the outstanding balance was $62.6 million. The proceeds of the senior secured credit facility have been used to fund ongoing costs at our development and operating properties and for general corporate purposes. Our ability to fund our liquidity requirements are expected to come from the cash and cash equivalents on the consolidated balance sheet totaling $9.5 million as of December 31, 2009 and additional amounts available under our senior secured credit facility. As necessary, we may seek alternative sources of financing including using the proceeds from the sale of our properties and temporarily reducing or eliminating our quarterly distribution to achieve our investment objectives.

        Restricted cash on the consolidated balance sheet of $8.6 million as of December 31, 2009 includes amounts set aside as interest reserves totaling $3.7 million. The remaining balance of $4.9 million includes amounts set aside related to certain operating properties for tenant improvement and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Joint Venture Indebtedness

        We have noncontrolling, unconsolidated ownership investments in three properties and one investment in a joint venture consisting of 22 properties. Our effective ownership percentages range from 30% to 50%. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. As of December 31, 2009, the aggregate debt held by unrelated parties, including both ours and our partners' share, incurred by these ventures was approximately $163.6 million. In December 2009, the construction loans associated with GrandMarc at the Corner and GrandMarc at Westberry Place were refinanced with Freddie Mac. The maturity date of both refinanced loans is January 1, 2020. The refinanced loans require payments of principal and interest and bear interest at a variable rate which was 5.08% as of December 31, 2009.

        The table below summarizes the outstanding debt of these properties as of December 31, 2009.

Properties	Venture Ownership %	Interest Rate (as of December 31, 2009)		Carrying Amount	Maturity Date
GrandMarc at the Corner	50%	4.94%		$27,250	January 1, 2020
GrandMarc at Westberry Place	50%	4.87%		38,000	January 1, 2020
Central Europe Joint Venture	47%	2.38	%(1)	98,306	March 1, 2012(2)

Total				$163,556

(1)
Represents the weighted average interest rate of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

(2)
Represents the weighted average maturity date of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

Results of Operations

        As of the years ended December 31, 2009 and 2008, we had invested in 22 assets: 11 consolidated wholly-owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-used property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two multifamily development properties as a mezzanine lender consolidated as VIEs under GAAP. Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

  Fiscal year ended December 31, 2009 as compared to the fiscal year ended December 31, 2008

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Revenue:
Rental revenue	$62,877	$57,624	$5,253	9%
Hotel revenue	3,776	5,959	(2,183)	-37%
Condominium sales	21,838	9,704	12,134	125%

Total revenues	$88,491	$73,287	$15,204	21%
Expenses:
Property operating expenses	$25,324	$24,566	$758	3%
Bad debt expense	10,230	317	9,913	3127%
Cost of condominium sales	21,738	9,708	12,030	124%
Interest expense	16,500	17,438	(938)	-5%
Real estate taxes	8,152	7,277	875	12%
Impairment charge	15,522	19,413	(3,891)	-20%
Property management fees	2,429	2,297	132	6%
Asset management fees	6,690	4,798	1,892	39%
General and administrative	5,704	4,934	770	16%
Advertising costs	761	2,199	(1,438)	-65%
Depreciation and amortization	29,975	25,661	4,314	17%

Total expenses	$143,025	$118,608	$24,417	21%

        Revenues.    Our total revenues increased by $15.2 million to $88.5 million for the year ended December 31, 2009 as compared to $73.3 million for the year ended December 31, 2008. The change in revenues is primarily due to:

  •
  an increase in rental revenues in 2009 of $2.1 million from properties acquired in 2008 which did not contribute a full year of rental revenue in 2008;

  •
  decreased hotel revenues of $2.2 million, largely due to the negative effect of the poor global economy on the hospitality industry. Hotel revenues consisted of revenues generated by the operations of The Lodge & Spa at Cordillera. In general, both occupancy rates and average daily rates for hospitality properties in the United States have declined compared to the same periods in 2008; and

  •
  an increase in condominium sales of $12.1 million in 2009 compared to 2008. We closed on the sale of 23 condominium units at The Private Residences at The Chase Park Plaza during the year ended December 31, 2009. Of the remaining 48 units, 14 units were under contract with non-refundable deposits and two units were reserved with refundable deposits as of December 31, 2009. We closed on the sale of 15 condominium units during the year ended December 31, 2008.

        Property Operating Expenses.    Property operating expenses for the year ended December 31, 2009 were $25.3 million as compared to $24.6 million for the year ended December 31, 2008, and were comprised of operating expenses from our consolidated properties. We expect property operating expenses to remain flat in the near future.

        Bad debt expense.    Bad debt expense for the year ended December 31, 2009 was $10.2 million as compared to $0.3 million for the year ended December 31, 2008. The increase in bad debt expense was primarily due to a charge for bad debt established in the third quarter of 2009 for Chase Park Plaza. Hotel occupancy rates and ADR have declined sharply nationwide in 2009. As a result, the Chase Park Plaza lessee, Kingsdell, L.P., has been unable to pay the full amount of its lease payment. In February 2010, the lease with Kingsdell, L.P. was amended to include a revised rental schedule and forgiveness of certain amounts past due under the original lease.

        Cost of Condominium Sales.    Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the year ended December 31, 2009 were $21.7 million as compared to $9.7 million for the year ended December 31, 2008. The increase is due to the increased number of condominiums sold for the year ended December 31, 2009 as compared to the year ended December 31, 2008. We closed on the sale of 23 condominium units at The Private Residences at The Chase Park Plaza during the year ended December 31, 2009. We closed on the sale of 15 condominium units during the year ended December 31, 2008.

        Interest Expense.    Interest expense for the year ended December 31, 2009 was approximately $16.5 million as compared to approximately $17.4 million for the year ended December 31, 2008 primarily due to a general decline in average interest rates on our variable rate debt compared to the prior year.

        Impairment Charge.    For the year ended December 31, 2009, we recognized $15.5 million in non-cash impairment charges as a result of the difficult economic conditions. We recorded a $9.9 million non-cash impairment charge related to our leasehold interest in an office building in London, England and a $5.6 million non-cash impairment charge related to our hotel and development property in Edwards, Colorado. For the year ended December 31, 2008, we recognized $19.4 million in non-cash impairment charges including $12.5 million related to our hotel and development property in Edwards, Colorado, a $6 million non-cash impairment charge related to our leasehold interest in an office building in London, England, and a $0.9 million non-cash impairment charge related to an investment in an unconsolidated joint venture. If market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.

        Property Management Fees.    Property management fees were $2.4 million and $2.3 million for the years ended December 31, 2009 and 2008, respectively and were comprised of fees incurred by our consolidated properties. We expect increases in property management fees in the future as available space at our operating properties is leased-up.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2009 totaled $6.7 million as compared to $4.8 million for the year ended December 31, 2008 and were comprised of fees incurred by our consolidated properties. The increase in asset management fees was primarily due to the full year effects of the acquisitions of Crossroads Office Park in June 2008 and the Central

Europe Joint Venture in July 2008 and to the payment of fees associated with our Royal Island development project. We expect asset management fees to stabilize in the future.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2009 were $5.7 million as compared to $4.9 million for the year ended December 31, 2008 and were comprised of insurance premiums, auditing fees, transfer agent fees, legal fees, reimbursement for salaries and benefits of persons employed by an affiliate of Behringer Harvard Opportunity Advisors I who provides services to us, and other administrative expenses. The increase is primarily due to a $0.8 million increase for expenses incurred by our advisor for services provided to us and a $0.3 million increase in directors' and officers' insurance premiums, offset by a $0.3 million decrease related to other various corporate general and administrative activities.

        Advertising costs.    Advertising costs for the year ended December 31, 2009 were $0.8 million as compared to $2.2 million for the year ended December 31, 2008. The decrease is primarily due to the temporary suspension of development activities at Rio Salado and The Lodge & Spa at Cordillera.

        Other income, net.    Other income, net for the year ended December 31, 2009 was $8.4 million as compared to $0.1 million for the year ended December 31, 2008. The increase is primarily due to the monetization of State of Missouri historic tax credits totaling $8.7 million on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri. The proceeds from the historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

  Fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Revenue:
Rental revenue	$57,624	$30,814	$26,810	87%
Hotel revenue	5,959	4,414	1,545	35%
Condominium sales	9,704	—	9,704	n/a

Total revenues	$73,287	$35,228	$38,059	108%
Expenses:
Property operating expenses	$24,566	$12,008	$12,558	105%
Bad debt expense	317	117	200	171%
Cost of condominium sales	9,708	—	9,708	n/a
Interest expense	17,438	4,805	12,633	263%
Real estate taxes	7,277	3,549	3,728	105%
Impairment charge	19,413	—	19,413	n/a
Property management fees	2,297	910	1,387	152%
Asset management fees	4,798	2,322	2,476	107%
General and administrative	4,934	1,562	3,372	216%
Advertising costs	2,199	1,171	1,028	88%
Depreciation and amortization	25,661	13,069	12,592	96%

Total expenses	$118,608	$39,513	$79,095	200%

        Revenues.    Our total revenues increased by $38.1 million to $73.3 million for the year ended December 31, 2008 as compared to $35.2 million for the year ended December 31, 2007. The increase in revenues is primarily due to:

  •
  rental revenue from the acquisition of new properties in 2008 of $7.1 million;

  •
  an increase in rental revenues in 2008 of $16.1 million from properties acquired in 2007 which did not contribute a full year of rental revenue in 2007; and

  •
  condominium sales of $9.7 million in 2008 as compared to no condominium sales in 2007.

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

        Property Management Fees.    Property and asset management fees for the year ended December 31, 2008 totaled $2.3 million as compared to $0.9 million for the year ended December 31, 2007 and were comprised of fees incurred by our consolidated properties. Property management fees increased due to the additional properties acquired.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2008 totaled $4.8 million as compared to $2.3 million for the year ended December 31, 2007 and were comprised of fees incurred by our consolidated properties. Asset management fees increased due to the additional properties acquired.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2008 were $4.9 million as compared to $1.6 million for the year ended December 31, 2007 and were comprised of corporate general and administrative expenses, including directors' and officers' insurance premiums, auditing fees, legal fees and other administrative expenses. The increase was primarily due to:

  •
  $0.3 million increase in directors' and officers' insurance premiums and errors and omissions (E&O) insurance premiums;

  •
  $1 million reimbursement to Behringer Opportunity Advisors I for expenses incurred by them in 2008 for services provided to us. There was no reimbursement for such services in 2007;

  •
  $0.3 million increase in auditing and accounting expenses primarily related to the our investment in the Central Europe Joint Venture; and

  •
  $1 million related to services provided by our stock transfer agent. Prior to the termination of the Offering in December 2007, such fees were a reduction of the gross proceeds of the Offering.

Cash Flow Analysis

  Fiscal year ended December 31, 2009 as compared to the fiscal year ended December 31, 2008

        Cash provided by operating activities for the year ended December 31, 2009 were $11.4 million and were comprised primarily of the net loss of $48 million and an increase in accounts receivable of $3.4 million, offset by depreciation and amortization expense of $25.7 million, bad debt expense charges of $10.2 million, and a non-cash impairment charge of $15.5 million. During the year ended December 31, 2008, cash flows used in operating activities for the year ended December 31, 2008 were $29.3 million and were comprised primarily of the net loss of $44.7 million (presented as a net loss of $34.7 million in the 2008 Form 10-K due to the inclusion within net loss of minority interest of $10 million), an increase in condominium inventory of $20.9 million, changes in prepaid expenses and other assets of $7.4 million, and an increase in accounts receivable of $7.8 million, offset by depreciation and amortization expense of $21 million, a non-cash impairment charge of $19.4 million and an increase in accrued and other liabilities of $7.7 million.

        Cash flows used in investing activities for the year ended December 31, 2009 were $33.2 million and primarily represent expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $10.9 million, additions of property and equipment of $8.5 million, investment in notes receivable of $6 million, an increase in restricted cash of $4.5 million, and investment in unconsolidated joint ventures of $3.4 million. Cash flows used in investing activities for the year ended December 31, 2008 were $167.3 million and primarily represent purchases of real estate properties of $47.5 million, acquisition of interest in unconsolidated joint ventures totaling $29.5 million, expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $60.7 million, and investment in notes receivable of $27 million.

        Cash flows provided by financing activities for the year ended December 31, 2009 were $8.5 million and were comprised primarily of proceeds from notes payable of $26 million, payments on notes payable of $30.3 million, and net borrowings on our senior secured revolving credit facility of $14.6 million. Cash flows provided by financing activities for the year ended December 31, 2008 were $143.7 million and were comprised primarily of proceeds from notes payable of $128.5 million, payments on notes payable of $46.6 million, proceeds from mortgages of consolidated borrowers of $27.3 million, and net borrowings on our senior secured revolving credit facility of $48 million.

  Fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007

        Cash flows used in operating activities for the year ended December 31, 2008 were $29.3 million and were comprised primarily of the net loss of $44.7 million, an increase in condominium inventory of $20.9 million, changes in prepaid expenses and other assets of $7.4 million, and an increase in accounts receivable of $7.8 million, offset by depreciation and amortization expense of $21 million, a non-cash impairment charge of $19.4 million and an increase in accrued and other liabilities of $7.7 million. During the year ended December 31, 2007, cash flows used by operating activities were $12.6 million and were comprised primarily of the net loss of $4.3 million, changes in condominium inventory of

$21 million, the loss on the early extinguishment of the debt related to Chase Park Plaza of $2.5 million, partially offset by depreciation and amortization of $10.4 million.

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

        Cash flows provided by financing activities for the year ended December 31, 2008 were $143.7 million and were comprised primarily of proceeds from notes payable of $128.5 million, payments on notes payable of $46.6 million, proceeds from mortgages of consolidated borrowers of $27.3 million, and net borrowings on our senior secured revolving credit facility of $48 million. During the year ended December 31, 2007, cash flows provided by financing activities were $404.6 million and were comprised primarily of funds received from the issuance of stock, net of offering costs of $314.6 million, proceeds from notes payable of $79 million and proceeds from bridge notes of $52.1 million

Funds from Operations and Modified Funds from Operations

        Funds from operations ("FFO") is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries, as one measure to evaluate our operating performance. In addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO"), which excludes from FFO acquisition-related costs, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance.

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

        We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income. We believe that MFFO is helpful to our investors and our management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO. By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management's analysis of long-term, core operating activities. We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not have acquisition activities or derivatives or be affected by impairments.

        As explained below, management's evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

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

  •
  Adjustments to fair value for derivatives not qualifying for hedge accounting. Management uses derivatives in the management of our debt and interest rate exposure. We do not intend to speculate in these interest rate derivatives and accordingly period-to-period changes in derivative valuations are not primary factors in management's decision-making process. We believe by excluding the gains or losses from these derivatives, MFFO provides useful supplemental information on the realized economic impact of the hedges independent of short-term market fluctuations.

  •
  Acquisition-related costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for these types of investments were capitalized; however beginning in 2009 acquisition costs related to business combinations are expensed. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.

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

        The following section presents our calculation of FFO and MFFO and provides additional information related to our FFO and MFFO (in thousands, expect per share amounts):

	Year Ended
	2009	2008	2007
Net loss	$(47,960)	$(44,729)	$(4,257)
Net loss attributable to noncontrolling interest	10,923	10,028	401
Adjustments for:
Real estate depreciation and amortization per income statement	29,975	25,661	13,069
Pro rata share of unconsolidated JV depreciation and amortization(1)	4,980	3,290	564
Noncontrolling interest depreciation & amortization(2)	(3,982)	(2,734)	(515)

Funds from operations (FFO)	$(6,064)	$(8,484)	$9,262

Other Adjustments:
Impairment charge	15,522	19,413	—
Noncontrolling interest share of impairment charge	(2,373)	(2,453)	—
(Gain) loss on derivatives not designated as hedging instruments	(1,613)	2,383	—
Noncontrolling interest share of (gain) loss on derivatives not designated as hedging instruments	80	(119)	—

MFFO	$5,552	$10,740	$9,262

GAAP weighted average shares:
Basic and diluted	55,352	54,529	36,338
MFFO per share	$0.10	$0.20	$0.25

(1)
This represents the depreciation and amortization expense of our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.

(2)
This reflects the noncontrolling interest adjustment for the third-party partners' proportionate share of the real estate depreciation and amortization.

        Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

  •
  Straight-line rental revenue of $2.6 million, $3.6 million, and $4.6 million was recognized for the years ended December 31, 2009, 2008, and 2007, respectively;

  •
  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $4.5 million, $4.8 million, and $3 million for the years ended December 31, 2009, 2008, and 2007, respectively;

  •
  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.3 million for each of the years ended December 31, 2009, 2008, and 2007;

  •
  Bad debt expense of $10.2 million, $0.3 million, and $0.1 million was recognized for the years ended December 31, 2009, 2008, and 2007, respectively; and

  •
  Amortization of deferred financing costs of $3.1 million, $3.4 million, and $0.7 million was recognized as interest expense for mortgages and notes payable for the years ended December 31, 2009, 2008, and 2007, respectively, and $0.8 million, $1.7 million, and $0.6 million was recognized as a reduction of interest income for notes receivable for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Share Redemption Plan

        Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year. On March 30, 2009, our board of directors suspended, until further notice, redemptions other than those submitted in respect of a stockholder's death, disability or confinement to a long-term care facility. On May 11, 2009 and November 9, 2009, our board of directors approved certain amendments to the program related to the per share redemption price. In the fourth quarter ended December 31, 2009, we redeemed 48,368 shares of common stock.

Distributions

        Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition, and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level, or at all. Our board may determine to reduce our current distribution rate or cease paying distributions in order to conserve cash.

        Cash amounts distributed to stockholders during the year ended December 31, 2009 was $3.9 million. For the year ended December 31, 2009, cash flows provided by operating activities was $11.4 million. Accordingly, for the year ended December 31, 2009, cash flow from operations exceeded cash amounts distributed to stockholders by $7.5 million. Cash amounts distributed to stockholders during the year ended December 31, 2008 was $4 million. For the year ended December 31, 2008, cash flows used in operating activities was $29.3 million. Accordingly, for the year ended December 31, 2008, none of the cash flows from operating activities exceeded cash amounts distributed to stockholders. The shortfall was funded principally from proceeds from our offering.

        The following are the distributions paid and declared for the quarters in December 31, 2009 and 2008 ($ in thousands except per share amounts).

	Distributions Paid
				Total Distributions Declared		Declared Distribution Per Share
2009	Cash	Reinvested	Total
Fourth Quarter	$1,263	$2,899	$4,164	$4,187	(1)	$0.075
Third Quarter	1,192	2,947	4,139	4,164		0.075
Second Quarter	372	1,033	1,405	4,140		0.075
First Quarter	1,047	3,017	4,064	4,070		0.075

Total	$3,874	$9,896	$13,772	$16,561		$0.300

	Distributions Paid
				Total Distributions Declared	Declared Distribution Per Share
2008	Cash	Reinvested	Total
Fourth Quarter	$1,012	$3,083	$4,095	$4,142	$0.076
Third Quarter	1,039	3,085	4,124	4,129	0.076
Second Quarter	990	3,127	4,117	4,076	0.074
First Quarter	965	3,077	4,042	4,055	0.074

Total	$4,006	$12,372	$16,378	$16,402	$0.300

(1)
The distribution declared for the fourth quarter 2009 was declared on January 8, 2010.

        On April 2, 2009, our Board of Directors voted to declare dividends on a quarterly basis rather than a monthly basis, thus generating significant administrative cost savings to our shareholders. In addition, future distributions will be determined and paid in arrears rather than in advance of the period to which they apply. On July 14, 2009, our board of directors authorized a quarterly distribution in the amount of $0.075 per share of common stock, which is equivalent to an annual distribution of 3% assuming a $10 price per share. The distribution was payable to the common stockholders of record at the close of business on June 30, 2009 and the distribution was paid on July 29, 2009. On January 8, 2010, our Board of Directors authorized a quarterly distribution in the amount of $0.075 per share of common stock, which is equivalent to an annual distribution of 3% assuming a $10 price per share. The distribution is payable to the common stockholders of record at the close of business on December 31, 2009, the record date previously established by the board on November 9, 2009. The distribution was paid on February 3, 2010.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2009 ($ in thousands):

Notes Payable(1)	Total		2010		2011	2012	2013	2014	Thereafter
Principal	$428,802	(2)	$195,483	(3)	$161,241	$8,520	$44,314	$361	$18,883
Interest	26,989		12,256		6,492	3,995	1,983	1,097	1,166

Total	$455,791		$207,739		$167,733	$12,515	$46,297	$1,458	$20,049

(1)
Includes the mortgages payable of our mezzanine borrowers that we consolidate with principal balances totaling approximately $68.5 million as of December 31, 2009. These mortgages payable are obligations of our mezzanine borrowers and are not payable by us.

(2)
Does not include approximately $1 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.

(3)
In February 2010, the Alexan Black Mountain loan was extended through December 29, 2012. The loan bears interest at a floating rate at the election of the borrower of LIBOR + 3% or the Prime Rate + 2% and has an interest rate floor of 5.5%.

Trends in Other Behringer Harvard-Sponsored Programs

        As discussed elsewhere herein, the current economic crisis, which began with the collapse of residential subprime credit markets and continued through an overall crisis in, and freeze of, the credit markets toward the end of 2008, followed by unemployment and economic declines unprecedented in the last 70 years, has had severely negative effects across substantially all commercial real estate. As the industry has been affected, just as we have been adversely affected, other Behringer Harvard-sponsored investment programs that substantially completed their primary equity offerings at or prior to the end of 2008 have been adversely affected by the disruptions to the economy generally and the real estate market. These economic conditions have adversely affected the financial condition of many of these programs' tenants and lease guarantors, resulting in tenant defaults or bankruptcies. Further, lowered asset values, as a result of declining occupancies, reduced rental rates, and greater tenant concessions and leasing costs, have reduced investor returns in these investment programs because these factors not only reduce current return to investors but also negatively impact the ability of these investment programs to refinance or sell their assets and to realize gains thereon.

        In response to these economic stresses, like us, these Behringer Harvard-sponsored investment programs have altered their overall strategies from acquisition and growth to focusing on capital conservation, debt extensions and restructurings, reduction of operating expenses, and management of lease renewals and retenanting, declining occupancies and rental rates, and increases in tenant concessions and leasing costs. Identified and described below are trends regarding the consequences of the current economic environment affecting certain characteristics of these other investment programs. These trends provide additional information as to the consequences of the current economic conditions on real estate investment programs of the type sponsored by Behringer Harvard, many of which consequences currently or in the future may affect us.

        Distributions and Redemptions.    Behringer Harvard Mid-Term Value Enhancement Fund I LP has paid and continues to pay, monthly distributions at a 6% annualized rate (all distribution rate calculations herein assume a per unit or share purchase price of $10.00 reduced for capital distributions arising from sales of assets). While portfolio liquidation has been delayed because of current economic challenges, Behringer Harvard Mid-Term Value Enhancement Fund I LP is at the stage where it is operating with a view to provide capital returns to its investors through the sale of its assets and it has entered into a contract to sell one of the five buildings currently included in its portfolio. If that sale is consummated, the general partners currently anticipate distributing the net proceeds of the sale to the limited partners and would also consider reducing the normal distribution to reflect the reduction of income resulting from the disposition of this asset and resulting higher operating costs relative to revenues.

        Behringer Harvard REIT I, Inc. lowered its annualized distribution rate from 6.5% to 3.25% in connection with its monthly distributions beginning in April 2009. The regular distribution of Behringer Harvard Short-Term Opportunity Fund I LP was discontinued beginning with the third quarter of 2009. Behringer Harvard REIT I, Inc. and Behringer Harvard Mid-Term Value Enhancement Fund I LP have each indicated that their focus in the current environment is on capital preservation and that they may reduce their distribution rates or cease paying distributions.

        In March 2009, to conserve capital, Behringer Harvard REIT I, Inc. suspended its share redemption program except for redemptions requested by shareholders by reason of death, disability, or confinement to long-term care and further limited such redemptions to no more than $10 million for the 2010 fiscal year. Behringer Harvard REIT I, Inc. may further limit or suspend redemptions. In connection with their announcements of their intention to enter their portfolio liquidation phase in December 2006, Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard Short-Term Opportunity Fund I LP terminated their redemption programs (as well as their distribution reinvestment plans).

        The recession has also negatively impacted the operating performance of Behringer Harvard REIT I, Inc. Cash flow from operating activities has decreased and has been insufficient to fund both the net cash required to fund distributions and the capital requirements of its properties. As a result, a portion of the net cash required for distributions and capital expenditures of this REIT was funded from its cash on hand, including proceeds from its offerings and/or borrowings.

        Estimated Valuations.    Both Behringer Harvard Mid-Term Value Enhancement I LP and Behringer Harvard Short-Term Opportunity Fund I LP announced estimated valuations as of December 31, 2009 of $7.09 and $6.45 per unit, respectively, of their limited partner units. Each of these units were originally sold in their best efforts public offerings for a gross offering price of $10.00. Behringer Harvard REIT I, Inc. intends to announce an estimated valuation of its common stock as of June 30, 2010 that it expects to be less than the gross offering price of $10.00 per share at which shares were originally offered on a primary basis in its public offerings.

        As with any valuation methodology, the methodologies used by the Behringer Harvard-sponsored investment programs utilize a number of estimates and assumptions. Parties using different assumptions and estimates could derive a different estimated value and these differences could be significant. The estimated values per share or unit were adopted pursuant to the specific valuation policies of these investment programs and do not represent the fair value of the shares or units calculated in accordance with GAAP or the price at which such shares or units would trade on a national securities exchange. The valuation policies and the announcements of estimated values for these programs should be reviewed for additional information and limitations.

        Waiver of Fees and Expenses.    Behringer Harvard Holdings and its affiliates have from time to time, voluntarily when it has perceived circumstances to warrant it, waived fees and expenses due from their sponsored investment programs. In 2009, Behringer Harvard Holdings entities waived asset management fees of approximately $7.5 million owed by Behringer Harvard REIT I, Inc., asset management fees and reimbursement of operating expenses of approximately $31,000 and $301,000, respectively, owed by Behringer Harvard Short-Term Opportunity Fund I LP, asset management fees and reimbursement of operating expenses of approximately $70,000 and $187,000, respectively, owed by Behringer Harvard Strategic Opportunity Fund I LP (a privately offered program), and asset management fees and reimbursement of operating expenses of approximately $172,000 and $161,000, respectively, owed by Behringer Harvard Strategic Opportunity Fund II LP (also a privately offered program). In addition, Behringer Harvard Holdings entities waived property management oversight fees of approximately $161,000 owed by Behringer Harvard Strategic Opportunity Fund II LP. There is no assurance that Behringer Harvard Holdings or its affiliated entities will waive or defer fees or expenses due from its sponsored investment programs in the future.

        Impairments.    Under GAAP, Behringer Harvard-sponsored investment programs consider the applicability of any financial statement impairments of the assets that they own. As a result of adverse economic conditions beginning in 2008 and continuing through 2009, Behringer Harvard REIT I, Inc. has taken impairments of approximately $21.1 million and $259.1 million during the fiscal years ended December 31, 2008 and 2009, respectively. Also, for the years ended December 31, 2007 and 2008, Behringer Harvard Short-Term Opportunity Fund I LP recognized inventory valuation adjustments of approximately $2.4 million and $16.8 million, respectively, and expects to recognize inventory valuation adjustments of approximately $0.5 million for the fiscal year ended December 31, 2009.

        Financings.    The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, have created a severe lack of credit, rising costs of any debt that is available and reluctance by lenders to lend as large a percentage of debt to equity than in prior periods. These market disruptions have adversely affected all of the Behringer Harvard investment programs that substantially completed their equity offerings at or prior to the end of 2008 (except Behringer Harvard Mid-Term Value Enhancement Fund I LP, which incurred no debt). These investment programs have experienced property loan maturities that have not been refinanced or that have been refinanced at reduced values requiring additional collateral or equity and/or at higher interest rates or loan defaults related to certain of their assets. These programs are working with their lenders to replace, extend, or restructure debt arrangements as they mature or to purchase or payoff the debt at discounted amounts. To date, these investment programs have had success in these activities, though in respect of two assets where it was unable to negotiate a satisfactory restructuring or debt purchase, Behringer Harvard REIT I, Inc. has allowed the mortgage lenders to foreclose or take the related property in lieu of foreclosure. These investment programs each intend to continue with their efforts to manage their debt arrangements to preserve value for their investors but there is no assurances that they will be able retain all of their assets as mortgage loans mature.

        Sponsor Activities.    Behringer Harvard Holding entities have also, voluntarily and in circumstances where a short term need for liquidity has been deemed by them to be advisable, provided loans to certain Behringer Harvard-sponsored investment programs, including Behringer Harvard Short-Term Opportunity Fund I LP, Behringer Harvard Strategic Opportunity Fund I LP, and Behringer Harvard Strategic Opportunity Fund II LP. The outstanding principal balance of these loans as of December 31, 2009 was approximately $13.9 million (net of the loan forgiveness described below), $10.8 million and $13.2 million, respectively. On December 31, 2007 and 2009, Behringer Harvard Holdings forgave approximately $7.5 million and $15 million, respectively, of principal loans and all interest thereon owed by Behringer Harvard Short-Term Opportunity Fund I LP, which was accounted for as a capital contribution by its general partners. Behringer Harvard Holdings has also leased vacant space at certain of its TIC Programs discussed below. There is no assurance that Behringer Harvard Holdings or its affiliated entities will engage in such activities with respect to its sponsored investment programs in the future.

        Co-Investor Arrangements.    Behringer Harvard Holdings sponsored private offerings from 2003 through 2005 for eight single asset co-investment arrangements structured as tenant-in-common programs ("TIC Programs"). Behringer Harvard Strategic Opportunity Fund I sponsored one TIC Program. As of December 31, 2009, Behringer Harvard REIT I, Inc. had acquired all TIC interests where it had been the largest TIC owner in four TIC Programs and remained the largest tenant-in-common investor in two TIC Programs. Behringer Harvard Strategic Opportunity Fund I LP

owns a tenant-in-common interest in the one TIC Program it sponsored, and the remaining TIC Program is owned by tenant-in-common investors with a small interest owned by Behringer Harvard Holdings. The remaining TIC Program sold its property in 2008.

        Investors in five of the TIC Programs received a positive total return on their investment including investors in one TIC Program who received a total return above what was projected in its private placement offering memorandum. In general, the recession has adversely affected the operating performance of the remaining four TIC Programs. One of the TIC Programs is underperforming relative to projections substantially due to representations made by the seller and its agents related to its operating expenses and revenues that Behringer Harvard Holdings believes to be false. Behringer Harvard Holdings is currently engaged in a lawsuit where it has received settlements for the TIC investors while it remains in dispute with the former on-site property manager. The tenant-in-common investors have received substantial settlement consideration and are no longer party to this suit.

        Several Behringer Harvard-sponsored investment programs have made portfolio investments under co-investment arrangements, generally as partnerships. Certain of these co-investors have threatened claims against these investment programs and their sponsor where current economic conditions have resulted in these investments underperforming expectations. None of these threats have resulted in lawsuits. While there is not believed to be any merit in this lawsuit or any of the threats, the defense and any settlement of these claims may negatively impact returns to the investors in these investment programs.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates, including investment impairment, on a regular basis. These estimates will be based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

        Below is a discussion of the accounting policies that we consider will be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities ("VIE") in which we are the primary beneficiary. If the interest in the entity is determined not to be a VIE, then the entities will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

        The fair value of any tangible assets acquired, expected to consist of land, land improvements, buildings, building improvements, and furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to the tangible assets. Land values are derived from appraisals, and building and land improvements values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. Furniture, fixtures, and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors. The value of buildings is depreciated over the estimated useful lives ranging from 25 years for commercial office property to 39 years for hotel/mixed-use property using the straight-line method. Land improvements are depreciated over the estimated useful life of 15 years, and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining noncancelable lease term for above-market leases, or (b) the remaining noncancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

        The total value of identified real estate intangible assets that we may acquire in the future is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

        Other intangible assets include the value of identified hotel trade names and in-place property tax abatements. These fair values are based on management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the trade names is amortized over its respective estimated useful life of 20 years using the straight-line method and the value of the in-place property tax abatement is amortized over its estimated term of 10 years using the straight-line method.

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

        In addition, we evaluate our investments in unconsolidated joint ventures and our investments in the Chase Park Plaza working capital loan and Royal Island bridge loan at each reporting date and if we believe there is an other than temporary decline in market value, or if it is probable we will not collect all principal and interest in accordance with the terms of the working capital or bridge loan, we will record an impairment charge based on these evaluations.

        We have determined that Alexan Black Mountain and Tanglewood at Voss meet the criteria of a VIE and that we are the primary beneficiary of these entities. Therefore, we have consolidated these entities, including the related real estate assets and third party construction financing. As of

December 31, 2009, the outstanding principal balance under our mezzanine loans with Alexan Black Mountain and Tanglewood at Voss was $9.7 million and $13 million, respectively, plus accrued interest, which is eliminated upon consolidation. As of December 31, 2009, we believe that all of the amounts due under our mezzanine loans may not be collectible and to the extent that we would, in the future, deconsolidate the assets of Alexan Black Mountain and Tanglewood at Voss, we would recognize an impairment for our mezzanine loans.

        Though we believe it is currently probable that we will collect scheduled principal and interest with respect to our Chase Park Plaza working capital loan and our Royal Island bridge loans, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty. Given this, any future adverse development in market conditions would cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our working capital or bridge loans.

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

        As a result of the continued adverse economic conditions including the general weakness in market rental rates and tenant renewals, we evaluated certain of our real estate investments for potential impairment during each quarter of 2009. Based on our analyses, we recorded cumulative non-cash impairment charges of $9.9 million related to our leasehold interest in an office building in London, England during the second and third quarters of 2009. During the fourth quarter of 2009, we recorded a non-cash impairment charge of $5.6 million related to our hotel and development property in Edwards, Colorado, which includes an inventory valuation adjustment of $4.7 million related to condominium inventory work in progress.

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

New Accounting Pronouncements

        In February 2008, the Financial Accounting Standards Board ("FASB") delayed the effective date of applying updated accounting guidance in regards to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 1, 2008. We adopted the updated accounting guidance effective January 1, 2009, and this adoption is expected to enhance our future disclosures regarding how we develop fair value estimates related to non-financial assets and liabilities in our financial statements.

        In December 2007, the FASB issued updated accounting guidance on business combinations. The updated guidance retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. This Statement is broader in scope than the original guidance, which applied only to business combinations in which control was obtained by transferring consideration. The updated guidance applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred. This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The acquisition of real estate property has been determined to meet the definition of a business combination as defined in the updated guidance. Therefore, effective January 1, 2009, we no longer capitalize acquisition related costs for future acquisitions of real estate properties, but expense such costs as incurred.

        In February 2007, the FASB issued updated guidance regarding the fair value option for financial assets and financial liabilities. The fair value option established by the new guidance permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. We adopted this standard effective January 1, 2008 but have not elected the fair value measurement option for any financial assets or liabilities at the present time; however, we may elect to measure future eligible financial assets or liabilities at fair value.

        In March 2008, the FASB issued updated guidance for disclosures about derivative instruments and hedging activities. The updated accounting guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Our adoption of the updated accounting guidance affected disclosures only and had no impact on our financial position or results of operations.

        In December 2007, the FASB issued authoritative guidance on noncontrolling interests. This guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Our adoption of this guidance on January 1, 2009 increased our total equity. Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests. Income available to common stockholders was not affected.

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

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded. The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. As a result of this new accounting guidance, on January 1, 2010, we will deconsolidate the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses. Further, we will recognize in consolidation our mezzanine loans related to Tanglewood at Voss and Alexan Black Mountain which will result in the addition of $22.7 million of notes receivable to our consolidated balance sheet.

        Further, the new accounting standard related to the consolidated of variable interest entity's requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a variable interest entity. Additionally, it requires enhanced disclosures about an enterprise's involvement with variable interest entities and any significant change in risk exposure due to that involvement, as well as how significant its involvement with the variable interest entity impacts the enterprise's financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a variable interest entity. With the exception of the impact of Tanglewood at Voss and Alexan Black Mountain discussed above, the adoption of this accounting standard did not change any of our previous conclusions regarding our variable interest entities and thus did not have an effect on our financial position, results of operations, or liquidity.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

  Foreign Currency Exchange Risk

        For our net investments in foreign real estate properties, we use British pound and Euro foreign currency forward exchange contracts and foreign currency put/call options to eliminate the impact of foreign currency movements on our financial position. At December 31, 2009, our foreign currency derivative contracts were reported at their fair value of $0.2 million within prepaid expenses and other assets in our consolidated balance sheet. A 10% increase in the respective forward foreign currency—US dollar exchange rate would result in a $0.1 million decrease in fair value. A 10% decrease in the respective forward foreign currency—US dollar exchange rate would result in a $0.3 million increase in fair value.

        We maintain less than $0.1 million in Euro-denominated accounts at European financial institutions. Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts. We do not enter into derivatives for trading or speculative purposes, nor do we maintain any market risk sensitive instruments for trading or speculative purposes.

  Interest Rate Risk

        We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $429.8 million in notes payable at December 31, 2009, $390.3 million represented debt subject to variable interest rates, which included the mortgages payable of borrowers we consolidated. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $2.8 million.

        At December 31, 2009, interest rate caps used to mitigate our interest rate risk classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets. Interest rate swaps classified as liabilities were reported at their combined fair values of $3.1 million in other liabilities at December 31, 2009. A 100 basis point decrease in interest rates would result in a $0.3 million net decrease in the fair value of our interest rate caps and swaps. A 100 basis point increase in interest rates would result in a $1 million net increase in the fair value of our interest rate caps and swaps.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

  Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2009, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2009, were effective in providing reasonable assurance regarding reliability of financial reporting.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

  Changes in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Because our directors take a critical role in guiding our strategic direction and oversee our management, they must demonstrate broad-based business and professional skills and experiences, concern for the long-term interests of our stockholders, and personal integrity and judgment. In addition, our directors must have time available to devote to board activities and to enhance their knowledge of our industry. As described further below, we believe our directors have the appropriate mix of experiences, qualifications, attributes, and skills required of our board members in the context of the current needs of our company.

        Robert M. Behringer, 61, has served as our Chairman of the Board and a director since our inception in November 2004. From November 2004 until June 2008, he also served as Chief Executive Officer and Chief Investment Officer. He has also served as the sole manager and Chief Executive Officer of Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings"), the indirect parent corporation of our advisor, since December 2001. Mr. Behringer has also served as Chairman of the Board and a director of Behringer Harvard REIT I, Inc. ("Behringer Harvard REIT I") since June 2002, Behringer Harvard Multifamily REIT I, Inc. ("Behringer Harvard Multifamily REIT I") since December 2007, and Behringer Harvard Opportunity REIT II, Inc. ("Behringer Harvard Opportunity REIT II") since January 2007, each a publicly registered real estate investment trust, and Behringer Harvard REIT II, Inc. ("Behringer Harvard REIT II"), a newly formed real estate investment trust, since April 2007. Since 2002, Mr. Behringer has been a general partner of Behringer Harvard Short-Term Opportunity Fund I LP ("Behringer Harvard Short-Term Opportunity Fund") and Behringer Harvard Mid-Term Value Enhancement Fund I LP ("Behringer Harvard Mid-Term Value Enhancement Fund"), each a publicly registered real estate limited partnership. Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP ("Behringer Harvard Strategic Opportunity Fund I") and Behringer Harvard Strategic Opportunity Fund II LP ("Behringer Harvard Strategic Opportunity Fund II"), private real estate limited partnerships. Since 2001, Mr. Behringer also has been the Chief Executive Officer of the other companies affiliated with Behringer Harvard Holdings, LLC.

        From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately-held REIT formed by Mr. Behringer that has been liquidated and that had a net asset value of approximately $200 million before its liquidation. Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships. From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (now known as Lend Lease Real Estate Investments, Inc.), one of the largest pension fund advisors and owners of real estate in the United States. While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the south-central United States, which included working on mortgage loan "workouts" and restructurings. The portfolio included institutional-quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion. Mr. Behringer's experience at Equitable required him to negotiate unique terms (such as loan length, interest rates, principal payments, loan covenants (i.e., debt to equity ratios), collateral, guaranties and general credit enhancements) for each restructured loan, specifically tailored to the debtor's particular facts and circumstances and market conditions. Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

        Mr. Behringer has over 25 years of experience in real estate investment, management, and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational space. Since the founding of the Behringer Harvard organization, Mr. Behringer's experience includes an additional approximately 140 properties, with over approximately 31 million square feet of office, retail, industrial, apartment, hotel and recreational properties. Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council. Mr. Behringer was also a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

        Our board of directors has concluded that Mr. Behringer is qualified to serve as one of our board of directors and the Chairman of the Board for reasons including his over 25 years of experience in real estate investing and having sponsored numerous public and private real estate programs. Further, as Chairman of the Board and a director of Behringer Harvard REIT I, Behringer Harvard Multifamily REIT I and Behringer Harvard Opportunity REIT II, he has an understanding of the requirements of serving on a public company board and the leadership experience necessary to serve as the Chairman of the Board of our company.

        Robert S. Aisner, 63, has served as our Chief Executive Officer since June 2008 and as our President and one of our directors since our inception in November 2004. From July 2005 through June 2008, Mr. Aisner served as our Chief Operating Officer. In addition, Mr. Aisner has served as President (since May 2005), Chief Executive Officer (since July 2009 and from June 2008 until May 2009), and a director (since June 2003) of Behringer Harvard REIT I, Inc. Mr. Aisner also has served as President (since January 2007), Chief executive Officer (since June 2008), and a director (since January 2007) of Behringer Harvard Opportunity REIT II, Inc., as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I, Inc. since August 2006 and as President (since April 2007) and Chief Executive Officer (since September 2008) of Behringer Harvard REIT II, Inc. Mr. Aisner is also Chief Executive Officer of our advisor and President and Chief Operating Officer of our sponsor, Behringer Harvard Holdings.

        Mr. Aisner has over 30 years of commercial real estate experience. In addition to Mr. Aisner's commercial real estate experience, as an officer and director of Behringer Harvard-sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer Harvard in 2003, Mr. Aisner served as: (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT focused on the development, acquisition and management of upscale apartment communities and served as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (2) President of AMLI Management Company, which oversaw all of AMLI's apartment operations in 80 communities; (3) President of the AMLI Corporate Homes division that managed AMLI's corporate housing properties; (4) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (5) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI's Executive Committee and Investment Committee. During Mr. Aisner's tenure, AMLI was actively engaged in real estate debt activities, some of which were similar to our current loan structures. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. Mr. Aisner is a member of the Board of Directors of the Association of Foreign Investors in Real Estate (AFIRE), the Board of Directors of the National Multi-Housing Council (NMHC), the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA). From 1984 to 1994, Mr. Aisner served as Vice

President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

        Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our board of directors for reasons including his over 30 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct to the board of directors to the critical issues facing our company. Further, as a director of Behringer Harvard REIT I, Behringer Harvard Multifamily REIT I, and Behringer Harvard Opportunity REIT II, he has an understanding of the requirements of serving on a public company board.

        Barbara C. Bufkin, 54, has served as one of our directors since March 2005. Ms. Bufkin is a 30-year veteran of the insurance industry and has been Senior Vice President, Business Development of Argo Group International Holdings, Ltd. since August 2007. Prior to that, from August 2004, Ms. Bufkin was Senior Vice President, Corporate Business Development of Argonaut Group, Inc. From September 2002 until August 2004, Ms. Bufkin was Vice President of Corporate Business Development of Argonaut. From 2001 until Ms. Bufkin became an employee of Argonaut in September 2002, she provided insurance and business development consulting services to Argonaut. From 2000 to September 2002, Ms. Bufkin also provided insurance and business development consulting services to other insurance companies and financial institutions, including consulting services to Swiss Re New Markets, General Re and AIG in connection with the $3 billion workers compensation privatization of the Florida Special Disability Trust Fund. Prior to that, Ms. Bufkin served as Director of Swiss Re New Markets and Chairman, President and Chief Executive Officer of Swiss Re subsidiaries Facility Insurance Corporation (FIC) and Facility Insurance Holding Corporation (FIHC). Her background also includes nearly 15 years of industry experience in executive positions with Sedgwick Payne Company, E.W. Blanch Company and other insurance industry firms. Ms. Bufkin graduated cum laude from the State University of New York at Buffalo, with a B.A. in Philosophy. She is an alumna of the Leadership Texas, Stanford Executive Education, and Wharton Executive Education. She was a Director of the Southwestern Insurance Information Service for eight years. In 2000, she was nominated to the Texas Women's Hall of Fame and was selected to the 2004 Class of Leadership America.

        Our board of directors has concluded that Ms. Bufkin is qualified to serve as one of our board of directors for reasons including her significant corporate business development experience as an insurance industry executive. Ms. Bufkin's background compliments that of our other board members, and brings a unique perspective to our board. She provides valuable knowledge and insight into business development and management issues.

        Terry L. Gage, 52, has served as one of our directors since September 2007. Mr. Gage has more than 20 years of senior management experience in corporate financial management, accounting and administration within the software, engineering, government contracting and professional services industries. Since June 2008, Mr. Gage has been Chief Financial Officer and Vice President, Finance of Wilson & Associates, LLC, an interior architectural design firm. From September 2007 to June 2008, Mr. Gage served as Chief Administrative Officer of Wilson & Associates, LLC. From 2003 to September 2007, Mr. Gage was a business and financial consultant. From 1995 to 2003, Mr. Gage served as Executive Vice President and Chief Financial Officer, as well as Treasurer and Assistant Secretary, of Carreker Corporation, formerly a publicly traded consulting and software solutions company for the banking industry. Prior to joining Carreker, Mr. Gage was Vice President, Chief Financial Officer, Secretary and Treasurer for FAAC Inc., a software engineering and consulting services company, from 1986 to 1995. He holds a Bachelor of Business Administration degree from Eastern Michigan University and was a Certified Public Accountant from 1982 to 1989.

        Our Board of Directors has concluded that Mr. Gage is qualified to serve as one of our directors and chairman of our audit committee for reasons including his having served as Chief Financial Officer for both public and private companies, including a publicly traded consulting and software solutions company. Mr. Gage has significant management experience relating to preparing and reviewing financial statements and coordinating with external auditors.

        Steven J. Kaplan, 59, has served as one of our directors since February 2006. Mr. Kaplan also served as a director of Behringer Harvard REIT I from May 2003 until April 2004. He has over 30 years of experience in the commercial real estate industry. From 1979 through 1993, Mr. Kaplan was a principal of and general counsel for Edgewood Investment Corporation, a regional real estate firm that acquired, operated and disposed of over 15 apartment communities, 12 shopping centers, 14 office buildings and six hotels. From 1994 through August 1999, Mr. Kaplan served as the President and Chief Executive Officer of Landauer Associates, Inc., a national valuation and consulting firm. In this capacity, Mr. Kaplan expanded the services of Landauer to include a national capital markets group as well as an international hospitality division. Landauer was sold to Grubb & Ellis in August 1999, and Mr. Kaplan served as chief operating officer of this international brokerage and property management firm. Since leaving Grubb & Ellis in March 2000, Mr. Kaplan has served as an advisor to leading real estate service providers. Mr. Kaplan is an attorney and is admitted to practice law in Texas, Iowa and Illinois.

        Our Board of Directors has concluded that Mr. Kaplan is qualified to serve as one of our directors for reasons including his significant experience relating to real estate investments and his prior experience serving as a director of Behringer Harvard REIT I. Mr. Kaplan is a 30-year commercial real estate industry veteran, and has substantial experience as an attorney and general counsel which brings a unique perspective to our board. In addition, as a former director of Behringer Harvard REIT I, Mr. Kaplan has an understanding of the requirements of serving on a public company board. Mr. Kaplan continues to provide advisory and consulting services to real estate service providers, and, as such, remains in tune with industry trends and issues.

Executive Officers

        In addition to Robert M. Behringer and Robert S. Aisner, the following individuals serve as our executive officers:

        Gerald J. Reihsen, III, 50, has served as our Executive Vice President—Corporate Development & Legal since our inception in November 2004. He also serves in these capacities with our advisor and in these and similar capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard REIT II, Behringer Harvard Opportunity REIT II and Behringer Harvard Multifamily REIT I. Mr. Reihsen is also President of Behringer Securities LP.

        For over 20 years, Mr. Reihsen's business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings. For the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney. After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998. In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000. In 2000, he practiced law as a principal of Block & Balestri, a corporate and securities law firm. In 2000 and 2001, Mr. Reihsen was employed as the Vice President—Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc. Mr. Reihsen holds FINRA Series 7, 24, 27 and 63 registrations. Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

        Gary S. Bresky, 43, has served as our Chief Financial Officer since our inception in November 2004 and has served as our Executive Vice President since June 2007. Mr. Bresky also has served as our Treasurer since June 2008, and previously served as our Treasurer from March 2005 until July 2005. Mr. Bresky also is the Executive Vice President and Chief Financial Officer of our advisor and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard REIT II, Behringer Harvard Opportunity REIT II and Behringer Harvard Multifamily REIT I.

        Mr. Bresky has been active in commercial real estate and related financial activities for over 20 years. Prior to joining Behringer Harvard in 2002, Mr. Bresky served, from 1997 to 2001, as a Senior Vice President of Finance with Harvard Property Trust, Inc. In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions for the company. Mr. Bresky also was integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or sale of assets. From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private real estate investment trusts. His experience included conducting annual audits, preparing quarterly and annual public securities reporting compliance filings and public real estate securities registration statements for his clients. From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million. From 1988 until 1989, Mr. Bresky worked as an analysts' assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc., assisting brokers in portfolio management. Mr. Bresky holds FINRA Series 7, 24, 27 and 63 registrations. Mr. Bresky received a Bachelor of Arts degree from the University of California—Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

        M. Jason Mattox, 34, has served as our Executive Vice President since March 2006. Mr. Mattox also serves as an Executive Vice President of our advisor and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard REIT II, Behringer Harvard Opportunity REIT II and Behringer Harvard Multifamily REIT I.

        From 1997 until joining Behringer Harvard in 2002, Mr. Mattox served as a Vice President of Harvard Property Trust, Inc. and became a member of its Investment Committee in 1998. From 1999 until 2001, Mr. Mattox served as Vice President of Sun Resorts International, Inc., a recreational property investment company, coordinating marina acquisitions throughout the southern United States and the U.S. Virgin Islands. From 1999 until 2001, in addition to providing services related to investing, acquisition, disposition and operational activities, Mr. Mattox served as an asset manager with responsibility for over one million square feet of Harvard Property Trust, Inc.'s commercial office assets in Texas and Minnesota, overseeing property performance, management offices, personnel and outsourcing relationships.

        Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties. Mr. Mattox holds FINRA Series 7, 24 and 63 registrations. Mr. Mattox received a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

        Samuel A. Gillespie, 51, has served as our Chief Operating Officer since June 2008. In addition, Mr. Gillespie has served as Senior Vice President—Funds Management of Harvard Property Trust, LLC, the managing member of our advisor, since March 2006. Mr. Gillespie also serves as Chief Operating Officer for Behringer Harvard Opportunity REIT II and for the general partner of

Behringer Harvard Short-Term Opportunity Fund I and Behringer Harvard Mid-Term Value Enhancement Fund I. In addition, Mr. Gillespie serves as the Chief Operating Officer of Behringer Harvard Strategic Opportunity Fund I and Behringer Harvard Strategic Opportunity Fund II.

        Mr. Gillespie has over 25 years of experience in the commercial real estate industry guiding diverse and sophisticated portfolios. Prior to joining Behringer Harvard in November 2004, Mr. Gillespie was with the Trammell Crow Company for 21 years. At Trammell Crow, he held the position of Managing Director of National Accounts and was responsible for Trammell Crow Company's largest institutional customers. Prior to that, Mr. Gillespie was partner in charge of Trammelll Crow's Indianapolis office from 1986 to 1997. He began his career with Trammell Crow as a leasing agent in Oklahoma City in 1983. Mr. Gillespie holds a Bachelor of Science degree, summa cum laude, in accounting from Texas A&M University, and holds the CCIM designation.

Key Personnel

        The following individuals are non-executive personnel who are important to our success:

        James D. Fant, 50, is Senior Vice President—Real Estate of our advisor, Behringer Harvard Opportunity Advisors, LLC ("Behringer Harvard Opportunity Advisors"). Mr. Fant also serves in this capacity for Harvard Property Trust, the managing member of our advisor, and with other entities sponsored by Behringer Harvard Holdings. Mr. Fant joined Behringer Harvard in April 2005 and was recently appointed Chief Investment Officer of Behringer Harvard Opportunity Advisors II LP. Mr. Fant has been in the commercial real estate business since 1983 primarily in investment advisory services, project development, and investment sales. From October 2002 until March 2005, Mr. Fant was the founder of an advisory business providing financial and real estate services to small businesses. From March 2000 until September 2002, Mr. Fant served as Vice President of Acquisitions for the pension advisory firm Kennedy Associates, sourcing opportunity acquisitions and ground up development transactions with local development partners in the mid continent region of the country. From October 1998 until February 2000, he served as Vice President for Metro-American Developers and Investors sourcing development and investment opportunities. Mr. Fant served in multiple capacities for MEPC American Properties from December 1983 until September 1998. As Senior Vice President, his responsibilities included acquisitions and dispositions, project development and asset management in markets throughout the country. Mr. Fant has experience in a variety of product types including office, industrial, and retail. Mr. Fant received a Bachelor of Business Administration degree from the University of Texas at Arlington, is a Certified Public Accountant licensed in the State of Texas and is a Licensed Real Estate Salesman.

        Albert J. Palamara, 54, currently serves as Senior Vice President and Portfolio Manager of Behringer Harvard Opportunity Advisors I, LLC and Behringer Harvard Opportunity Advisors II LP. Prior to joining the company in 2007, Mr. Palamara was Senior Vice President of Lexington Realty Trust, one of the largest publicly traded REITS in the United States that specializes in single tenant, net leased properties. In this role, he oversaw asset management for approximately $1 billion of office and industrial assets. In addition, Mr. Palamara helped the company open its Dallas office in May 2005. From 2004 until 2005, Mr. Palamara was the Chief Operating Officer for Holt Lunsford Commercial, one of Dallas' largest management and leasing companies. For seven years prior to that, Mr. Palamara was Senior Asset Manager at INVESCO Real Estate, a pension fund advisor. He began his real estate career with LaSalle Partners (now Jones Lang LaSalle) in 1987 and spent 10 years with its management services group specializing in property management, leasing, and redeveloping office properties. Mr. Palamara holds a Master of Business degree and Bachelor of Arts degree from Baylor University.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2009 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2009.

Code of Ethics

        Our board of directors has adopted a Code of Business Conduct Policy that is applicable to all members of our board of directors, our executive officers and employees of our advisor and its affiliates. We have posted the policy on the website maintained for us at www.behringerharvard.com. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct Policy, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by promptly posting such information on the website maintained for us as necessary.

Audit Committee Financial Expert

        The Audit Committee consists of independent directors Terry L. Gage, the chairman, Barbara C. Bufkin and Steven J. Kaplan. Our board of directors has determined that Mr. Gage is an "audit committee financial expert," as defined by the rules of the SEC. The biography of Mr. Gage, including his relevant qualifications, is previously described in this Item 10. Our shares are not listed for trading on any national securities exchange and therefore our audit committee members are not subject to the independence requirements of the New York Stock Exchange ("NYSE") or any other national securities exchange. However, each member of our audit committee is "independent" as defined by the NYSE.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        We do not directly compensate our named executive officers, including Mr. Aisner, our Chief Executive Officer, for services rendered to us. Our executive officers also are officers of Behringer Harvard Opportunity Advisors, our advisor, and its affiliates, and are compensated by an affiliate of Behringer Harvard Holdings for their services to us as well as for their services to other Behringer Harvard entities. A description of the fees that we pay to our advisor and other affiliates is found in the "Certain Transactions" section below.

        If we determine to compensate our named executive officers in the future, the Compensation Committee will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares.

Directors' Compensation

        We pay each of our directors who is not an employee of the Company, Behringer Harvard Opportunity Advisors or their affiliates an annual retainer of $30,000. In addition, we pay the chairperson of the Audit Committee an annual retainer of $10,000 and the chairpersons of our

Nominating and Compensation Committees annual retainers of $5,000 each. These retainers are payable quarterly in arrears. In addition, we pay each non-employee director (a) $1,500 for each board of directors or committee meeting attended in person, (b) $750 for each board of directors or committee meeting attended by telephone, and (c) $750 for each written consent considered by the director.

        Under our 2004 Amended and Restated Incentive Award Plan (the "Incentive Award Plan"), each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he or she first becomes a director and upon each person's reelection as a director. The board of directors determines the fair market value of our shares under the Incentive Award Plan. Options granted prior to 2008 have an exercise price of $9.10 per share, options granted in 2008 have an exercise price of $9.50 per share, and options granted in 2009 have an exercise price of $8.17. Options granted to non-employee directors prior to 2008 pursuant to the Incentive Award Plan became exercisable as to 25% of the original option grant during 2010. The remaining 75% will become exercisable as to 25% of the original option grant during 2011 and as to 50% of the original option grant during 2012. Options granted to non-employee directors in 2008 pursuant to the Incentive Award Plan became fully exercisable on the first anniversary of the date of grant. Options granted to non-employee directors in 2009 pursuant to the Incentive Award Plan become fully exercisable on the first anniversary of the date of grant.

        All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. If a director is also an employee of us, or an employee of Behringer Harvard Opportunity Advisors or its affiliates, we do not pay compensation for services rendered as a director.

Director Compensation Table

        The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2009

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Robert M. Behringer	—		—	—
Robert S. Aisner	—		—	—
Barbara C. Bufkin	$58,250.00	(2)	$11,752.00	$70,002.00
Terry L. Gage	$64,250.00	(3)	$11,753.00	$76,003.00
Steven J. Kaplan	$59,750.00	(2)	$11,753.00	$71,503.00

(1)
The value of stock option awards represents the amount of compensation cost under Accounting Standards Codification ("ASC") Topic 718.

(2)
Includes payment of $13,250 in 2009 for services rendered in 2008.

(3)
Includes payment of $14,000 in 2009 for services rendered in 2008.

Incentive Award Plan

        The Incentive Award Plan was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005. The Incentive Award Plan is administered by our board of directors and provides for equity awards to our employees, directors and consultants and those of our affiliates. A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. An option to acquire 1,250 shares was awarded to Mr. Kaplan on February 17, 2006 when he was elected to our board of directors. In addition, on that date, an option to acquire 5,000 shares of our common stock was awarded to each of Ms. Bufkin and Robert J. Chapman, members of our board of directors. Options to acquire an additional 5,000 shares of our common stock were awarded to each of Ms. Bufkin, Robert J. Chapman and Mr. Kaplan on both June 29, 2006 and June 21, 2007 in connection with their reelection to our board of directors; however, upon his resignation from the board of directors in August 2007, Mr. Chapman forfeited the option to purchase 5,000 shares of our common stock that was awarded to him on June 21, 2007. An option to acquire 3,333 shares of our common stock was awarded to Mr. Gage on September 24, 2007 when he was elected to our board of directors. Options to acquire an additional 5,000 shares of our common stock were awarded to each of Ms. Bufkin, Mr. Gage and Mr. Kaplan on July 24, 2008 and June 22, 2009 in connection with their reelection to our board of directors. As of December 31, 2009, these are the only options to acquire shares of our common stock that have been awarded pursuant to the Incentive Award Plan.

Compensation Committee Interlocks and Insider Participation

        No member of our Compensation Committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2009 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2009, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table gives information regarding our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	69,583	$8.99	10,930,417	*
Equity compensation plans not approved by security holders	—	—	—
Total	69,583	$8.99	10,930,417	*

(1)
Represents options that were granted pursuant to the Incentive Award Plan as of December 31, 2009.

(2)
All shares authorized for issuance pursuant to awards not yet granted under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of December 31, 2009 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Robert M. Behringer(2)	21,739	*
Robert S. Aisner(3)	—	—
Samuel A. Gillespie	—	—
Gerald J. Reihsen, III(4)	2,747	*
Gary S. Bresky(5)	2,747	*
M. Jason Mattox(6)	385	*
Barbara C. Bufkin	8,750	*
Steven J. Kaplan	8,750	*
Terry L. Gage	5,833.25	*
All directors and executive officers as a group (ten persons)(7)	50,951.25	*

*
Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 1, 2010. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Includes 21,739 shares of common stock owned by Behringer Harvard Holdings. It does not include 1,000 shares of convertible stock owned by Behringer Harvard Holdings. As of March 1, 2010, Mr. Behringer controlled the disposition of approximately 40% of the outstanding limited liability company interests and the voting of 85% of the outstanding limited liability company interests of Behringer Harvard Holdings.

(3)
Does not include 21,739 shares of common stock and 1,000 shares of convertible stock owned by Behringer Harvard Holdings. Mr. Aisner controls the disposition of 4% of the limited liability company interests in Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Aisner's interest in Behringer Harvard Holdings.

(4)
Does not include 21,739 shares of common stock and 1,000 shares of convertible stock owned by Behringer Harvard Holdings. Mr. Reihsen controls the disposition of 4.5% of the limited liability company interests in Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Reihsen's interest in Behringer Harvard Holdings.

(5)
Does not include 21,739 shares of common stock and 1,000 shares of convertible stock owned by Behringer Harvard Holdings. Mr. Bresky controls the disposition of 3% of the limited liability company interests in Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Bresky's interest in Behringer Harvard Holdings.

(6)
Does not include 21,739 shares of common stock and 1,000 shares of convertible stock owned by Behringer Harvard Holdings. Mr. Mattox controls the disposition of 1.5% of the limited liability company interests in Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Mattox's interest in Behringer Harvard Holdings.

(7)
Does not include 1,000 shares of convertible stock owned by Behringer Harvard Holdings. The actual number of shares of common stock issuable upon conversion of the convertible stock is indeterminable at this time.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Policies and Procedures for Transactions with Related Persons

        We do not currently have written formal policies and procedures for the review, approval or ratification of transactions with related persons, as defined by Item 404 of Regulation S-K of the Securities Exchange Act of 1934, as amended. Under that definition, transactions with related persons are transactions in which we were or are a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. Related parties include any executive officers, directors, director nominees, beneficial owners of more than 5% of our voting securities, immediate family members of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed and in which such person has 10% or greater beneficial ownership interest.

        However, in order to reduce or eliminate certain potential conflicts of interest, our charter contains a number of restrictions relating to (1) transactions we enter into with our advisor and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. As a general rule, any related party transactions must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

Transactions with Related Persons

        Behringer Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with our offering of common stock to the public, and in connection with the acquisition, management, and sale of our assets. We terminated our primary offering component of our initial public offering on December 28, 2007 and currently are offering shares of our common stock only to our existing stockholders through the Secondary DRP.

        Behringer Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan. Our advisor, or its affiliates, also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset or, with respect to a loan, up to 0.5% of the funds advanced. Behringer Opportunity Advisors I or its predecessor-in-interest did not earn acquisition and advisory fees or acquisition expense reimbursements in the year ended December 31, 2009. For the year ended December 31, 2008, we incurred $4.5 million in acquisition and advisory fees and $0.9 million in acquisition expense reimbursements. For the year ended December 31, 2007, we incurred $12.8 million in acquisition and advisory fees and $2.6 million in acquisition expense reimbursements.

        We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us. We incurred $0.4 million, $2.4 million, and $0.8 million, in debt financing fees for the years ended December 31, 2009, 2008, and 2007, respectively.

        We pay HPT Management Services LP, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, "BH Property Management"), affiliates of our advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. We incurred and expensed property management fees or oversight fees totaling $2 million, $1.7 million, and $0.7 million in the years ended December 31, 2009, 2008, and 2007, respectively. For the year ended December 31, 2009, we incurred less than $0.1 million of construction management fees payable to BH Property Management. We did not incur any construction management fees to BH Property Management for the years ended December 31, 2008 or 2007.

        We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate. The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month. For the year ended December 31, 2009, we expensed $6.6 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate. For the year ended December 31, 2008, we expensed $4.7 million of asset management fees and capitalized $0.2 million of asset management fees to real estate. For the year ended December 31, 2007, we expensed $2.3 million of asset management fees and capitalized $0.3 million of asset management fees to real estate.

        We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2009 and 2008, we incurred and expensed costs for administrative services totaling $1.9 million and $1 million, respectively. No such costs were incurred and expensed for the year ended December 31, 2007.

        At December 31, 2009, we had a payable to our advisor and its affiliates of $1.8 million. This balance consists primarily of asset management fees and expenses and administrative service expenses payable to Behringer Opportunity Advisors I, management fees payable to BH Property Management, and other miscellaneous payables. This payable is offset by a receivable from our advisor and its affiliates of $0.1 million, which is included in receivables from related parties at December 31, 2009.

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

Independence

        Although our shares are not listed for trading on any national securities exchange and therefore our board of directors is not subject to the independence requirements of the NYSE or any other national securities exchange, our board has evaluated whether our directors are "independent" as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

        Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Behringer Harvard Opportunity REIT I, our senior management and our independent registered public accounting firm, the board has determined that the majority of the members of our board, and each member of our audit committee, compensation committee and nominating committee, is "independent" as defined by the NYSE.

Item 14.    Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

        Deloitte & Touche LLP has served as our independent registered public accounting firm since September 2, 2005. Our management believes that it is knowledgeable about our operations and accounting practices and well qualified to act as our independent registered public accounting firm.

Audit and Non-Audit Fees

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees(1)	$686,000	$629,390
Audit-Related Fees(2)	—	59,051
Tax Fees(3)	100,418	96,621
All Other Fees	—	—

Total Fees	$786,418	$785,062

(1)
Audit fees consisted of professional services performed in connection with the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q.

(2)
Audit-related fees consisted of professional services performed in connection with the audit of historical financial statements for property acquisitions and Sarbanes-Oxley Act, Section 404 advisory services.

(3)
Tax fees consist principally of assistance with matters related to tax compliance, tax planning and tax advice.

        The Audit Committee considers the provision of these services to be compatible with maintaining the independence of Deloitte & Touche LLP.

Audit Committee's Pre-Approval Policies and Procedures

        The Audit Committee must approve any fee for services to be performed by our independent registered public accounting firm in advance of the service being performed. For proposed projects using the services of our independent registered public accounting firm that are expected to cost under $100,000, the Audit Committee will be provided information to review and must approve each project prior to commencement of any work. For proposed projects using the services of our independent registered public accounting firm that are expected to cost up to $100,000, the Audit Committee will be provided with a detailed explanation of what is being included, and asked to approve a maximum amount for specifically identified services in each of the following categories: (a) audit fees; (b) audit-related fees; (c) tax fees; and (d) all other fees for any services allowed to be performed by the independent registered public accounting firm. If additional amounts are needed, the Audit Committee must approve the increased amounts prior to the previously approved maximum being reached and before the work may continue. Approval by the Audit Committee may be made at its regularly scheduled meetings or as permitted by our Bylaws, including by telephonic or other electronic communications. We will report the status of the various types of approved services and fees, and cumulative amounts paid and owed, to the Audit Committee on a regular basis.

        The Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2009 and 2008.

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

    Schedule IV—Mortgage Loans on Real Estate

  3.
  Exhibits

    The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)
Exhibits.

  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

(c)
Financial Statement Schedules.

  All financial statement schedules, except for Schedules II, III and IV (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.
Dated: March 19, 2010	By:	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 19, 2010	/s/ ROBERT M. BEHRINGER Robert M. Behringer Chairman of the Board of Directors
March 19, 2010	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer and Director (Principal Executive Officer)
March 19, 2010	/s/ GARY S. BRESKY Gary S. Bresky Chief Financial Officer (Principal Financial Officer)
March 19, 2010	/s/ BRYAN A. SINCLAIR Bryan A. Sinclair Chief Accounting Officer (Principal Accounting Officer)
March 19, 2010	/s/ BARBARA C. BUFKIN Barbara C. Bufkin Director
March 19, 2010	/s/ TERRY L. GAGE Terry L. Gage Director
March 19, 2010	/s/ STEVEN J. KAPLAN Steven J. Kaplan Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT I, Inc.
Addison, Texas

        We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 3 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 19, 2010

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008
Assets
Real estate
Land and improvements, net	$130,254	$131,028
Buildings and improvements, net	408,786	416,821
Real estate under development	20,701	17,306

Total real estate	559,741	565,155
Condominium inventory	86,485	94,723
Cash and cash equivalents	9,511	25,260
Restricted cash	8,585	4,134
Accounts receivable, net	8,169	14,946
Prepaid expenses and other assets	2,138	3,550
Leasehold interests, net	16,406	23,160
Investments in unconsolidated joint ventures	63,552	62,316
Furniture, fixtures and equipment, net	11,836	13,932
Deferred financing fees, net	3,827	6,407
Notes receivable	42,557	36,542
Lease intangibles, net	21,228	28,303
Other intangibles, net	8,348	9,025
Receivables from related parties	1,548	3,413

Total assets	$843,931	$890,866

Liabilities and Equity
Notes payable	$429,787	$416,179
Accounts payable	1,885	6,073
Payables to related parties	1,790	1,643
Acquired below-market leases, net	12,726	17,567
Accrued and other liabilities	23,322	26,037

Total liabilities	469,510	467,499
Commitments and contingencies
Equity
Behringer Harvard Opportunity REIT I, Inc. Stockholders' Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, 55,825,078 and 54,836,985 shares issued and outstanding at December 31, 2009, and December 31, 2008, respectively	6	5
Additional paid-in capital	497,648	489,139
Accumulated distributions and net loss	(115,496)	(66,085)
Accumulated other comprehensive loss	(3,412)	(5,194)

Total Behringer Harvard Opportunity REIT I, Inc. Stockholders' Equity	378,746	417,865
Noncontrolling interest	(4,325)	5,502

Total equity	374,421	423,367

Total liabilities and equity	$843,931	$890,866

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Income

For the years ended December 31, 2009, 2008, and 2007

(in thousands, except per share amounts)

	2009	2008	2007
Revenues
Rental revenue	$62,877	$57,624	$30,814
Hotel revenue	3,776	5,959	4,414
Condominium sales	21,838	9,704	—

Total revenues	88,491	73,287	35,228

Expenses
Property operating expenses	25,324	24,566	12,008
Bad debt expense	10,230	317	117
Cost of condominium sales	21,738	9,708	—
Interest expense	16,500	17,438	4,805
Real estate taxes	8,152	7,277	3,549
Impairment charge	15,522	19,413	—
Property management fees	2,429	2,297	910
Asset management fees	6,690	4,798	2,322
General and administrative	5,704	4,934	1,562
Advertising costs	761	2,199	1,171
Depreciation and amortization	29,975	25,661	13,069

Total expenses	143,025	118,608	39,513
Interest income	414	3,538	3,779
Other income, net	8,446	100	—
Loss on debt extinguishment	—	—	(2,455)

Loss before income taxes and equity in losses of unconsolidated joint ventures	(45,674)	(41,683)	(2,961)
Provision for income taxes	(145)	(184)	(95)
Equity in losses of unconsolidated joint ventures	(2,141)	(2,862)	(1,201)

Net loss	(47,960)	(44,729)	(4,257)
Add: Net loss attributable to the noncontrolling interest	10,923	10,028	401

Net loss attributable to Behringer Harvard Opportunity REIT I, Inc.	$(37,037)	$(34,701)	$(3,856)

Weighted average shares outstanding:
Basic and diluted	55,352	54,529	36,338
Loss per share attributable to Behringer Harvard Opportunity REIT I, Inc.
Basic and diluted	$(0.67)	$(0.64)	$(0.11)
Comprehensive income:
Net loss	$(47,960)	$(44,729)	$(4,257)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,315)	(3,011)	(236)
Unrealized gain (loss) on interest rate derivatives	1,336	(2,690)	(363)
Reclassifications due to hedging activities	240	176	—

Total other comprehensive income	261	(5,525)	(599)

Comprehensive loss	(47,699)	(50,254)	(4,856)
Comprehensive loss attributable to the noncontrolling interest	12,445	(10,843)	(517)

Comprehensive income (loss) attributable to Behringer Harvard Opportunity REIT I, Inc.	$(35,254)	$(61,097)	$(5,373)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

	Convertible Stock		Common Stock
						Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2007	1,000	$—	18,202,576	$2	$159,906	$(461)	$—	$2,648	$162,095
Issuance of common stock, net	—	—	35,081,049	3	314,226	—	—	—	314,229
Redemption of common stock	—	—	(148,951)	—	(1,366)	—	—	—	(1,366)
Distributions declared on common stock	—	—	—	—	—	(10,665)	—	—	(10,665)
Contributions from non-controlling interest	—	—	—	—	—	—	—	14,022	14,022
Distributions to non-controlling interest	—	—	—	—	—	—	—	(819)	(819)
Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	921,680	—	8,755	—	—	—	8,755
Comprehensive loss:
Net loss	—	—	—	—	—	(3,856)	—	(401)	(4,257)
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(121)	(115)	(236)
Unrealized losses on interest rate derivatives	—	—	—	—	—	—	(363)	—	(363)

Total comprehensive loss								(517)	(4,856)

Balance at December 31, 2007	1,000	—	54,056,354	$5	$481,521	$(14,982)	$(484)	$15,335	$481,395

Redemption of common stock	—	—	(521,671)	—	(4,753)	—	—	—	(4,753)
Distributions declared on common stock	—	—	—	—	—	(16,402)	—	—	(16,402)
Contributions from non-controlling interest	—	—	—	—	—	—	—	2,291	2,291
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1,281)	(1,281)
Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	1,302,302	—	12,371	—	—	—	12,371
Comprehensive loss:
Net loss	—	—	—	—	—	(34,701)	—	(10,028)	(44,729)
Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	(2,196)	(815)	(3,011)
Unrealized losses on interest rate derivatives	—	—	—	—	—	—	(2,690)	—	(2,690)
Reclassifications due to hedging activities	—	—	—	—	—	—	176	—	176

Total comprehensive loss								(10,843)	(50,254)

Balance at December 31, 2008	1,000	$—	54,836,985	$5	$489,139	$(66,085)	$(5,194)	$5,502	$423,367

Redemption of common stock	—	—	(153,755)	—	(1,387)	—	—	—	(1,387)
Distributions declared on common stock	—	—	—	—	—	(12,374)	—	—	(12,374)
Contributions from non-controlling interest	—	—	—	—	—	—	—	2,871	2,871
Distributions to non-controlling interest	—	—	—	—	—	—	—	(254)	(254)
Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	1,141,848	1	9,896	—	—	—	9,897
Comprehensive loss:
Net loss	—	—	—	—	—	(37,037)	—	(10,923)	(47,960)
Other comprehensive income:
Foreign currency translation loss	—	—	—	—	—	—	324	(1,639)	(1,315)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	1,218	118	1,336
Reclassifications due to hedging activities	—	—	—	—	—	—	240	—	240

Total comprehensive loss								(12,445)	(47,699)

Balance at December 31, 2009	1,000	$—	55,825,078	$6	$497,648	$(115,496)	$(3,412)	$(4,325)	$374,421

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(47,960)	$(44,729)	$(4,257)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	25,677	21,036	10,366
Amortization of deferred financing fees	3,093	3,321	1,265
Loss on early extinguishment of debt	—	—	2,455
Impairment charge	15,522	19,413	—
Bad debt expense	10,230	317	117
Equity in losses of unconsolidated joint ventures	2,141	2,862	1,201
Gain on derivatives	(909)	—	—
Unrealized loss on derivatives	—	2,541	—
Change in accounts receivable	(3,369)	(7,798)	(6,419)
Change in condominium inventory	3,327	(20,943)	(20,976)
Change in prepaid expenses and other assets	1,448	(7,392)	239
Change in accounts payable	(771)	(1,452)	726
Change in accrued and other liabilities	2,479	7,708	3,602
Change in payables to related parties	2,012	(2,131)	332
Addition of lease intangibles	(1,499)	(2,035)	(1,218)

Cash provided by (used in) operating activities	11,421	(29,282)	(12,567)

Cash flows from investing activities:
Escrow deposits and pre-acquisition costs on real estate to be acquired	—	—	(1,072)
Purchases of real estate properties	—	(47,473)	(257,303)
Purchase of derivative instruments	—	(1,272)	—
Proceeds from termination of derivative instruments	—	5,069	—
Investment in unconsolidated joint ventures	(3,377)	(29,466)	(23,481)
Capital expenditures for real estate under development	(10,311)	(33,236)	(16,957)
Capital expenditures for real estate under development of consolidated borrowers	(583)	(27,500)	(30,500)
Additions of property and equipment	(8,489)	(6,642)	(13,272)
Change in restricted cash	(4,451)	597	(2,966)
Investment in notes receivable	(6,015)	(26,983)	(22,006)
Distributions from unconsolidated joint venture	—	696	—
Fees paid to related party for mezzanine loan arrangements	—	(1,081)	(587)

Cash used in investing activities	(33,226)	(167,291)	(368,144)

Cash flows from financing activities:
Financing costs	(764)	(5,416)	(3,608)
Premium paid on extinguishments of debt	—	—	(1,622)
Proceeds from bridge note	—	—	52,115
Proceeds from notes payable	25,966	128,549	79,031
Proceeds from mortgages of consolidated borrowers	1,700	27,324	23,311
Net borrowings on senior secured revolving credit facility	14,600	48,000	—
Payments on notes payable	(30,325)	(46,645)	(55,030)
Purchase of interest rate derivatives	—	—	(154)
Issuance of common stock	—	—	349,857
Redemptions of common stock	(1,387)	(4,753)	(1,366)
Offering costs	—	—	(35,239)
Distributions	(3,874)	(4,006)	(2,620)
Contributions from noncontrolling interest holders	2,871	2,291	2,651
Distributions to noncontrolling interest holders	(254)	(1,276)	(818)
Change in subscriptions for common stock	—	—	(570)
Change in subscription cash received	—	—	570
Change in payables to related parties	—	(328)	(1,914)

Cash provided by financing activities	8,533	143,740	404,594

Effect of exchange rate changes on cash and cash equivalents	(2,477)	(405)	(24)

Net change in cash and cash equivalents	(15,749)	(53,238)	23,859
Cash and cash equivalents at beginning of the period	25,260	78,498	54,639

Cash and cash equivalents at end of the period	$9,511	$25,260	$78,498

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

1. Business and Organization

  Organization

        Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the "Company," "we," "us," or "our") was incorporated in November 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes.

        We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis. In particular, we have focused on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties. We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties. We have also originated two mezzanine loans. We completed our first property acquisition in March 2006, and, as of December 31, 2009, we wholly owned 11 properties and consolidated five properties through investments in joint ventures. In addition, we are the mezzanine lender for two multifamily properties that we consolidate as variable interest entities and for which we have been deemed the primary beneficiaries. We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

        Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 ("Behringer Harvard OP I"), or subsidiaries thereof. Our wholly-owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner. The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by BHO Business Trust, a Maryland business trust, which is our wholly-owned subsidiary.

        We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC ("Behringer Opportunity Advisors I"), a Texas limited liability company formed in June 2007. Behringer Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

        Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings") and is used by permission.

2. Summary of Significant Accounting Policies

  Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization, and allowance for doubtful accounts. Actual results could differ from those estimates.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be VIEs in which we are the primary beneficiary. If the interest in the entity is determined not to be a VIE, then the entities will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

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

        To conform to the current-year presentation, which presents bad debt expense separately on our consolidated statements of operations and comprehensive income, we reclassified to bad debt expense, $0.3 million and $0.1 million for the years ended December 31, 2008, and 2007, respectively. These amounts were previously reported within property operating expenses on our consolidated statements of operations.

        We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        The fair value of any tangible assets acquired, consisting of land, land improvements, buildings, building improvements, tenant improvements, and furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to the tangible assets. Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. Furniture, fixtures, and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors. The values of the buildings are depreciated over their respective estimated useful lives ranging from 25 years for commercial office property to 39 years for hotel/mixed-use property using the straight-line method. Building improvements are depreciated over their estimated useful lives ranging from 7 to 25 years. Tenant improvements are depreciated over the term of the respective leases. Land improvements are depreciated over the estimated useful life of 15 years, and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method. Our leasehold interest is depreciated over its remaining contractual life, or approximately 100 years.

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

        The total value of identified real estate intangible assets for acquired properties is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal costs, and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. As of December 31, 2009, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately 11 years.

        Other intangible assets include the value of identified hotel trade names and in-place property tax abatements. These fair values are based on management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the trade names is amortized over its respective estimated useful life of 20 years using the straight-line method and the value of the in-place property tax abatement is amortized over its estimated term of ten years using the straight-line method.

        Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets as of December 31, 2009 is as follows:

Lease / Other Intangibles
2010	$1,543
2011	1,286
2012	1,041
2013	890
2014	958

        Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

As of December 31, 2009	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Leasehold Interest	Other Intangibles
Cost	$448,121	$130,786	$34,151	$(21,392)	$16,981	$10,439
Less: depreciation and amortization	(39,335)	(532)	(12,923)	8,666	(575)	(2,091)

Net	$408,786	$130,254	$21,228	$(12,726)	$16,406	$8,348

As of December 31, 2008	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Leasehold Interest	Other Intangibles
Cost	$438,228	$131,299	$39,399	$(25,917)	$23,477	$10,439
Less: depreciation and amortization	(21,407)	(271)	(11,096)	8,350	(317)	(1,414)

Net	$416,821	$131,028	$28,303	$(17,567)	$23,160	$9,025

  Condominium Inventory

        Condominium inventory is stated at the lower of cost or fair market value. In addition to land acquisition costs, land development costs, and construction costs, costs include interest and real estate

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction. At December 31, 2009, condominium inventory consisted of $31.5 million of finished units and $55 million of work in progress. As of December 31, 2008, condominium inventory consisted of $9.3 million of finished units and $85.4 million of work in progress.

        For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value. An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value. We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions. This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management's plans for the property. During the fourth quarter of 2009, as a result of continued adverse economic conditions, we recorded a $4.7 million valuation adjustment related to our hotel and development property in Edwards, Colorado. There were no inventory valuation adjustments related to our condominium inventory for the year ended December 31, 2008.

  Cash and Cash Equivalents

        We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

  Restricted Cash

        As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

  Accounts Receivable

        Accounts receivable primarily consist of straight-line rental revenue receivables of $5.6 million and $8.6 million as of December 31, 2009 and December 31, 2008, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.9 million and $6.6 million as of December 31, 2009 and 2008, respectively. The allowance for doubtful accounts was $0.3 million and $0.2 million as of December 31, 2009 and December 31, 2008, respectively.

        We recognized bad debt expense of $10.2 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively. In the third quarter of 2009, we recognized a $10.1 million charge for bad debt expense related to the Chase Park Plaza hotel. Hotel occupancy rates declined sharply nationwide in 2009.

  Prepaid Expenses and Other Assets

        Prepaid expenses and other assets include prepaid directors' and officers' insurance, prepaid advertising, the fair value of certain derivative instruments, as well as inventory, prepaid insurance, and real estate taxes of our consolidated properties. Inventory consists of food, beverages, linens, glassware, china, and silverware and is carried at the lower of cost or market value.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Furniture, Fixtures, and Equipment

        Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment as of December 31, 2009 and December 31, 2008 was $6.1 million and $3.5 million, respectively.

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

        In addition, we evaluate our investments in unconsolidated joint ventures and our investments in the Chase Park Plaza working capital loan and Royal Island bridge loans at each reporting date and if we believe there is an other than temporary decline in market value, or if it is probable we will not collect all principal and interest in accordance with the terms of the working capital or bridge loans, we will record an impairment charge based on these evaluations. While we believe it is currently probable we will collect all scheduled principal and interest with respect to our working capital and bridge loans, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty. Given this, any future adverse development in market conditions would cause us to re-evaluate our conclusions, and could result in material impairment charges with respect to our working capital or bridge loans.

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

        As a result of the continued adverse economic conditions including the general weakness in market rental rates and tenant renewals, we evaluated certain of our real estate investments for potential

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

impairment during each quarter of 2009. Based on our analyses, we recorded cumulative non-cash impairment charges of $9.9 million related to our leasehold interest in an office building in London, England during the second and third quarters of 2009. During the fourth quarter of 2009, we recorded a non-cash impairment charge of $5.6 million related to our hotel and development property in Edwards, Colorado, which includes an inventory valuation adjustment of $4.7 million related to condominium inventory work in progress.

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

  Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $7.4 million and $4.9 million as of December 31, 2009 and December 31, 2008, respectively.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

period. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

        As of December 31, 2009, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes. See Notes 4 and 11 for further information regarding our derivative financial instruments.

  Asset Retirement Obligations

        We record the fair value of any conditional asset retirement obligations in accordance with GAAP. As part of the anticipated renovation and redevelopment of an acquired property, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations. Our estimate of the fair value of the liability is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials. There was no asset retirement obligation as of December 31, 2009 or 2008.

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

        The British pound is the functional currency for our Becket House investment operating in London, England and the Euro is the functional currency for the operations of our Central Europe Joint Venture. We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statement of equity. The foreign currency translation adjustment was a loss of $0.3 million, a gain of $2.2 million, and a gain of $0.1 million as of December 31, 2009, 2008, and 2007, respectively.

  Accumulated Other Comprehensive Loss

        Accumulated other comprehensive income (loss) ("AOCI"), which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP. The components of accumulated other comprehensive income (loss) consist of foreign currency translation gains and losses and unrealized gains and losses on derivatives designated as hedges.

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $2.6 million, $3.6 million, and $4.6 million was recognized in rental revenues for the years ended December 31, 2009, 2008, and 2007, respectively. Hotel revenue is derived from the operations

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

        Revenues from the sales of condominiums are recognized when sales are closed and title passes to the new owner, the new owner's initial and continuing investment is adequate to demonstrate a commitment to pay for the condominium, the new owner's receivable is not subject to future subordination, and we do not have a substantial continuing involvement with the new condominium. Amounts received prior to closing on sales of condominiums are recorded as deposits in our financial statements.

  Advertising Costs

        Marketing costs, including the costs of model units and their furnishings, incurred in connection with the sale of condominiums are deferred and recorded as costs of sales when revenue is recognized. Certain prepaid costs are capitalized and expensed over the stated terms of the contract. All other advertising costs are expensed as incurred. We expensed advertising costs of $0.8 million, $2.2 million, and $1.2 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

  Income Taxes

        We elected to be taxed, and qualified, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the year ended December 31, 2006. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level except for the operations of our wholly-owned taxable REIT subsidiaries. We have three taxable REIT subsidiaries that own and/or provide management and development services to certain of our investments in real estate and real estate under development.

        We have reviewed our tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that the tax positions taken relative to our status as a REIT will be sustained in any tax examination. In addition, we believe that it is more likely than not that the tax positions taken relative to the taxable REIT subsidiaries will be sustained in any tax examination.

        On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a "margin tax," effective January 1, 2007. For the years ended December 31, 2009, 2008, and 2007, we recognized a current and deferred tax provision of $0.1 million, $0.2 million, and less than $0.1 million, respectively, related to the Texas margin tax.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Stock-Based Compensation

        We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December, 2009, 2008, and 2007, we had no significant compensation cost related to our incentive award plan.

  Concentration of Credit Risk

        At December 31, 2009 and 2008, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

  Noncontrolling Interest

        We hold a primary beneficiary interest as a lender in two variable interest entities that own real estate properties and thus, we consolidate their accounts with and into our accounts. Noncontrolling interest represents the noncontrolling ownership interest's proportionate share of the equity in our consolidated real estate investments including the 5%, 7%, 10%, 11%, and 20% unaffiliated partners' share of the equity in Chase Park Plaza, The Lodge & Spa at Cordillera, Rio Salado Business Center, Frisco Square, and Becket House, respectively, as well as 100% of the equity of the two properties we consolidate as a lender and primary beneficiary. Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

  Reportable Segments

        We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets. Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2009, 2008, and 2007. Our chief operating decision maker evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.

  Earnings per Share

        Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period. As of December 31, 2009, 2008, and 2007, we had options to purchase 69,583, 54,583, and 39,583 shares of common stock outstanding at a weighted average exercise price of $8.99, $9.21, and $9.10, respectively. These options are excluded from the calculation of earnings per share for the years ended December 31, 2009, 2008, and 2007 because the effect would be anti-dilutive.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

3. New Accounting Pronouncements

        In February 2008, the Financial Accounting Standards Board ("FASB") delayed the effective date of applying updated accounting guidance in regards to nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until the fiscal year beginning after November 1, 2008. We adopted the updated accounting guidance effective January 1, 2009, and this adoption is expected to enhance our future disclosures regarding how we develop fair value estimates related to non-financial assets and liabilities in our financial statements.

        In December 2007, the FASB issued updated accounting guidance on business combinations. The updated guidance retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. This Statement is broader in scope than the original guidance, which applied only to business combinations in which control was obtained by transferring consideration. The updated guidance applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses. This Statement also makes certain other modifications, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred. This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The acquisition of real estate property has been determined to meet the definition of a business combination as defined in the updated guidance. Therefore, effective January 1, 2009, we no longer capitalize acquisition related costs for future acquisitions of real estate properties, but expense such costs as incurred.

        In February 2007, the FASB issued updated guidance regarding the fair value option for financial assets and financial liabilities. The fair value option established by the new guidance permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. We adopted this standard effective January 1, 2008 but have not elected the fair value measurement option for any financial assets or liabilities at the present time; however, we may elect to measure future eligible financial assets or liabilities at fair value.

        In March 2008, the FASB issued updated guidance for disclosures about derivative instruments and hedging activities. The updated accounting guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Our adoption of the updated accounting guidance affected disclosures only and had no impact on our financial position or results of operations.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

3. New Accounting Pronouncements (Continued)

        In December 2007, the FASB issued authoritative guidance on noncontrolling interests. This guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this guidance requires consolidated net income to be reported, on the face of the consolidated statement of operations, at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Our adoption of this guidance on January 1, 2009 increased our total equity. Net income (loss) no longer includes an allocation of income or losses to noncontrolling interests. Income available to common stockholders was not affected.

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

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded. The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. As a result of this new accounting guidance, on January 1, 2010, we will deconsolidate the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses. Further, we will recognize in consolidation our mezzanine loans related to Tanglewood at Voss and Alexan Black Mountain which will result in the addition of $22.7 million of notes receivable to our consolidated balance sheet.

        Further, the new accounting standard related to the consolidated of variable interest entity's requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a variable interest entity. Additionally, it requires enhanced disclosures about an enterprise's involvement with variable interest entities and any significant change in risk exposure due to that involvement, as well as how significant its involvement with the variable interest entity impacts the enterprise's financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a variable interest entity. With the exception of the impact of Tanglewood at Voss and Alexan Black Mountain discussed above, the adoption of this accounting standard did not change any of our previous conclusions regarding our variable interest entities and thus did not have an effect on our financial position, results of operations, or liquidity.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Assets and Liabilities Measured at Fair Value

        Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.

        Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

  Recurring Fair Value Measurements:

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

        We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's performance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009 and 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Assets and Liabilities Measured at Fair Value (Continued)

        The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

2009	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$204	$—	$204
Liabilities
Derivative financial instruments	$—	$3,081	$—	$3,081

2008	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$1,273	$—	$1,273
Liabilities
Derivative financial instruments	$—	$5,518	$—	$5,518

        Derivative financial instruments classified as assets are included in other assets on the balance sheet while derivative financial instruments classified as liabilities are included in other liabilities. See Notes 2 and 11 for further information regarding our use of hedging instruments.

  Nonrecurring Fair Value Measurements:

  Impairment of Real Estate Asset and Condominium Inventory Adjustment

        As a result of the continued adverse economic conditions including the general weakness in market rental rates and tenant renewals, we evaluated certain of our real estate investments for potential impairment during 2009. Based on our analyses, for the year ended December 31, 2009, we recorded cumulative non-cash impairment charges of $9.9 million related to our leasehold interest in an office building in London, England and a non-cash impairment charge of $5.6 million related to our hotel and development property in Edwards, Colorado, which includes an inventory valuation adjustment of $4.7 million related to condominium inventory work in progress. The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets. These fair value estimates are considered Level 3 of the fair value hierarchy.

        The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during December 31, 2009:

2009	Level 1	Level 2	Level 3	Total Fair Value	Gain (Loss)
Asset
Leasehold interest, net	$—	$—	$16,406	$16,406	$(9,895)
Land and improvements, net	—	—	4,430	4,430	(959)
Condominium inventory	—	—	16,907	16,907	(4,668)

Total	$—	$—	$37,743	$37,743	$(15,522)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

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

        As of December 31, 2009 and 2008, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

        The notes payable totaling $429.8 million and $416.2 million as of December 31, 2009 and 2008, respectively, have a fair value of approximately $435.3 million and $418.4 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. Interest rate swaps and caps along with our foreign currency exchange forward contract are recorded at their respective fair values in prepaid expenses and other assets for those derivative instruments that have an asset balance and in other liabilities for those derivative instruments that are liabilities (See Note 4).

        The fair value estimates presented herein are based on information available to our management as of December 31, 2009 and 2008. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6. Real Estate Investments

        As of December 31, 2009, we wholly-owned 11 properties and consolidated five properties through investments in joint ventures. In addition, we are the mezzanine lender for two multifamily properties that we consolidate, both fully operational as of December 31, 2009. In addition, we have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

the terms of the applicable partnership agreement. The following table presents certain information about our consolidated properties as of December 31, 2009:

Property Name	Location	Approximate Rentable Square Footage (unaudited)	Description	Encumbrances		Ownership Interest
12600 Whitewater Drive	Minnetonka, Minnesota	71,000	2-story office building			100%
Ferncroft Corporate Center	Middleton, Massachusetts	226,000	8-story office building	$18,000		100%
Bent Tree Green	Dallas, Texas	138,000	3-story office building	$6,700		100%
Las Colinas Commons	Irving, Texas	239,000	3-building office complex			100%
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus			100%
Santa Clara Tech Center	Santa Clara, California	456,000	3-building office complex	$52,479		100%
Northpoint Central	Houston, Texas	180,000	9-story office building			100%
Regency Center	Houston, Texas	157,000	6-story office building			100%
2603 Augusta	Houston, Texas	242,000	16-story office building			100%
Northborough Tower	Houston, Texas	207,000	14-story office building	$21,480		100%
Crossroads	San Diego, California	140,000	7-story office building	$25,023		100%
Chase Park Plaza	St. Louis, Missouri	—	hotel and development property	$100,791		95%
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property			93%
Rio Salado Business Center	Phoenix, Arizona	—	development property			90%
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	$55,539		89%
Becket House	London, England	46,000	long-term leasehold interest	$18,636		80%
Tanglewood at Voss	Houston, Texas	—	multifamily	$39,539	(1)	Lender
Alexan Black Mountain	Henderson, Nevada	—	multifamily	$29,000	(1)	Lender

(1)
The mortgages payable of our mezzanine borrowers consolidated under Accounting Standards Codification Topic 810 are obligations of our mezzanine borrowers and are not payble by us.

  Investments in Unconsolidated Joint Ventures

        The following table presents certain information about our unconsolidated investments as of December 31, 2009 and 2008:

		Carrying Value of Investment
Property Name	Ownership Interest	December 31, 2009	December 31, 2008
Royal Island	31.22%	$22,594	$22,060
GrandMarc at Westberry Place	50.00%	7,348	7,324
GrandMarc at the Corner	50.00%	6,559	5,527
Central Europe Joint Venture	47.27%	27,051	27,405

Total		$63,552	$62,316

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

        Our investments in unconsolidated joint ventures as of December 31, 2009 and 2008 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows:

	As of December 31,
	2009	2008
Real estate assets, net	$382,061	$371,223
Cash and cash equivalents	15,628	24,636
Other assets	3,528	2,791

Total assets	$401,217	$398,650

Notes payable	$246,176	$245,203
Other liabilities	19,846	25,442

Total liabilities	266,022	270,645
Equity	135,195	128,005

Total liabilities and equity	$401,217	$398,650

        Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,
	2009	2008	2007
Revenue	$24,158	$14,689	$2,348
Operating expenses:
Operating expenses	6,287	6,159	2,104
Property taxes	803	786	174

Total operating expenses	7,090	6,945	2,278

Operating income	17,068	7,744	70
Non-operating expenses:
Depreciation and amortization	10,258	6,674	1,153
Interest and other, net	11,513	7,547	1,869

Total non-operating expenses	21,771	14,221	3,022

Net loss	$(4,703)	$(6,477)	$(2,952)

Company's share of net loss	$(2,141)	$(2,862)	$(1,201)

7. Variable Interest Entities

        In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own multifamily communities under development (the "Tanglewood at Voss" in Houston, Texas and "Alexan Black Mountain" in Henderson, Nevada properties, respectively). These entities also have secured construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million. Our mezzanine loans are subordinate to the construction loans. In addition, we have entered into option agreements allowing us to purchase the ownership interests in Tanglewood at Voss and Alexan Black Mountain after each

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Variable Interest Entities (Continued)

project's substantial completion and upon notification of completion from the developer. As of December 31, 2009, the option agreement allowing us to purchase Alexan Black Mountain has expired.

        In February 2009, we received the notice of completion on Tanglewood at Voss. Accordingly, pursuant to the option agreement, we had ninety days from the delivery of the notice of completion to exercise our option to purchase the completed property. We have waived our rights to purchase the property. Therefore, the general partner and mezzanine borrower at its sole discretion may elect to exercise its put option requiring us to purchase the property within 120 days upon the delivery of a written notice. In January 2010, we agreed to an extension of the put option agreement that extends the date through which the general partner and mezzanine borrower may elect to exercise the put option through July 22, 2010. As of March 19, 2010, the general partner and mezzanine borrower have not elected to provide us with the put notice.

        Based on our evaluation, we have determined that these entities meet the criteria of VIEs under GAAP and that we are the primary beneficiary of these variable interest entities. Therefore, we have consolidated the entities, including the related real estate assets and third-party construction financing. As of December 31, 2009, there was $87.2 million of related real estate assets related to Tanglewood at Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction loans. The third-party construction lenders have no recourse to the general credit of us as the primary beneficiary, but their loans are guaranteed by the owners of the variable interest entities. As of December 31, 2009, the outstanding principal balance under our mezzanine loans was $22.7 million, which is eliminated, along with accrued interest and loan origination fees, upon consolidation. We, as the mezzanine lender, are in discussion with the mezzanine borrower and the senior construction lender to refinance the Tanglewood at Voss note payable. In February 2010, the Alexan Black Mountain loan was extended through December 29, 2012. The loan bears interest at a floating rate at the election of the borrower of LIBOR + 3% or the Prime Rate + 2% and has an interest rate floor of 5.5%.

        In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas ("Royal Island"). In December 2007, we participated in a bridge loan financing arrangement and committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property. In June 2009, we purchased the interest in the first of two superior tranches for $3.1 million. The total amount outstanding to us at December 31, 2009, including accrued interest and fees, was $42.1 million (See Note 8). Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity but that we are not the primary beneficiary. Accordingly, we do not consolidate the Royal Island entity and instead account for it under the equity method of accounting. At December 31, 2009, there was approximately $145.1 million of real estate assets under development related to Royal Island.

8. Notes Receivable

  Chase Park Plaza Working Capital Loan

        We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza. In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Notes Receivable (Continued)

2006. The interest rate under the note is fixed at 5% per annum. The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement. Annual payments of interest only are required each December with any remaining balance payable at the maturity date. In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December. This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue. At December 31, 2009, the note receivable balance was $1.9 million.

  Royal Island Bridge Loan

        In December 2007, we participated in a bridge loan financing arrangement for the continuing development and construction of Royal Island. The aggregate principal amount available under the bridge loan was $60 million consisting of three tranches. Under the bridge loan we agreed to lend a tranche of up to $40 million, which is subordinate to the other two tranches. The bridge loan accrued interest at the one-month LIBOR rate plus 8% per annum with accrued interest and principal payable at the maturity date, December 20, 2008, and is secured by the Royal Island property. In June 2009, we purchased the interest in the first of the two superior tranches for $3.1 million.

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

        In April 2009, we collected $2.1 million in unpaid interest and fees from the borrower. At December 31, 2009, the loan balance owed to us for both tranches was $42.1 million, which includes $1.5 million of accrued interest and fees included in receivables from related parties at December 31, 2009. We have not recorded an allowance against the recorded balance as our estimate of the fair value of the Royal Island property securing the bridge loan exceeds the current carrying value of the loan, and accordingly, we believe it is probable that all of the outstanding balance is collectible.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Capitalized Costs

        We capitalize interest, property taxes, insurance, and construction costs to real estate under development. During the year ended December 31, 2009 we capitalized $6.5 million of such costs associated with real estate under development and certain investments accounted for by the equity method, including $2.1 million in interest costs. During the year ended December 31, 2008, we capitalized $53.9 million of costs associated with real estate under development and certain investments accounted for by the equity method, including $9 million in interest costs. Capitalized interest costs include interest expense and amortization of deferred financing costs.

        Certain redevelopment costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza have been capitalized to condominium inventory on our consolidated balance sheet at December 31, 2009. During the year ended December 31, 2009, we capitalized a total of $17.7 million of such costs associated with the condominium redevelopment at Chase Park Plaza. For the year ended December 31, 2008, we capitalized a total of $28.7 million of costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera, including $4.8 million of interest and deferred financing costs.

        During the year ended December 31, 2009, $0.9 million in costs were transferred from real estate under development to land on our balance sheet. Also, during the year ended December 31, 2009, $2.7 million and $0.2 million of real estate under development costs were transferred to building and improvements and to furniture, fixtures, and equipment, respectively, on our balance sheet. For the year ended December 31, 2008, $15.4 million in costs were transferred from real estate under development to land on our balance sheet. Also, during the year ended December 31, 2008, $89.7 million and $7.2 million of real estate under development costs were transferred to building and improvements and to furniture, fixtures, and equipment, respectively, on our balance sheet.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Notes Payable

        The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties we consolidate at December 31, 2009 and 2008:

	December 31,
				Maturity Date
Description	2009	2008	Interest Rate
Tanglewood at Voss(1)	$39,539	$37,839	30-day LIBOR + 1.6%(2)	03/22/10
Santa Clara Tech Center	52,479	52,479	30-day LIBOR + 1.75%(2)	06/09/10
Chase Park Plaza Hotel	77,474	80,695	Prime Rate, or 30-day LIBOR + spread(2)(4)	11/15/10
Chase—The Private Residences	23,317	28,529	Prime Rate, or 30-day LIBOR + spread(2)(4)	11/15/10
Senior Secured Credit Facility	62,600	48,000	Prime Rate(4)	02/13/11
Becket House—RBS	18,636	18,259	90-day LIBOR + 2.5%(3)	03/09/11
Crossroads	25,023	25,000	30-day LIBOR + 2.85%(2)	06/30/11
Frisco Square I, LLC (Land)	24,503	25,789	30-day LIBOR + 4.5%(2)	07/28/11
Frisco Square II, LLC	7,856	7,929	30-day LIBOR + 3.5%(2)	07/28/11
Frisco Square III, LLC	8,515	8,239	30-day LIBOR + 3.5%(2)	07/28/11
Frisco Square IV, LLC	14,665	14,524	30-day LIBOR + 3.5%(2)	07/28/11
Bent Tree Green	6,700	—	Greater of 5.75% or Prime + 1%(4)	05/19/12
Alexan Black Mountain(1)	29,000	29,000	30-day LIBOR + 3%, or Prime Rate + 2%. Floor of 5.5%(2)(4)	12/29/12
Ferncroft Corporate Center	18,000	18,000	6.33%	09/01/13
Northborough Tower	21,480	21,897	5.67%	01/11/16

	$429,787	$416,179

(1)
The mortgages payable of our mezzanine borrowers that we consolidate are obligations of our mezzanine borrowers and are not payable by us.

(2)
30-day London Interbank Offer Rate ("LIBOR") was 0.231% at December 31, 2009.

(3)
90-day London Interbank Offer Rate ("LIBOR") was 0.251% at December 31, 2009.

(4)
Prime rate was 3.25% at December 31, 2009.

        Our notes payable balance was $429.8 million at December 31, 2009, as compared to $416.2 million at December 31, 2008, and consists of borrowings and assumptions of debt related to our property acquisitions as well as the notes payable of our mezzanine borrowers we consolidate as variable interest entities under GAAP and our borrowings under our $75 million senior secured credit facility. Each of our notes payable is collateralized by one or more of our properties. At December 31, 2009, our notes payable interest rates ranged from 1.9% to 6.3%, with a weighted average interest rate of approximately 3.1%. Of our $429.8 million in notes payable at December 31, 2009, $390.3 million represented debt subject to variable interest rates. At December 31, 2009, our notes payable have maturity dates that range from March 2010 to January 2016.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Notes Payable (Continued)

        In November 2009, we amended the Frisco Square I, LLC (Land) loan with the lender extending the maturity date to July 28, 2011. The amended loan requires monthly payments of principal and interest and bears interest at a floating rate of LIBOR + 4.5%. This loan is secured by real property and is unconditionally guaranteed by us.

        In February 2010, the Alexan Black Mountain loan was extended through December 29, 2012. The loan bears interest at a floating rate of our election of LIBOR + 3% or the Prime Rate + 2% and has an interest rate floor of 5.5%.

        Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios. We have unconditionally guaranteed payment of the notes payable related to Frisco Square, Chase Park Plaza Hotel, Chase—Private Residences, Northborough Tower, Bent Tree Green, and Crossroads Office Park.

        In December 2009, we received state tax investment credits of $10 million from the State of Missouri equal to 25% of qualified costs to rehabilitate "certified historic structures" related to Chase Park Plaza. As a qualified REIT, we generally are not subject to income tax at the corporate level. Accordingly, we sold the historic tax credits at a discount for cash proceeds of $8.7 million to US Bancorp Community Development Corp. We used the proceeds to pay down the balance of the note payable on Chase Park Plaza Hotel.

        In February 2008, we entered into a senior secured revolving credit facility providing for up to $75 million of secured borrowings. The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit. We have unconditionally guaranteed payment of the senior secured revolving credit facility. The availability of credit under the revolving credit facility is limited by the terms of the credit agreement. As of December 31, 2009, the maximum availability under the revolving credit facility was $71.2 million. The outstanding balance under the revolving credit facility was $62.6 million.

        The following table summarizes our contractual obligations for principal payments as of December 31, 2009:

Principal Payments Due:
2010	$195,483
2011	161,241
2012	8,520
2013	44,314
2014	361
Thereafter	18,883
Unamortized premium	985

$429,787

11. Derivative Instruments and Hedging Activities

        We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations. The hedging strategy of entering into interest rate caps and

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Derivative Instruments and Hedging Activities (Continued)

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

        Derivative instruments classified as assets were reported at their combined fair values of $0.2 million and $1.3 million in prepaid expenses and other assets at December 31, 2009 and December 31, 2008, respectively. Derivative instruments classified as liabilities were reported at their combined fair values of $3.1 million and $5.5 million in accrued and other liabilities at December31, 2009 and December 31, 2008, respectively. During the year ended December 31, 2009, we recorded an unrealized gain of $1.2 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at December 31, 2009. Unrealized losses on interest rate derivatives for the year ended December 31, 2009 reflect a reclassification of unrealized losses from accumulated other comprehensive loss to interest expense of $0.2 million.

        The following table summarizes the notional values of our derivative financial instruments as of December 31, 2009. The notional values provide an indication of the extent of our involvement in these instruments at December 31, 2009, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Maturity	Fair Value Asset / (Liability)
Cash Flow Hedges
Interest rate cap—Santa Clara Tech Center	$35,115	6.00%	June 15, 2010	$—
Interest rate cap—Santa Clara Tech Center	$17,000	6.00%	June 15, 2010	$—
Interest rate cap—Becket House	£12,700	5.75%	November 21, 2010	$—
Interest rate swap—Crossroads	$25,000	3.10%	November 1, 2010	$(611)
Net Investment Hedges
Foreign currency put—Becket House	£ 6,120	£1.30	November 23, 2011	$194
Foreign currency put—Central Europe Joint Venture	€17,000	€1.10	July 28, 2010	$10
Other
Interest rate swap—Chase Park Plaza Hotel	$80,594	3.82%	November 15, 2010	$(2,470)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Derivative Instruments and Hedging Activities (Continued)

        The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2009 and December 31, 2008.

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2009	Fair Value at December 31, 2008	Fair Value at December 31, 2009	Fair Value at December 31, 2008
Derivatives designated as hedging instruments:
Interest rate derivative contracts	Prepaid expenses and other assets	$—	$6	$—	$—
Interest rate derivative contracts	Accrued and other liabilities	—	—	(611)	(1,468)
Foreign exchange contracts	Prepaid expenses and other assets	204	1,267	—	—

Total derivatives designated as hedging instruments		$204	$1,273	$(611)	$(1,468)

Derivatives not designated as hedging instruments:
Interest rate derivative contract	Accrued and other liabilities	$—	$—	$(2,470)	$(4,050)

Total derivatives		$204	$1,273	$(3,081)	$(5,518)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Derivative Instruments and Hedging Activities (Continued)

        The tables below present the effect of our derivative financial instruments on the consolidated statements of operations for the periods ended December 31, 2009 and 2008.

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Year Ended December 31,		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2009	2008	2009	2008
Interest rate derivative contracts	$1,336	$(2,690)	$240	$176

(1)
Amounts related to interest rate derivative contracts are included in interest expense.

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
Derivatives in Net Investment Hedging Relationships	2009	2008	2009	2008	2009	2008
Foreign exchange contracts	$(1,049)	$(3,011)	$—	$—	$(266)	$—

(1)
We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

		Amount of Gain or (Loss) Recognized in Income on Derivative
		Year Ended December 31,
	Location of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2009	2008
Interest rate derivative contract	Interest expense	$1,615	$(2,383)

Credit risk and collateral

        Our credit exposure related to interest rate and foreign currency derivative instruments is represented by the fair value of contracts with a net liability fair value at the reporting date. These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty. Under our

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Derivative Instruments and Hedging Activities (Continued)

agreements with the counterparty related to our interest rate caps of Santa Clara Tech Center and Chase—The Private Residences, cash deposits may be required to be posted by the counterparty whenever their credit rating falls below certain levels. Based on our agreement with the counterparty related to our interest rate swap of Crossroads Office Park, we may be required to post cash collateral of up to $0.6 million if the lender's obligation to lend under our senior secured credit facility is terminated or the lender ceases to be a party to the senior secured credit facility and the value of the derivative is a liability on our consolidated balance sheet. At December 31, 2009, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments. See Notes 2 and 4 for further information on our derivative instruments.

12. Leasing Activity

        Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2009 for our consolidated properties are as follows:

Year Ended	Future Minimum Lease Payments
2010	$36,925
2011	35,097
2012	34,073
2013	20,558
2014	14,991
Thereafter	37,504

Total	$179,148

        As of December 31, 2009, one of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties. Kingsdell, L.P., our 5% unaffiliated partner in Chase Park Plaza and its hotel operator, leased the hotel and its operations and accounted for rental revenue of approximately $8.1 million, or approximately 13% of our aggregate rental revenues for the year ended December 31, 2009. Included in rental revenue for the years ended December 31, 2009, 2008, and 2007 were $0.3 million, $0.5 million, and less than $0.1 million in contingent rents.

        Hotel occupancy rates and ADR have declined sharply nationwide in 2009. As a result, the Chase Park Plaza lessee, Kingsdell, L.P., has been unable to pay the full amount of its lease payment. In February 2010, the lease with Kingsdell, L.P. was amended to include a revised rental schedule and forgiveness of certain amounts past due under the original lease.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity

        On November 23, 2004 (date of inception), we sold 1,000 shares of convertible stock and 21,739 shares of common stock to Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings") for $201,000 in cash. Pursuant to its terms, the convertible stock generally is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 10% cumulative, non-compounded, annual return on such capital. At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material. Conversion of the convertible stock may be limited by our board of directors if it determines that full conversion may jeopardize our qualification as a REIT. Our board of directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.

  Share Redemption Program

        In February 2006, our board of directors authorized a share redemption program for stockholders who held their shares for more than one year. Under the program, the board of directors reserved the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend or amend the share redemption program. On March 30, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on the basis of circumstances of death, disability or need for long-term care. However, the board determined to not accept and to suspend until further notice redemptions other than those submitted in respect of a stockholder's death, disability or need for long-term care. In addition, the board approved certain amendments to the program. Under the third amended and restated share redemption program, the per share redemption price will equal:

  •
  in the case of redemptions other than Exceptional Redemptions, 90% of (i) the most recently disclosed estimated value per share (the "Valuation") as determined in accordance with our valuation policy (the "Valuation Policy"), as such Valuation Policy is amended from time to time, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the Valuation was determined (the "Valuation Adjustment"); provided, however, that the purchase price per share shall not exceed: (1) prior to the first Valuation conducted by our board of directors, or a committee thereof (the "Initial Board Valuation"), under the Valuation Policy, 90% of (i) the Original Share Price (as defined herein) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date (the "Special Distributions"); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions; and

  •
  in the case of Exceptional Redemptions, (1) prior to the Initial Board Valuation, the Original Share Price less any Special Distributions; or (2) on or after the Initial Board Valuation, the most recently disclosed Valuation less any Valuation Adjustment, provided, however, that the purchase price per share shall not exceed the Original Share Price less any Special Distributions.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Continued)

        We redeemed 153,755 shares of common stock for $1.4 million during the year ended December 31, 2009, for an aggregate total of 832,159 shares of common stock redeemed since inception.

  Distributions

        We initiated the payment of monthly distributions in August 2006. In April 2007, and through March 2009, the declared distributions rate was a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share. Pursuant to our Third Amended and Restated Distribution Reinvestment Plan (the "DRP"), stockholders may elect to reinvest any cash distribution in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRP is recorded when the shares are actually issued.

        Prior to April 2, 2009, our Board declared daily distributions in advance of the period to which the distributions applied and the daily distributions were paid monthly in arrears. On April 2, 2009, our Board of Directors voted to declare distributions on a quarterly basis in arrears to generate significant cost savings to our stockholders. During 2008 and through March 31, 2009, distributions were declared at a daily rate of $0.0008219 per share of common stock, which is equivalent to an annual distribution of 3% assuming a $10 price per share. On July 14, 2009, our Board authorized a quarterly distribution in the amount of $0.075 per share of common stock, which is equivalent to an annual distribution of 3% assuming a $10 price per share, payable to the common stockholders of record at the close of business on June 30, 2009, the record date previously established by the Board on June 22, 2009. The distribution was paid on July 29, 2009. On October 26, 2009, our Board of Directors authorized a quarterly distribution in the amount of $0.075 per share of common stock, which is equivalent to an annual distribution of 3% assuming a $10 price per share, payable to the common stockholders of record at the close of business on September 30, 2009, the record date previously established by the Board on August 10, 2009. The distribution was paid on November 3, 2009. On January 8, 2010, our Board authorized a quarterly distribution in the amount of $0.075 per share of common stock, which is equivalent to an annual distribution of 3% assuming a $10 price per share, payable to the common stockholders of record at the close of business on December 31, 2009, the record date previously established by the Board on November 9, 2009. The distribution was paid on February 3, 2010.

        The following are the distributions declared for the quarter in the years ended December 31, 2009 and 2008:

2009	Cash	DRP	Total		Per Share
4th Quarter	$1,319	$2,868	$4,187	(1)	$0.075
3rd Quarter	1,263	2,901	4,164		0.075
2nd Quarter	1,192	2,948	4,140		0.075
1st Quarter	1,063	3,007	4,070		0.075

Total	$4,837	$11,724	$16,561		$0.300

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Continued)

2008	Cash	DRP	Total	Per Share
4th Quarter	$1,040	$3,102	$4,142	$0.076
3rd Quarter	999	3,130	4,129	0.076
2nd Quarter	978	3,098	4,076	0.074
1st Quarter	969	3,086	4,055	0.074

Total	$3,986	$12,416	$16,402	$0.300

(1)
The distribution declared for the fourth quarter 2009 was declared on January 8, 2010.

14. Stock-Based Compensation

        The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan ("Incentive Award Plan") was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors, and consultants of our affiliates. In November 2008, the board of directors approved an amendment to the grantees' stock option agreements for all awards granted prior to December 31, 2007, setting forth a revised vesting and expiration schedule. Accordingly, all options granted prior to December 31, 2007 that were previously outstanding and fully vested are subject to the revised vesting and expiration schedule as follows: 25% become exercisable in each of the calendar years 2010 and 2011 with the remaining 50% exercisable in the calendar year 2012. Any vested awards not exercised in the calendar year specified are forfeited and no longer exercisable. We did not recognize any incremental compensation cost resulting from these modifications.

        On June 22, 2009, we issued options to purchase 5,000 shares of our common stock at $8.17 per share to each of our three independent directors pursuant to the Incentive Award Plan. On July 24, 2008, we issued options to purchase 5,000 shares of our common stock at $9.50 per share to each of our three independent directors pursuant to the Incentive Award Plan. The options issued in both 2009 and 2008 become exercisable one year after the date of grant. As of December 31, 2009, options to purchase 69,583 shares of stock were outstanding, of which 15,000 are fully vested, at a weighted average exercise price per share of $8.99. The remaining contractual life of the outstanding options is 3.9 years. Compensation expense associated with our Incentive Award Plan was not material for the years ended December 31, 2009, 2008, or 2007.

15. Related Party Transactions

        Behringer Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with our offering of common stock to the public, and in connection with the acquisition, management, and sale of our assets. On November 16, 2007, we terminated the DRP and commenced a second distribution reinvestment plan offering (the "Secondary DRP"). We terminated our primary offering component of our initial public offering on December 28, 2007 and currently are offering shares of our common stock only to our existing stockholders through the Secondary DRP.

        Behringer Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan. Our advisor, or its affiliates, also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset or, with

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

respect to a loan, up to 0.5% of the funds advanced. Behringer Opportunity Advisors I or its predecessor-in-interest did not earn acquisition and advisory fees or acquisition expense reimbursements in the year ended December 31, 2009. For the year ended December 31, 2008, we incurred $4.5 million in acquisition and advisory fees and $0.9 million in acquisition expense reimbursements. For the year ended December 31, 2007, we incurred $12.8 million in acquisition and advisory fees and $2.6 million in acquisition expense reimbursements.

        We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us. We incurred $0.4 million, $2.4 million, and $0.8 million, in debt financing fees for the years ended December 31, 2009, 2008, and 2007, respectively.

        We pay HPT Management Services LP, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, "BH Property Management"), affiliates of our advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. We incurred and expensed property management fees or oversight fees totaling $2 million, $1.7 million, and $0.7 million in the years ended December 31, 2009, 2008, and 2007, respectively. For the year ended December 31, 2009, we incurred less than $0.1 million of construction management fees payable to BH Property Management. We did not incur any construction management fees to BH Property Management for the years ended December 31, 2008 or 2007.

        We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate. The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month. For the year ended December 31, 2009, we expensed $6.6 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate. For the year ended December 31, 2008, we expensed $4.7 million of asset management fees and capitalized $0.2 million of asset management fees to real estate. For the year ended December 31, 2007, we expensed $2.3 million of asset management fees and capitalized $0.3 million of asset management fees to real estate.

        We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2009 and

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

2008, we incurred and expensed costs for administrative services totaling $1.9 million and $1 million, respectively. No such costs were incurred and expensed for the year ended December 31, 2007.

        At December 31, 2009, we had a payable to our advisor and its affiliates of $1.8 million. This balance consists primarily of asset management fees and expenses and administrative service expenses payable to Behringer Opportunity Advisors I, management fees payable to BH Property Management, and other miscellaneous payables. This payable is offset by a receivable from our advisor and its affiliates of $0.1 million, which is included in receivables from related parties at December 31, 2009.

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

16. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below for the years ended December 31, 2009, 2008, and 2007.

	Year ended December 31,
	2009	2008	2007
Supplemental disclosure:
Interest paid, net of amounts capitalized	$13,685	$14,511	$2,848
Income taxes paid	$—	$76	$—
Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$111	$828	$237
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$1,082	$4,435	$7,261
Capital expenditures for real estate under development of consolidated borrowers in accounts payable and accrued liabilities	$—	$1,896	$7,897
Conversion of notes receivable to investments in unconsolidated joint ventures	$—	$—	$14,165
Amortization of deferred financing fees in properties under development	$271	$475	$44
Amortization of deferred financing fees in properties under development of consolidated borrowers	$—	$49	$115
Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$9,896	$12,372	$8,443
Assumed debt on acquisition of real estate investment	$—	$22,229	$56,157

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Results (Unaudited)

        Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008:

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$20,470	$24,538	$19,425	$24,058
Net income (loss)	$(7,653)	$(11,850)	$(24,240)	$(4,217)
Add: Net loss attributable to the noncontrolling interest	$2,321	$2,756	$3,791	$2,055
Net income (loss) attributable to Behringer Harvard Opportunity REIT I, Inc.	$(5,332)	$(9,094)	$(20,449)	$(2,162)
Basic and diluted weighted average shares outstanding	55,032	55,211	55,431	55,726
Basic and diluted income (loss) per share	$(0.10)	$(0.16)	$(0.37)	$(0.04)

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$14,174	$15,406	$21,552	$22,155
Net loss	$(3,627)	$(4,390)	$(7,819)	$(28,893)
Add: Net loss attributable to the noncontrolling interest	$1,450	$1,466	$2,334	$4,778
Net loss attributable to Behringer Harvard Opportunity REIT I, Inc.	$(2,177)	$(2,924)	$(5,485)	$(24,115)
Basic and diluted weighted average shares outstanding	54,213	54,474	54,611	54,805
Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.10)	$(0.44)

18. Subsequent Event

        On March 4, 2010, Shannon B. Skokos and Theodore C. Skokos (the "Skokoses"), owners of a $19.5 million limited partner interest in and lenders to the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas ("Royal Island"), filed a third amended petition in the 68th Judicial District Court of Dallas County, Texas which added Behringer Harvard Opportunity REIT I, Inc. as a defendant in a lawsuit they originally filed on December 19, 2008. Behringer Harvard Opportunity REIT I, Inc. is also a limited partner in and a lender to Royal Island. Other defendants in the lawsuit are Royal Island Partners, LP, Cypress Equities, LLC, Christopher C. Maguire, Behringer Harvard Royal Island, LLC, Behringer Harvard Holdings, LLC, Behringer Harvard RI Lender, LLC, Royal Island Bahamas, Ltd., Cypress Royal Island GP, LP, Cypress Royal Island GP, LLC, Royal Island Golf Club, Bahamas Ltd., and RIBL US Borrower, LLC. The lawsuit asserts fraud in the inducement, fraud in a real estate transaction, negligent misrepresentation, unjust enrichment, violations of the Texas Securities Act, breach of a credit agreement related to the lending arrangements at Royal Island and violation of fiduciary duties arising out of the credit agreement and the related agreement among lenders and agent.

        Among other relief, the Skokoses are seeking damages and in the alternative to their damages claim, the Skokoses seek to rescind the partnership agreements they executed. We do not believe the claims against us have merit, and the Behringer Harvard entities intend to vigorously defend this action; however, the costs of defending this lawsuit may be significant in relation to our income and could adversely affect our operating results.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT I, Inc.
Addison, Texas

        We have audited the consolidated financial statements of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 19, 2009 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle in 2009); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. The consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 19, 2010

Behringer Harvard Opportunity REIT I, Inc.

Valuation and Qualifying Accounts and Reserves

Schedule II

December 31, 2007, 2008, and 2009

(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	$—	$127	$—	$—	$127
Year ended December 31, 2008
Allowance for doubtful accounts	$127	$200	$—	$121	$206
Year ended December 31, 2009
Allowance for doubtful accounts	$206	$10,101	$696	$10,713	$290

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2009

(amounts in thousands)

				Initial cost
Property Name	Location	Encumbrances		Land and improvements	Building and improvements	Cost capitalized subsequent to acquisition	Gross amount carried at close of period	Accumulated depreciation	Year of construction	Date acquired	Depreciable life
Whitewater Property	Minnetonka, MN	$—		$976	$7,195	$115	8,286	$1,206	1997	3/1/2006	(2)
Ferncroft Corporate Center	Middleton, MA	18,000		5,185	19,665	1,345	26,195	2,997	1990	7/13/2006	(2)
Tanglewood at Voss	Houston, TX	39,539	(1)	—	—	49,436	49,436	1,895	—	9/22/2006	(2)
Alexan Black Mountain	Henderson, NV	29,000	(1)	—	—	37,760	37,760	2,510	—	9/29/2006	(2)
Chase Park Plaza	St. Louis, MO	100,791		3,612	50,143	39,784	93,539	5,610	1922 - 1931	12/8/2006	(3)
Bent Tree Green	Dallas, TX	6,700		1,454	9,711	3,551	14,716	1,631	1983	12/13/2006	(2)
Las Colinas Commons	Irving, TX	—		2,785	9,718	2,981	15,484	1,662	1979 - 2001	12/20/2006	(2)
Santa Clara Tech Center	Santa Clara, CA	52,479		25,777	51,542	965	78,284	5,509	1984	5/2/2007	(2)
5000 S. Bowen Road	Arlington, TX	—		2,800	17,421	—	20,221	1,800	1983	5/10/2007	(2)
The Lodge & Spa at Cordillera	Edwards, CO	—		9,398	7,468	(8,037)	8,829	615	1988	6/6/2007	(3)
Rio Salado Business Center	Phoenix, AZ	—		7,642	—	11,873	19,515	—	—	6/29/2007	(4)
Frisco Square	Frisco, TX	55,540		40,098	27,907	12,162	80,167	3,949	2002 - 2003	8/3/2007	(2)
Northpoint Central	Houston, TX	—		750	19,849	3,058	23,657	2,158	1982	9/13/2007	(2)
Regency Center	Houston, TX	—		3,600	15,399	1,194	20,193	1,518	1982	9/13/2007	(2)
2603 Augusta	Houston, TX	—		2,000	30,785	2,082	34,867	3,062	1984	9/13/2007	(2)
Northborough Tower	Houston, TX	21,480		1,400	31,401	904	33,705	2,322	1983	2/26/2008	(2)
Crossroads Office Park	San Diego, CA	25,023		10,830	23,401	524	34,755	1,424	1979	6/26/2008	(2)

Totals		$348,552		$118,307	$321,605	$159,697	$599,609	$39,868

(1)
The mortgages payable of our mezzanine borrowers that weconsolidate are obligations of our mezzanine borrowers and are not payable by us.

(2)
Buildings are 25 years

(3)
Hotel is 39 years

(4)
Property under development

        A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
Real Estate:
Balance at beginning of period	$586,833	$477,114	$173,338
Acquisitions	—	139,885	379,323
Improvements	10,165	—	—
Reclassification of real estate under development to condominium inventory	3,569	(19,176)	(75,547)
Impairment loss on hotel development	(958)	(10,990)	—

Balance at end of the period	$599,609	$586,833	$477,114

Accumulated depreciation:
Balance at beginning of period	$21,678	$6,719	$567
Depreciation expense	18,190	14,959	6,152
Disposals	—	—	—

Balance at end of the period	$39,868	$21,678	$6,719

Behringer Harvard Opportunity REIT I, Inc.

Mortgage Loans on Real Estate

Schedule IV

December 31, 2009

Description	Interest Rate	Maturity Date		Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Bridge loan financing for the continuing development and construction of Royal Island	Libor + 8%	12/20/08	(1)	Interest only until maturity	n/a	$40,614	$40,614	$40,614

						$40,614	$40,614	$40,614

(1)
This loan is currently in default

Reconciliation of the Carrying Amount of Mortgages:
Balance at beginning of 2007	$—
Additions during period:
New mortgage loans	7,841

Balance at close of 2007	7,841

Additions during period:
New mortgage loans	26,758

Balance at close of 2008	34,599

Additions during period:
New mortgage loans	6,015

Balance at close of 2009	$40,614

*****

EXHIBIT INDEX

Exhibit Number		Description
3.1		Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008.

3.2		Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010.

4.1		Third Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Form 10-Q filed on November 13, 2009)

21.1	*	List of Subsidiaries

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Rule 13a-14(a)/15d-14(a) Certification

31.2	*	Rule 13a-14(a)/15d-14(a) Certification

32.1	*(1)	Section 1350 Certifications

99.1		Third Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

99.2		Amended and Restated Policy for Estimation of Common Stock Value (previously filed and incorporated by reference to Form 8-K filed June 22, 2009)

*
filed herewith

(1)
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.