Form 10-Q
period 2010-03-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2010-05-14
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the Registrant had 56,140,116 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2010

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2010 (1)	2009 (1)
Assets
Real estate
Land and improvements, net	$105,026	$130,254
Buildings and improvements, net	340,106	408,786
Real estate under development	21,281	20,701
Total real estate	466,413	559,741

Condominium inventory	67,110	86,485
Cash and cash equivalents	9,867	9,511
Restricted cash	9,528	8,585
Accounts receivable, net	9,997	8,169
Prepaid expenses and other assets	2,209	2,138
Leasehold interests, net	15,491	16,406
Investments in unconsolidated joint ventures	61,301	63,552
Furniture, fixtures and equipment, net	8,885	11,836
Deferred financing fees, net	3,050	3,827
Notes receivable, net	64,441	42,557
Lease intangibles, net	20,187	21,228
Other intangibles, net	8,179	8,348
Receivables from related parties	2,252	1,548
Total assets	$748,910	$843,931

(1) As a result of the adoption of Accounting Standards Codification (“ASC”) Topic 810, (“ASC 810”) the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the VIEs and non-recourse liabilities of consolidated VIEs.

As of December 31, 2009, total assets include $91.4 million related to Alexan Black Mountain and Tanglewood at Voss (“Consolidated VIEs”) of which $25.2 million is included in land and improvements, net; $62 million in buildings and improvements, net; $1 million in cash and cash equivalents; $0.5 million in restricted cash; less than $0.1 million in accounts receivable, net; $2.4 million in furniture, fixtures and equipment, net; and $0.3 million in deferred financing fees, net.

As of January 1, 2010, we deconsolidated the assets and liabilities associated with Alexan Black Mountain and Tanglewood at Voss (see Note 8 to the Consolidated Financial Statements).

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets - Continued

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2010(1)	2009(1)
Liabilities and Equity
Notes payable	$352,161	$429,787
Accounts payable	1,952	1,885
Payables to related parties	1,477	1,790
Acquired below-market leases, net	11,961	12,726
Accrued and other liabilities	16,933	23,322
Total liabilities	384,484	469,510

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,182,638 55,825,078 shares issued and outstanding at March 31, 2010, and December 31, 2009, respectively	6	6
Additional paid-in capital	500,520	497,648
Accumulated distributions and net loss	(136,471)	(115,496)
Accumulated other comprehensive loss	(4,455)	(3,412)
Total Behringer Harvard Opportunity REIT I, Inc. equity	359,600	378,746
Noncontrolling interest	4,826	(4,325)
Total equity	364,426	374,421
Total liabilities and equity	$748,910	$843,931

(1) As a result of the adoption of Accounting Standards Codification (“ASC”) Topic 810, (“ASC 810”) the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the VIEs and non-recourse liabilities of consolidated VIEs.

As of December 31, 2009, total liabilities include $102 million related to Consolidated VIEs of which $68.5 million is included in notes payable; less than $0.1 million in accounts payable; $32.2 million in payables to related parties; and $1.3 million in accrued and other liabilities.

As of January 1, 2010, we deconsolidated the assets and liabilities associated with Alexan Black Mountain and Tanglewood at Voss (see Note 8 to the Consolidated Financial Statements).

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2010	2009

Revenues
Rental revenue	$12,331	$15,826
Hotel revenue	1,234	824
Condominium sales	23,357	3,820
Interest income from notes receivable	5,958	—

Total revenues	42,880	20,470

Expenses
Property operating expenses	5,886	6,505
Cost of condominium sales	23,520	3,842
Interest expense	3,678	4,134
Real estate taxes	1,825	2,310
Impairment charge	4,230	—
Provision for loan losses	7,136	—
Property management fees	559	600
Asset management fees	1,462	1,338
General and administrative	1,261	1,316
Advertising costs	42	182
Depreciation and amortization	5,748	7,763

Total expenses	55,347	27,990

Interest income	29	43
Other income, net	41	—

Loss before income taxes and equity in losses of unconsolidated joint ventures	(12,397)	(7,477)

Provision for income taxes	182	(51)
Equity in losses of unconsolidated joint ventures	(943)	(125)
Net loss	(13,158)	(7,653)
Add: Net loss attributable to the noncontrolling interest	364	2,321

Net loss attributable to Behringer Harvard Opportunity REIT I, Inc.	$(12,794)	$(5,332)

Weighted average shares outstanding: Basic and diluted	56,051	55,032

Loss per share attributable to Behringer Harvard Opportunity REIT I, Inc. Basic and diluted	$(0.23)	$(0.10)

Comprehensive loss:
Net loss	$(13,158)	$(7,653)
Other comprehensive loss:
Foreign currency translation loss	(1,386)	(1,786)
Unrealized gain (loss) on interest rate derivatives	330	(74)
Reclassifications due to hedging activities	45	199
Total other comprehensive loss	(1,011)	(1,661)
Comprehensive loss	(14,169)	(9,314)
Comprehensive income (loss) attributable to the noncontrolling interest	332	(2,336)
Comprehensive loss attributable to Behringer Harvard Opportunity REIT I, Inc.	$(13,837)	$(11,650)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

	Convertible Stock		Common Stock		Additional	Accumulated Distributions	Accumulated Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity
Balance at January 1, 2009	1,000	$—	54,836,985	$5	$489,139	$(66,085)	$(5,194)	$5,502	$423,367

Issuance of common stock, net									—

Redemption of common stock			(40,693)		(406)				(406)

Distributions declared on common stock						(4,070)			(4,070)

Contributions from non-controlling interest								97	97

Shares issued pursuant to Distribution Reinvestment Plan, net			317,454	1	3,016				3,017

Comprehensive loss:
Net loss						(5,332)		(2,321)	(7,653)

Other comprehensive income:
Foreign currency translation gain (loss)							(1,785)	(1)	(1,786)
Unrealized losses on interest rate derivatives							(61)	(13)	(74)
Reclassifications due to hedging activities							199		199
Total comprehensive loss								(2,336)	(9,314)
Balance at March 31, 2009	1,000	$—	55,113,746	$6	$491,749	$(75,487)	$(6,841)	$3,264	$412,691

Balance at January 1, 2010	1,000	$—	55,825,078	$6	$497,648	$(115,496)	$(3,412)	$(4,325)	$374,421

Cumulative effect of adoption of accounting standard						(3,994)		9,413	5,419

Distributions declared on common stock						(4,187)			(4,187)

Contributions from non-controlling interest								70	70

Shares issued pursuant to Distribution Reinvestment Plan, net			357,560		2,872				2,872

Comprehensive loss:
Net loss						(12,794)		(364)	(13,158)

Other comprehensive income:
Foreign currency translation gain (loss)							(1,406)	20	(1,386)
Unrealized gain on interest rate derivatives							318	12	330
Reclassifications due to hedging activities							45		45
Total comprehensive loss								(332)	(14,169)
Balance at March 31, 2010	1,000	$—	56,182,638	$6	$500,520	$(136,471)	$(4,455)	$4,826	$364,426

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(13,158)	$(7,653)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	5,061	6,608
Amortization of deferred financing fees	725	780
Impairment charge	4,230	—
Provision for loan losses	7,136	—
Bad debt expense	382	—
Equity in losses of unconsolidated joint ventures	943	125
Loss on derivatives	(98)	20
Change in accounts receivable	(2,216)	(1,570)
Change in condominium inventory	20,373	1,677
Change in prepaid expenses and other assets	1,398	39
Change in accounts payable	102	(1,051)
Change in accrued and other liabilities	(4,176)	(556)
Change in payables to related parties	(1,017)	(141)
Addition of lease intangibles	(187)	(352)
Cash provided by (used in) operating activities	19,498	(2,074)

Cash flows from investing activities:
Investment in unconsolidated joint ventures	(173)	(823)
Capital expenditures for real estate under development	(2,516)	(6,982)
Capital expenditures for real estate under development of consolidated borrowers	—	(583)
Additions of property and equipment	(1,333)	(1,939)
Change in restricted cash	(1,473)	(677)
Investment in notes receivable	(2,015)	(1,006)
Cash used in investing activities	(7,510)	(12,010)

Cash flows from financing activities:
Financing costs	—	(183)
Proceeds from notes payable	4,448	5,893
Proceeds from mortgages of consolidated borrowers	—	1,551
Net borrowings on senior secured revolving credit facility	6,800	8,700
Payments on notes payable	(19,298)	(3,713)
Redemptions of common stock	—	(406)
Distributions	(1,316)	(1,047)
Contributions from noncontrolling interest holders	70	128
Distributions to noncontrolling interest holders	—	(30)
Cash provided by (used in) financing activities	(9,296)	10,893

Effect of exchange rate changes on cash and cash equivalents	(1,325)	(1,817)
Net change in cash and cash equivalents	1,367	(5,008)
Cash and cash equivalents at beginning of the period	9,511	25,260
Decrease in cash from deconsolidation due to adoption of accounting standard	(1,011)	—
Cash and cash equivalents at end of the period	$9,867	$20,252

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

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we have focused on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties.  We have also originated two mezzanine loans related to two multifamily properties.  We completed our first property acquisition in March 2006, and, as of March 31, 2010, we wholly owned 11 properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multifamily properties.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

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

2.         Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 19, 2010.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet as of March 31, 2010 and consolidated statements of equity, consolidated statements of operations and comprehensive loss, and cash flows for the three months ended March 31, 2010 and 2009 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of March 31, 2010 and our consolidated results of operations and cash flows for the three months ended March 31, 2010 and 2009.  Such adjustments are of a normal recurring nature.

3.         Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization, allowance for doubtful accounts, and allowance for loan losses.  Actual results could differ from those estimates.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of March 31, 2010, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately 11 years.

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

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of March 31, 2010 is as follows:

		Lease / Other Intangibles
April 1, 2010 - December 31,	2010	$1,137
	2011	1,292
	2012	1,010
	2013	842
	2014	894

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of March 31, 2010	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$379,167	$105,437	$33,922	$(21,142)	$16,074	$10,439
Less: depreciation and amortization	(39,061)	(411)	(13,735)	9,181	(583)	(2,260)

Net	$340,106	$105,026	$20,187	$(11,961)	$15,491	$8,179

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of December 31, 2009	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$448,121	$130,786	$34,151	$(21,392)	$16,981	$10,439
Less: depreciation and amortization	(39,335)	(532)	(12,923)	8,666	(575)	(2,091)

Net	$408,786	$130,254	$21,228	$(12,726)	$16,406	$8,348

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value.  In addition to land acquisition costs, land development costs, and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At March 31, 2010, condominium inventory consisted of $29.4 million of finished units and $37.7 million of work in progress.  As of December 31, 2009, condominium inventory consisted of $31.5 million of finished units and $55 million of work in progress.

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management’s plans for the property.  There were no impairment charges related to our condominium inventory for the three months ended March 31, 2010 or 2009.  However, we may experience impairment of our condominium inventory in the future.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $6.9 million and $5.6 million as of March 31, 2010 and December 31, 2009, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $3.7 million and $2.9 million as of March 31, 2010 and December 31, 2009, respectively.  The allowance for doubtful accounts was $0.6 million and $0.3 million as of March 31, 2010 and December 31, 2009, respectively.

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

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $6.2 million and $6.1 million as of March 31, 2010 and December 31, 2009, respectively.

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

At Ferncroft Corporate Center (“Ferncroft”), our wholly owned eight-story office building located in Middleton, Massachusetts, our two largest tenants renewed their leases for additional terms but for a combined 60,000 square feet less than they previously occupied.  As a result of this significant drop in occupancy we are currently operating under a cash management arrangement in accordance

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

with Ferncroft’s $18 million CMBS mortgage loan agreement.  Accordingly, tenant rental payments are deposited in a restricted lockbox account.  As such, we do not have direct access to these rental payments, and the disbursement of cash from the restricted lockbox account to us is at the discretion of the loan’s servicer.  Furthermore, we have been unable to disburse cash from the restricted lockbox account to us in order to pay Ferncroft’s operating expenses.  Not paying the operating expenses as they become due constitutes an event of default under the loan agreement.  The Ferncroft loan is non-recourse to us.  We are in negotiations with the servicer and there are several potential outcomes including a loan modification for us to retain ownership in return for additional capital commitments, a sale of the property to a third-party, or a deed-in-lieu of foreclosure.  However, there is no certainty to which outcome from the negotiations will prevail.  We remain the title holder on Ferncroft as of March 31, 2010, and as of the date of this report.

In accordance with GAAP, we have evaluated Ferncroft for impairment, and accordingly, have recognized a $4.2 million impairment charge related to Ferncroft for the three months ended March 31, 2010.

We also evaluate our investments in unconsolidated joint ventures at each reporting date and if we believe there is an other than temporary decline in market value, we will record an impairment charge based on these evaluations.  We assess potential impairment by comparing our portion of estimated future undiscounted operating cash flows expected to be generated by the joint venture over the life of the joint venture’s assets to the carrying amount of the joint venture.  In the event that the carrying amount exceeds our portion of estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the joint venture to its estimated fair value.

We also evaluate our investments in notes receivable as of each reporting date.  If we believe that it is probable we will not collect all principal and interest in accordance with the terms of the loans, we consider the loan impaired.  When evaluating loans for potential impairment, we compare the carrying amount of the loans to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans.  For impaired loans, a provision is made for loan losses to adjust the reserve for loan losses.  The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date.  The reserve is adjusted through the provision for loan losses account on our consolidated statement of operations.

As part of our adoption of Accounting Standards Codification Topic 810 (“ASC Topic 810”) (See Note 8), effective January 1, 2010, we deconsolidated the assets and liabilities of two VIEs, Tanglewood at Voss and Alexan Black Mountain, and recognized on our consolidated balance sheet the mezzanine loans we made in 2006 associated with Tanglewood at Voss and Alexan Black Mountain.  As is required by GAAP, we evaluated these notes receivable for collectability.  Based on our analyses, we recorded a reserve for loan losses totaling $11.1 million related to the mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our consolidated statement of operations and comprehensive loss for the three months ended March 31, 2010, and the remaining $4 million as an cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our consolidated statement of equity at March 31, 2010.  There was no such provision or reserve recorded for the three months ended March 31, 2009.

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

Other than the impairment charge discussed above, we believe the carrying value of our operating real estate assets, properties under development, investments in unconsolidated joint ventures, and notes receivable is currently recoverable.  However, if market conditions worsen beyond our current expectations, or if our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease or our expected hold periods decrease, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $7.9 million and $7.4 million as of March 31, 2010 and December 31, 2009, respectively.

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

As of March 31, 2010, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.  See Notes 5 and 13 for further information regarding our derivative financial instruments.

Asset Retirement Obligations

We record the fair value of any conditional asset retirement obligations in accordance with GAAP.  As part of the anticipated renovation and redevelopment of an acquired property, we will incur future costs for the abatement of regulated materials, primarily asbestos-containing materials, as required under environmental regulations.  Our estimate of the fair value of the liability is based on future anticipated costs to be incurred for the legal removal or remediation of the regulated materials.  There was no asset retirement obligation as of March 31, 2010 or December 31, 2009.

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

The British pound is the functional currency for our Becket House investment operating in London, England and the Euro is the functional currency for the operations of our Central Europe Joint Venture.  We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statement of equity.  The foreign currency translation adjustment was a loss of $1.4 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $1.3 million and $0.5 million was recognized in rental revenues for the three months ended March 31, 2010 and 2009, respectively.  Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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

We recognize interest income from notes receivable on an accrual basis over the life of the loan using the interest method.  Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the life of the loan as an adjustment to interest income.  We will stop accruing interest on loans when there is concern as to the ultimate collection of principal or interest of the loan.  In the event that we stop accruing interest on a loan, we will generally not recognize subsequent interest income until cash is received or we make the decision to restart interest accrual on the loan.

Advertising Costs

Marketing costs, including the costs of model units and their furnishings, incurred in connection with the sale of condominiums are deferred and recorded as costs of sales when revenue is recognized.  Certain prepaid costs are capitalized and expensed over the stated terms of the contract.  All other advertising costs are expensed as incurred.  We expensed advertising costs of less than $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

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

On May 18, 2006, the State of Texas enacted a law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  For the three months ended March 31, 2010 and 2009, we recognized a current and deferred tax provision related to the Texas margin tax of approximately $0.2 million and $0.1 million, respectively.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows.  For the three months ended March 31, 2010 and 2009, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At March 31, 2010 and December 31, 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments including the 1%, 5%, 7%, 10%, and 20% unaffiliated partners’ share of the equity in Rio Salado Business Center, Chase Park Plaza, The Lodge & Spa at Cordillera, Frisco Square, and Becket House, respectively.  Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

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

As a result of adopting this amendment, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses.  See Note 8 for more information on the deconsolidation of Tanglewood at Voss and Alexan Black Mountain.

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the three months ended March 31, 2010 and 2009.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  As of March 31, 2010 and 2009, we had options to purchase 69,583 and 54,583 shares of common stock outstanding at a weighted average exercise price of $8.99 and $9.21, respectively.  These options are excluded from the calculation of earnings per share for the three months ended March 31, 2010 and 2009 because the effect would be anti-dilutive.

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

4.         New Accounting Pronouncements

There have been no developments to new accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2009 Annual Report on Form 10-K.

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

Recurring Fair Value Measurements

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s performance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2010 and 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and 2009:

March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$238	$—	$238

Liabilities
Derivative financial instruments	$—	$2,367	$—	$2,367

March 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$997	$—	$997

Liabilities
Derivative financial instruments	$—	$5,248	$—	$5,248

Derivative financial instruments classified as assets are included in other assets on the balance sheet while derivative financial instruments classified as liabilities are included in other liabilities.  See Notes 3 and 13 for further information regarding our use of hedging instruments.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Nonrecurring Fair Value Measurements:

Impairments

In the first quarter of 2010, we recorded a provision to the reserve for loan losses of $7.1 million related to our Alexan Black Mountain note receivable to reflect our current estimate of potential loan loss.  We also recorded an impairment charge of $4.2 million related to our Ferncroft property.  There were no such provisions or impairment charges recorded for the first quarter of 2009.  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.  This fair value estimate is considered Level 3 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during March 31, 2010:

					Gain
March 31, 2010	Level 1	Level 2	Level 3	Total Fair Value	(Loss)
Asset
Note receivable, net	$—	$—	$2,540	$2,540	$(7,136)
Buildings and improvements, net	—	—	13,487	13,487	(4,230)
Total	$—	$—	$16,027	$16,027	$(11,366)

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

As of March 31, 2010 and December 31, 2009, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $352.2 million and $429.8 million as of March 31, 2010 and December 31, 2009, respectively, have a fair value of approximately $358.2 million and $435.3 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps along with our foreign currency exchange forward contract are recorded at their respective fair values in prepaid expenses and other assets for those derivative instruments that have an asset balance and in other liabilities for those derivative instruments that are liabilities (see Note 5).

The fair value estimates presented herein are based on information available to our management as of March 31, 2010 and December 31, 2009.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

7.             Real Estate Investments

As of March 31, 2010, we wholly owned 11 properties and consolidated five properties through investments in joint ventures.  We are the mezzanine lender for two multifamily properties which, prior to January 1, 2010, we consolidated as the primary beneficiary of the VIEs (see Note 8).  In addition, we have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of March 31, 2010 and December 31, 2009:

		Carrying Value of Investment
Property Name	Ownership Interest	March 31, 2010	December 31, 2009
Royal Island	30.38%	$22,901	$22,594
GrandMarc at Westberry Place	50.00%	7,225	7,348
GrandMarc at the Corner	50.00%	6,463	6,559
Central Europe Joint Venture	47.27%	24,712	27,051
Total		$61,301	$63,552

Our investments in unconsolidated joint ventures as of March 31, 2010 and December 31, 2009 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows:

	March 31, 2010	December 31, 2009
Real estate assets, net	$376,334	$382,061
Cash and cash equivalents	5,544	15,628
Other assets	3,200	3,528
Total assets	$385,078	$401,217

Notes payable	$234,840	$246,176
Other liabilities	19,862	19,846
Total liabilities	254,702	266,022

Equity	130,376	135,195
Total liabilities and equity	$385,078	$401,217

For the three months ended March 31, 2010 and 2009, we recognized $0.9 million and $0.1 million, respectively, of equity in losses.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three months ended March 31, 2010 and 2009 as follows:

	Three Months Ended March 31,
	2010	2009
Revenue	$6,558	$5,600

Operating expenses:
Operating expenses	1,470	1,346
Property taxes	206	206
Total operating expenses	1,676	1,552

Operating income	4,882	4,048

Non-operating expenses:
Depreciation and amortization	2,400	2,419
Interest and other, net	4,285	1,911
Total non-operating expenses	6,685	4,330

Net loss	$(1,803)	$(282)

Company’s share of net loss	$(943)	$(125)

8.         Variable Interest Entities

GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

significantly impact the VIEs economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Our variable interest in VIEs may be in the form of (1) equity ownership and/or (2) loans provided by us to a VIE, or other partner.  We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE.  Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s), and contracts to purchase assets from VIEs.

Tanglewood at Voss and Alexan Black Mountain

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own multifamily communities under development, Tanglewood at Voss in Houston, Texas and Alexan Black Mountain in Henderson, Nevada properties.  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million.  Our mezzanine loans are subordinate to the construction loans.  In addition, we have entered into option agreements allowing us to purchase the ownership interests in Tanglewood at Voss and Alexan Black Mountain after each project’s substantial completion and upon notification of completion from the developer.  As of March 31, 2010, the option agreement allowing us to purchase Alexan Black Mountain has expired.

In February 2009, we received the notice of completion on Tanglewood at Voss.  Accordingly, pursuant to the option agreement, we had ninety days from the delivery of the notice of completion to exercise our option to purchase the completed property.  We have waived our rights to purchase the property.  Therefore, the general partner and mezzanine borrower at its sole discretion may elect to exercise its put option requiring us to purchase the property within 120 days upon the delivery of a written notice.  In January 2010, we agreed to an extension of the put option agreement that extends the date through which the general partner and mezzanine borrower may elect to exercise the put option through July 22, 2010.  As of March 31, 2010, the general partner and mezzanine borrower have not elected to provide us with the put notice.

Based on our evaluation, we have determined that these entities meet the criteria of VIEs under GAAP and prior to January 1, 2010, we were the primary beneficiary of these variable interest entities.  Therefore, prior to January 1, 2010, we consolidated the entities, including the related real estate assets and third-party construction financing.  As of December 31, 2009, there was $87.2 million of related real estate assets related to Tanglewood at Voss and Alexan Black Mountain, which collateralizes the outstanding principal balance of the construction loans.  The third-party construction lenders have no recourse to the general credit of us, but their loans are guaranteed by the owners of the variable interest entities.  As of December 31, 2009, the outstanding principal balance under our mezzanine loans was $22.7 million, which was eliminated, along with accrued interest and loan origination fees, upon consolidation.

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

As a result of this new accounting guidance, on January 1, 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses, resulting in neither a net gain or loss as we had no equity interest in these investments.  While these entities are VIEs, we have determined that the power to direct the activities that most significantly impact the VIE’s economic performance generally resides with the general partner and mezzanine borrowers.  Accordingly, we recognized a cumulative effect adjustment of $9.4 million to the opening balance of noncontrolling interest in our consolidated statement of equity at March 31, 2010.  Further, we recognized in consolidation our mezzanine loans related to Tanglewood at Voss and Alexan Black Mountain which resulted in the addition of $20.3 million of net notes receivable to our consolidated balance sheet at March 31, 2010 (see Note 9).  Following the deconsolidation of Tanglewood at Voss and Alexan Black Mountain, our continuing involvement with these entities is limited to our mezzanine loans.  The deconsolidation did not result in either Tanglewood at Voss or Alexan Black Mountain becoming one of our related parties.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Royal Island

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas (“Royal Island”).  In December 2007, we participated in a bridge loan financing arrangement and committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property.  In June 2009, we purchased the interest in the first of two superior tranches (“A-1”) for $3.1 million.  In March 2010, we purchased the interest in two notes in the second tranche (“A-2”) for $2.2 million.  The total amount outstanding to us at March 31, 2010, including accrued interest and fees, was $43.6 million (See Note 9).  Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity but that we are not the primary beneficiary because we do not have the power to direct the activities of Royal Island that most significantly affect the entity’s economic performance.  The power to direct these activities resides with the general partner.  Accordingly, we do not consolidate the Royal Island entity and instead account for our equity investment under the equity method of accounting.  At March 31, 2010, there was approximately $150.8 million of real estate assets under development related to Royal Island.

At March 31, 2010 and December 31, 2009, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows:

As of March 31, 2010	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
Tanglewood at Voss (1)	$—	$17,789
Alexan Black Mountain (1)	—	2,540
Royal Island (2)	22,901	66,524
	$22,901	$86,853

As of December 31, 2009	Investment in Unconsolidated VIE	Our Maximum Exposure to Loss
Royal Island (2)	$22,594	$64,661

(1)  We have no equity investment in either Tanglewood at Voss or Alexan Black Mountain.  Our maximum exposure to loss is limited to the net outstanding balance of the notes receivable for Tanglewood at Voss and Alexan Black Mountain. Prior to January 1, 2010, we consolidated Tanglewood at Voss and Alexan Black Mountain.

(2) Our maximum exposure to loss for Royal Island consists of the investment in the unconsolidated VIE plus the net outstanding balance of the notes receivable for Royal Island.

9.         Notes Receivable

Chase Park Plaza Working Capital Loan

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.  At March 31, 2010, the note receivable balance was $1.9 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Tanglewood at Voss and Alexan Black Mountain Mezzanine Loans

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own Tanglewood at Voss and Alexan Black Mountain.  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount of $68.6 million at March 31, 2010.  Our mezzanine loans are subordinate to the construction loans.

As part of our adoption of Accounting Standards Codification Topic 810 (“ASC Topic 810”) (See Note 8), effective January 1, 2010, we deconsolidated the assets and liabilities of the two VIEs, Tanglewood at Voss and Alexan Black Mountain, and recognized on our consolidated balance sheet the mezzanine loans we made in 2006 associated with Tanglewood at Voss and Alexan Black Mountain.  As is required by GAAP, we evaluated these notes receivable for collectability.  Based on our analyses, we recorded a reserve for loan losses totaling $11.1 million related to the mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our consolidated statement of operations and comprehensive loss for the three months ended March 31, 2010, and the remaining $4 million as an cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our consolidated statement of equity at March 31, 2010.  There was no such provision or reserve recorded for the three months ended March 31, 2009.

At March 31, 2010, the carrying amount of the Tanglewood at Voss mezzanine loan was $17.8 million, which includes $4.8 of interest and fees.  The carrying amount of the Alexan Black Mountain mezzanine loan was $2.5 million, net of $11.1 million allowance for loan losses.

Royal Island Bridge Loan

In December 2007, we participated in a bridge loan financing arrangement for the continuing development and construction of Royal Island.  The aggregate principal amount available under the bridge loan was $60 million consisting of three tranches.  Under the bridge loan we agreed to lend a tranche of up to $40 million, which is subordinate to the other two tranches.  The bridge loan accrued interest at the one-month LIBOR rate plus 8% per annum with accrued interest and principal payable at the maturity date, December 20, 2008, and is secured by the Royal Island property.  In June 2009, we purchased the interest in the first of the two superior tranches, the A-1, for $3.1 million.  In March 2010, we purchased the interest in two notes in the A-2 tranche for $2.2 million.

Under the terms of the loan documents, the bridge loan could be extended once for a period of six months upon the satisfaction of certain conditions upon notice given by the borrower by November 20, 2008 and a payment of an extension fee.  At the maturity date, not all of the conditions were satisfied and, as a result, the bridge loan went into default and became a non-earning loan.  The balance owed to us at the time of default was $37.7 million including accrued interest and fees.  Discussions between the bridge loan lenders and the borrower to complete a satisfactory workout plan have begun; however, there are no assurances that a workout plan will be completed or that the loan will be reinstated by the borrower.  Accordingly, we may seek other actions under the loan documents to protect our investment including foreclosure, exercise of power of sale, or conveyance in satisfaction of debt.  In accordance with GAAP, from the time the loan went into default until the time that a foreclosure occurs, a satisfactory workout is completed, or the loan is reinstated by the borrower, we do not recognize interest income on the loan.

In January 2010, we collected $5.5 million in unpaid interest and fees from the borrower.  At March 31, 2010, the loan balance owed to us was $43.6 million, which includes $1.5 million of accrued interest and fees included in receivables from related parties at March 31, 2010.  We have not recorded an allowance against the recorded balance as our estimate of the fair value of the Royal Island property securing the bridge loan exceeds the current carrying value of the loan, and accordingly, we believe it is probable that all of the outstanding balance is collectible.

Current market conditions with respect to credit availability and to fundamentals within the real estate markets instill significant levels of uncertainty.  Accordingly, future adverse developments in market conditions would cause us to re-evaluate our conclusions, regarding the collectibility of our notes receivable and could result in material impairment charges.

10.      Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs to real estate under development.  During the three months ended March 31, 2010 we capitalized $0.6 million of such costs associated with real estate under development and certain investments accounted for by the equity method.  During the three months ended March 31, 2009 we capitalized $5.2 million of such costs associated with real estate under development and certain investments accounted

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

for by the equity method, including $0.7 million in interest costs.  Capitalized interest costs include interest expense and amortization of deferred financing costs.

Certain redevelopment costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza and The Lodge & Spa at Cordillera have been capitalized to condominium inventory on our consolidated balance sheet at March 31, 2010.  During the three months ended March 31, 2010, we capitalized a total of $3.6 million of such costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera.  During the three months ended March 31, 2009, we capitalized a total of $1.6 million of such costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera.

11.      Notes Payable

Our notes payable balance was $352.2 million at March 31, 2010, as compared to $429.8 million at December 31, 2009 and consists of borrowings and assumptions of debt related to our property acquisitions and our borrowings under our $75 million senior secured credit facility.  As of December 31, 2009, notes payable also included the notes payable of our mezzanine borrowers that we consolidated as variable interest entities under GAAP, Tanglewood at Voss and Alexan Black Mountain.  In the first quarter of 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain, which include the notes payable of our mezzanine borrowers totaling $68.5 million.  Each of our notes payable is collateralized by one or more of our properties.  At March 31, 2010, our notes payable interest rates ranged from 2% to 6.3%, with a weighted average interest rate of approximately 3.1%.  Of our $352.2 million in notes payable at March 31, 2010, $312.8 million represented debt subject to variable interest rates.  At March 31, 2010, our notes payable have maturity dates that range from June 2010 to January 2016.  We have unconditionally guaranteed payment of the notes payable related to Frisco Square, Chase Park Plaza Hotel, Chase — Private Residences, Northborough Tower, Bent Tree Green, and Crossroads Office Park.

Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  As a result of the difficult economic conditions negatively impacting both occupancy and rental rates at the Becket House, lease renewals and new leases have been executed at substantially lower rates per square foot, we were unable to meet the interest coverage and valuation covenants under the Becket House loan agreement as of March 31, 2010.  In addition, in 2009 and 2008, we recognized impairment charges related to our leasehold interest in Becket House of $6 million and $9.9 million, respectively.  Failure to meet the loan covenants under the loan agreement constitutes a technical default and, absent a waiver or modification of the loan agreement, the lender may accelerate maturity with any unpaid interest and principal immediately due and payable.  At March 31, 2010, the outstanding principal balance of the Becket House loan was $17.6 million.  We are currently in negotiations with the lender to waive the event of noncompliance or modify the loan agreement.  However, there are no assurances that we will be successful in our negotiations with the lender.  The Becket House loan is non-recourse to us.

At Ferncroft Corporate Center (“Ferncroft”), our wholly owned eight-story office building located in Middleton, Massachusetts, our two largest tenants renewed their leases for additional terms but for a combined 60,000 square feet less than they previously occupied.  As a result of this significant drop in occupancy we are currently operating under a cash management arrangement in accordance with Ferncroft’s $18 million CMBS mortgage loan agreement.  Accordingly, tenant rental payments are deposited in a restricted lockbox account.  As such, we do not have direct access to these rental payments, and the disbursement of cash from the restricted lockbox account to us is at the discretion of the loan’s servicer.  Furthermore, we have been unable to disburse cash from the restricted lockbox account to us in order to pay Ferncroft’s operating expenses.  Not paying the operating expenses as they become due constitutes an event of default under the loan agreement.  The Ferncroft loan is non-recourse to us.  We are in negotiations with the servicer and there are several potential outcomes including a loan modification for us to retain ownership in return for additional capital commitments, a sale of the property to a third-party, or a deed-in-lieu of foreclosure.  However, there is no certainty to which outcome from the negotiations will prevail.  We remain the title holder on Ferncroft as of March 31, 2010, and as of the date of this report.

In February 2008, we entered into a senior secured revolving credit facility providing for up to $75 million of secured borrowings.  The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit.  We have unconditionally guaranteed payment of the senior secured revolving credit facility.  The availability of credit under the revolving credit facility is limited by the terms of the credit agreement.  As of March 31, 2010, the maximum availability under the revolving credit facility was $70.2 million.  The outstanding balance under the revolving credit facility was $69.4 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes our contractual obligations for principal payments as of March 31, 2010:

Principal Payments Due:
April 1, 2010 - December 31, 2010	$140,646
2011	166,589
2012	8,070
2013	16,664
2014	361
Thereafter	18,883
Unamortized premium	948

$352,161

12.          Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of March 31, 2010 for our consolidated properties are as follows:

Future Minimum Lease Payments
April 1, 2010 - December 31, 2010	$24,099
2011	30,206
2012	24,327
2013	21,250
2014	15,687
Thereafter	38,315

Total	$153,884

As of March 31, 2010, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Included in rental revenue for the three months ended March 31, 2010 was less than $0.1 million of contingent rent.  There was no contingent rent included in rental revenue for the three months ended March 31, 2009.

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

In December 2008, we entered into a foreign currency put/call option to hedge our net investment in Becket House.  In April 2010, following a strategic review of our currency exposures, we early terminated this foreign currency put/call option.  The foreign currency put/call option was originally scheduled to mature in November 2011.  The early termination of this foreign currency put/call option resulted in net cash proceeds to us of $0.2 million.

Derivative instruments classified as assets were reported at their combined fair values of $0.2 million in prepaid expenses and other assets at March 31, 2010 and December 31, 2009.  Derivative instruments classified as liabilities were reported at their combined fair values of $2.4 million and $3.1 million in accrued and other liabilities at March 31, 2010 and December 31, 2009, respectively.  During the three months ended March 31, 2010, we recorded an unrealized gain of $0.3 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at March 31, 2010.  Unrealized losses on interest rate derivatives for the three months ended March 31, 2010 reflect a reclassification of unrealized losses from accumulated other comprehensive loss to interest expense of less than $0.1 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the notional values of our derivative financial instruments as of March 31, 2010.  The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2010, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Maturity	Fair Value Asset / (Liability)
Cash Flow Hedges
Interest rate cap - Santa Clara Tech Center	$35,115	6.00%	June 15, 2010	$—
Interest rate cap - Santa Clara Tech Center	$17,000	6.00%	June 15, 2010	$—
Interest rate cap - Becket House	£12,700	5.75%	November 21, 2010	$—
Interest rate swap - Crossroads	$25,000	3.10%	November 1, 2010	$(470)

Net Investment Hedges
Foreign currency put - Becket House	£6,120	£1.30	November 23, 2011	$235
Foreign currency put - Central Europe Joint Venture	€17,000	€1.10	July 28, 2010	$3
Other
Interest rate swap - Chase Park Plaza Hotel	$80,594	3.82%	November 15, 2010	$(1,897)

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2010 and December 31, 2009.

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2010	Fair Value at December 31, 2009	Fair Value at March 31, 2010	Fair Value at December 31, 2009
Derivatives designated as hedging instruments:

Interest rate derivative contracts	Prepaid expenses and other assets	$—	$—	$—	$—
Interest rate derivative contracts	Accrued and other liabilities	—	—	(470)	(611)
Foreign exchange contracts	Prepaid expenses and other assets	238	204	—	—

Total derivatives designated as hedging instruments		$238	$204	$(470)	$(611)

Derivatives not designated as hedging instruments:

Interest rate derivative contract	Accrued and other liabilities	$—	$—	$(1,897)	$(2,470)

Total derivatives		$238	$204	$(2,367)	$(3,081)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations as of March 31, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	March 31,		March 31,
	2010	2009	2010	2009
Interest rate derivative contracts	$330	$(74)	$45	$199

(1)   Amounts related to interest rate derivative contracts are included in interest expense.

Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
Foreign exchange contracts	$(1,386)	$(1,786)	$—	$—	$—	$—

(1)	We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivative
	Recognized in Income on	March 31,
	Derivative	2010	2009
Interest rate derivative contract	Interest expense	$(4)	$185

Credit risk and collateral

Our credit exposure related to interest rate and foreign currency derivative instruments is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreements with the counterparty related to our interest rate caps of Santa Clara Tech Center and Chase — The Private Residences, cash deposits may be required to be posted by the counterparty whenever their credit rating falls below certain levels.  Based on our agreement with the counterparty related to our interest rate swap of Crossroads Office Park, we may be required to post cash collateral of up to $0.6 million if the lender’s obligation to lend under our senior secured credit facility is terminated or the lender ceases to be a party to the senior secured credit facility; the value of the derivative is a liability on our consolidated balance sheet.  At March 31, 2010, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.  See Notes 3 and 5 for further information on our derivative instruments.

14.      Distributions

We initiated the payment of monthly distributions in August 2006.  In April 2007, and through March 2009, the declared distributions rate was a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share.  Pursuant to our Third Amended and Restated Distribution Reinvestment Plan (the “DRP”), stockholders may elect to reinvest any cash distribution in additional shares of common stock.  We record all distributions when declared, except that the stock issued through the DRP is recorded when the shares are actually issued.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Prior to April 2, 2009, our Board declared daily distributions in advance of the period to which the distributions applied and the daily distributions were paid monthly in arrears.  On April 2, 2009, our Board of Directors voted to declare distributions on a quarterly basis in arrears to generate significant cost savings to our stockholders.  On April 19, 2010, our Board authorized a quarterly distribution in the amount of $0.025 per share of common stock, which is equivalent to an annual distribution of 1% assuming a $10 price per share, payable to the common stockholders of record at the close of business on March 31, 2010, the record date previously established by the Board on March 5, 2010.  The distribution will be paid on or before May 16, 2010.

15.      Related Party Transactions

Behringer Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with our initial public offering of common, and in connection with the acquisition, management, and sale of our assets.  On November 16, 2007, we terminated the DRP and commenced a second distribution reinvestment plan offering (the “Secondary DRP”).  We terminated our primary offering component of our initial public offering on December 28, 2007 and currently are offering shares of our common stock only to our existing stockholders through the Secondary DRP.

Behringer Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Our advisor, or its affiliates, also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset or, with respect to a loan, up to 0.5% of the funds advanced.  Behringer Opportunity Advisors I did not earn acquisition and advisory fees or acquisition expense reimbursements in the three months ended March 31, 2010 or 2009.

We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the three months ended March 31, 2010 or 2009.

We pay HPT Management Services LP, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  We incurred and expensed property management fees or oversight fees totaling $0.4 million and $0.5 million in the three months ended March 31, 2010 and 2009, respectively.  For the three months ended March 31, 2010, we incurred less than $0.1 million of construction management fees payable to BH Property Management.  We did not incur any construction management fees to BH Property Management for the three months ended March 31, 2009.

We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the three months ended March 31, 2010, we expensed $1.4 million of asset management fees.  For the three months ended March 31, 2009, we expensed $1.3 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate.

We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the three months ended March 31, 2010 and 2009, we incurred and expensed costs for administrative services totaling $0.4 million and $0.5 million, respectively.

At March 31, 2010, we had a payable to our advisor and its affiliates of $0.1 million.  This balance consists primarily of asset management fees and administrative service expenses payable to Behringer Opportunity Advisors I, management fees payable to BH Property Management, and other miscellaneous payables.  This payable is offset by a

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

receivable from our advisor and its affiliates of $0.8 million, which is included in receivables from related parties at March 31, 2010.

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

On June 22, 2009, we issued options to purchase 5,000 shares of our common stock at $8.17 per share to each of our three independent directors pursuant to the Incentive Award Plan.  On July 24, 2008, we issued options to purchase 5,000 shares of our common stock at $9.50 per share to each of our three independent directors pursuant to the Incentive Award Plan.  The options issued in both 2010 and 2009 become exercisable one year after the date of grant.  As of March 31, 2010, options to purchase 69,583 shares of stock were outstanding, at a weighted average exercise price per share of $8.99.  Of these outstanding shares, 9,896 are fully vested, at a weighted average exercise price per share of $9.10.  The remaining contractual life of the outstanding options is 3.6 years.  Compensation expense associated with our Incentive Award Plan was not material for the three months ended March 31, 2010 or 2009.

17.      Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Three months ended March 31,
	2010	2009
Supplemental disclosure:
Interest paid, net of amounts capitalized	$3,089	$3,581

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$225	$513
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$1,366	$2,944
Amortization of deferred financing fees in properties under development	$29	$87

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$2,872	$1,975

*****

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and the notes thereto:

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010 and the factors described below:

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

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

As of March 31, 2010, we had invested in 22 assets:  11 consolidated wholly owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-use property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two mezzanine loans on multifamily properties, which were consolidated prior to January 1, 2010.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

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

As a result of this new accounting guidance, on January 1, 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses, resulting in neither a net gain or loss as we had no equity interest in these investments.  Accordingly, we recognized a cumulative effect adjustment of $9.4 million to the opening balance of noncontrolling interest in our consolidated statement of equity.  Further, we recognized in consolidation our mezzanine loans related to Tanglewood at Voss and Alexan Black Mountain which resulted in the addition of $20.3 million of net notes receivable to our consolidated balance sheet at March 31, 2010.  Following the deconsolidation of Tanglewood at Voss and Alexan Black Mountain, our continuing involvement with these entities is limited to our mezzanine loans.  The deconsolidation did not result in either Tanglewood at Voss or Alexan Black Mountain becoming one of our related parties.

Market Outlook

Beginning in 2008, the U.S. and global economies experienced a significant downturn.  This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  Due to the struggling U.S. and global economies, overall demand across most real estate sectors including office, hospitality, and retail remains low due to losses in the financial and professional services industries and a U.S. unemployment rate of 10% throughout much of the second half of 2009.  We believe that corresponding rental rates will also remain weak at least through the first half of 2010.  The national vacancy percentage for office space increased from 14.5% in the fourth quarter of 2008 to 19.7% in the fourth quarter of 2009.  Vacancies are expected to peak at over 21% in 2010.  Further, we believe that tenant defaults and bankruptcies are likely to increase in the short-term.  To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.

The hospitality industry continues to be negatively affected by the poor global economy.  Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States declined from 53.1% in the fourth quarter of 2008 to 50.6% in the fourth quarter of 2009.  The national overall Average Daily Rate (“ADR”) has also declined, from $103.43 in the fourth quarter of 2008 to $95.79 in the fourth quarter of 2009.  This weakening of the hospitality industry is expected to continue throughout 2010 and is not expected to recover until 2011.

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

Our notes payable decreased to $352.2 million at March 31, 2010 from $429.8 million at December 31, 2009 primarily as a result of the deconsolidation of Tanglewood at Voss and Alexan Black Mountain, effective January 1, 2010 (see Note 8 to our consolidated financial statements).  Each of our loans is secured by one or more of our properties.  At March 31, 2010, our notes payable interest rates ranged from 2% to 6.3%, with a weighted average interest rate of 3.1%.  Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough and Frisco Square investments require monthly payments of both principal and interest.  At March 31, 2010, our notes payable had maturity dates that range from June 2010 to January 2016.

Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  As a result of the difficult economic conditions negatively impacting both occupancy and rental rates at the Becket House, which caused lease renewals and new leases to be executed at substantially lower rates per square foot, we were unable to meet the interest coverage and valuation covenants under the Becket House loan agreement as of March 31, 2010.  In addition, in 2009 and 2008, we recognized impairment charges related to our leasehold interest in Becket House of $6 million and $9.9 million, respectively.  Failure to meet the loan covenants under the loan agreement constitutes a technical default and, absent a waiver or modification of the loan agreement, the lender may accelerate maturity with any unpaid interest and principal immediately due and payable.  At March 31, 2010, the outstanding principal balance of the Becket House loan was $17.6 million.  We are currently in negotiations with the lender to waive the event of noncompliance or modify the loan agreement.  However, there are no assurances that we will be successful in our negotiations with the lender.  The Becket House loan is non-recourse to us.  We believe that we were in compliance with all other debt covenants under our loan agreements at March 31, 2010.

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

In addition, capitalization rates (or cap rates) for real estate properties have generally increased.  Cap rates and property prices move inversely so that an increase in cap rates should, absent an increase in property net operating income, result in a decrease in property value.  Although this development is positive for new property acquisitions, the overall impact will likely be negative for us because we believe it will further strain our ability to finance our business using existing assets and to refinance debt on our existing assets because our properties may be viewed as less valuable.

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

At Ferncroft Corporate Center (“Ferncroft”), our wholly owned eight-story office building located in Middleton, Massachusetts, our two largest tenants renewed their leases for additional terms but for a combined 60,000 square feet less than they previously occupied.  As a result of this significant drop in occupancy we are currently operating under a cash management arrangement in accordance with Ferncroft’s $18 million CMBS mortgage loan agreement.  Accordingly, tenant rental payments are deposited in a restricted lockbox account.  As such, we do not have direct access to these rental payments, and the disbursement of cash from the restricted lockbox account to us is at the discretion of the loan’s servicer.  Furthermore, we have been unable to disburse cash from the restricted lockbox account to us in order to pay Ferncroft’s operating expenses.  Not paying the operating expenses as they become due constitutes an event of default under the loan agreement.  The Ferncroft loan is non-recourse to us.  We are in negotiations with the servicer and there are several potential outcomes including a loan modification for us to retain ownership in return for additional capital commitments, a sale of the property to a third-party, or a deed-in-lieu of foreclosure.  However, there is no certainty to which outcome from the negotiations will prevail.  We remain the title holder on Ferncroft as of March 31, 2010, and as of the date of this report.

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility discussed below.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2010.  The table does not represent any extension options.

	Payments Due by Period
	April 1, 2010 - December 31, 2010	2011-2012	2013-2014	After 2014	Total
Principal payments - fixed rate debt	$213	$2,300	$17,025	$18,883	$38,421
Interest payments - fixed rate debt	1,751	4,543	2,979	1,166	10,439
Principal payments - variable rate debt	140,433	172,359	—	—	312,792
Interest payments - variable rate debt (based on rates in effect as of March 31, 2010)	5,779	2,844	—	—	8,623

Total	$148,176	$182,046	$20,004	$20,049	$370,275

Notes payable related to Santa Clara Tech Center, Chase Park Plaza Hotel, and Chase — The Private Residences are scheduled to mature in 2010.   Subject to certain conditions, the respective loan agreements provide us with two one-year options to extend the maturity dates of the Santa Clara Tech Center, Chase Park Plaza Hotel, and Chase — The Private Residences notes payable.   In the first half of 2010, we expect to further pay down the outstanding balance on the note payable related to Chase — The Private Residences through proceeds from the sale of the three condominium units currently under contract or reserved as of March 31, 2010.  We are in discussions with the respective lenders to extend the maturity date or refinance these loans.  If we are unable to reach a satisfactory arrangement with the lenders or are unable to extend the maturity dates under the loan agreements, we could go into default under the respective loan agreements.  Consequently, we may seek other lenders to refinance the notes payable or seek alternative sources of funding, including the use of proceeds from the sale of our properties.

Credit Facility

On February 13, 2008, we entered into a senior secured revolving credit facility (the “Credit Agreement”) providing for up to $75 million of secured borrowings with Bank of America, as lender and administrative agent, and other lending institutions that become a party to the Credit Agreement.  The credit facility is secured by a first lien on all real property assets in a collateral pool consisting of five wholly owned properties.  Loans under the credit facility bear interest at an annual rate that is equal to a combination of (i) the LIBOR plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 1.5% to 1.7%, or (ii) the prime rate plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 0% to 0.2%.  The credit facility matures on February 13, 2011.

We have unconditionally guaranteed payment of the senior secured revolving credit facility.  The availability of credit under the senior secured credit facility is limited by the terms of the Credit Agreement.  As of March 31, 2010, the maximum availability under the senior secured credit facility was $70.2 million and the outstanding balance was $69.4 million.  The proceeds of the senior secured credit facility have been used to fund ongoing costs at our development and operating properties and for general corporate purposes.  Our ability to fund our liquidity requirements are expected to come from the cash and cash equivalents on the consolidated balance sheet totaling $9.9 million as of March 31, 2010 and additional amounts available under our senior secured credit facility.  As necessary, we may seek alternative sources of financing including using the proceeds from the sale of our properties and temporarily reducing or eliminating our quarterly distribution to achieve our investment objectives.

Restricted cash on the consolidated balance sheet of $9.5 million as of March 31, 2010 includes amounts set aside as interest reserves totaling $3.4 million.  The remaining balance of $6.1 million includes amounts set aside related to certain operating properties for tenant improvement and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Joint Venture Indebtedness

We have noncontrolling, unconsolidated ownership investments in three properties and one investment in a joint venture consisting of 22 properties.  Our effective ownership percentages range from 30% to 50%.  We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting.  As of March 31, 2010, the aggregate debt held by unrelated parties, including both ours and our partners’ share, incurred by these ventures was approximately $156.7 million.  In December 2009, the construction loans associated with GrandMarc at the Corner and GrandMarc at Westberry Place were refinanced with Freddie Mac. The maturity date of both refinanced loans is January 1, 2020. The refinanced loans require payments of principal and interest and bear interest at  variable rates of approximately 4.92% and 4.99% as of March 31, 2010.

The table below summarizes the outstanding debt of these properties as of March 31, 2010.

	Venture	Interest Rate
	Ownership	(as of		Carrying	Maturity
Properties	%	March 31, 2010)		Amount	Date

GrandMarc at the Corner	50%	4.99%		$27,180	January 1, 2020
GrandMarc at Westberry Place	50%	4.92%		37,901	January 1, 2020
Central Europe Joint Venture	47%	2.31	%(1)	91,647	March 1, 2012(2)
Total				$156,728

(1)	Represents the weighted average interest rate of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.
(2)	Represents the weighted average maturity date of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

Results of Operations

As of March 31, 2010, we had invested in 22 assets:  11 consolidated wholly owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-used property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two mezzanine loans on multifamily properties, which we consolidated prior to January 1, 2010.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

As a result of new accounting guidance regarding the accounting and disclosure requirements for the consolidation of variable interest entities, on January 1, 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses.

Three months ended March 31, 2010 as compared to three months ended March 31, 2009

	Three months ended March 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenue:
Rental revenue	$12,331	$15,826	$(3,495)	-22%
Hotel revenue	1,234	824	410	50%
Condominium sales	23,357	3,820	19,537	511%
Interest income from notes receivable	5,958	—	5,958	n/a
Total revenues	$42,880	$20,470	$22,410	109%

Expenses:
Property operating expenses	$5,886	$6,505	$(619)	-10%
Cost of condominium sales	23,520	3,842	19,678	512%
Interest expense	3,678	4,134	(456)	-11%
Real estate taxes	1,825	2,310	(485)	-21%
Impairment charge	4,230	—	4,230	n/a
Provision for loan losses	7,136	—	7,136	n/a
Property management fees	559	600	(41)	-7%
Asset management fees	1,462	1,338	124	9%
General and administrative	1,261	1,316	(55)	-4%
Advertising costs	42	182	(140)	-77%
Depreciation and amortization	5,748	7,763	(2,015)	-26%
Total expenses	$55,347	$27,990	$27,357	98%

Revenues.  Our total revenues increased by $22.4 million to $42.9 million for the three months ended March 31, 2010 as compared to $20.5 million for the three months ended March 31, 2009.  The change in revenues is primarily due to:

•                  a decrease in rental revenue of $3.5 million to $12.3 million for the three months ended March 31, 2010.  The decrease in rental revenue is primarily due to $1.1 million related to the deconsolidation of Tanglewood at Voss and Alexan Black Mountain, a decrease in revenue related to Chase Park Plaza of $1 million, a decrease in rental revenue from Ferncroft of $0.6 million, and a decrease in revenue from Becket House of $0.8 million.  We expect rental revenue to be flat in 2010 due to slowing lease-up of available space at our operating properties and moderating rental rates on rollover of existing leases in the current weak economy;

•                  hotel revenues for the three months ended March 31, 2010 totaled $1.2 million as compared to $0.8 million for the three months ended March 31, 2009, and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera.  The increase in hotel revenues is primarily due to an increase in occupancy from 24.4% for the first three months of 2009 to 58.5% for the first three months of 2010;

•                  condominium sales of $23.4 million as of March 31, 2010 as compared to $3.8 million as of March 31, 2009.  We closed on the sale of 11 condominium units at The Private Residences at The Chase Park Plaza during the three months ended March 31, 2010.  Of the remaining 37 units, three units were under sales contracts with non-refundable deposits as of March 31, 2010.  We closed on the sale of five condominium units at The Private Residences at The Chase Park Plaza during the three months ended March 31, 2009; and

•                  interest income from notes receivable of $6 million as of March 31, 2010 as compared to no interest income from notes receivable as of March 31, 2009.  This increase is primarily due to the $5.5 million of interest received from the Royal Island borrowers and $0.5 million earned on the Tanglewood at Voss mezzanine loan.

Property Operating Expenses.  Property operating expenses for the three months ended March 31, 2010 were $5.9 million as compared to $6.5 million for the three months ended March 31, 2009, and were comprised of operating expenses from our consolidated properties.  The decrease in property operating expenses was primarily due to $0.6 million related to the deconsolidation of the Tanglewood at Voss and Alexan Black Mountain properties (see Note 8 to our consolidated financial statements).

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the three months ended March 31, 2009 were $23.5 million as compared to $3.8 million for the three months ended March 31, 2009.

Interest Expense.  Interest expense for the three months ended March 31, 2010 was $3.7 million as compared to $4.1 million for the three months ended March 31, 2009 and was primarily due to the decrease in notes payable balances related to the deconsolidation of Tanglewood at Voss and Alexan Black Mountain (see Note 8 to our consolidated financial statements).  Our total notes payable at March 31, 2010 was $352.2 million as compared to $428.4 million at March 31, 2009.  Other items contributing to the decrease in interest expense were a decrease of $0.4 million related to the change in fair value of the interest rate swap for Chase Hotel, offset by an increase of $0.1 million on The Private Residences at Chase Park Plaza due to a reduction in interest capitalization as construction of the condominiums is completed.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended March 31, 2010 were $1.8 million as compared to $2.3 million for the three months ended March 31, 2009 and were comprised of real estate taxes from each of our consolidated properties.  The decrease in real estate taxes is primarily due to the deconsolidation of the Tanglewood at Voss and Alexan Black Mountain properties.  We expect increases in real estate taxes in the future as available space at our operating properties is leased-up.

Impairment charge. We recognized a $4.2 million non-cash impairment charge for the three months ended March 31, 2010, related to our office property, Ferncroft.  We did not recognize any impairment charges for the three months ended March 31, 2009.

Provision for loan losses.  During the first quarter of 2010, we recorded a $7.1 million provision for loan losses to reflect our current estimate of potential loan loss.  The provision for loan losses relates to the Alexan Black Mountain mezzanine loan.  There were no such provisions or reserves recorded for the first quarter of 2009 as we did not consolidate this asset.

Property Management Fees.  Property management fees for each of the three months ended March 31, 2010 and March 31, 2009 totaled $0.6 million and were comprised of fees incurred by our consolidated properties.  We expect increases in property management fees in the future as available space at our operating properties is leased-up.

Asset Management Fees.  Asset management fees for the three months ended March 31, 2010 totaled $1.5 million as compared to $1.4 million for the three months ended March 31, 2009 and were comprised of fees incurred by our consolidated properties.  We expect asset management fees to stabilize in the future.

General and Administrative Expenses.  General and administrative expenses for each of the three months ended March 31, 2010 and March 31, 2009 were $1.3 million and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2010 was $5.7 million as compared to $7.8 million for the three months ended March 31, 2009 and was comprised of depreciation and amortization of our consolidated properties.  The decrease in depreciation and amortization expense was primarily due to the deconsolidation of the Tanglewood at Voss and Alexan Black Mountain properties (see Note 8 to our consolidated financial statements).

Advertising Costs.  Advertising costs for the three months ended March 31, 2010 decreased by $0.1 million to     $0.1 million as of March 31, 2010 as compared to $0.2 million for the three months ended March 31, 2009 and consisted of marketing and advertising costs related to The Lodge & Spa at Cordillera and to Chase Park Plaza.

Cash Flow Analysis

Cash flows provided by operating activities for the three months ended March 31, 2010 were $19.5 million and were comprised primarily of a decrease in condominium inventory of $20.4 million, provision for loan losses of $7.1 million, an impairment charge to our Ferncroft property of $4.2 million, and depreciation and amortization expense of $5.1 million, offset by the net loss of $13.2 million, and an increase in accrued and other liabilities of $4.2 million.  Cash flows used in operating activities for the three months ended March 31, 2009 were $2.1 million and were comprised primarily of the net loss of $7.7 million offset by depreciation and amortization expense of $6.6 million.

Cash flows used in investing activities for the three months ended March 31, 2010 were $7.5 million and primarily represent investment in notes receivable of $2 million, capital expenditures for real estate under development of $2.5 million, and change in restricted cash of $1.5 million.  Cash flows used in investing activities for the three months ended March 31, 2009 were $12 million and primarily represent capital expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $7.6 million and additions of property and equipment of $1.9 million.

Cash flows used in financing activities for the three months ended March 31, 2010 were $9.3 million and were comprised primarily of payments on notes payable of $19.3 million, offset by net borrowings on our senior secured revolving credit facility of $6.8 million, and proceeds from notes payable of $4.4 million.  Cash flows provided by financing activities for the three months ended March 31, 2009 were $10.9 million and were comprised primarily of net borrowings on our senior secured revolving credit facility of $8.7 million and proceeds from notes payable of $5.9 million, offset by payments on notes payable of $3.7 million.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO, defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests as one measure to evaluate our operating performance.  In addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”), which excludes from FFO acquisition-related costs, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance.

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

We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  We believe that MFFO is helpful to our investors and our management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-

term, core operating activities.  We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not have acquisition activities or derivatives or be affected by impairments.

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

•                  Acquisition-related costs.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment.  Prior to 2009, acquisition costs for these types of investments were capitalized; however, beginning in 2009 acquisition costs related to business combinations are expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.

FFO or MFFO should not be considered an alternative to net income (loss) or an indication of our liquidity.  Neither is indicative of funds available to fund our cash needs, including our ability to make distributions, and each should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO may not be comparable to presentations by other REITs.

Our calculation of FFO and MFFO for the three months ended March 31, 2010 and 2009 is presented below (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009

Net loss	$(13,158)	$(7,653)
Net loss attributable to noncontrolling interest	364	2,321
Adjustments for:
Real estate depreciation and amortization per income statement	5,748	7,763
Pro rata share of unconsolidated JV depreciation and amortization (1)	1,162	1,190
Noncontrolling interest depreciation & amortization(2)	(132)	(1,001)

Funds from operations (FFO)	$(6,016)	$2,620

Other Adjustments:
Acquisition expenses	—	—
Impairment charge(3)	11,366	—
Noncontrolling interest share of impairment charge	—
Gain on derivatives not designated as hedging instruments	(4)	(179)
Noncontrolling interest share of gain on derivatives not designated as hedging instruments	1	9

MFFO	$5,347	$2,450

GAAP weighted average shares:
Basic and diluted	56,051	55,032

MFFO per share	$0.10	$0.04

(1) This represents the depreciation and amortization expense of our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.

(2) This reflects the noncontrolling interest adjustment for the third-party partners’ proportionate share of the real estate depreciation and amortization.

(3) Includes the portion of the provision for loan loss as applicable to the principal amount of the loan.

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of $1.3 million and $0.5 million was recognized for the three months ended March 31, 2010 and 2009, respectively.

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $0.7 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively.

•                  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million for both of the three months ended March 31, 2010 and 2009.

•                  Bad debt expense of $0.4 million and $0.2 million was recognized for the three months ended March 31, 2010 and 2009, respectively.

•                  Amortization of deferred financing costs of $0.7 million and $0.8 million was recognized as interest expense for mortgages and notes payable for the three months ended March 31, 2010 and 2009, respectively; and $0.2 million was recognized as a reduction of interest income for both of the three months ended March 31, 2010 and 2009.

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

Cash amounts distributed to stockholders during the three months ended March 31, 2010 was $1.3 million.  For the three months ended March 31, 2010, cash flows provided by operating activities was $19.5 million.  Accordingly, for the three months ended March 31, 2010, cash flow from operations exceeded cash amounts distributed to stockholders by $18.2 million.  Cash amounts distributed to stockholders during the three months ended March 31, 2009 were $1 million.  For the three months ended March 31, 2009, cash flows used in operating activities were $2.1 million.  Accordingly, for the three months ended March 31, 2009, none of the cash amounts distributed to stockholders were provided by operating cash flow and were funded principally from proceeds from our offering.

The following are the distributions paid and declared for the three months ended March 31, 2010 and 2009.

				Total	Declared
	Distributions Paid			Distributions	Distribution
2010	Cash	Reinvested	Total	Declared	Per Share
First Quarter	$1,316	$2,872	$4,188	$1,405	$0.025

				Total	Declared
	Distributions Paid			Distributions	Distribution
2009	Cash	Reinvested	Total	Declared	Per Share
First Quarter	$1,047	$3,017	$4,064	$4,070	$0.075

On April 2, 2009, our Board of Directors voted to declare dividends on a quarterly basis rather than a monthly basis, thus generating significant administrative cost savings to our shareholders, and to determine and pay future distributions in arrears rather than in advance of the period to which they apply.  On April 19, 2010, our Board of Directors authorized a quarterly distribution in the amount of $0.025 per share of common stock, which is equivalent to an annual distribution of 1% assuming a $10 price per share.  The distribution is payable to the common stockholders of record at the close of business on March 31, 2010, the record date previously established by the board on March 5, 2010.  The distribution will be paid on or before May 16, 2010.

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

Share Redemption Plan

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 30, 2009, our board of directors suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility.  On May 11, 2009 and November 9, 2009, our board of directors approved certain amendments to the program related to the per share redemption price.  In the first quarter ended March 31, 2010, we had no significant share redemptions.

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

At Ferncroft Corporate Center (“Ferncroft”), our wholly owned eight-story office building located in Middleton, Massachusetts, our two largest tenants renewed their leases for additional terms but for a combined 60,000 square feet less than they previously occupied.  As a result of this significant drop in occupancy we are currently operating under a cash management arrangement in accordance with Ferncroft’s $18 million CMBS mortgage loan agreement.  Accordingly, tenant rental payments are deposited in a restricted lockbox account.  As such, we do not have direct access to these rental payments, and the disbursement of cash from the restricted lockbox account to us is at the discretion of the loan’s servicer.  Furthermore, we have been unable to disburse cash from the restricted lockbox account to us in order to pay Ferncroft’s operating expenses.  Not paying the operating expenses as they become due constitutes an event of default under the loan agreement.  The Ferncroft loan is non-recourse to us.  We are in negotiations with the servicer and there are several potential outcomes including a loan modification for us to retain ownership in return for additional capital commitments, a sale of the property to a third-party, or a deed-in-lieu of foreclosure.  However, there is no certainty to which outcome from the negotiations will prevail.  We remain the title holder on Ferncroft as of March 31, 2010, and as of the date of this report.

In accordance with GAAP, we have evaluated Ferncroft for impairment, and accordingly, have recognized a $4.2 million impairment charge related to Ferncroft for the three months ended March 31, 2010.

We also evaluate our investments in unconsolidated joint ventures at each reporting date and if we believe there is an other than temporary decline in market value we will record an impairment charge based on these evaluations.  We assess potential impairment by comparing our portion of estimated future undiscounted operating cash flows expected to be generated by the joint venture over the life of the joint venture’s assets to the carrying amount of the joint venture.  In the event that the carrying amount exceeds our portion of estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the joint venture to its estimated fair value.

We also evaluate our investments in notes receivable as of each reporting date.  If we believe that it is probable we will not collect all principal and interest in accordance with the terms of the loans, we consider the loan impaired.  When evaluating loans for potential impairment, we compare the carrying amount of the loans to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans.  For impaired loans, a provision is made for loan losses to adjust the reserve for loan losses.  The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date.  The reserve is adjusted through the provision for loan losses account on our consolidated statement of operations.

As part of our adoption of Accounting Standards Codification Topic 810 (“ASC Topic 810”) (See Note 8), effective January 1, 2010, we deconsolidated the assets and liabilities of two VIEs, Tanglewood at Voss and Alexan Black Mountain, and recognized on our consolidated balance sheet the mezzanine loans we made in 2006 associated with Tanglewood at Voss and Alexan Black Mountain.  As is required by GAAP, we evaluated these notes receivable for collectability.  Based on our analyses, we recorded a reserve for loan losses totaling $11.1 million related to the mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our consolidated statement of operations and comprehensive loss for the three months ended March 31, 2010, and the remaining $4 million as an cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our consolidated statement of equity at March 31, 2010.  There was no such provision or reserve recorded for the three months ended March 31, 2009.

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

Other than the impairment charge discussed above, we believe the carrying value of our operating real estate assets, properties under development, investments in unconsolidated joint ventures, and notes receivable is currently recoverable.  However, if market conditions worsen beyond our current expectations, or if our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease or our expected hold periods decrease, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

For our net investments in foreign real estate properties, we use British pound and Euro foreign currency forward exchange contracts and foreign currency put/call options to eliminate the impact of foreign currency movements on our financial position.  At March 31, 2010, our foreign currency derivative contracts were reported at their fair value of $0.2 million within prepaid expenses and other assets in our consolidated balance sheet.  A 10% increase in the respective forward foreign currency - US dollar exchange rate would result in a $0.1 million decrease in fair value.  A 10% decrease in the respective forward foreign currency - US dollar exchange rate would result in a $0.3 million increase in fair value.

We maintain less than $0.1 million in Euro-denominated accounts at European financial institutions.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.  We do not enter into derivatives for trading or speculative purposes, nor do we maintain any market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $352.2 million in notes payable at March 31, 2010, $312.8 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $0.6 million.

At March 31, 2010, interest rate caps used to mitigate our interest rate risk classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  Interest rate swaps classified as liabilities were reported at their combined fair values of $2.4 million in other liabilities at March 31, 2010.  A 100 basis point decrease in interest rates would result in a $0.1 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $0.8 million net increase in the fair value of our interest rate caps and swaps.

Item 4T.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

On March 4, 2010, Shannon B. Skokos and Theodore C. Skokos (the “Skokoses”), owners of a $19.5 million limited partner interest in and lenders to the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas (“Royal Island”), filed a third amended petition in the 68th Judicial District Court of Dallas County, Texas which added Behringer Harvard Opportunity REIT I, Inc. as a defendant in a lawsuit they originally filed on December 19, 2008.  Behringer Harvard Opportunity REIT I, Inc. is also a limited partner in and a lender to Royal Island.  Other defendants in the lawsuit are Royal Island Partners, LP, Cypress Equities, LLC, Christopher C. Maguire, Behringer Harvard Royal Island, LLC, Behringer Harvard Holdings, LLC, Behringer Harvard RI Lender, LLC, Royal Island Bahamas, Ltd., Cypress Royal Island GP, LP, Cypress Royal Island GP, LLC, Royal Island Golf Club, Bahamas Ltd., and RIBL US Borrower, LLC.  The lawsuit asserts fraud in the inducement, fraud in a real estate transaction, negligent misrepresentation, unjust enrichment, violations of the Texas Securities Act, breach of a credit agreement related to the lending arrangements at Royal Island and violation of fiduciary duties arising out of the credit agreement and the related agreement among lenders and agent.

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

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009

Item 2.                    Unregistered Sales of Equity Securities

Public Offering of Common Stock

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Redemption Program

Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations of the program.  Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders.  The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility (collectively referred to herein as “Exceptional Redemptions”) and all other redemptions (referred to herein as “Ordinary Redemptions”).  On March 30, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders who submitted requests for Exceptional Redemptions.  However, the board determined to not accept and suspend until further notice redemptions other than Exceptional Redemptions.  The purchase price for shares redeemed under the redemption program is set forth below.

In the case of Ordinary Redemptions, the purchase price per share will equal 90% of (i) the most recently disclosed estimated value per share (the “Valuation”) as determined in accordance with our valuation policy (the “Valuation Policy”), less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the Valuation was determined (the “Valuation Adjustment”); provided, however, that the purchase price per share shall not exceed: (1) prior to the first valuation conducted by the board of directors, or a committee thereof (the “Initial Board Valuation”), under the Valuation Policy, 90% of (i) average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) (the “Original Share Price”) less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by the board of directors, distributed to stockholders prior to the redemption date (the “Special Distributions”); or (2) on or after the Initial Board Valuation, the Original Share Price less any Special Distributions.

In the case of Exceptional Redemptions, the purchase price per share will be equal to: (1) prior to the Initial Board Valuation, the Original Share Price less any Special Distributions; or (2) on or after the Initial Board Valuation, the most recently disclosed Valuation less any Valuation Adjustment, provided, however, that the purchase price per share may not exceed the Original Share Price less any Special Distributions.

Notwithstanding the redemption prices set forth above, our board of directors may determine, whether pursuant to formulae or processes approved or set by our board of directors, the redemption price of the shares, which may differ between Ordinary Redemptions and Exceptional Redemptions; provided, however, that we must provide at least 30 days’ notice to stockholders before applying this new price determined by our board of directors.

Any shares approved for redemption will be redeemed on a periodic basis as determined from time to time by our board of directors, and no less frequently than annually. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption on any particular date will be limited to the proceeds from the Secondary DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period, plus, if we had positive operating cash flow during such preceding four fiscal quarters, 1% of all operating cash flow during such preceding four fiscal quarters.  The redemption limitations apply to all redemptions, whether Ordinary or Exceptional Redemptions.

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

On January 8, 2010, our board of directors established a new estimated per share value of $8.03 pursuant to the Valuation Policy, adjusted from the previous per share value of $8.17.  Thus, in accordance with the share redemption program as amended and restated, as of January 15, 2010, the per share redemption price for Exceptional Redemptions will be the lesser of (a) $8.03, which is the valuation disclosed above, less the Valuation Adjustment, and (b) the average price per share that investor paid for his shares less any Special Distributions.

For all other ordinary redemptions, the per share redemption price will be the lesser of (1) $7.23, which is 90% of the valuation disclosed above, less any Valuation Adjustment and (2) 90% of the average price per share that the investor paid for his shares less any Special Distributions.  However, as previously disclosed, we have suspended redemptions other than Exceptional Redemptions until further notice.

During the quarter ended March 31, 2010, we had no significant share redemptions.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    (Removed and Reserved)

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

Behringer Harvard Opportunity REIT I, Inc.

Dated: May 14, 2010	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2	Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)

4.1	Third Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Form 10-Q filed on November 13, 2009)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certifications

99.1	Third Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

99.2	Amended and Restated Policy for Estimation of Common Stock Value (previously filed and incorporated by reference to form 8-K filed on June 22, 2009)

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