Form 10-Q
period 2010-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2010-08-12
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, the Registrant had 56,195,575 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2010

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2010 (1)	2009 (1)
Assets
Real estate
Land and improvements, net	$94,495	$130,254
Buildings and improvements, net	337,615	408,786
Real estate under development	33,969	20,701
Total real estate	466,079	559,741

Condominium inventory	67,196	86,485
Cash and cash equivalents	5,583	9,511
Restricted cash	7,261	8,585
Accounts receivable, net	9,902	8,169
Prepaid expenses and other assets	1,975	2,138
Leasehold interests, net	15,451	16,406
Investments in unconsolidated joint ventures	58,454	63,552
Furniture, fixtures and equipment, net	8,351	11,836
Deferred financing fees, net	2,335	3,827
Notes receivable, net	65,729	42,557
Lease intangibles, net	19,765	21,228
Other intangibles, net	8,009	8,348
Receivables from related parties	1,455	1,548
Total assets	$737,545	$843,931

(1) As a result of the adoption of Accounting Standards Codification (“ASC”) Topic 810, (“ASC 810”), effective as of January 1, 2010, the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated variable interest entities (“VIEs”) that are owned by the VIEs and non-recourse liabilities of consolidated VIEs.

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

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets - Continued

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2010 (1)	2009 (1)
Liabilities and Equity
Notes payable	$352,069	$429,787
Accounts payable	1,853	1,885
Payables to related parties	884	1,790
Acquired below-market leases, net	11,207	12,726
Accrued and other liabilities	16,898	23,322
Total liabilities	382,911	469,510

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,247,176 55,825,078 shares issued and outstanding at June 30, 2010, and December 31, 2009, respectively	6	6
Additional paid-in capital	501,038	497,648
Accumulated distributions and net loss	(144,842)	(115,496)
Accumulated other comprehensive loss	(6,171)	(3,412)
Total Behringer Harvard Opportunity REIT I, Inc. equity	350,031	378,746
Noncontrolling interest	4,603	(4,325)
Total equity	354,634	374,421
Total liabilities and equity	$737,545	$843,931

(1) As a result of the adoption of ASC 810, effective as of January 1, 2010, the Company is required to separately disclose on its consolidated balance sheets the assets of consolidated VIEs that are owned by the VIEs and non-recourse liabilities of consolidated VIEs.

As of December 31, 2009, total liabilities include $102 million related to Consolidated VIEs of which $68.5 million is included in notes payable; less than $0.1 million in accounts payable; $32.2 million in payables to related parties; and $1.3 million in accrued and other liabilities. .

As of January 1, 2010, we deconsolidated the assets and liabilities associated with Alexan Black Mountain and Tanglewood at

Voss (see Note 8 to the Consolidated Financial Statements).

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Rental revenue	$12,213	$15,755	$24,544	$31,581
Hotel revenue	815	674	2,049	1,498
Condominium sales	2,207	8,109	25,564	11,929
Interest income from notes receivable	476	—	6,434	—

Total revenues	15,711	24,538	58,591	45,008

Expenses
Property operating expenses	5,066	6,870	10,994	13,557
Cost of condominium sales	2,417	8,178	25,937	12,020
Interest expense	3,555	4,057	7,233	8,191
Real estate taxes	1,934	2,125	3,759	4,435
Impairment charge	—	2,732	4,230	2,732
Provision for loan losses	—	—	7,136	—
Property management fees	528	599	1,087	1,199
Asset management fees	1,641	1,441	3,103	2,779
General and administrative	1,337	1,668	2,598	2,984
Depreciation and amortization	5,834	7,251	11,582	15,014

Total expenses	22,312	34,921	77,659	62,911

Interest income	41	36	69	79
Other income (expense), net	(1)	—	41	—

Loss before income taxes and equity in losses of unconsolidated joint ventures	(6,561)	(10,347)	(18,958)	(17,824)

Benefit (provision) for income taxes	(3)	(47)	179	(98)
Equity in losses of unconsolidated joint ventures	(640)	(1,456)	(1,583)	(1,581)
Net loss	(7,204)	(11,850)	(20,362)	(19,503)
Add: Net loss attributable to the noncontrolling interest	237	2,756	601	5,077
Net loss attributable to Behringer Harvard Opportunity REIT I, Inc.	$(6,967)	$(9,094)	$(19,761)	$(14,426)

Weighted average shares outstanding:
Basic and diluted	56,203	55,211	56,127	55,122

Loss per share attributable to Behringer Harvard Opportunity REIT I, Inc.
Basic and diluted	$(0.12)	$(0.16)	$(0.35)	$(0.27)

Comprehensive income (loss)
Net loss	$(7,204)	$(11,850)	$(20,362)	$(19,503)
Other comprehensive loss:
Foreign currency translation gain (loss)	(2,091)	1,996	(3,477)	210
Unrealized gain (loss) on interest rate derivatives	389	671	719	597
Reclassifications due to hedging activities	—	17	45	216
Total other comprehensive income (loss)	(1,702)	2,684	(2,713)	1,023
Comprehensive loss	(8,906)	(9,166)	(23,075)	(18,480)
Comprehensive income (loss) attributable to the noncontrolling interest	—	2,234	555	4,570
Comprehensive loss attributable to Behringer Harvard Opportunity REIT I, Inc.	$(8,906)	$(6,932)	$(22,520)	$(13,910)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity
Balance at January 1, 2009	1,000	$—	54,836,985	$5	$489,139	$(66,085)	$(5,194)	$5,502	$423,367

Issuance of common stock, net

Redemption of common stock			(72,537)		(724)				(724)

Distributions declared on common stock						(4,070)			(4,070)

Contributions from non-controlling interest								118	118

Shares issued pursuant to Distribution Reinvestment Plan, net			426,164	1	4,049				4,050

Comprehensive loss:
Net loss						(14,426)		(5,077)	(19,503)

Other comprehensive income:
Foreign currency translation gain (loss)							(229)	439	210
Unrealized losses on interest rate derivatives							529	68	597
Reclassifications due to hedging activities							216	—	216

Total comprehensive loss								(4,570)	(18,480)

Balance at June 30, 2009	1,000	$—	55,190,612	$6	$492,464	$(84,581)	$(4,678)	$1,050	$404,261

Balance at January 1, 2010	1,000	$—	55,825,078	$6	$497,648	$(115,496)	$(3,412)	$(4,325)	$374,421

Cumulative effect of adoption of accounting standard						(3,994)		9,413	5,419

Issuance of common stock, net									—

Redemption of common stock			(52,899)		(425)				(425)

Distributions declared on common stock						(5,591)			(5,591)

Contributions from noncontrolling interest								70	70

Shares issued pursuant to Distribution Reinvestment Plan, net			474,997		3,815				3,815

Comprehensive loss:
Net loss						(19,761)		(601)	(20,362)

Other comprehensive income:
Foreign currency translation gain (loss)							(3,504)	27	(3,477)
Unrealized gain on interest rate derivatives							700	19	719
Reclassifications due to hedging activities							45	—	45

Total comprehensive loss								(555)	(23,075)

Balance at June 30, 2010	1,000	$—	56,247,176	$6	$501,038	$(144,842)	$(6,171)	$4,603	$354,634

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(20,362)	$(19,503)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	10,220	12,697
Amortization of deferred financing fees	1,427	1,609
Impairment charge	4,230	2,732
Provision for loan losses	7,136	—
Bad debt expense	277	—
Equity in losses of unconsolidated joint ventures	1,583	1,581
Loss (gain) on derivatives	904	(306)
Change in accounts receivable	(2,017)	(1,640)
Change in condominium inventory	19,050	6,021
Change in prepaid expenses and other assets	151	531
Change in accounts payable	(454)	(1,049)
Change in accrued and other liabilities	(3,183)	1,828
Change in payables to related parties	(813)	1,642
Addition of lease intangibles	(1,017)	(868)
Cash provided by operating activities	17,132	5,275

Cash flows from investing activities:
Investment in unconsolidated joint ventures	(69)	(2,256)
Capital expenditures for real estate under development	(3,714)	(8,827)
Capital expenditures for real estate under development of consolidated borrowers	—	(583)
Additions of property and equipment	(1,748)	(5,032)
Change in restricted cash	795	(2,027)
Investment in notes receivable	(3,303)	(5,084)
Cash used in investing activities	(8,039)	(23,809)

Cash flows from financing activities:
Financing costs	—	(470)
Proceeds from notes payable	7,015	16,437
Proceeds from mortgages of consolidated borrowers	—	1,700
Net borrowings on senior secured revolving credit facility	6,496	8,600
Payments on notes payable	(21,614)	(11,674)
Redemptions of common stock	(425)	(724)
Distributions	(1,776)	(1,419)
Contributions from noncontrolling interest holders	78	1,339
Distributions to noncontrolling interest holders	(3)	(250)
Cash provided by (used in) financing activities	(10,229)	13,539
Effect of exchange rate changes on cash and cash equivalents	(1,781)	(2,182)
Net change in cash and cash equivalents	(2,917)	(7,177)
Cash and cash equivalents at beginning of the period	9,511	25,260
Decrease in cash from deconsolidation due to adoption of accounting standard	(1,011)	—
Cash and cash equivalents at end of the period	$5,583	$18,083

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

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we have focused on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties.  We have also originated two mezzanine loans related to two multifamily properties.  We completed our first property acquisition in March 2006, and, as of June 30, 2010, we wholly owned 11 properties and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for two multifamily properties.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of equity as of June 30, 2010, the consolidated  statements of operations and comprehensive loss for the three and six months ended June 30, 2010 and 2009, and the consolidated statements of cash flows and equity for the six months ended June 30, 2010 and 2009 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of June 30, 2010 and our consolidated results of operations, equity, and cash flows for the periods ended June 30, 2010 and 2009.  Such adjustments are of a normal recurring nature.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

To conform to the current year presentation, which presents advertising expense as a component of property operating expense on our consolidated statements of operations and comprehensive income, we reclassified from advertising expense into property operating expense, $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of June 30, 2010, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately 11 years.

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

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of June 30, 2010 is as follows:

Lease / Other Intangibles
July 1, 2010 - December 31, 2010	$782
2011	1,305
2012	1,004
2013	833
2014	881

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of June 30, 2010	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$380,462	$94,942	$34,335	$(21,040)	$16,073	$10,439
Less: depreciation and amortization	(42,847)	(447)	(14,570)	9,833	(622)	(2,430)

Net	$337,615	$94,495	$19,765	$(11,207)	$15,451	$8,009

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of December 31, 2009	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$448,121	$130,786	$34,151	$(21,392)	$16,981	$10,439
Less: depreciation and amortization	(39,335)	(532)	(12,923)	8,666	(575)	(2,091)

Net	$408,786	$130,254	$21,228	$(12,726)	$16,406	$8,348

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value.  In addition to land acquisition costs, land development costs, and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At June 30, 2010, condominium inventory consisted of $34.1 million of finished units and $33.1 million of work in progress.  As of December 31, 2009, condominium inventory consisted of $31.5 million of finished units and $55 million of work in progress.

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management’s plans for the property.  There were no impairment charges related to our condominium inventory for the six months ended June 30, 2010 or 2009.  However, we may experience impairment of our condominium inventory in the future.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $7.4 million and $5.6 million as of June 30, 2010 and December 31, 2009, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $3 million and $2.9 million as of June 30, 2010 and December 31, 2009, respectively.  The allowance for doubtful accounts was $0.5 million and $0.3 million as of June 30, 2010 and December 31, 2009, respectively.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $6.7 million and $6.1 million as of June 30, 2010 and December 31, 2009, respectively.

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

In the first quarter of 2010, we evaluated Ferncroft Corporate Center for impairment, and accordingly, recognized a $4.2 million impairment charge for the three months ended March 31, 2010.  No impairment charges were recognized in the second quarter of 2010.

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

In the first quarter of 2010, we recorded a reserve for loan losses totaling $11.1 million related to the mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our consolidated statement of operations and comprehensive loss, for the three months ended March 31, 2010, and the remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our consolidated statement of equity for the six months ended June 30, 2010.  There was no such provision or reserve recorded for the three months ended June 30, 2010.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

decrease, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $7.2 million and $7.4 million as of June 30, 2010 and December 31, 2009, respectively.

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

As of June 30, 2010, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.  See Notes 5 and 13 for further information regarding our derivative financial instruments.

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

The British pound is the functional currency for our Becket House investment operating in London, England and the Euro is the functional currency for the operations of our Central Europe Joint Venture.  We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statement of equity.  The foreign currency translation adjustment was a loss of $3.5 million and a gain of $0.2 million for the six months ended June 30, 2010 and 2009, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) (“AOCI”), which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP.  The components of AOCI consist of foreign currency translation gains and losses and unrealized gains and losses on derivatives designated as hedges.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $1.8 million and $1.1 million was recognized in rental revenues for the six months ended June 30, 2010 and 2009, respectively.  Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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

On May 18, 2006, the State of Texas enacted a law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007.  For the six months ended June 30, 2010 and 2009, we recognized a current and deferred tax benefit (provision) related to the Texas margin tax of approximately $0.2 million and ($0.1) million, respectively.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates.  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows.  For the six months ended June 30, 2010 and 2009, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At June 30, 2010 and December 31, 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments including the less than 1%, 5%, 6%, 9%, and 20% unaffiliated partners’ share of the equity in Rio Salado Business Center, Chase Park Plaza, The Lodge & Spa at Cordillera, Frisco Square, and Becket House, respectively.  Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the six months ended June 30, 2010 and 2009.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  As of each period ended June 30, 2010 and 2009, we had options to purchase 69,583 shares of common stock outstanding at a weighted average exercise price of $8.99.  These options are excluded from the calculation of earnings per share for the six months ended June 30, 2010 and 2009 because the effect would be anti-dilutive.

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

4.         New Accounting Pronouncements

In January 2010, the FASB updated the disclosure requirements for fair value measurements.  The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers.  Additionally, in the reconciliation for fair value measurements using significant observable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements.  We adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements n the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010.  We will adopt the remaining guidance on January 1, 2011.  The adoption of the required guidance did not have a material impact on our financial statements or disclosures.  We do not expect that the adoption of the remaining guidance will have an impact on our financial statements or disclosures.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s performance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2010 and December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$2	$—	$2

Liabilities
Derivative financial instruments	$—	$1,448	$—	$1,448

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$204	$—	$204

Liabilities
Derivative financial instruments	$—	$3,081	$—	$3,081

Derivative financial instruments classified as assets are included in other assets on the balance sheet while derivative financial instruments classified as liabilities are included in other liabilities.  See Notes 3 and 13 for further information regarding our use of hedging instruments.

Nonrecurring Fair Value Measurements:

Impairments

In the first quarter of 2010, we recorded a provision to the reserve for loan losses of $7.1 million related to our Alexan Black Mountain note receivable to reflect our current estimate of potential loan loss.  We also recorded an impairment charge of $4.2 million related to Ferncroft Corporate Center.  There were no such provisions or impairment charges recorded for the second quarter of 2010.  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.  This fair value estimate is considered Level 3 of the fair value hierarchy.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2010:

					Gain
June 30, 2010	Level 1	Level 2	Level 3	Total Fair Value	(Loss)
Asset
Note receivable, net	$—	$—	$2,540	$2,540	$(7,136)
Buildings and improvements, net	—	—	13,328	13,328	(4,230)
Total	$—	$—	$15,868	$15,868	$(11,366)

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

As of June 30, 2010 and December 31, 2009, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $352.1 million and $429.8 million as of June 30, 2010 and December 31, 2009, respectively, have a fair value of approximately $358.6 million and $435.3 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps along with our foreign currency exchange forward contract are recorded at their respective fair values in prepaid expenses and other assets for those derivative instruments that have an asset balance and in other liabilities for those derivative instruments that are liabilities (see Note 5).

The fair value estimates presented herein are based on information available to our management as of June 30, 2010 and December 31, 2009.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

7.                                      Real Estate Investments

As of June 30, 2010, we wholly owned 11 properties and consolidated five properties through investments in joint ventures.  We are the mezzanine lender for two multifamily properties which, prior to January 1, 2010, we consolidated as the primary beneficiary of the VIEs (see Note 8).  In addition, we have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of June 30, 2010 and December 31, 2009:

		Carrying Value of Investment
Property Name	Ownership Interest	June 30, 2010	December 31, 2009
Royal Island	30.38%	$22,932	$22,594
GrandMarc at Westberry Place	50.00%	6,885	7,348
GrandMarc at the Corner	50.00%	6,243	6,559
Central Europe Joint Venture	47.27%	22,394	27,051
Total		$58,454	$63,552

Our investments in unconsolidated joint ventures as of June 30, 2010 and December 31, 2009 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows:

	June 30, 2010	December 31, 2009
Real estate assets, net	$365,143	$382,061
Cash and cash equivalents	4,908	15,628
Other assets	2,842	3,528
Total assets	$372,893	$401,217

Notes payable	$228,309	$246,176
Other liabilities	19,043	19,846
Total liabilities	247,352	266,022

Equity	125,541	135,195
Total liabilities and equity	$372,893	$401,217

For the three and six months ended June 30, 2010, we recognized $0.6 million and $1.6 million, respectively, of equity in losses.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three and six months ended June 30, 2010 and 2009 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$5,853	$5,772	$12,411	$11,372

Operating expenses:
Operating expenses	1,306	1,726	2,776	3,072
Property taxes	205	201	411	407
Total operating expenses	1,511	1,927	3,187	3,479

Operating income	4,342	3,845	9,224	7,893

Non-operating expenses:
Depreciation and amortization	2,308	2,486	4,708	4,905
Interest and other, net	3,517	4,333	7,802	6,244
Total non-operating expenses	5,825	6,819	12,510	11,149

Net loss	$(1,483)	$(2,974)	$(3,286)	$(3,256)

Company’s share of net loss	$(640)	$(1,456)	$(1,583)	$(1,581)

8.                          Variable Interest Entities

GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

significantly impact the VIEs’ economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Tanglewood at Voss and Alexan Black Mountain

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own multifamily communities under development, Tanglewood at Voss in Houston, Texas and Alexan Black Mountain in Henderson, Nevada properties.  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million.  Our mezzanine loans are subordinate to the construction loans.  In addition, we entered into option agreements allowing us to purchase the ownership interests in Tanglewood at Voss and Alexan Black Mountain after each project’s substantial completion and upon notification of completion from the developer.  In the second quarter of 2009, the option agreement allowing us to purchase Alexan Black Mountain expired.

In February 2009, we received the notice of completion on Tanglewood at Voss.  Accordingly, pursuant to the option agreement, we had ninety days from the delivery of the notice of completion to exercise our option to purchase the completed property.  We have waived our rights to purchase the property.  Therefore, the general partner and mezzanine borrower at its sole discretion may elect to exercise its put option requiring us to purchase the property within 120 days upon the delivery of a written notice.  In July 2010, we agreed to an extension of the put option agreement that extends the date through which the general partner and mezzanine borrower may elect to exercise the put option through August 22, 2010.  As of June 30, 2010, the general partner and mezzanine borrower have not elected to provide us with the put notice.  However, we are working with the general partner and mezzanine borrower to acquire Tanglewood at Voss.

Based on our evaluation, we have determined that these entities meet the criteria of VIEs under GAAP and, prior to January 1, 2010, we were the primary beneficiary of these variable interest entities.  Therefore, prior to January 1, 2010, we consolidated the entities, including the related real estate assets and third-party construction financing.  As of December 31, 2009, there was $87.2 million of related real estate assets related to Tanglewood at Voss and Alexan Black Mountain, which collateralize the outstanding principal balance of the construction loans.  The third-party construction lenders have no recourse to the general credit of us, but their loans are guaranteed by the owners of the variable interest entities.  As of December 31, 2009, the outstanding principal balance under our mezzanine loans was $22.7 million, which was eliminated, along with accrued interest and loan origination fees, upon consolidation.

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

As a result of this new accounting guidance, on January 1, 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses, resulting in neither a net gain or loss as we had no equity interest in these investments.  While these entities are VIEs, we have determined that the power to direct the activities that most significantly impact the VIEs’ economic performance generally resides with the general partner and mezzanine borrowers.  Following the deconsolidation of Tanglewood at Voss and Alexan Black Mountain, our continuing involvement with these entities is limited to our mezzanine loans.  The deconsolidation did not result in either Tanglewood at Voss or Alexan Black Mountain becoming one of our related parties.

Royal Island

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas (“Royal Island”).  In December 2007, we participated in a bridge loan

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

financing arrangement and committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property.  In June 2009, we purchased the interest in the first of two superior tranches (“A-1”) for $3.1 million.  In March 2010, we purchased the interest in two notes in the second tranche (“A-2”) for $2.2 million.  The total amount outstanding to us at June 30, 2010, including accrued interest and fees, was $44.4 million (see Note 9).  Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity but that we are not the primary beneficiary because we do not have the power to direct the activities of Royal Island that most significantly affect the entity’s economic performance.  The power to direct these activities resides with the general partner.  Accordingly, we do not consolidate the Royal Island entity and instead account for our equity investment under the equity method of accounting.  At June 30, 2010, there was approximately $154.5 million of real estate assets under development related to Royal Island.

At June 30, 2010 and December 31, 2009, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows:

As of June 30, 2010

	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
Tanglewood at Voss (1)	$—	$18,265
Alexan Black Mountain (1)	—	2,540
Royal Island (2)	22,932	67,367
	$22,932	$88,172

As of December 31, 2009

	Investment in Unconsolidated VIE	Our Maximum Exposure to Loss
Royal Island (2)	$22,594	$64,661

(1)  We have no equity investment in either Tanglewood at Voss or Alexan Black Mountain. Our maximum exposure to loss is limited to the net outstanding balance of the notes receivable for Tanglewood at Voss and Alexan Black Mountain.  Prior to January 1, 2010, we consolidated Tanglewood at Voss and Alexan Black Mountain.

(2) Our maximum exposure to loss for Royal Island is limited to the investment in the unconsolidated VIE of $22.9 million and $22.6 million as of June 30, 2010 and December 31, 2009, respectively, plus the net outstanding balance of the notes receivable for Royal Island of $44.4 million and $42.1 million as of June 30, 2010 and December 31, 2009, respectively.

9.                          Notes Receivable

Chase Park Plaza Working Capital Loan

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.  At June 30, 2010, the note receivable balance was $1.9 million.

Tanglewood at Voss and Alexan Black Mountain Mezzanine Loans

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own Tanglewood at Voss and Alexan Black Mountain.  These entities also have secured construction loans with third-party lenders, with an aggregate principal amount of $68.6 million at June 30, 2010.  Our mezzanine loans are subordinate to the construction loans.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At June 30, 2010, the carrying amount of the Tanglewood at Voss mezzanine loan was $18.3 million, which includes $5.3 million of interest and fees.  The carrying amount of the Alexan Black Mountain mezzanine loan was $2.5 million, net of $11.1 million allowance for loan losses.

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

In January 2010, we collected $5.5 million in unpaid interest and fees from the borrower.  At June 30, 2010, the loan balance owed to us was $44.4 million, which includes $1.5 million of accrued interest and fees included in receivables from related parties at June 30, 2010.  We have not recorded an allowance against the recorded balance as our estimate of the fair value of the Royal Island property securing the bridge loan exceeds the current carrying value of the loan, and accordingly, we believe it is probable that all of the outstanding balance is collectible.

Current market conditions with respect to credit availability and to fundamentals within the real estate markets instill significant levels of uncertainty.  Accordingly, future adverse developments in market conditions would cause us to re-evaluate our conclusions, regarding the collectability of our notes receivable and could result in material impairment charges.

10.                   Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs to real estate under development.  During the six months ended June 30, 2010 we capitalized $2.7 million of such costs associated with real estate under development and certain investments accounted for by the equity method.  During the six months ended June 30, 2009 we capitalized $6.7 million of such costs associated with real estate under development and certain investments accounted for by the equity method, including $1.2 million in interest costs.  Capitalized interest costs include interest expense and amortization of deferred financing costs.

Certain redevelopment costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza and The Lodge & Spa at Cordillera have been capitalized to condominium inventory on our consolidated balance sheet at June 30, 2010.  During the six months ended June 30, 2010, we capitalized a total of $6 million of such costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera.  During the six months ended June 30, 2009, we capitalized a total of $5.1 million of such costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera.

11.                   Notes Payable

Our notes payable balance was $352.1 million at June 30, 2010, as compared to $429.8 million at December 31, 2009 and consists of borrowings and assumptions of debt related to our property acquisitions and our borrowings under our $75 million senior secured credit facility.  As of December 31, 2009, notes payable also included the notes payable of our mezzanine borrowers that we consolidated as variable interest entities under GAAP, Tanglewood at Voss and Alexan Black Mountain.  In the first quarter of 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain, which include the notes payable of our mezzanine borrowers totaling $68.5 million.  Each of our notes payable is collateralized by one or more of our properties.  At June 30, 2010, our notes payable interest rates ranged from

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2.1% to 6.3%, with a weighted average interest rate of approximately 3.2%.  Of our $352.1 million in notes payable at June 30, 2010, $312.8 million represented debt subject to variable interest rates.  At June 30, 2010, our notes payable have maturity dates that range from July 2010 to January 2016.  We have unconditionally guaranteed payment of the notes payable related to Frisco Square, Chase Park Plaza Hotel, Chase — Private Residences, Northborough Tower, Bent Tree Green, and Crossroads Office Park.

Santa Clara

The Santa Clara Tech Center property consists of three buildings:  the 700, 750, and 800 buildings.  The mortgage and mezzanine loans (collectively, the “Original Loans”) associated with the Santa Clara Tech Center matured on June 9, 2010.  As of the maturity date, due to ongoing negotiations with an unaffiliated third party (the “Santa Clara JV Partner”) to create the joint ventures discussed below, we had not yet reached an agreement with the lender to extend the terms of the Original Loans and accordingly, we were granted a forbearance by the lender through August 5, 2010.

On August 5, 2010, concurrent with entering into two new joint ventures with the Santa Clara JV Partner, we reached an agreement with the lender to modify and extend the Original Loans in the following manner:

•                  The agreements associated with the Original Loans were severed and replaced by new loan agreements with the same lender by bifurcating the Original Loans into two new loans (the “Replacement Loans”) such that specific debt is associated with the 700 & 750 buildings separate from debt associated with the 800 building;

•                  The new joint ventures paid down the Original Loans’ balance by an aggregate $7 million, such that the balances of the Replacement Loans at inception was an aggregate of $45.5 million;

•                  The maturity date of the Replacement Loans is June 9, 2013; and

•                  The Replacement Loans require payment of interest only until maturity at a rate equal to:

•                  Replacement mortgage loans — either (i) the greater of 1% or the 30-day LIBOR, plus 4.75% (the “LIBOR Option”), or (ii) the prime rate plus the difference between the LIBOR Option and the prime rate; and

•                  Replacement mezzanine loans — either (i) the greater of 1% or the 30-day LIBOR, plus 8.5% (the “Mezzanine LIBOR Option”), or (ii) the prime rate plus the difference between the Mezzanine LIBOR Option and the prime rate.

As of June 30, 2010, the aggregate balance due under the Original Loans was $52.5 million.  Following the August 5, 2010 modification and extension, the balance due under the Replacement Loans was an aggregate $45.5 million.  There is no penalty for prepayment of the Replacement Loans, subject to certain conditions.

Further, on August 5, 2010, we entered into the following arrangements:

•                  We sold to the Santa Clara JV Partner a 50% interest in the Santa Clara Tech Center property for cash of $8.8 million.

•                  Concurrent with the sale, we entered into two new joint venture agreements with the Santa Clara JV Partner such that one joint venture holds the 700 and 750 buildings separate from the joint venture that holds the 800 building.  We contributed our remaining 50% interest in the Santa Clara Tech Center along with $8.8 million of cash in exchange for 50% interests each of the two new joint ventures.  The Santa Clara JV Partner also contributed $8.8 million of cash and their 50% interest in the Santa Clara Tech Center in exchange for their respective 50% interests.   In addition, the Santa Clara JV Partner acquired separate preferred equity interests in the joint ventures for an aggregate of $7.5 million in cash.  The joint venture agreements specify that all future capital needs of the joint ventures are to be funded pari passu to each partner’s respective interest in the joint ventures.

Our interests in the joint ventures are noncontrolling, unconsolidated interests which we expect to account for using the equity method of accounting.  Accordingly, effective, August 5, 2010, we expect to deconsolidate the Santa Clara Tech Center property on our consolidated financial statements.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Becket House

Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  As a result of the difficult economic conditions negatively impacting both occupancy and rental rates at the Becket House, lease renewals and new leases have been executed at substantially lower rates per square foot, we were unable to meet certain financial covenants under the Becket House loan agreement as of June 30, 2010.  In addition, in 2009 and 2008, we recognized impairment charges related to our leasehold interest in Becket House of $9.9 million and $6 million, respectively.  Failure to meet the loan covenants under the loan agreement constitutes a technical default and, absent a waiver or modification of the loan agreement, the lender may accelerate maturity with any unpaid interest and principal immediately due and payable.  At June 30, 2010, the outstanding principal balance of the Becket House loan was $17.6 million.  We are currently in negotiations with the lender to waive the event of noncompliance or modify the loan agreement.  However, there are no assurances that we will be successful in our negotiations with the lender.  The Becket House loan is non-recourse to us.

Ferncroft

At Ferncroft Corporate Center (“Ferncroft”), our wholly owned eight-story office building located in Middleton, Massachusetts, our two largest tenants renewed their leases for additional terms but for a combined 60,000 square feet less than they previously occupied.  As a result of this significant decrease in occupancy we are currently operating under a cash management arrangement in accordance with Ferncroft’s $18 million CMBS mortgage loan agreement.  Accordingly, tenant rental payments are deposited in a restricted lockbox account.  Therefore, we do not have direct access to these rental payments, and the disbursement of cash from the restricted lockbox account to us is at the discretion of the loan’s servicer.  Furthermore, we have been unable to disburse cash from the restricted lockbox account to us in order to pay Ferncroft’s operating expenses.  Not paying the operating expenses as they become due constitutes an event of default under the loan agreement.  The Ferncroft loan is non-recourse to us.  We are in negotiations with the servicer and there are several potential outcomes including a loan modification for us to retain ownership in return for additional capital commitments, a sale of the property to a third-party, or a deed-in-lieu of foreclosure.  However, as of the date of this report we expect that the most likely outcome will be a deed-in-lieu of foreclosure.  We remain the title holder on Ferncroft as of June 30, 2010, and as of the date of this report.

Credit Facility

In February 2008, we entered into a senior secured revolving credit facility providing for up to $75 million of secured borrowings.  The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit.  We have unconditionally guaranteed payment of the senior secured revolving credit facility.  The availability of credit under the revolving credit facility is limited by the terms of the credit agreement.  As of June 30, 2010, the maximum availability and the outstanding balance under the revolving credit facility was $69.1 million.

The following table summarizes our contractual obligations for principal payments as of June 30, 2010:

Principal Payments Due:
July 1, 2010 - December 31, 2010	$140,739
2011	166,442
2012	8,070
2013	16,664
2014	361
Thereafter	18,883
Unamortized premium	910

$352,069

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

12.                               Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of June 30, 2010 for our consolidated properties are as follows:

Future Minimum Lease Payments
July 1, 2010 - December 31, 2010	$16,454
2011	33,066
2012	27,313
2013	23,682
2014	16,252
Thereafter	37,836

Total	$154,603

As of June 30, 2010, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Included in rental revenue for both the three and six months ended June 30, 2010 was less than $0.1 million of contingent rent.  Approximately $0.1 million of contingent rent was included in rental revenue for both the three and six months ended June 30, 2009.

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

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million and $0.2 million in prepaid expenses and other assets at June 30, 2010 and December 31, 2009, respectively.  Derivative instruments classified as liabilities were reported at their combined fair values of $1.4 million and $3.1 million in accrued and other liabilities at June 30, 2010 and December 31, 2009, respectively.  During the six months ended June 30, 2010, we recorded an unrealized gain of $0.7 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at June 30, 2010.  Unrealized losses on interest rate derivatives for the six months ended June 30, 2010 reflect a reclassification of unrealized losses from accumulated other comprehensive loss to interest expense of less than $0.1 million.

The following table summarizes the notional values of our derivative financial instruments as of June 30, 2010.  The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2010, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Maturity	Fair Value Asset / (Liability)
Cash Flow Hedges
Interest rate cap - Becket House	£12,700	5.75%	November 21, 2010	$—
Interest rate swap - Crossroads	$25,000	3.10%	November 1, 2010	$(285)

Net Investment Hedge
Foreign currency put - Central Europe Joint Venture	€17,000	€1.10	July 28, 2010	$2
Other
Interest rate swap - Chase Park Plaza Hotel	$80,594	3.82%	November 15, 2010	$(1,163)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2010 and December 31, 2009.

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2010	Fair Value at December 31, 2009	Fair Value at June 30, 2010	Fair Value at December 31, 2009
Derivatives designated as hedging instruments:

Interest rate derivative contracts	Accrued and other liabilities	$—	$—	$(285)	$(611)
Foreign exchange contracts	Prepaid expenses and other assets	2	204	—	—

Total derivatives designated as hedging instruments		$2	$204	$(285)	$(611)

Derivatives not designated as hedging instruments:

Interest rate derivative contract	Accrued and other liabilities	$—	$—	$(1,163)	$(2,470)

Total derivatives		$2	$204	$(1,448)	$(3,081)

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations as of June 30, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Three months ended June 30,		Three months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Interest rate derivative contracts	$389	$671	$—	$17	$719	$597	$45	$216

(1)  Amounts related to interest rate derivative contracts are included in interest expense.

Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009	2010	2009
Foreign exchange contracts	$(2,091)	$1,996	$—	$—	$—	$—

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009
Foreign exchange contracts	$(3,477)	$210	$—	$—	$—	$—

(1) We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
	Recognized in Income on	Three months ended June 30,		Six months ended June 30,
	Derivative	2010	2009	2010	2009
Interest rate derivative contract	Interest expense	$—	$575	$(4)	$754

Credit risk and collateral

Our credit exposure related to interest rate and foreign currency derivative instruments is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreements with the counterparty related to our interest rate caps of Santa Clara Tech Center and Chase — The Private Residences, cash deposits may be required to be posted by the counterparty whenever their credit rating falls below certain levels.  Based on our agreement with the counterparty related to our interest rate swap of Crossroads Office Park, we may be required to post cash collateral of up to $0.6 million if the lender’s obligation to lend under our senior secured credit facility is terminated or the lender ceases to be a party to the senior secured credit facility; the value of the derivative is a liability on our consolidated balance sheet.  At June 30, 2010, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.  See Notes 3 and 5 for further information on our derivative instruments.

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

Prior to April 2, 2009, our Board declared daily distributions in advance of the period to which the distributions applied and the daily distributions were paid monthly in arrears.  On April 2, 2009, our Board of Directors voted to declare distributions on a quarterly basis in arrears to generate significant cost savings to our stockholders.  On July 19, 2010, our Board authorized a quarterly distribution in the amount of $0.025 per share of common stock, which is equivalent to an annual distribution of 1% assuming a $10 price per share, payable to the common stockholders of record at the close of business on June 30, 2010.  The distribution will be paid on or before August 16, 2010.

15.  Related Party Transactions

Behringer Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with the acquisition, management, and sale of our assets.

We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred no debt financing fees for the six months ended June 30, 2010.  We incurred debt financing fees of $0.1 million for the six months ended June 30, 2009.

We pay HPT Management Services LP, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  We incurred and expensed property management fees or oversight fees totaling $0.8 million and $1 million in the six months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010, we incurred less than $0.1 million of construction management fees payable to BH Property Management.  We did not incur any construction management fees to BH Property Management for the six months ended June 30, 2009.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the six months ended June 30, 2010, we expensed $3.1 million of asset management fees.  On July 19, 2010, Behringer Opportunity Advisors I deferred until September 30, 2010, our obligation to pay certain asset management fees totaling $0.5 million recognized for the three months ended June 30, 2010.  For the six months ended June 30, 2009, we expensed $2.7 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate.

We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the six months ended June 30, 2010 and 2009, we incurred and expensed costs for administrative services totaling $1 million and $0.9 million, respectively.

At June 30, 2010, we had a payable to our advisor and its affiliates of $0.9 million.  This balance consists primarily of asset management fees and administrative service expenses payable to Behringer Opportunity Advisors I, management fees payable to BH Property Management, and other miscellaneous payables.  This payable is partially offset by a receivable from our advisor and its affiliates of less than $0.1 million, which is included in receivables from related parties at June 30, 2010.

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

On June 22, 2009, we issued options to purchase 5,000 shares of our common stock at $8.17 per share to each of our three independent directors pursuant to the Incentive Award Plan.  On July 24, 2008, we issued options to purchase 5,000 shares of our common stock at $9.50 per share to each of our three independent directors pursuant to the Incentive Award Plan.  The options issued in both 2010 and 2009 become exercisable one year after the date of grant.  As of June 30, 2010, options to purchase 69,583 shares of stock were outstanding, at a weighted average exercise price per share of $8.99.  Of these outstanding shares, 39,896 are fully vested, at a weighted average exercise price per share of $8.90.  The remaining contractual life of the outstanding options is 3.4 years.  Compensation expense associated with our Incentive Award Plan was not material for the six months ended June 30, 2010 or 2009.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

17.  Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Six months ended June 30,
	2010	2009
Supplemental disclosure:
Interest paid, net of amounts capitalized	$6,008	$6,940

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$1,239	$229
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$2,335	$2,310
Amortization of deferred financing fees in properties under development	$42	$149

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$3,815	$3,008

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

As of June 30, 2010, we had invested in 22 assets:  11 consolidated wholly owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-use property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two mezzanine loans on multifamily properties, which were consolidated prior to January 1, 2010.  Our investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Market Outlook

Beginning in 2008, the U.S. and global economies experienced a significant downturn.  This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  Due to the struggling U.S. and global economies, overall demand across most real estate sectors including office, hospitality, and retail remains low due to losses in the financial and professional services industries and a U.S. unemployment rate of 10% throughout much of the second half of 2009.  We believe that corresponding rental rates will also remain weak at least through the third quarter of 2010.  The national vacancy percentage for office space increased from 14.5% in the fourth quarter of 2008 to 19.6% in the first quarter of 2010.  Vacancies are expected to peak at around 20% in 2010.  Further, we believe that tenant defaults and bankruptcies are likely to increase in the short-term.  To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.

The hospitality industry continues to be negatively affected by the poor global economy.  Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States declined from 53.1% in the fourth quarter of 2008 to 51.9% in the first quarter of 2010.  The national overall Average Daily Rate (“ADR”) has also declined, from $103.43 in the fourth quarter of 2008 to $96.27 in the first quarter of 2010.  This weakening of the hospitality industry is expected to continue throughout 2010 and is not expected to recover until 2011.

In the multifamily real estate sector, a limited new supply of multifamily assets is expected in the near future.  Since high quality multifamily developments can take 18 months to 36 months to entitle, obtain necessary permits, and construct, we believe there will be an imbalance in supply and demand fundamentals for at least the next couple of years.  As the economy improves, we expect renter demand and effective rents to increase in multifamily communities.

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

Liquidity and Capital Resources

Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements), for certain ongoing costs at our development properties, for the payment of operating expenses and distributions, and for the payment of interest and principal on our outstanding indebtedness.  Generally, cash needs for items other than costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements) and ongoing costs at our development properties are expected to be met from operations and borrowings.  In August 2010, Behringer Opportunity Advisors I deferred until March 31, 2011 our obligation to pay all asset management fees accruing during the months of May 2010 through October 2010 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through October 2010.  Also in August 2010, BH Property Management deferred until March 31, 2011 our obligation to pay property management oversight fees accruing during the months of July 2010 through October 2010.

We expect to fund our short-term liquidity requirements by using the short-term borrowings and cash flow from the operations of our current investments.  Operating cash flows are expected to be flat due to rental revenue stabilizing on our operating properties combined with lower hotel revenues at The Lodge and Spa at Cordillera offset by anticipated condominium sales at The Private Residences at The Chase Park Plaza.  For both our short-term and long-term liquidity requirements, other potential future sources of capital may include proceeds from secured or unsecured debt financing, asset dispositions, reduction or elimination of the amount of distributions paid, decreases in the amount of nonessential capital expenditures, deferral of fees paid to Behringer Harvard Opportunity Advisors I, further limitation on the payment of dividend redemptions, and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Debt Financings

We may, from time to time, make mortgage, bridge, or mezzanine loans and other loans for investments or property development.  We may obtain financing at the time an investment is made or at such later time as determined to be necessary, depending on multiple factors.  Except as noted below, we believe that we were in compliance with the debt covenants under our loan agreements as of June 30, 2010.

Our notes payable decreased to $352.1 million at June 30, 2010 from $429.8 million at December 31, 2009 primarily as a result of the deconsolidation of Tanglewood at Voss and Alexan Black Mountain, effective January 1, 2010 (see Note 8 to our consolidated financial statements).  Each of our loans is secured by one or more of our properties.  At June 30, 2010, our notes payable interest rates ranged from 2.1% to 6.3%, with a weighted average interest rate of 3.2%.  Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough and Frisco Square investments require monthly payments of both principal and interest.  At June 30, 2010, our notes payable had maturity dates that range from July 2010 to January 2016.

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

Except for selected sub-markets in the multifamily sector, capitalization rates (or cap rates) for real estate properties have generally increased.  Cap rates and property prices move inversely so that an increase in cap rates should, absent an increase in property net operating income, result in a decrease in property value.  Although this development is positive for new property acquisitions, the overall impact will likely be negative for us because we believe it will further strain our ability to finance our business using existing assets and to refinance debt on our existing assets because our properties may be viewed as less valuable.

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

Santa Clara

The Santa Clara Tech Center property consists of three buildings:  the 700, 750, and 800 buildings.  The mortgage and mezzanine loans (collectively, the “Original Loans”) associated with the Santa Clara Tech Center matured on June 9, 2010.  As of the maturity date, due to ongoing negotiations with an unaffiliated third party (the “Santa Clara JV Partner”) to create the joint ventures discussed below, we had not yet reached an agreement with the lender to extend the terms of the Original Loans and accordingly, we were granted a forbearance by the lender through August 5, 2010.

On August 5, 2010, concurrent with entering into two new joint ventures with the Santa Clara JV Partner, we reached an agreement with the lender to modify and extend the Original Loans in the following manner:

•                  The agreements associated with the Original Loans were severed and replaced by new loan agreements with the same lender by bifurcating the Original Loans into two new loans (the “Replacement Loans”) such that specific debt is associated with the 700 & 750 buildings separate from debt associated with the 800 building;

•                  The new joint ventures paid down the Original Loans’ balance by an aggregate $7 million, such that the balances of the Replacement Loans at inception was an aggregate of $45.5 million;

•                  The maturity date of the Replacement Loans is June 9, 2013; and

•                  The Replacement Loans require payment of interest only until maturity at a rate equal to:

•                  Replacement mortgage loans — either (i) the greater of 1% or the 30-day LIBOR, plus 4.75% (the “LIBOR Option”), or (ii) the prime rate plus the difference between the LIBOR Option and the prime rate; and

•                  Replacement mezzanine loans — either (i) the greater of 1% or the 30-day LIBOR, plus 8.5% (the “Mezzanine LIBOR Option”), or (ii) the prime rate plus the difference between the Mezzanine LIBOR Option and the prime rate.

As of June 30, 2010, the aggregate balance due under the Original Loans was $52.5 million.  Following the August 5, 2010 modification and extension, the balance due under the Replacement Loans was an aggregate $45.5 million.  There is no penalty for prepayment of the Replacement Loans, subject to certain conditions.

Further, on August 5, 2010, we entered into the following arrangements:

•                  We sold to the Santa Clara JV Partner a 50% interest in the Santa Clara Tech Center property for cash of $8.8 million.

•                  Concurrent with the sale, we entered into two new joint venture agreements with the Santa Clara JV Partner such that one joint venture holds the 700 and 750 buildings separate from the joint venture that holds the 800 building.  We contributed our remaining 50% interest in the Santa Clara Tech Center along with $8.8 million of cash in exchange for 50% interests each of the two new joint ventures.  The Santa Clara JV Partner also contributed $8.8 million of cash and their 50% interest in the Santa Clara Tech Center in exchange for their respective 50% interests.  In addition, the Santa Clara JV Partner acquired separate preferred equity interests in the joint ventures for an aggregate of $7.5 million in cash.  The joint venture agreements specify that all future capital needs of the joint ventures are to be funded pari passu to each partner’s respective interest in the joint ventures.

Our interests in the joint ventures are noncontrolling, unconsolidated interests which we expect to account for using the equity method of accounting.  Accordingly, effective, August 5, 2010, we expect to deconsolidate the Santa Clara Tech Center property on our consolidated financial statements.

Becket House

Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  As a result of the difficult economic conditions negatively impacting both occupancy and rental rates at the Becket House, which caused lease renewals and new leases to be executed at substantially lower rates per square foot, we were unable to meet certain financial covenants under the Becket House loan agreement as of June 30, 2010.  In addition, in 2009 and 2008, we recognized impairment charges related to our leasehold interest in Becket House of $9.9 million and $6 million, respectively.  Failure to meet the loan covenants under the loan agreement constitutes a technical default and, absent a waiver or modification of the loan agreement, the lender may accelerate maturity with any unpaid interest and principal immediately due and payable.  At June 30, 2010, the outstanding principal balance of the Becket House loan was $17.6 million.  We are currently in negotiations with the lender to waive the event of noncompliance or modify the loan agreement.  However, there are no assurances that we will be successful in our negotiations with the lender.  The Becket House loan is non-recourse to us.

Ferncroft

At Ferncroft Corporate Center (“Ferncroft”), our wholly owned eight-story office building located in Middleton, Massachusetts, our two largest tenants renewed their leases for additional terms but for a combined 60,000 square feet less than they previously occupied.  As a result of this significant decrease in occupancy we are currently operating under a cash management arrangement in accordance with Ferncroft’s $18 million CMBS mortgage loan agreement.  Accordingly, tenant rental payments are deposited in a restricted lockbox account.  Therefore, we do not have direct access to these rental payments, and the disbursement of cash from the restricted lockbox account to us is at the discretion of the loan’s servicer.  Furthermore, we have been unable to disburse cash from the restricted lockbox account to us in order to pay Ferncroft’s operating expenses.  Not paying the operating expenses as they become due constitutes an event of default under the loan agreement.  The Ferncroft loan is non-recourse to us.  We are in negotiations with the servicer and there are several potential outcomes including a loan modification for us to retain ownership in return for additional capital commitments, a sale of the property to a third-party, or a deed-in-lieu of foreclosure.  However, as of the date of this report we expect that the most likely outcome will be a deed-in-lieu of foreclosure.  We remain the title holder on Ferncroft as of June 30, 2010, and as of the date of this report.

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility discussed below.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2010.  The table does not represent any extension options.

	Payments Due by Period
	July 1, 2010 - December 31, 2010	2011-2012	2013-2014	After 2014	Total
Principal payments - fixed rate debt	$144	$2,300	$17,025	$18,883	$38,352
Interest payments - fixed rate debt	1,164	4,543	2,979	1,166	9,852
Principal payments - variable rate debt	140,595	172,212	—	—	312,807
Interest payments - variable rate debt (based on rates in effect as of June 30, 2010)	3,929	2,912	—	—	6,841

Total	$145,832	$181,967	$20,004	$20,049	$367,852

Included in the $140.6 million of principal payments — variable rate debt due in 2010, is $52.5 million related to Santa Clara Tech Center.  On August 5, 2010, we reached an agreement with the lender to modify and extend the Santa Clara note payable to June 9, 2013.  Notes payable related to Chase Park Plaza Hotel of $77.5 million, and Chase — The Private Residences of $9.7 million are scheduled to mature in 2010.  The loan agreements for Chase Park Plaza Hotel and Chase — The Private Residences provide us with two one-year options to extend the maturity dates of the notes payable, subject to certain conditions.  In the second half of 2010, we expect to further pay down the outstanding balance on the note payable related to Chase — The Private Residences through proceeds from the sale of the condominium unit currently under contract or reserved as of June 30, 2010.  We are in discussions with the respective lenders to extend the maturity date or refinance these loans.  If we are unable to reach a satisfactory arrangement with the lenders or are unable to extend the maturity dates under the loan agreements, we could go into default under the respective loan agreements.  Consequently, we may seek other lenders to refinance the notes payable or seek alternative sources of funding, including the use of proceeds from the sale of our properties.

Credit Facility

On February 13, 2008, we entered into a senior secured revolving credit facility (the “Credit Agreement”) providing for up to $75 million of secured borrowings with Bank of America, as lender and administrative agent, and other lending institutions that become a party to the Credit Agreement.  The credit facility is secured by a first lien on all real property assets in a collateral pool consisting of five wholly owned properties.  Loans under the credit facility bear interest at an annual rate that is equal to a combination of (i) the LIBOR plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 1.5% to 1.7%, or (ii) the prime rate plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 0% to 0.2%.  The credit facility matures on February 13, 2011.  We have two options to extend the maturity date for a period of twelve months each upon meeting certain condition under the Credit Agreement.

We have unconditionally guaranteed payment of the senior secured revolving credit facility.  The availability of credit under the senior secured credit facility is limited by the terms of the Credit Agreement.  As of June 30, 2010, the maximum availability and outstanding balance under the senior secured credit facility was $69.1 million.  The proceeds of the senior secured credit facility have been used to fund ongoing costs at our development and operating properties and for general corporate purposes.  Our ability to fund our liquidity requirements are expected to come from the cash and cash equivalents on the consolidated balance sheet totaling $5.6 million as of June 30, 2010 and additional amounts that may become available under our senior secured credit facility.  As necessary, we may seek alternative sources of financing including using the proceeds from the sale of our properties and temporarily reducing or eliminating our quarterly distribution to achieve our investment objectives.

As of June 30, 2010, restricted cash on the consolidated balance sheet of $7.3 million includes amounts held in lockbox accounts related to Ferncroft Corporate Center of $1.1 million and amounts set aside as interest reserves totaling $3.1 million.  The remaining balance of $3.1 million includes amounts set aside related to certain operating properties for tenant improvement and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Joint Venture Indebtedness

We have noncontrolling, unconsolidated ownership investments in three properties and one investment in a joint venture consisting of 22 properties.  Our effective ownership percentages range from 30% to 50%.  We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting.  As of June 30, 2010, the aggregate debt held by unrelated parties, including both ours and our partners’ share, incurred by these ventures was approximately $147.1 million.

The table below summarizes the outstanding debt of these properties as of June 30, 2010.

	Venture	Interest Rate
	Ownership	(as of		Carrying	Maturity
Properties	%	June 30, 2010)		Amount	Date

GrandMarc at the Corner	50%	5.06%		$27,089	January 1, 2020
GrandMarc at Westberry Place	50%	4.99%		37,772	January 1, 2020
Central Europe Joint Venture	47%	2.31	%(1)	82,255	March 1, 2012(2)
Total				$147,116

(1) Represents the weighted average interest rate of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

(2) Represents the weighted average maturity date of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

Results of Operations

As of June 30, 2010, we had invested in 22 assets:  11 consolidated wholly owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-used property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two mezzanine loans on multifamily properties, which we consolidated prior to January 1, 2010.  Our investment properties are located in Arizona, California,

Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

As a result of new accounting guidance regarding the accounting and disclosure requirements for the consolidation of variable interest entities, on January 1, 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses.

Three months ended June 30, 2010 as compared to three months ended June 30, 2009

	Three months ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenue:
Rental revenue	$12,213	$15,755	$(3,542)	-22%
Hotel revenue	815	674	141	21%
Condominium sales	2,207	8,109	(5,902)	-73%
Interest income from notes receivable	476	—	476	n/a
Total revenues	$15,711	$24,538	$(8,827)	-36%

Expenses:
Property operating expenses	$5,066	$6,870	$(1,804)	-26%
Cost of condominium sales	2,417	8,178	(5,761)	-70%
Interest expense	3,555	4,057	(502)	-12%
Real estate taxes	1,934	2,125	(191)	-9%
Impairment charge	—	2,732	(2,732)	n/a
Property management fees	528	599	(71)	-12%
Asset management fees	1,641	1,441	200	14%
General and administrative	1,337	1,668	(331)	-20%
Depreciation and amortization	5,834	7,251	(1,417)	-20%
Total expenses	$22,312	$34,921	$(12,609)	-36%

Revenues.  Our total revenues decreased by $8.8 million to $15.7 million for the three months ended June 30, 2010 as compared to $24.5 million for the three months ended June 30, 2009.  The change in revenues is primarily due to:

•                  a decrease in rental revenue of $3.5 million to $12.2 million for the three months ended June 30, 2010.  The decrease in rental revenue is primarily due to $1.2 million related to the deconsolidation of Tanglewood at Voss and Alexan Black Mountain, a decrease in revenue related to Chase Park Plaza of $1.1 million, a decrease in rental revenue from Ferncroft of $0.8 million, and a decrease in revenue from Becket House of $0.4 million.  We expect rental revenue to be flat in 2010 due to slowing lease-up of available space at our operating properties and moderating rental rates on rollover of existing leases in the current weak economy;

•                  hotel revenues for the three months ended June 30, 2010 totaled $0.8 million as compared to $0.7 million for the three months ended June 30, 2009, and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera.  The increase in hotel revenues is primarily due to an increase in occupancy from 22% for 2009 to 50.5% for 2010;

•                  condominium sales of $2.2 million for the three months ended June 30, 2010 as compared to $8.1 million for the three months ended June 30, 2009.  We closed on the sale of one condominium unit at The Private Residences at The Chase Park Plaza during the three months ended June 30, 2010.  We closed on the sale of 11 condominium units at The Private Residences at The Chase Park Plaza during the three months ended June 30, 2009; and

•                  interest income from notes receivable of $0.5 million for the three months ended June 30, 2010 as compared to no interest income from notes receivable for the three months ended June 30, 2009.  This increase is due to $0.5 million earned on the Tanglewood at Voss mezzanine loan.

Property Operating Expenses.  Property operating expenses for the three months ended June 30, 2010 were $5.1 million as compared to $6.9 million for the three months ended June 30, 2009, and were comprised of operating expenses from our consolidated properties.  The decrease in property operating expenses was primarily due to $0.7 million related to reduced service charges on Becket House consistent with reduced occupancy and $0.5 million related to the deconsolidation of the Tanglewood at Voss and Alexan Black Mountain properties (see Note 8 to our consolidated financial statements).

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the three months ended June 30, 2010 were $2.4 million as compared to $8.2 million for the three months ended June 30, 2009.  The decrease is due to the sale of one condominium unit for the three months ended June 30, 2010 as compared to the sales of 11 condominium units for the three months ended June 30, 2009.

Interest Expense.  Interest expense for the three months ended June 30, 2010 was $3.6 million as compared to $4.1 million for the three months ended June 30, 2009 and was primarily due to the decrease in notes payable balances related to the deconsolidation of Tanglewood at Voss and Alexan Black Mountain (see Note 8 to our consolidated financial statements).  Our total notes payable at June 30, 2010 was $352.1 million as compared to $433.2 million at June 30, 2009.  Other items contributing to the decrease in interest expense were a decrease on the Becket House note payable of $0.3 million related to a decrease in the average interest rate, offset by an increase of $0.1 million related to a higher weighted average balance on our revolving credit facility.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended June 30, 2010 were $1.9 million as compared to $2.1 million for the three months ended June 30, 2009 and were comprised of real estate taxes from each of our consolidated properties.  The decrease in real estate taxes is primarily due to the deconsolidation of the Tanglewood at Voss and Alexan Black Mountain properties.  We expect increases in real estate taxes in the future as available space at our operating properties is leased-up.

Impairment charge.  We did not recognize any impairment charges for the three months ended June 30, 2010.  We recognized a $2.7 million non-cash impairment charge for the three months ended June 30, 2009, related to our leasehold interest, Becket House.

Property Management Fees.  Property management fees for the three months ended June 30, 2010 were $0.5 million as compared to $0.6 million for the three months ended June 30, 2009 and were comprised of fees incurred by our consolidated properties.  We expect increases in property management fees in the future as available space at our operating properties is leased-up.

Asset Management Fees.  Asset management fees for the three months ended June 30, 2010 totaled $1.6 million as compared to $1.4 million for the three months ended June 30, 2009 and were comprised of fees incurred by our consolidated properties.  We expect asset management fees to stabilize in the future.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2010 totaled $1.3 million, as compared to $1.7 million for the three months ended June 30, 2009 and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2010 was $5.8 million as compared to $7.3 million for the three months ended June 30, 2009 and was comprised of depreciation and amortization of our consolidated properties.  The decrease in depreciation and amortization expense was primarily due to the deconsolidation of the Tanglewood at Voss and Alexan Black Mountain properties (see Note 8 to our consolidated financial statements).

Six months ended June 30, 2010 as compared to six months ended June 30, 2009

	Six months ended June 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenue:
Rental revenue	$24,544	$31,581	$(7,037)	-22%
Hotel revenue	2,049	1,498	551	37%
Condominium sales	25,564	11,929	13,635	114%
Interest income from notes receivable	6,434	—	6,434	n/a
Total revenues	$58,591	$45,008	$13,583	30%

Expenses:
Property operating expenses	$10,994	$13,557	$(2,563)	-19%
Cost of condominium sales	25,937	12,020	13,917	116%
Interest expense	7,233	8,191	(958)	-12%
Real estate taxes	3,759	4,435	(676)	-15%
Impairment charge	4,230	2,732	1,498	55%
Provision for loan losses	7,136	—	7,136	n/a
Property management fees	1,087	1,199	(112)	-9%
Asset management fees	3,103	2,779	324	12%
General and administrative	2,598	2,984	(386)	-13%
Depreciation and amortization	11,582	15,014	(3,432)	-23%
Total expenses	$77,659	$62,911	$14,748	23%

Revenues.  Our total revenues increased by $13.6 million to $58.6 million for the six months ended June 30, 2010 as compared to $45 million for the six months ended June 30, 2009.  The change in revenues is primarily due to:

•                  a decrease in rental revenue of $7 million to $24.5 million for the six months ended June 30, 2010.  The decrease in rental revenue is primarily due to $2.3 million related to the deconsolidation of Tanglewood at Voss and Alexan Black Mountain, a decrease in revenue related to Chase Park Plaza of $2.1 million, a decrease in rental revenue from Ferncroft of $1.5 million, and a decrease in revenue from Becket House of $1.2 million.  We expect rental revenue to be flat in 2010 due to slowing lease-up of available space at our operating properties and moderating rental rates on rollover of existing leases in the current weak economy;

•                  hotel revenues for the six months ended June 30, 2010 totaled $2 million as compared to $1.5 million for the six months ended June 30, 2009, and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera.  The increase in hotel revenues is primarily due to an increase in occupancy from 22% for 2009 to 50.5% for 2010;

•                  condominium sales of $25.6 million for the six months ended June 30, 2010 as compared to $11.9 million for the six months ended June 30, 2009.  We closed on the sale of 12 condominium units at an average price of $2.1 million each at The Private Residences at The Chase Park Plaza during the six months ended June 30, 2010.  We closed on the sale of 16 condominium units at an average price of $0.7 million each at The Private Residences at The Chase Park Plaza during the six months ended June 30, 2009; and

•                  interest income from notes receivable of $6.4 million for the six months ended June 30, 2010 as compared to no interest income from notes receivable for the six months ended June 30, 2009.  This increase is primarily due to the $5.5 million of interest received from the Royal Island borrowers and $0.9 million earned on the Tanglewood at Voss mezzanine loan.

Property Operating Expenses.  Property operating expenses for the six months ended June 30, 2010 were $11 million as compared to $13.6 million for the six months ended June 30, 2009, and were comprised of operating expenses from our consolidated properties.  The decrease in property operating expenses was primarily due to $0.9 million related to reduced service charges on Becket House consistent with reduced occupancy and $1.1 million related to the deconsolidation of the Tanglewood at Voss and Alexan Black Mountain properties (see Note 8 to our consolidated financial statements).

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the six months ended June 30, 2010 were $25.9 million as compared to $12 million for the six months ended June 30, 2009.  We closed on the sale of 12 condominium units at an average cost of $2.1 million each at The Private Residences at The Chase Park Plaza during the six months ended June 30, 2010.  We closed on the sale of

16 condominium units at an average cost of $0.7 million each at The Private Residences at The Chase Park Plaza during the six months ended June 30, 2009

Interest Expense.  Interest expense for the six months ended June 30, 2010 was $7.2 million as compared to $8.2 million for the six months ended June 30, 2009 and was primarily due to the decrease in notes payable balances related to the deconsolidation of Tanglewood at Voss and Alexan Black Mountain (see Note 8 to our consolidated financial statements).  Our total notes payable at June 30, 2010 was $352.1 million as compared to $433.2 million at June 30, 2009.  Other items contributing to the decrease in interest expense were a decrease of $0.6 million related to a paydown of $8.7 million on the note payable related to Chase Park Plaza, offset by an increase of $0.3 million on The Private Residences at Chase Park Plaza due to a reduction in interest capitalization as construction of the condominiums is completed.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the six months ended June 30, 2010 were $3.8 million as compared to $4.4 million for the six months ended June 30, 2009 and were comprised of real estate taxes from each of our consolidated properties.  The decrease in real estate taxes is primarily due to the deconsolidation of the Tanglewood at Voss and Alexan Black Mountain properties.  We expect increases in real estate taxes in the future as available space at our operating properties is leased-up.

Impairment charge. We recognized a $4.2 million non-cash impairment charge during the first quarter of 2010 related to our office property, Ferncroft Corporate Center.  For the six months ended June 30, 2009, we recognized an impairment charge of $2.7 million related to our lease-hold interest, Becket House.

Provision for loan losses.  During the first quarter of 2010, we recorded a $7.1 million provision for loan losses to reflect our current estimate of potential loan loss.  The provision for loan losses relates to the Alexan Black Mountain mezzanine loan.  There were no such provisions or reserves recorded for the first or second quarter of 2009 as we did not consolidate this asset.

Property Management Fees.  Property management fees for the six months ended June 30, 2010 were $1.1 million as compared to $1.2 million for the six months ended June 30, 2009 and were comprised of fees incurred by our consolidated properties.  We expect increases in property management fees in the future as available space at our operating properties is leased-up.

Asset Management Fees.  Asset management fees for the six months ended June 30, 2010 totaled $3.1 million as compared to $2.8 million for the six months ended June 30, 2009 and were comprised of fees incurred by our consolidated properties.  We expect asset management fees to stabilize in the future.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2010 were $2.6 million as compared to $3 million for the six months ended June 30, 2009 and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2010 was $11.6 million as compared to $15 million for the six months ended June 30, 2009 and was comprised of depreciation and amortization of our consolidated properties.  The decrease in depreciation and amortization expense was primarily due a decrease in depreciation and amortization expense of $1.2 million related to a write-off at Ferncroft, and to $1.6 million related to the deconsolidation of the Tanglewood at Voss and Alexan Black Mountain properties (see Note 8 to our consolidated financial statements).

Cash Flow Analysis

Cash flows provided by operating activities for the six months ended June 30, 2010 were $17.1 million and were comprised primarily of a decrease in condominium inventory of $19.1 million, provision for loan losses of $7.1 million, an impairment charge to our Ferncroft property of $4.2 million, and depreciation and amortization expense of $10.2 million, offset by the net loss of $20.4 million, and an increase in accrued and other liabilities of $3.2 million.  Cash flows provided by operating activities for the six months ended June 30, 2009 were $5.3 million and were comprised primarily of the net loss of $19.5 million offset by a decrease in condominium inventory of $6 million and depreciation and amortization expense of $12.7 million.

Cash flows used in investing activities for the six months ended June 30, 2010 were $8 million and primarily represent investment in notes receivable of $3.3 million and capital expenditures for real estate under development of $3.7 million.  Cash flows used in investing activities for the six months ended June 30, 2009 were $23.8 million and primarily represent capital expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $9.4 million, investment in notes receivable of $5.1 million, and additions of property and equipment of $5 million.

Cash flows used in financing activities for the six months ended June 30, 2010 were $10.2 million and were comprised primarily of payments on notes payable of $21.6 million, offset by net borrowings on our senior secured revolving credit facility of $6.5 million, and proceeds from notes payable of $7 million.  Cash flows provided by financing activities for the six months ended June 30, 2009 were $13.5 million and were comprised primarily of net borrowings on our senior secured revolving credit facility of $8.6 million and proceeds from notes payable of $16.4 million, offset by payments on notes payable of $11.7 million.

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

We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income.  We believe that MFFO is helpful to our investors and our management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term, core operating activities.  We believe fluctuations in MFFO are indicative of changes in operating activities and provide comparability in evaluating our performance over time and as compared to other real estate companies that may not have acquisition activities or derivatives or be affected by impairments.

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

Our calculation of FFO and MFFO for the three and six months ended June 30, 2010 and 2009 is presented below (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(7,204)	$(11,850)	$(20,362)	$(19,503)
Net loss attributable to noncontrolling interest	237	2,756	601	5,077
Adjustments for:
Real estate depreciation and amortization per income statement	5,834	7,251	11,582	15,014
Pro rata share of unconsolidated JV depreciation and amortization (1)	1,109	1,230	2,271	2,421
Noncontrolling interest depreciation & amortization(2)	(129)	(1,022)	(261)	(2,022)

Funds from operations (FFO)	$(153)	$(1,635)	$(6,169)	$987

Other Adjustments:
Impairment charge(3)	—	2,732	4,230	2,732
Noncontrolling interest share of impairment charge	—	(546)	—	(546)
Gain on derivatives not designated as hedging instruments	—	(575)	(4)	(754)
Noncontrolling interest share of gain on derivatives not designated as hedging instruments	—	29	1	38

MFFO	$(153)	$5	$(1,942)	$2,457

GAAP weighted average shares:
Basic and diluted	56,203	55,211	56,127	55,122

MFFO per share	$0.00	$0.00	$(0.03)	$0.04

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

•                  Straight-line rental revenue of $0.5 million and $1.8 million was recognized for the three and six months ended June 30, 2010, respectively.  Straight-line rental revenue of $0.6 million and $1.1 million was recognized for the three and six months ended June 30, 2009, respectively.

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $0.7 million and $1.4 million for the three and six months ended June 30, 2010, respectively.  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $1.2 million and $2.4 million for the three and six months ended June 30, 2009, respectively.

•                  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, respectively.  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 209, respectively.

•                  Amortization of deferred financing costs of $0.7 million and $1.4 million was recognized as interest expense for mortgages and notes payable for the three and six months ended June 30, 2010, respectively; and $0.2 million and $0.4 million was recognized as a reduction of interest income for the three and six months ended June 30, 2010, respectively.  Amortization of deferred financing costs of $0.8 million and $1.6 million was recognized as interest expense for mortgages and notes payable for the three and six months ended June 30, 2009, respectively; and $0.2 million and $0.4 million was recognized as a reduction of interest income for the three and six months ended June 30, 2009, respectively.

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

Cash amounts distributed to stockholders during the six months ended June 30, 2010 was $1.8 million.  For the six months ended June 30, 2010, cash flows provided by operating activities was $16.5 million.  Accordingly, for the six months ended June 30, 2010, cash flow from operations exceeded cash amounts distributed to stockholders by $14.7 million.  Cash amounts distributed to stockholders during the six months ended June 30, 2009 were $1.4 million.  For the six months ended June 30, 2009, cash flows provided by operating activities were $5.3 million.  Accordingly, for the six months ended June 30, 2009, cash flow from operations exceeded cash amounts distributed to stockholders by $3.9 million.

The following are the distributions paid and declared for the three and six months ended June 30, 2010 and 2009.

				Total	Declared
	Distributions Paid			Distributions	Distribution
2010	Cash	Reinvested	Total	Declared	Per Share
Second Quarter	$460	$943	$1,403	$1,406	$0.025
First Quarter	1,316	2,872	4,188	1,405	0.025
	$1,776	$3,815	$5,591	$2,811	$0.050

				Total	Declared
	Distributions Paid			Distributions	Distribution
2009	Cash	Reinvested	Total	Declared	Per Share
Second Quarter	$372	$1,032	$1,404	—	—
First Quarter	1,047	3,017	4,064	4,070	0.075
	$1,419	$4,049	$5,468	$4,070	$0.075

On April 2, 2009, our Board of Directors voted to declare dividends on a quarterly basis rather than a monthly basis, thus generating significant administrative cost savings to our shareholders, and to determine and pay future distributions in arrears rather than in advance of the period to which they apply.  On July 19, 2010, our Board of Directors authorized a quarterly distribution in the amount of $0.025 per share of common stock, which is equivalent to an annual distribution of 1% assuming a $10 price per share.  The distribution is payable to the common stockholders of record at the close of business on June 30, 2010.  The distribution was paid on August 10, 2010.

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

Share Redemption Plan

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 30, 2009, our board of directors suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, disability or confinement to a long-term care facility.  On May 11, 2009 and November 9, 2009, our board of directors approved certain amendments to the program related to the per share redemption price.  In the second quarter ended June 30, 2010, we redeemed 52,899 shares of common stock.

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

In the first quarter of 2010, we evaluated Ferncroft Corporate Center for impairment, and accordingly, recognized a $4.2 million impairment charge for the three months ended March 31, 2010.  No impairment charges were recognized in the second quarter of 2010.

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

In the first quarter of 2010, we recorded a reserve for loan losses totaling $11.1 million related to the mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our consolidated statement of operations and comprehensive loss, for the three months ended March 31, 2010, and the remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our consolidated statement of equity for the six months ended June 30, 2010.  There was no such provision or reserve recorded for the three months ended June 30, 2010.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risk

For our net investments in foreign real estate properties, we use British pound and Euro foreign currency forward exchange contracts and foreign currency put/call options to eliminate the impact of foreign currency movements on our financial position.  At June 30, 2010, our foreign currency derivative contracts were reported at their fair value of less than $0.1 million within prepaid expenses and other assets in our consolidated balance sheet.  A 10% increase in the respective forward foreign currency - US dollar exchange rate would result in a less than $0.1 million decrease in fair value.  A 10% decrease in the respective forward foreign currency - US dollar exchange rate would result in a $0.3 million increase in fair value.

We maintain less than $0.1 million in Euro-denominated accounts at European financial institutions.  Accordingly, we are not materially exposed to any significant foreign currency fluctuations related to these accounts.  We do not enter into derivatives for trading or speculative purposes, nor do we maintain any market risk sensitive instruments for trading or speculative purposes.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $352.1 million in notes payable at June 30, 2010, $312.8 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $0.6 million.

At June 30, 2010, interest rate swaps classified as liabilities were reported at their combined fair values of $1.4 million in other liabilities at June 30, 2010.  A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $1 million net increase in the fair value of our interest rate caps and swaps.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

During the period covered by this quarterly report, there were no material developments related to the legal proceedings related to the Skokoses disclosed in our quarterly report for the period ended March 31, 2010.

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

During the second quarter ended June 30, 2010, we redeemed shares as follows:

2010	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April	—	$—	—
May	52,899	$8.03	52,899		(1)
June	—	$—	—

	52,899	$8.03	52,899		(1)

(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    (Removed and Reserved)

Item 5.                    Other Information.

On August 9, 2010, we entered into a letter agreement with Behringer Harvard Opportunity Advisors I pursuant to which Behringer Harvard Opportunity Advisors I deferred until March 31, 2011 our obligation to pay all asset management fees accruing during the months of May 2010 through October 2010 and all debt financing fees and expense reimbursements accruing during the months of July through October 2010.

In addition, on August 9, 2010, we entered into a letter agreement with HPT Management Services, LLC (“HPT”), Behringer Harvard Real Estate Services, LLC (“BHRES”) and Behringer Harvard Opportunity Management Services, LLC (“BHOMS” and collectively with HPT and BHRES, “BH Property Management”) and our operating partnership, Behringer Harvard Opportunity OP I LP, pursuant to which BH Property Management deferred until March 31, 2011 our obligation to pay property management oversight fees accruing during the months of July 2010 through October 2010.

Item 6.                    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: August 12, 2010	By:	/s/ Gary S. Bresky
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

10.1

Letter Agreement, dated July 19, 2010, between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity Advisors I, LLC (previously filed in and incorporated by reference to Form 8-K filed on July 22, 2010)

10.2*	Letter Agreement, dated August 9, 2010, between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity Advisors I, LLC

10.3*

Letter Agreement, dated August 9, 2010, between Behringer Harvard Opportunity REIT I, Inc., HPT Management Services, LLC, Behringer Harvard Real Estate Services, LLC, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Opportunity OP I, LP

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