Form 10-Q/A
period 2010-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2010-08-25
CIK 1308711

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Registrant's Telephone Number, Including Area Code: (866) 655-3600

None
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of July 30, 2010, the Registrant had 56,195,575 shares of common stock outstanding.

 EXPLANATORY NOTE

        Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the "Company," "we," "us," or "our") filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the U.S. Securities and Exchange Commission (the "SEC") on August 13, 2010 (the "Original Filing"). The Original Filing included a discussion of our funds from operations ("FFO") and modified funds from operations ("MFFO") in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." After the Original Filing was made, we discovered that we had not included in the impairment charges and provision for loan losses added back to determine MFFO for the six months ended June 30, 2010 an approximate $7,136,000 provision for loan loss incurred in the first quarter of 2010 to determine MFFO for the six months ended June 30, 2010. The Original Filing incorrectly reported MFFO and MFFO per share of approximately $(1,942,000) and $(0.03), respectively, for the six months ended June 30, 2010. The correct amounts are approximately $5,194,000 of MFFO and MFFO per share of $0.09.

        We are amending the Original Filing to correct this error in the "Funds from Operations and Modified Funds from Operations" subsection of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" by restating that subsection in its entirety. We are not amending any other part of the Original Filing. This amendment speaks as of the date of the Original Filing.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and the notes thereto.

Forward-Looking Statements

        Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. and our subsidiaries (which may be referred to herein as the "Company," "we," "us" or "our"), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock and other matters. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements.

        These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010 and the factors described below:

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

        Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management's view only as of the date of this Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

  Santa Clara

        The Santa Clara Tech Center property consists of three buildings: the 700, 750, and 800 buildings. The mortgage and mezzanine loans (collectively, the "Original Loans") associated with the Santa Clara Tech Center matured on June 9, 2010. As of the maturity date, due to ongoing negotiations with an unaffiliated third party (the "Santa Clara JV Partner") to create the joint ventures discussed below, we had not yet reached an agreement with the lender to extend the terms of the Original Loans and accordingly, we were granted a forbearance by the lender through August 5, 2010.

        On August 5, 2010, concurrent with entering into two new joint ventures with the Santa Clara JV Partner, we reached an agreement with the lender to modify and extend the Original Loans in the following manner:

  •
  The agreements associated with the Original Loans were severed and replaced by new loan agreements with the same lender by bifurcating the Original Loans into two new loans (the "Replacement Loans") such that specific debt is associated with the 700 & 750 buildings separate from debt associated with the 800 building;

  •
  The new joint ventures paid down the Original Loans' balance by an aggregate $7 million, such that the balances of the Replacement Loans at inception was an aggregate of $45.5 million;

  •
  The maturity date of the Replacement Loans is June 9, 2013; and

  •
  The Replacement Loans require payment of interest only until maturity at a rate equal to:

  •
  Replacement mortgage loans—either (i) the greater of 1% or the 30-day LIBOR, plus 4.75% (the "LIBOR Option"), or (ii) the prime rate plus the difference between the LIBOR Option and the prime rate; and

  •
  Replacement mezzanine loans—either (i) the greater of 1% or the 30-day LIBOR, plus 8.5% (the "Mezzanine LIBOR Option"), or (ii) the prime rate plus the difference between the Mezzanine LIBOR Option and the prime rate.

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

  •
  Concurrent with the sale, we entered into two new joint venture agreements with the Santa Clara JV Partner such that one joint venture holds the 700 and 750 buildings separate from the joint venture that holds the 800 building. We contributed our remaining 50% interest in the Santa Clara Tech Center along with $8.8 million of cash in exchange for 50% interests each of the two new joint ventures. The Santa Clara JV Partner also contributed $8.8 million of cash and their 50% interest in the Santa Clara Tech Center in exchange for their respective 50% interests. In addition, the Santa Clara JV Partner acquired separate preferred equity interests in the joint ventures for an aggregate of $7.5 million in cash. The joint venture agreements specify that all future capital needs of the joint ventures are to be funded pari passu to each partner's respective interest in the joint ventures.

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

  Ferncroft

        At Ferncroft Corporate Center ("Ferncroft"), our wholly owned eight-story office building located in Middleton, Massachusetts, our two largest tenants renewed their leases for additional terms but for a combined 60,000 square feet less than they previously occupied. As a result of this significant drop in occupancy we are currently operating under a cash management arrangement in accordance with Ferncroft's $18 million CMBS mortgage loan agreement. Accordingly, tenant rental payments are deposited in a restricted lockbox account. As such, we do not have direct access to these rental payments, and the disbursement of cash from the restricted lockbox account to us is at the discretion of the loan's servicer. Furthermore, we have been unable to disburse cash from the restricted lockbox account to us in order to pay Ferncroft's operating expenses. Not paying the operating expenses as they become due constitutes an event of default under the loan agreement. The Ferncroft loan is non-recourse to us. We are in negotiations with the servicer and there are several potential outcomes including a loan modification for us to retain ownership in return for additional capital commitments, a sale of the property to a third-party, or a deed-in-lieu of foreclosure. However, as of the date of this report we expect that the most likely outcome will be a deed-in-lieu of foreclosure. We remain the title holder on Ferncroft as of June 30, 2010, and as of the date of this report.

        One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility discussed below. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2010. The table does not represent any extension options.

	Payments Due by Period
	July 1, 2010 - December 31, 2010	2011-2012	2013-2014	After 2014	Total
Principal payments—fixed rate debt	$144	$2,300	$17,025	$18,883	$38,352
Interest payments—fixed rate debt	1,164	4,543	2,979	1,166	9,852
Principal payments—variable rate debt	140,595	172,212	—	—	312,807
Interest payments—variable rate debt (based on rates in effect as of June 30, 2010)	3,929	2,912	—	—	6,841

Total	$145,832	$181,967	$20,004	$20,049	$367,852

        Included in the $140.6 million of principal payments—variable rate debt due in 2010, is $52.5 million related to Santa Clara Tech Center. On August 5, 2010, we reached an agreement with the lender to modify and extend the Santa Clara note payable to June 9, 2013. Notes payable related to Chase Park Plaza Hotel of $77.5 million, and Chase—The Private Residences of $9.7 million are scheduled to mature in 2010. The loan agreements for Chase Park Plaza Hotel and Chase—The Private Residences provide us with two one-year options to extend the maturity dates of the notes payable, subject to certain conditions. In the second half of 2010, we expect to further pay down the outstanding balance on the note payable related to Chase—The Private Residences through proceeds from the sale of the condominium unit currently under contract or reserved as of June 30, 2010. We are in discussions with the respective lenders to extend the maturity date or refinance these loans. If we are unable to reach a satisfactory arrangement with the lenders or are unable to extend the maturity dates under the loan agreements, we could go into default under the respective loan agreements. Consequently, we may seek other lenders to refinance the notes payable or seek alternative sources of funding, including the use of proceeds from the sale of our properties.

  Credit Facility

        On February 13, 2008, we entered into a senior secured revolving credit facility (the "Credit Agreement") providing for up to $75 million of secured borrowings with Bank of America, as lender and administrative agent, and other lending institutions that become a party to the Credit Agreement. The credit facility is secured by a first lien on all real property assets in a collateral pool consisting of five wholly owned properties. Loans under the credit facility bear interest at an annual rate that is equal to a combination of (i) the LIBOR plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 1.5% to 1.7%, or (ii) the prime rate plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 0% to 0.2%. The credit facility matures on February 13, 2011. We have two options to extend the maturity date for a period of twelve months each upon meeting certain conditions per the Credit Agreement.

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

  Joint Venture Indebtedness

        We have noncontrolling, unconsolidated ownership investments in three properties and one investment in a joint venture consisting of 22 properties. Our effective ownership percentages range from 30% to 50%. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. As of June 30, 2010, the aggregate debt held by unrelated parties, including both ours and our partners' share, incurred by these ventures was approximately $147.1 million.

        The table below summarizes the outstanding debt of these properties as of June 30, 2010.

Properties	Venture Ownership %	Interest Rate (as of June 30, 2010)		Carrying Amount	Maturity Date
GrandMarc at the Corner	50%	5.06%		$27,089	January 1, 2020
GrandMarc at Westberry Place	50%	4.99%		37,772	January 1, 2020
Central Europe Joint Venture	47%	2.31	%(1)	82,255	March 1, 2012(2)

Total				$147,116

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

        General and Administrative Expenses.    General and administrative expenses for the three months ended June 30, 2010 totaled $1.3 million, as compared to $1.7 million for the three months ended June 30, 2009 and were comprised of corporate general and administrative expenses, including directors' and officers' insurance premiums, auditing fees, legal fees and other administrative expenses.

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

        General and Administrative Expenses.    General and administrative expenses for the six months ended June 30, 2010 were $2.6 million as compared to $3 million for the six months ended June 30, 2009 and were comprised of corporate general and administrative expenses, including directors' and officers' insurance premiums, auditing fees, legal fees and other administrative expenses.

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

        As explained below, management's evaluation of our operating performance excludes the items considered in the calculation of MFFO based on the following economic considerations:

  •
  Impairment charges and provision for loan losses. An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is intended to be held long-term. Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends. The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance. As required by GAAP, we evaluate notes receivable for collectability. Provision for loan losses represents a downward adjustment to the carrying amounts of notes receivable in the current period. Because MFFO excludes impairment charges and provision for loan losses, management believes MFFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than changes that may reflect only anticipated losses.

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

  •
  Acquisition-related costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for these types of investments were capitalized; however, beginning in 2009 acquisition costs related to business combinations are expensed. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.

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

        Our calculation of FFO and MFFO for the three and six months ended June 30, 2010 and 2009 is presented below (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(7,204)	$(11,850)	$(20,362)	$(19,503)
Net loss attributable to noncontrolling interest	237	2,756	601	5,077
Adjustments for:
Real estate depreciation and amortization per income statement	5,834	7,251	11,582	15,014
Pro rata share of unconsolidated JV depreciation and amortization(1)	1,109	1,230	2,271	2,421
Noncontrolling interest depreciation & amortization(2)	(129)	(1,022)	(261)	(2,022)

Funds from operations (FFO)	$(153)	$(1,635)	$(6,169)	$987

Other Adjustments:
Impairment charge and provision for loan loss	—	2,732	11,366	2,732
Noncontrolling interest share of impairment charge	—	(546)	—	(546)
Gain on derivatives not designated as hedging instruments	—	(575)	(4)	(754)
Noncontrolling interest share of gain on derivatives not designated as hedging instruments	—	29	1	38

MFFO	$(153)	$5	$5,194	$2,457

GAAP weighted average shares:
Basic and diluted	56,203	55,211	56,127	55,122
MFFO per share	$—	$—	$0.09	$0.04

(1)
This represents our share of depreciation and amortization expense of the properties that we account for under the equity method of accounting.

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

        The following are the distributions paid and declared for the three and six months ended June 30, 2010 and 2009.

	Distributions Paid
				Total Distributions Declared	Declared Distribution Per Share
2010	Cash	Reinvested	Total
Second Quarter	$460	$943	$1,403	$1,406	$0.025
First Quarter	1,316	2,872	4,188	1,405	0.025

	$1,776	$3,815	$5,591	$2,811	$0.050

	Distributions Paid
				Total Distributions Declared	Declared Distribution Per Share
2009	Cash	Reinvested	Total
Second Quarter	$372	$1,032	$1,404	—	—
First Quarter	1,047	3,017	4,064	4,070	0.075

	$1,419	$4,049	$5,468	$4,070	$0.075

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

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining noncancelable lease term for above-market leases, or (b) the remaining noncancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

        We also evaluate our investments in unconsolidated joint ventures at each reporting date and if we believe there is an other than temporary decline in market value we will record an impairment charge based on these evaluations. We assess potential impairment by comparing our portion of estimated future undiscounted operating cash flows expected to be generated by the joint venture over the life of the joint venture's assets to the carrying amount of the joint venture. In the event that the carrying amount exceeds our portion of estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the joint venture to its estimated fair value.

        We also evaluate our investments in notes receivable as of each reporting date. If we believe that it is probable we will not collect all principal and interest in accordance with the terms of the loans, we consider the loan impaired. When evaluating loans for potential impairment, we compare the carrying amount of the loans to the present value of future cash flows discounted at the loan's effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans. For impaired loans, a provision is made for loan losses to adjust the reserve for loan losses. The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date. The reserve is adjusted through the provision for loan losses account on our consolidated statement of operations.

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

Behringer Harvard Opportunity REIT I, Inc.
Dated: August 25, 2010	By:	/s/ GARY S. BRESKY Gary S. Bresky Chief Financial Officer (Principal Financial Officer)

 Index to Exhibits

Exhibit Number	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certifications**

*
filed herewith

**
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

QuickLinks

EXPLANATORY NOTE
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
SIGNATURE
Index to Exhibits