Form 10-Q
period 2010-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2010-11-15
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, the Registrant had 56,264,133 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2010

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2010 (1)	2009 (1)
Assets
Real estate
Land and improvements, net	$84,210	$130,254
Buildings and improvements, net	335,246	408,786
Real estate under development	37,373	20,701
Total real estate	456,829	559,741

Condominium inventory	61,638	86,485
Cash and cash equivalents	3,531	9,511
Restricted cash	3,118	8,585
Accounts receivable, net	9,264	8,169
Prepaid expenses and other assets	2,996	2,138
Leasehold interests, net	16,167	16,406
Investments in unconsolidated joint ventures	66,938	63,552
Furniture, fixtures and equipment, net	8,319	11,836
Deferred financing fees, net	2,405	3,827
Notes receivable, net	47,403	42,557
Lease intangibles, net	18,279	21,228
Other intangibles, net	7,840	8,348
Receivables from related parties	1,578	1,548
Total assets	$706,305	$843,931

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

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets - Continued

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2010 (1)	2009 (1)
Liabilities and Equity
Notes payable	$346,997	$429,787
Accounts payable	3,660	1,885
Payables to related parties	2,939	1,790
Acquired below-market leases, net	10,421	12,726
Accrued and other liabilities	20,334	23,322
Total liabilities	384,351	469,510

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,311,451 55,825,078 shares issued and outstanding at September 30, 2010, and December 31, 2009, respectively	6	6
Additional paid-in capital	501,554	497,648
Accumulated distributions and net loss	(180,086)	(115,496)
Accumulated other comprehensive loss	(3,572)	(3,412)
Total Behringer Harvard Opportunity REIT I, Inc. equity	317,902	378,746
Noncontrolling interest	4,052	(4,325)
Total equity	321,954	374,421
Total liabilities and equity	$706,305	$843,931

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

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Rental revenue	$11,468	$14,400	$34,325	$42,828
Hotel revenue	1,720	1,513	3,769	3,011
Condominium sales	664	1,964	26,228	13,893
Interest income from notes receivable	—	—	6,434	—

Total revenues	13,852	17,877	70,756	59,732

Expenses
Property operating expenses	4,909	6,223	14,398	18,266
Bad debt expense	89	10,146	366	10,489
Cost of condominium sales	773	1,983	26,710	14,003
Interest expense	3,932	4,112	10,570	11,708
Real estate taxes	1,588	1,609	5,174	5,871
Impairment charge	21,033	7,109	21,033	9,841
Provision for loan losses	—	—	7,136	—
Property management fees	589	553	1,587	1,615
Asset management fees	1,448	1,336	4,450	4,014
General and administrative	1,605	1,406	4,206	4,389
Depreciation and amortization	5,588	6,274	16,576	19,470

Total expenses	41,554	40,751	112,206	99,666

Interest income	20	40	89	119
Other income (expense), net	(72)	—	(31)	—
Loss on troubled debt restructuring	(5,036)	—	(5,036)	—

Loss from continuing operations before income taxes and equity in losses of unconsolidated joint ventures	(32,790)	(22,834)	(46,428)	(39,815)

Benefit (provision) for income taxes	(390)	(54)	(211)	(152)
Equity in losses of unconsolidated joint ventures	(2,491)	(1,059)	(4,074)	(2,640)
Loss from continuing operations	(35,671)	(23,947)	(50,713)	(42,607)

Loss from discontinued operations	(2,601)	(293)	(7,926)	(1,136)

Gain on sale of real estate	3,935	—	3,935	—

Net loss	(34,337)	(24,240)	(54,704)	(43,743)

Noncontrolling interest in continuing operations	499	3,791	1,104	8,868

Net loss attributable to common shareholders	$(33,838)	$(20,449)	$(53,600)	$(34,875)

Weighted average shares outstanding:
Basic and diluted	56,261	55,431	56,127	55,226

Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.55)	$(0.36)	$(0.81)	$(0.61)
Discontinued operations	(0.05)	(0.01)	(0.14)	(0.02)
Basic and diluted loss per share	$(0.60)	$(0.37)	$(0.95)	$(0.63)

Amounts attributable to common shareholders:
Continuing operations	$(31,237)	$(20,156)	$(45,674)	$(33,739)
Discontinued operations	(2,601)	(293)	(7,926)	(1,136)
	$(33,838)	$(20,449)	$(53,600)	$(34,875)

Comprehensive income (loss):
Net loss	$(34,337)	$(24,240)	$(54,704)	$(43,743)
Other comprehensive loss:
Foreign currency translation gain (loss)	2,306	(669)	(1,171)	879
Unrealized gain (loss) on interest rate derivatives	(336)	450	383	1,033
Reclassifications due to hedging activities	617	24	662	240
Total other comprehensive income (loss)	2,587	(195)	(126)	2,152
Comprehensive loss	(31,750)	(24,435)	(54,830)	(41,591)
Comprehensive income (loss) attributable to the noncontrolling interest	515	2,234	1,070	8,336
Comprehensive loss attributable to common shareholders	$(31,235)	$(22,201)	$(53,760)	$(33,255)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity
Balance at January 1, 2009	1,000	$—	54,836,985	$5	$489,139	$(66,085)	$(5,194)	$5,502	$423,367

Issuance of common stock, net

Redemption of common stock			(105,381)		(992)				(992)

Distributions declared on common stock						(8,210)			(8,210)

Contributions from non-controlling interest								215	215

Shares issued pursuant to Distribution Reinvestment Plan, net			786,813	1	6,996				6,997

Comprehensive loss:
Net loss						(34,875)		(8,868)	(43,743)

Other comprehensive income:
Foreign currency translation gain (loss)							465	414	879
Unrealized gains (losses) on interest rate derivatives							915	118	1,033
Reclassifications due to hedging activities							240	—	240

Total comprehensive loss								(8,336)	(41,591)

Balance at September 30, 2009	1,000	$—	55,518,417	$6	$495,143	$(109,170)	$(3,574)	$(2,619)	$379,786

Balance at January 1, 2010	1,000	$—	55,825,078	$6	$497,648	$(115,496)	$(3,412)	$(4,325)	$374,421

Cumulative effect of adoption of accounting standard						(3,995)		9,412	5,417

Issuance of common stock, net									—

Redemption of common stock			(104,557)		(839)				(839)

Distributions declared on common stock						(6,995)		(43)	(7,038)

Contributions from noncontrolling interest								78	78

Shares issued pursuant to Distribution Reinvestment Plan, net			590,930		4,745				4,745

Comprehensive loss:
Net loss						(53,600)		(1,104)	(54,704)

Other comprehensive income:
Foreign currency translation gain (loss)							(1,206)	35	(1,171)
Unrealized gains (losses) on interest rate derivatives							351	32	383
Reclassifications due to hedging activities							695	(33)	662

Total comprehensive loss								(1,070)	(54,830)

Balance at September 30, 2010	1,000	$—	56,311,451	$6	$501,554	$(180,086)	$(3,572)	$4,052	$321,954

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(54,704)	$(43,743)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	15,347	18,452
Amortization of deferred financing fees	2,078	2,365
Loss on troubled debt restructuring	5,036	—
Loss on debt extinguishment	2,253	—
Gain on sale of real estate	(3,935)	—
Impairment charge	25,263	9,841
Provision for loan losses	7,136	—
Bad debt expense	366	10,620
Equity in losses of unconsolidated joint ventures	4,074	2,640
Gain on derivatives	(2,432)	(567)
Change in accounts receivable	(2,383)	(3,462)
Change in condominium inventory	19,997	1,993
Change in prepaid expenses and other assets	(900)	1,806
Change in accounts payable	1,004	(834)
Change in accrued and other liabilities	(2,790)	3,700
Change in payables to related parties	1,157	2,098
Addition of lease intangibles	(1,447)	(1,402)
Cash provided by operating activities	15,120	3,507

Cash flows from investing activities:
Proceeds from sale of real estate	2,770	—
Investment in unconsolidated joint ventures	(2,850)	(3,331)
Capital expenditures for real estate under development	(6,990)	(9,874)
Capital expenditures for real estate under development of consolidated borrowers	—	(583)
Additions of property and equipment	(3,727)	(7,139)
Change in restricted cash	1,811	(2,735)
Cash assumed from conversion of mezzanine loan to equity	407	—
Investment in notes receivable	(3,841)	(6,495)
Proceeds from payments on note receivables	600	—
Cash used in investing activities	(11,820)	(30,157)

Cash flows from financing activities:
Financing costs	(866)	(480)
Proceeds from notes payable	7,151	18,823
Proceeds from mortgages of consolidated borrowers	—	1,700
Deposits received under sales contracts	6,025	—
Net borrowings on senior secured revolving credit facility	7,482	15,400
Payments on notes payable	(26,624)	(12,226)
Redemptions of common stock	(840)	(992)
Distributions	(2,250)	(2,611)
Contributions from noncontrolling interest holders	78	2,525
Distributions to noncontrolling interest holders	(43)	(254)
Cash provided by (used in) financing activities	(9,887)	21,885

Effect of exchange rate changes on cash and cash equivalents	1,618	(1,354)

Net change in cash and cash equivalents	(4,969)	(6,119)
Cash and cash equivalents at beginning of the period	9,511	25,260

Decrease in cash from deconsolidation due to adoption of accounting standard	(1,011)	—

Cash and cash equivalents at end of the period	$3,531	$19,141

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

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we have focused on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties.  We have also originated two mezzanine loans related to two multifamily properties.  We completed our first property acquisition in March 2006, and, as of September 30, 2010, we wholly owned ten properties and consolidated six properties through investments in joint ventures.  In addition, we are the mezzanine lender for one multifamily property.  We also have noncontrolling, unconsolidated ownership interests in four properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying consolidated balance sheet and consolidated statement of equity as of September 30, 2010, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2010 and 2009, and the consolidated statements of cash flows and equity for the nine months ended September 30, 2010 and 2009 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to fairly present our consolidated financial position as of September 30, 2010 and our consolidated results of operations, equity, and cash flows for the periods ended September 30, 2010 and 2009.  Such adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entities will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.   In the Notes to Consolidated Financial Statements, except for per share amounts, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

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

To conform to the current year presentation, which presents advertising expense as a component of property operating expense on our consolidated statements of operations and comprehensive income, we reclassified from advertising expense to property operating expense $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively.

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

The fair value of any tangible assets acquired, consisting of land, land improvements, buildings, building improvements, tenant improvements, and furniture, fixtures and equipment, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets.  Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  Furniture, fixtures, and equipment values are determined based on current reproduction or replacement cost less depreciation and other estimated allowances based on physical, functional, or economic factors.  The values of the buildings are depreciated over their respective estimated useful lives ranging from 25 years for commercial office property to 39 years for hotel/mixed-use property using the straight-line method.  Building improvements are depreciated over their estimated useful lives ranging from 7 to 25 years.  Tenant improvements are depreciated over the term of the respective leases.  Land improvements are depreciated over the

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

estimated useful life of 15 years, and furniture, fixtures, and equipment are depreciated over estimated useful lives ranging from five to seven years using the straight-line method.  Our leasehold interest is depreciated over its remaining contractual life, or approximately 99 years.

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

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of September 30, 2010, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately ten years.

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

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of September 30, 2010 is as follows:

Lease / Other Intangibles
October 1, 2010 - December 31, 2010	$313
2011	1,117
2012	848
2013	679
2014	705

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of September 30, 2010	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$375,407	$84,688	$32,698	$(20,648)	$16,861	$10,439
Less: depreciation and amortization	(40,161)	(478)	(14,419)	10,227	(694)	(2,599)

Net	$335,246	$84,210	$18,279	$(10,421)	$16,167	$7,840

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
As of December 31, 2009	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$448,121	$130,786	$34,151	$(21,392)	$16,981	$10,439
Less: depreciation and amortization	(39,335)	(532)	(12,923)	8,666	(575)	(2,091)

Net	$408,786	$130,254	$21,228	$(12,726)	$16,406	$8,348

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value.  In addition to land acquisition costs, land development costs, and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At September 30, 2010, condominium inventory consisted of $29.8 million of finished units and $31.8 million of work in progress.  As of December 31, 2009, condominium inventory consisted of $31.5 million of finished units and $55 million of work in progress.

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

The nationwide downturn in the housing and related condominium market that began during 2007 and has continued through 2010 has resulted in lower than expected sales volume and reduced selling prices, among other effects.  As a result of our evaluations, we recognized a non-cash charge of $4.8 million during the nine months ended September 30, 2010 to reduce the carrying value of condominiums at The Private Residences — Chase Park Plaza, which is classified as an impairment charge in the accompanying consolidated statement of operations.  There were no impairment charges related to our condominium inventory for the nine months ended September 30, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $6.8 million and $5.6 million as of September 30, 2010 and December 31, 2009, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $3.1 million and $2.9 million as of September 30, 2010 and December 31, 2009, respectively.  The allowance for doubtful accounts was $0.6 million and $0.3 million as of September 30, 2010 and December 31, 2009, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance, prepaid advertising, the fair value of certain derivative instruments, as well as inventory, prepaid insurance, and real estate taxes of our consolidated

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

properties.  Inventory consists of food, beverages, linens, glassware, china, and silverware and is carried at the lower of cost or market value.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years.  Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized.  Accumulated depreciation associated with our furniture, fixtures, and equipment was $7.3 million and $6.1 million as of September 30, 2010 and December 31, 2009, respectively.

Investment Impairment

For real estate we consolidate, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

During the third quarter of 2010, we evaluated certain real estate properties for impairment as a result of changes in expected holding periods.   Accordingly, we recognized an impairment charge of $1.8 million related to our Regency Center property for the nine months ended September 30, 2010.  As a result of general weakness in market rental rates and vacancies at our Crossroads property, we recognized an $8.1 million impairment charge for the nine months ended September 30, 2010.

During the first quarter of 2010, we evaluated Ferncroft Corporate Center for impairment, and, accordingly, recognized a $4.2 million impairment charge for the three months ended March 31, 2010, which is included in loss from discontinued operations on the accompanying statement of operations and other comprehensive loss for the nine months ended September 30, 2010.  On August 17, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of Ferncroft Corporate Center to the lender associated with the property and, accordingly, recognized a loss on the extinguishment of debt of $2.3 million, which is included in the loss from discontinued operations in the accompanying consolidated statement of operations and other comprehensive loss for the three and nine months ended September 30, 2010.  See Note 18.

We also evaluate our investments in unconsolidated joint ventures at each reporting date.  If we believe there is an other than temporary decline in market value, we will record an impairment charge based on these evaluations.  We assess potential impairment by comparing our portion of estimated future undiscounted operating cash flows expected to be generated by the joint venture over the life of the joint venture’s assets to the carrying amount of the joint venture.  In the event that the carrying amount exceeds our portion of estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the joint venture to its estimated fair value.

Due to uncertainties surrounding the timing of development activities at Royal Island, we recognized an impairment charge related to our unconsolidated 30.38% investment in Royal Island totaling $6.3 million for the three and nine months ended September 30, 2010.

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

In the first quarter of 2010, we recorded a reserve for loan losses totaling $11.1 million related to our mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our consolidated statement of operations and other comprehensive loss for the nine months ended September 30, 2010, and the

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our consolidated statement of equity for the nine months ended September 30, 2010.

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

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt.  Accumulated amortization of deferred financing fees was $7.7 million and $7.4 million as of September 30, 2010 and December 31, 2009, respectively.

Derivative Financial Instruments

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks and to minimize the variability caused by foreign currency translation risk related to our net investment in foreign real estate.  To accomplish these objectives, we use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR.  These instruments include LIBOR-based interest rate swaps and caps.  For our net investments in foreign real estate, we may use foreign exchange put/call options to eliminate the impact of foreign currency exchange movements on our financial position.

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

As of September 30, 2010, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.  See Notes 5 and 13 for further information regarding our derivative financial instruments.

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

The British pound is the functional currency for our Becket House investment operating in London, England and the Euro is the functional currency for the operations of our Central Europe Joint Venture.  We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period.  The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statements of equity.  The foreign currency translation adjustment was a loss of $1.2 million and a gain of $0.9 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Straight-line rental revenue of $2 million and $1.6 million was recognized in rental revenues for the nine months ended September 30, 2010 and 2009, respectively.  Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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

On May 18, 2006, the State of Texas enacted a law which replaced the existing state franchise tax with a “margin tax” effective January 1, 2007.  For both of the nine months ended September 30, 2010 and 2009, we recognized a current and deferred tax provision related to the Texas margin tax of approximately $0.2 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates.  Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date.  The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows.  For the nine months ended September 30, 2010 and 2009, we had no significant compensation cost related to our incentive award plan.

Concentration of Credit Risk

At September 30, 2010 and December 31, 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments, including the less than 1%, 5%, 6%, 9%, and 20% unaffiliated partners’ share of the equity in Rio Salado Business Center, Chase Park Plaza, The Lodge & Spa at Cordillera, Frisco Square, and Becket House, respectively.  Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets.  Our income producing properties generated 100% of our consolidated revenues for the nine months ended September 30, 2010 and 2009.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period.  As of each period ended September 30, 2010 and 2009, we had options to purchase 69,583 shares of common stock outstanding at a weighted average exercise price of $8.99.  These options are excluded from the calculation of earnings per share for the nine months ended September 30, 2010 and 2009 because the effect would be anti-dilutive.

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

In July 2010, the FASB updated accounting guidance related to receivables which requires additional disclosures about the credit quality of a company’s financing receivables and allowances for credit losses.  These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  We expect that the adoption of this update will primarily result in increased notes receivable disclosures, but will not have any other impact on our financial statements.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s performance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2010 and December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

September 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$19	$—	$19

Liabilities
Derivative financial instruments	$—	$606	$—	$606

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$204	$—	$204

Liabilities
Derivative financial instruments	$—	$3,081	$—	$3,081

Derivative financial instruments classified as assets are included in other assets on the balance sheet while derivative financial instruments classified as liabilities are included in other liabilities.  See Notes 3 and 13 for further information regarding our use of hedging instruments.

Nonrecurring Fair Value Measurements

Impairments

For the nine months ended September 30, 2010, we recorded impairment charges totaling $14.7 million related to our Regency Center, Crossroads, and The Private Residences — Chase Park Plaza properties, and a $6.3 million impairment charge to our 30.38% unconsolidated interest in Royal Island.  In addition, we recognized a provision to the reserve for loan losses of $7.1 million related to our Alexan Black Mountain note receivable for the nine months ended September 30, 2010.

The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.  This fair value estimate is considered Level 3 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010:

September 30, 2010	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(1)
Assets
Note receivable, net	$—	$—	$2,540	$2,540	$(7,136)
Land			11,625	11,625	(2,805)
Buildings and improvements, net	—	—	29,978	29,978	(6,772)
Real estate intangibles, net			2,210	2,210	(339)
Condominium inventory	—	—	44,717	44,717	(4,775)
Investment in unconsolidated joint venture			15,392	15,392	(6,342)
Total	$—	$—	$106,462	$106,462	$(28,169)

(1)  Excludes $4.2 million in impairment loss of our discontinued operations that was disposed of as of September 30, 2010.

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

As of September 30, 2010 and December 31, 2009, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $347 million and $429.8 million as of September 30, 2010 and December 31, 2009, respectively, have a fair value of approximately $351.2 million and $435.3 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps along with our foreign currency exchange forward contract are recorded at their respective fair values in prepaid expenses and other assets for those derivative instruments that have an asset balance and in other liabilities for those derivative instruments that are liabilities.  See Note 5.

The fair value estimates presented herein are based on information available to our management as of September 30, 2010 and December 31, 2009.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

7.             Real Estate Investments

As of September 30, 2010, we wholly owned ten properties and consolidated six properties through investments in joint ventures.  We are the mezzanine lender for one multifamily property which, prior to January 1, 2010, we consolidated as the primary beneficiary of the VIE (see Note 8).  In addition, we have noncontrolling, unconsolidated ownership interests in four properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

Santa Clara Tech Center

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

On August 5, 2010, we reached agreements to sell a 50% interest in the Santa Clara Tech Center to the Santa Clara JV Partner, to create two joint ventures with the Santa Clara JV Partner to own the Santa Clara Tech Center, and to sever and replace the Original Loans with new loans from the Santa Clara lender as describe below.

Further, on August 5, 2010, we entered into the following arrangements:

•                  We entered into an agreement with the Santa Clara JV Partner to sell a 50% interest in the Santa Clara Tech Center property for $8.8 million in cash;

•                  We entered into two joint ventures with the Santa Clara JV Partner so that one joint venture holds the 700 and 750 buildings (the “700/750 Joint Venture”) separately from the joint venture that holds the 800 building (the “800 Joint Venture”).  We contributed our remaining 50% interest in the Santa Clara Tech Center along with an aggregate $8.8 million of cash in exchange for 50% interests in each of the two new joint ventures.  The Santa Clara JV Partner also contributed an aggregate $8.8 million of cash and their 50% interest in the Santa Clara Tech Center in exchange for their respective 50% interests.   In addition, the Santa Clara JV Partner acquired preferred equity interests in the joint ventures for an aggregate $7.5 million in cash, which was used to pay down the Original Loans’ outstanding balance discussed below;

•                  The agreements associated with the Original Loans were severed and replaced by new loan agreements with the same lender by bifurcating the Original Loans into two new loans (the “Replacement Loans”) such that specific debt is associated with the 700 & 750 buildings separate from debt associated with the 800 building;

•                  The new joint ventures paid down the Original Loans’ balance by an aggregate $7 million, such that the balances of the Replacement Loans at inception were an aggregate of $45.5 million; and

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

•                  The capital contributed to the 700/750 Joint Venture and 800 Joint Venture will be used to construct and develop the vacant space in the 800 building as data center pods.  Accordingly, cash contributions received into the 700/750 Joint Venture were subsequently contributed to the 800 Joint Venture.

The 700/750 Joint Venture agreement provides the Santa Clara JV Partner with a put option that could require us to re-acquire the Santa Clara JV Partners’ 50% interest in the 700/750 Joint Venture at a fixed price upon satisfaction of certain conditions.  Under GAAP, the condition of retaining the substantial risk or rewards of ownership such as a put option precludes us from recognizing the sale of the 700 and 750 buildings to the Santa Clara JV Partner.  Accordingly, we will continue to reflect the assets and liabilities of the 700 and 750 buildings in our consolidated balance sheet as if a sale had not occurred.  Further, we have recognized the $6 million cash contribution received from the Santa Clara JV Partner for their respective 50% interest in the 700/750 Joint Venture as a deposit in accrued and other liabilities in our consolidated balance sheet at September 30, 2010 pending termination or cancellation of the put option or until the sale is considered consummated under GAAP.  The 800 Joint Venture agreement does not contain a put option provision.

Our interest in the 800 Joint Venture is a noncontrolling, unconsolidated interest, for which we account using the equity method of accounting.  Accordingly, effective August 5, 2010, we deconsolidated the assets and liabilities of the 800 building on our consolidated financial statements.  Further, we recognized a $3.9 million gain on deconsolidation to the equity method, of which $2.8 million relates to the remeasurement of our retained 50% interest to its fair value.

Tanglewood at Voss

In 2006, we provided secured mezzanine financing totaling $13 million to an unaffiliated third-party entity that owned and developed Tanglewood at Voss (the “Voss Developer”).  The Voss Developer also had a secured construction loan with a third-party lender, with an aggregate principal amount of up to $39.5 million.  Our mezzanine loan to the Voss Developer was subordinate to the senior construction loan.

On September 30, 2010, we reached an agreement with the Voss Developer and the third-party lender to obtain 100% fee simple interest in Tanglewood at Voss, including assumption of the senior construction loan, in exchange for the full satisfaction of our mezzanine loan balance plus accrued interest (the “Voss Transaction”).  Following the Voss Transaction, the Voss Developer does not have any continuing involvement with Tanglewood at Voss.  The receipt of Tanglewood at Voss in full satisfaction of our mezzanine loan receivable represents a troubled debt restructuring.  The carrying amount of our mezzanine loan receivable plus accrued interest at the time of the Voss Transaction was $18.3 million.

The valuation basis for the troubled debt restructuring of our mezzanine loan receivable is based on the fair value of Tanglewood at Voss, which secures the senior construction loan, less the fair value of the senior construction loan.  Accordingly, the fair value of consideration transferred in the Voss Transaction was $13.3 million resulting in a loss on troubled debt restructuring of $5 million in the accompanying consolidated statement of operations and other comprehensive loss for the three and nine months ended September 30, 2010.

In accordance with GAAP, we have accounted for the assets and liabilities of Tanglewood at Voss received in full satisfaction of our mezzanine loan receivable as if the assets had been acquired for cash.

Due to the timing of the Voss Transaction, Tanglewood at Voss did not contribute any meaningful rental revenue or earnings for the three and nine months ended September 30, 2010.  We had consolidated Tanglewood at Voss as the primary beneficiary of a VIE for the nine months ended September 30, 2009.  Consequently, the historical operations were already reported in revenue, net loss, and net loss per share for the respective period.  Therefore, we only present the following unaudited pro forma summary consolidated information as if the business combination had occurred on January 1, 2010.

Pro Forma for the Nine Months Ended September 30,
2010
Revenue	$73,003
Net income (loss)	$(55,403)
Net income (loss) per share	$(0.99)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Tanglewood at Voss to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2010.

As a result of obtaining the fee simple interest in Tanglewood at Voss, the identifiable assets acquired and liabilities assumed were measured at fair value.  In determining fair value, we obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.  During the nine months ended September 30, 2010, we incurred $0.1 million of acquisition expenses related to the Tanglewood at Voss acquisition.  The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Tanglewood at Voss
Land	$8,403
Land improvements	1,006
Building	41,895
Furniture, fixtures and equipment	448
Lease intangibles, net	1,064
Acquired below-market leases, net	(116)
Working capital (net)	68
Debt	(39,539)

Total identifiable net assets	$13,229

We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of September 30, 2010 and December 31, 2009:

		Carrying Value of Investment
Property Name	Ownership Interest	September 30, 2010	December 31, 2009
Royal Island	30.38%	$15,392	$22,594
GrandMarc at Westberry Place	50.00%	6,485	7,348
GrandMarc at the Corner	50.00%	6,037	6,559
Santa Clara 800 Joint Venture	50.00%	15,001	—
Central Europe Joint Venture	47.27%	24,023	27,051
Total		$66,938	$63,552

Due to uncertainties surrounding the timing of development activities at Royal Island, we recognized an impairment charge totaling $6.3 million related to our unconsolidated joint venture investment in Royal Island for the three and nine months ended September 30, 2010.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Our investments in unconsolidated joint ventures as of September 30, 2010 and December 31, 2009 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows:

	September 30, 2010	December 31, 2009
Real estate assets, net	$400,930	$382,061
Cash and cash equivalents	24,511	15,628
Other assets	3,452	3,528
Total assets	$428,893	$401,217

Notes payable	$262,496	$246,176
Other liabilities	23,149	19,846
Total liabilities	285,645	266,022

Equity	143,248	135,195
Total liabilities and equity	$428,893	$401,217

For the three and nine months ended September 30, 2010, we recognized $2.5 million and $4.1 million, respectively, of equity in losses.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three and nine months ended September 30, 2010 and 2009 as follows:

	Three Months Ended September 30,		NIne Months Ended September 30,
	2010	2009	2010	2009
Revenue	$5,975	$6,208	$18,386	$17,580

Operating expenses:
Operating expenses	2,793	1,816	5,569	4,888
Property taxes	199	205	610	612
Total operating expenses	2,992	2,021	6,179	5,500

Operating income	2,983	4,187	12,207	12,080

Non-operating expenses:
Depreciation and amortization	2,430	2,508	7,138	7,413
Interest and other, net	6,887	3,913	14,689	10,157
Total non-operating expenses	9,317	6,421	21,827	17,570

Net loss	$(6,334)	$(2,234)	$(9,620)	$(5,490)

Company’s share of net loss	$(2,491)	$(1,059)	$(4,074)	$(2,640)

8.         Variable Interest Entities

GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Tanglewood at Voss and Alexan Black Mountain

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own multifamily communities under development, Tanglewood at Voss and Alexan Black Mountain.  These entities also obtained construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million.  Our mezzanine loans were subordinate to the construction loans.  In addition, we

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

entered into option agreements allowing us to purchase the ownership interests in Tanglewood at Voss and Alexan Black Mountain after each project’s substantial completion and upon notification of completion from the developer.  In the second quarter of 2009, the option agreement allowing us to purchase Alexan Black Mountain expired.

Based on our evaluation, we determined that these entities met the criteria of VIEs under GAAP and, prior to January 1, 2010, we were the primary beneficiary of these variable interest entities.  Therefore, prior to January 1, 2010, we consolidated the entities, including the related real estate assets and third-party construction financing.  As of December 31, 2009, there was $87.2 million of real estate assets related to Tanglewood at Voss and Alexan Black Mountain, which collateralized the outstanding principal balance of the construction loans.  The third-party construction lenders had no recourse to our general credit, but their loans were guaranteed by the owners of the variable interest entities.  As of December 31, 2009, the outstanding principal balance under our mezzanine loans was $22.7 million, which was eliminated, along with accrued interest and loan origination fees, upon consolidation.

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

As a result of this new accounting guidance, on January 1, 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses, resulting in neither a net gain nor loss as we had no equity interest in these investments.  While the Alexan Black Mountain entity was a VIE and, through September 30, 2010, the date of the Voss Transaction, the Tanglewood at Voss entity was a VIE, we determined that the power to direct the activities that most significantly impact the VIEs economic performance generally resides with the general partner and mezzanine borrowers.  Following the deconsolidation of Alexan Black Mountain, our continuing involvement with the entity is limited to our mezzanine loan.  Prior to the Voss Transaction, our continuing involvement with Tanglewood at Voss was limited to our mezzanine loan.  The deconsolidation on January 1, 2010 did not result in either Tanglewood at Voss or Alexan Black Mountain becoming one of our related parties.

On September 30, 2010, we reached an agreement with the Voss Developer and the third-party lender to obtain 100% fee simple interest in Tanglewood at Voss, including assumption of the senior construction loan, in exchange for the full satisfaction of our mezzanine loan balance plus accrued interest. Following the Voss Transaction, the Voss Developer does not have any continuing involvement with Tanglewood at Voss and we own 100% of the equity interests.  As of September 30, 2010, we have determined that Tanglewood at Voss is no longer a VIE.  See Notes 7 and 9.

Royal Island

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas (“Royal Island”).  In December 2007, we participated in a bridge loan financing arrangement and committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property.  In June 2009, we purchased the interest in the first of two superior tranches for $3.1 million.  In March 2010, we purchased the interest in two notes in the second tranche for $2.2 million.  The total amount outstanding to us at September 30, 2010, including accrued interest and fees, was $45 million.  See Note 9.

Based on our evaluation, we have determined that the entity meets the criteria of a variable interest entity but that we are not the primary beneficiary because we do not have the power to direct the activities of Royal Island that most significantly affect the entity’s economic performance.  The power to direct these activities resides with the general partner.  Accordingly, we do not consolidate the Royal Island entity and instead account for our equity investment under the equity method of accounting.  At September 30, 2010, there was approximately $149.1 million of real estate assets related to Royal Island.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At September 30, 2010 and December 31, 2009, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows:

As of September 30, 2010

	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
Alexan Black Mountain (1)	$—	$2,540
Royal Island (2)	15,392	60,365
	$15,392	$62,905

As of December 31, 2009

	Investment in Unconsolidated VIE	Our Maximum Exposure to Loss
Royal Island (2)	$22,594	$64,661

(1)  We have no equity investment in Alexan Black Mountain.  Our maximum exposure to loss is limited to the net outstanding balance of the note receivable for Alexan Black Mountain. Prior to January 1, 2010, we consolidated Alexan Black Mountain.

(2) Our maximum exposure to loss for Royal Island is limited to the investment in the unconsolidated VIE of $15.4 million and $22.6 million as of September 30, 2010 and December 31, 2009, respectively, plus the net outstanding balance of the notes receivable for Royal Island of $45 million and $42.1 million as of September 30, 2010 and December 31, 2009, respectively.

9.         Notes Receivable

Chase Park Plaza Working Capital Loan

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza.  In conjunction with the lease agreement, we made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006.  The interest rate under the note is fixed at 5% per annum.  The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement.  Annual payments of interest only are required each December with any remaining balance payable at the maturity date.  In accordance with the hotel lease agreement, the tenant will receive a reduction in its base rental payment due in January in the amount of the interest paid on the promissory note in the previous December.  This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue.  At September 30, 2010, the note receivable balance was $1.3 million.

Tanglewood at Voss and Alexan Black Mountain Mezzanine Loans

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own Tanglewood at Voss and Alexan Black Mountain.  Alexan Black Mountain also has a secured construction loan with a third-party lender with an aggregate balance of $29 million at September 30, 2010.  Our mezzanine loan to Alexan Black Mountain is subordinate to the construction loan.  At September 30, 2010, the carrying amount of the Alexan Black Mountain mezzanine loan was $2.5 million.

On September 30, 2010, we reached an agreement with the Voss Developer and the third-party lender to obtain the 100% fee simple interest in Tanglewood at Voss including assumption of the senior construction loan in exchange for the full satisfaction of our mezzanine loan balance plus accrued interest.  Following the Voss Transaction, the Voss Developer does not have any continuing involvement with Tanglewood at Voss.  The receipt of Tanglewood at Voss in full satisfaction of our mezzanine loan receivable represents a troubled debt restructuring.  The carrying amount of our mezzanine loan receivable plus accrued interest at the time of the Voss Transaction was $18.3 million.

The valuation basis for the troubled debt restructuring of our mezzanine loan receivable is based on the fair value of Tanglewood at Voss, which secures the senior construction loan, less the fair value of the senior construction loan.  Accordingly, the fair value of consideration transferred in the Voss Transaction was $13.3 million resulting in a loss on

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

troubled debt restructuring of $5 million in the accompanying consolidated statement of operations and other comprehensive loss for the three and nine months ended September 30, 2010.

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

Under the terms of the loan documents, the bridge loan could be extended once for a period of six months upon the satisfaction of certain conditions upon notice given by the borrower by November 20, 2008 and a payment of an extension fee.  At the maturity date, not all of the conditions were satisfied and, as a result, the bridge loan went into default and became a non-earning loan.  The balance owed to us at the time of default was $37.7 million including accrued interest and fees.  Discussions between the bridge loan lenders and the borrower to complete a satisfactory workout plan have begun; however, there are no assurances that a workout plan will be completed or that the loan will be reinstated by the borrower.  Accordingly, we may seek other actions under the loan documents to protect our investment, including foreclosure, exercise of power of sale, or conveyance in satisfaction of debt.  In accordance with GAAP, from the time the loan went into default until the time that a foreclosure occurs, a satisfactory workout is completed, or the loan is reinstated by the borrower, we do not recognize interest income on the loan.

In January 2010, we collected $5.5 million in unpaid interest and fees from the borrower.  At September 30, 2010, the loan balance owed to us was $45 million, which included $1.5 million of accrued interest and fees included in receivables from related parties at September 30, 2010.  We have not recorded an allowance against the recorded balance as our estimate of the fair value of the Royal Island property securing the bridge loan exceeds the current carrying value of the loan.  Accordingly, we believe it is probable that all of the outstanding balance is collectible.

Current market conditions with respect to credit availability and to fundamentals within the real estate markets instill significant levels of uncertainty.  Accordingly, future adverse developments in market conditions would cause us to re-evaluate our conclusions regarding the collectability of our notes receivable and could result in material impairment charges.

On September 14, 2010, we entered into a forbearance agreement with the borrower pursuant to which, among other things, the borrower agreed not to contest or oppose any foreclosure, exercise of power of sale, or similar action that we may seek in order to protect our investment.  Further, the borrower agreed to fully cooperate to expedite the proceedings should we take such a course of action.

10.      Capitalized Costs

We capitalize interest, property taxes, insurance, and construction costs to real estate under development.  During the nine months ended September 30, 2010, we capitalized $6.2 million of such costs associated with real estate under development and certain investments accounted for by the equity method.  During the nine months ended September 30, 2009, we capitalized $7.1 million of such costs associated with real estate under development and certain investments accounted for by the equity method, including $1.3 million in interest costs.  Capitalized interest costs include interest expense and amortization of deferred financing costs.

Certain redevelopment costs including interest, property taxes, insurance, and construction costs associated with Chase Park Plaza and The Lodge & Spa at Cordillera have been capitalized to condominium inventory on our consolidated balance sheet at September 30, 2010.  During the nine months ended September 30, 2010, we capitalized a total of $6 million of such costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera.  During the nine months ended September 30, 2009, we capitalized a total of $11.3 million of such costs associated with the condominium redevelopment at Chase Park Plaza and The Lodge & Spa at Cordillera.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

11.      Notes Payable

The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties we consolidated at September 30, 2010 and December 31, 2009:

	September 30,	December 31,	Interest	Maturity
Description	2010	2009	Rate	Date
Chase Park Plaza Hotel	77,474	77,474	Prime Rate, or 30-day LIBOR + spread(2)(4)	11/15/10
Chase - The Private Residences	9,132	23,317	Prime Rate, or 30-day LIBOR + spread(2)(4)	11/15/10
Senior Secured Credit Facility	70,082	62,600	Prime Rate (4)	02/13/11
Becket House - RBS	18,497	18,636	90-day LIBOR + 2.5%(3)	03/09/11
Crossroads	25,316	25,023	30-day LIBOR + 2.85%(2)	06/30/11
Frisco Square I, LLC (Land)	23,218	24,503	30-day LIBOR + 4.5%(2)	07/28/11
Frisco Square II, LLC	7,801	7,856	30-day LIBOR + 3.5%(2)	07/28/11
Frisco Square III, LLC	8,515	8,515	30-day LIBOR + 3.5%(2)	07/28/11
Frisco Square IV, LLC	14,569	14,665	30-day LIBOR + 3.5%(2)	07/28/11
Bent Tree Green	6,700	6,700	Greater of 5.75% or Prime + 1%(4)	05/19/12
Tanglewood at Voss	39,539	39,539	30-day LIBOR + 1.6% (2)	08/20/12
Alexan Black Mountain (1)	—	29,000	30-day LIBOR + 3%, or Prime Rate + 2%. Floor of 5.5% (2)(4)	12/29/12
Santa Clara 700/750	20,000	—	30-day LIBOR + 4.75%(2)	06/09/13
Santa Clara 700/750	5,000	—	30-day LIBOR + 8.50%(2)	06/09/13
Santa Clara Tech Center	—	52,479	30-day LIBOR + 1.75%(2)	06/09/10
Ferncroft Corporate Center(5)	—	18,000	6.33%	09/01/13
Northborough Tower	21,154	21,480	5.67%	01/11/16
	$346,997	$429,787

(1)           We deconsolidated Alexan Black Mountain as of January 1, 2010.  See Note 8.

(2)           30-day London Interbank Offer Rate (“LIBOR”) was 0.256% at September 30, 2010.

(3)           90-day London Interbank Offer Rate (“LIBOR”) was 0.290% at September 30, 2010.

(4)           Prime rate was 3.25% at September 30, 2010.

(5)           Loan was extinguished through deed-in-lieu of foreclosure.  See Note 18.

Our notes payable balance was $347 million at September 30, 2010, as compared to $429.8 million at December 31, 2009 and consists of borrowings and assumptions of debt related to our property acquisitions and our borrowings under our $75 million senior secured credit facility.  As of December 31, 2009, notes payable also included the notes payable of our mezzanine borrowers that we consolidated as variable interest entities under GAAP, Tanglewood at Voss and Alexan Black Mountain.  In the first quarter of 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain, which include the notes payable of our mezzanine borrowers totaling $68.5 million.  Each of our notes payable is collateralized by one or more of our properties.  At September 30, 2010, our notes payable interest rates ranged from 2% to 8.8%, with a weighted average interest rate of approximately 3.4%.  Of our $347 million in notes payable at September 30, 2010, $325.8 million represented debt subject to variable interest rates.  At September 30, 2010, our notes payable had maturity dates that ranged from November 2010 to January 2016.  We have unconditionally guaranteed payment of the notes payable related to Frisco Square, Northborough Tower, Bent Tree Green, Crossroads Office Park, and Tanglewood at Voss.  We have unconditionally guaranteed 50% of the payment of the notes payable related to Chase Park Plaza Hotel and Chase — Private Residences

Our notes payable related to Chase Park Plaza Hotel, The Private Residences — Chase Park Plaza, Becket House, Crossroads, and Frisco Square properties along with our senior secured credit facility all mature within the next twelve months.  With respect to our debt due within the next twelve months, we are working with our lenders to either extend the maturity dates of the loans or refinance the loans under different terms.  We currently expect to use funds generated by our

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.

Santa Clara Tech Center

On August 5, 2010, concurrent with entering into two new joint ventures with the Santa Clara JV Partner discussed at Note 7, we reached an agreement with the lender to modify and extend Santa Clara’s Original Loans in the following manner:

•                  The agreements associated with the Original Loans were severed and replaced by new loan agreements with the same lender by bifurcating the Original Loans into two new Replacement Loans such that specific debt is associated with the 700 and 750 buildings separate from debt associated with the 800 building;

•                  The new joint ventures paid down the Original Loans’ balance by an aggregate $7 million, such that the balance of the Replacement Loans at inception was an aggregate $45.5 million, $25 million associated with the 700 and 750 buildings and $20.5 million associated with the 800 building;

•                  The maturity date of the Replacement Loans is June 9, 2013;

•                  The Replacement Loans require payment of interest only until maturity at a rate equal to:

•                  Replacement mortgage loans — either (i) the greater of 1% or the 30-day LIBOR, plus 4.75% (the “LIBOR Option”), or (ii) the prime rate plus the difference between the LIBOR Option and the prime rate; and

•                  Replacement mezzanine loans — either (i) the greater of 1% or the 30-day LIBOR, plus 8.5% (the “Mezzanine LIBOR Option”), or (ii) the prime rate plus the difference between the Mezzanine LIBOR Option and the prime rate; and

•                  There is no penalty for prepayment of the Replacement Loans, subject to certain conditions.

As further described in Note 7, we will continue to consolidate the assets and liabilities of the 700 and 750 buildings, including the Replacement Loans associated with these two buildings.  As of September 30, 2010, the aggregate balance due under the Replacement Loans associated with the 700 and 750 buildings is $25 million.

Tanglewood at Voss

On September 30, 2010, related to the Voss Transaction (described at Note 7), we assumed the outstanding senior loan in the amount of $39.5 million and extended its maturity date to August 20, 2012.   As a condition of entering into the Voss Transaction, the loan is secured by a first mortgage lien on the assets of Tanglewood at Voss and The Lodge & Spa at Cordillera, including the land, fixtures, improvements, contracts, leases, rents, and reserves.  The loan requires payment of interest at a rate equal to 30-day LIBOR plus 1.6%.  The loan requires excess cash flows, if any, of Tanglewood at Voss, to be applied first to the loan as a principal payment.  In addition, the excess cash flows, if any, of The Lodge & Spa at Cordillera, are to be applied first to the funding of a reserve account until the balance equals $0.5 million and second, to the loan as a principal payment.  We have one option to extend the maturity date one year upon meeting certain conditions.  We have unconditionally guaranteed payment of the Tanglewood at Voss loan.

Becket House

Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  As a result of the difficult economic conditions negatively impacting both occupancy and rental rates at the Becket House, lease renewals and new leases have been executed at substantially lower rates per square foot, and we were unable to meet certain financial covenants under the Becket House loan agreement as of September 30, 2010.  Failure to meet the loan covenants under the loan agreement constitutes a technical default and, absent a waiver or modification of the loan agreement, the lender may accelerate maturity with any unpaid interest and principal immediately due and payable.  At September 30, 2010, the outstanding principal balance of the Becket House loan was $18.5 million.  We are currently in negotiations with the lender to waive the event of noncompliance or modify the loan agreement.  However, there are no assurances that we will be successful in our negotiations with the lender.  The Becket House loan is non-recourse to us.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Credit Facility

In February 2008, we entered into a senior secured revolving credit facility providing for up to $75 million of secured borrowings.  The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit.  We have unconditionally guaranteed payment of the senior secured revolving credit facility.  The availability of credit under the revolving credit facility is limited by the terms of the credit agreement.  As of September 30, 2010, the maximum availability and the outstanding balance under the revolving credit facility was $70.1 million.

The following table summarizes our aggregate contractual obligations for principal payments as of September 30, 2010:

Principal Payments Due:
October 1, 2010 - December 31, 2010	$87,240
2011	168,459
2012	45,840
2013	25,341
2014	361
Thereafter	18,883
Unamortized premium	873

$346,997

12.          Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of September 30, 2010 for our consolidated properties are as follows:

Future Minimum Lease Payments
October 1, 2010 - December 31, 2010	$7,953
2011	31,113
2012	25,414
2013	22,052
2014	16,640
Thereafter	40,275

Total	$143,447

As of September 30, 2010, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Included in rental revenue for both the three and nine months ended September 30, 2010 was less than $0.1 million of contingent rent.  Approximately $0.1 million and $0.3 million of contingent rent was included in rental revenue for the three and nine months ended September 30, 2009, respectively.

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

In August 2010, we entered into two new interest rate cap agreements related to the debt on our Santa Clara 700 and 750 buildings.  In July 2010, our foreign currency put/call option related to Central Europe expired.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million and $0.2 million in prepaid expenses and other assets at September 30, 2010 and December 31, 2009, respectively.  Derivative instruments classified as liabilities were reported at their combined fair values of $0.6 million and $3.1 million in accrued and other liabilities at September 30, 2010 and December 31, 2009, respectively.  During the nine months ended September 30, 2010, we recorded an unrealized gain of $0.4 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at September 30, 2010.  Unrealized gains on interest rate derivatives for the nine months ended September 30, 2010 reflect a reclassification of $0.7 million of unrealized gains from accumulated other comprehensive loss to interest expense.

The following table summarizes the notional values of our derivative financial instruments as of September 30, 2010.  The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2010, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value	Interest Rate / Strike Rate	Maturity	Fair Value Asset / (Liability)
Cash Flow Hedges
Interest rate cap - Santa Clara 700/750	$20,000	4.00%	June 15, 2013	$15
Interest rate cap - Santa Clara 700/750	$5,000	4.00%	June 15, 2013	$4
Interest rate cap - Becket House	£12,700	5.75%	November 21, 2010	$—
Interest rate swap - Crossroads	$25,000	3.10%	November 1, 2010	$(120)

Other
Interest rate swap - Chase Park Plaza Hotel	$80,594	3.82%	November 15, 2010	$(486)

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2010 and December 31, 2009.

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2010	Fair Value at December 31, 2009	Fair Value at September 30, 2010	Fair Value at December 31, 2009
Derivatives designated as hedging instruments:

Interest rate derivative contracts	Accrued and other liabilities	$19	$—	$(120)	$(611)
Foreign exchange contracts	Prepaid expenses and other assets	—	204	—	—

Total derivatives designated as hedging instruments		$19	$204	$(120)	$(611)

Derivatives not designated as hedging instruments:

Interest rate derivative contract	Accrued and other liabilities	$—	$—	$(486)	$(2,470)

Total derivatives		$19	$204	$(606)	$(3,081)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations as of September 30, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Three months ended September 30,		Three months ended September 30,		Nine months ended September 30,		NIne months ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Interest rate derivative contracts	$(336)	$256	$617	$24	$383	$663	$662	$55

(1)        Amounts related to interest rate derivative contracts are included in interest expense.

Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009	2010	2009
Foreign exchange contracts	$(2)	$(127)	$—	$—	$—	$—

(1)   We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009	2010	2009
Foreign exchange contracts	$(10)	$(1,052)	$—	$—	$—	$—

(1) We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Income on Derivative		Amount of Gain or (Loss) Recognized in Income on Derivative
	Recognized in Income on	Three months ended September 30,		Nine months ended September 30,
	Derivative	2010	2009	2010	2009
Interest rate derivative contract	Interest expense	$(43)	$293	$343	$1,047

Credit risk and collateral

Our credit exposure related to interest rate and foreign currency derivative instruments is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreement with the counterparty related to our interest rate caps of the Santa Clara 700 and 750 buildings, cash deposits may be required to be posted by the counterparty whenever their credit rating falls below certain levels.  Based on our agreement with the counterparty related to our Crossroads Office Park interest rate swap, we may be required to post cash collateral of up to $0.6 million if the lender’s obligation to lend under our senior secured credit facility is terminated or the lender ceases to be a party to the senior secured credit facility; the value of the derivative is a liability on our consolidated balance sheet.  At September 30, 2010, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.  See Notes 3 and 5 for further information on our derivative instruments.

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

Prior to April 2, 2009, our Board declared daily distributions in advance of the period to which the distributions applied and the daily distributions were paid monthly in arrears.  On April 2, 2009, our Board of Directors voted to declare distributions on a quarterly basis in arrears to generate significant cost savings to our stockholders.  On October 18, 2010, our Board authorized a quarterly distribution in the amount of $0.025 per share of common stock, which is equivalent to an annual distribution of 1% assuming a $10 price per share, payable to the common stockholders of record at the close of business on September 30, 2010.  The distribution will be paid on or before November 16, 2010.

15.      Related Party Transactions

Behringer Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with the acquisition, management, and sale of our assets.

We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to 1% of the amount of any debt made available to us.  We incurred debt financing fees of $0.2 million for the nine months ended September 30, 2010.  We incurred debt financing fees of $0.1 million for the nine months ended September 30, 2009.

We pay HPT Management Services LP, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  We incurred and expensed property management fees or oversight fees totaling $1.2 million and $1.5 million in the nine months ended September 30, 2010 and 2009, respectively.  For each of the nine months ended September 30, 2010 and 2009, we incurred less than $0.1 million of construction management fees payable to BH Property Management.

We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate.  The fee is payable monthly in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the preceding month.  For the nine months ended September 30, 2010, we expensed $4.5 million of asset management fees.  In August 2010, Behringer Opportunity Advisors I deferred until March 31, 2011 our obligation to pay all asset management fees accruing during the months of May 2010 through October 2010 and all debt financing fees and administrative service expense reimbursements accruing during the months of July 2010 through October 2010 totaling $2.1 million.  Further, in August 2010, BH Property Management deferred until March 31, 2011 our obligation to pay property management oversight fees accruing during the months of July 2010 through October 2010 totaling $0.1 million.  For the nine months ended September 30, 2009, we expensed $4.1 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate.

We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  For the nine months ended September 30, 2010 and 2009, we incurred and expensed costs for administrative services totaling $1.4 million and $1.3 million, respectively.

At September 30, 2010, we had a payable to our advisor and its affiliates of $2.9 million.  This balance consists primarily of asset management fees and administrative service expenses payable to Behringer Opportunity Advisors I,

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

management fees payable to BH Property Management, and other miscellaneous payables.  This payable is partially offset by a receivable from our advisor and its affiliates of $0.1 million, which is included in receivables from related parties at September 30, 2010.

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

On June 22, 2009, we issued options to purchase 5,000 shares of our common stock at $8.17 per share to each of our three independent directors pursuant to the Incentive Award Plan.  On July 24, 2008, we issued options to purchase 5,000 shares of our common stock at $9.50 per share to each of our three independent directors pursuant to the Incentive Award Plan.  The options issued in 2009 became exercisable one year after the date of grant.  As of September 30, 2010, options to purchase 69,583 shares of stock were outstanding, at a weighted average exercise price per share of $8.99.  Of these outstanding shares, 39,896 are fully vested, at a weighted average exercise price per share of $8.90.  The remaining contractual life of the outstanding options is 3.1 years.  Compensation expense associated with our Incentive Award Plan was not material for the nine months ended September 30, 2010 or 2009.

17.      Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Nine months ended September 30,
	2010	2009
Supplemental disclosure:
Interest paid, net of amounts capitalized	$9,487	$10,522

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$42	$140
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$2,422	$1,123
Amortization of deferred financing fees in properties under development	$56	$218

Non-cash financing activities:
Common stock issued in distribution reinvestment plan	$4,745	$6,996

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

18.                   Discontinued Operations

During the nine months ended September 30, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our property, Ferncroft Corporate Center, to the lender associated with this property.  The results of this property is classified as discontinued operations in the accompanying consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2010 and 2009 and summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues
Rental revenue	$498	$1,548	$2,185	$4,701

Expenses
Property operating expenses	394	633	1,623	1,803
Bad debt expense	1	131	1	131
Interest expense	160	303	755	898
Real estate taxes	43	77	216	250
Impairment charge	—	—	4,230	—
Property management fees	15	59	102	197
Asset management fees	33	50	135	152
Depreciation and amortization	199	589	794	2,407
Total expenses	845	1,842	7,856	5,838

Other income (expense)	(1)	1	(2)	1
Loss on debt extinguishment	(2,253)	—	(2,253)	—

Loss from discontinued operations	$(2,601)	$(293)	$(7,926)	$(1,136)

19.                   Subsequent Events

Stock-Based Compensation

On October 18, 2010, we issued options to purchase 5,000 shares of our common stock at $8.03 per share to each of our three independent directors pursuant to the Incentive Award Plan.  The options issued become exercisable one year after the date of grant.

GrandMarc at the Corner

On October 22, 2010, we sold our 50% equity interest in the GrandMarc at the Corner, a student housing complex at the University of Virginia in Charlottesville, Virginia, to an unaffiliated third party.  The aggregate sale price for the GrandMarc at the Corner was $45.5 million.  As of the date of the sale, we no longer have any continuing involvement in the GrandMarc at the Corner.

Chase Park Plaza

On November 15, 2007, we entered into separate, secured loans with Bank of America, as lead administrative agent and lender, and other financial institutions, related to our Chase Park Plaza Hotel and The Private Residences properties, located in St. Louis, Missouri (collectively, “Chase Park Plaza”) to borrow up to an aggregate of $145 million for the redevelopment and construction of Chase Park Plaza and to repay a $55 million loan assumed at the acquisition of Chase Park Plaza.  The loans are secured by Chase Park Plaza.  We have a 95% ownership interest in Chase Park Plaza and have unconditionally guaranteed 50% of the Chase Park Plaza loans.  The loan agreements and related loan documents are collectively referred to as the Loan Agreement.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Pursuant to the terms of the Loan Agreement, the Chase Park Plaza loans matured on November 15, 2010.  We have been in negotiations with the lender to restructure and extend the loans.  However, we have not reached an agreement with the lender to restructure or extend the loans as of the maturity date resulting in an event of default under the Loan Agreement.  We are currently in communication with the lender to waive the event of default and continue negotiations to restructure the loans’ terms.  However, there are no assurances that we will be successful in our negotiations with the lender.  Accordingly, pursuant to the terms of the Loan Agreement, we are subject to: (i) an immediate increase in our financial obligation to the lender in connection with the interest rate increasing to a higher default rate; (ii) the lender foreclosing on Chase Park Plaza; and/or (iii) the lender may pursue their rights under the guaranty against us.

*****

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Company and the notes thereto:

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “REIT,” “we,” “us,” or “our”), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

As of September 30, 2010, we had invested in 22 assets including ten wholly owned properties and six consolidated properties through investments in joint ventures.  In addition, we are the mezzanine lender for one multifamily property.  We also have noncontrolling, unconsolidated ownership interests in four properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, California, Colorado, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.  During the nine months ended September 30, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of Ferncroft Corporate Center, located in Middleton, Massachusetts, to the lender associated with this property.

Market Outlook

Beginning in 2008, the U.S. and global economies experienced a significant downturn.  This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  Due to the struggling U.S. and global economies, overall demand across most real estate sectors including office, hospitality, and retail remains low due to losses in the financial and professional services industries and a U.S. unemployment rate of 10% throughout much of the second half of 2009.  We believe that corresponding rental rates will also remain weak at least through 2010.  The national vacancy percentage for office space increased from 14.5% in the fourth quarter of 2008 to 19.6% in the second quarter of 2010.  Vacancies are expected to peak at around 19.6% in 2010.  Further, we believe that tenant defaults and bankruptcies are likely to increase in the short-term.  To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.

The hospitality industry is beginning to see early signs of a recovering economy.  Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 50.6% in the fourth quarter of 2009 to 58.9% in the third quarter of 2010.  The national overall Average Daily Rate (“ADR”) has also risen, from $95.79 in the fourth quarter of 2009 to $97.89 in the third quarter of 2010.  This positive growth in the hospitality industry is expected to continue.

In the multifamily real estate sector, a limited new supply of multifamily assets is expected in the near future.  Since high quality multifamily developments can take 18 months to 36 months to entitle, obtain necessary permits, and construct, we believe there will be an imbalance in supply and demand fundamentals for at least the next couple of years.  As the economy improves, we expect renter demand and effective rents to increase in multifamily communities.  Particularly after 2010, we expect multifamily rental rates to begin to return to their pre-recession levels.

We have several projects in various stages of development including Rio Salado located in Phoenix, Arizona and The Lodge & Spa at Cordillera located in Edwards, Colorado.  Due in large part to the struggling U.S. and global economies, we have decided to defer further substantive development activities on these projects for the near term.

While it is unclear as to when the overall economy will recover, we do not expect conditions to improve significantly in the near future.  Management expects that the current volatility in the capital markets will continue, at least in the short-term.  This volatility has significantly impacted the availability of credit for borrowers.  These market conditions make it more difficult to refinance assets when their mortgages mature as well as impact our ability to access bank capital for leasing, tenant improvements, and other capital needs of our properties.  Consequently, we may seek alternative sources of financing to achieve our investment objectives, including using the proceeds from the sale of our properties, reducing or eliminating our quarterly distributions, and further limiting or suspending our share redemption program.

Strategic Asset Sales

We believe it makes economic sense to sell properties in today’s market in certain instances, such as when the value of the in-place cash flows from existing tenants is stable, predictable and attractive to potential buyers, when the property has limited or no equity with a near-term debt maturity, or when the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.

Our management has begun to review strategies to execute the original business plan for the REIT and create additional liquidity for the Company and its stockholders by identifying several distinct sub-portfolios:  a near-term disposition portfolio, a mid-term disposition portfolio, and a long-term disposition portfolio.  The near-term disposition portfolio comprised of six stabilized properties that offer the best opportunity for disposition in 2011 based on the current stability of their tenancy combined with limited lease rollover during 2011 — 2013 and one property with a near-term debt maturity that would require additional capital.  Consequently, we anticipate these properties will be disposed of during 2011.  The mid-term disposition portfolio is comprised of three stabilized properties in markets that would benefit from anticipated rental increases and improving local markets before sale and nine properties that are in various stages of working towards stabilization for an eventual disposition, which may require additional time to lease up vacancy, retain a key tenant, re-investment to create value, or the sale of condominium units or land parcels.  We anticipate completing these strategies in the 2011 — 2013 timeframe.  The long-term liquidation portfolio is comprised of three development projects and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types.  It is possible that management will invest enough additional capital in two of these sites to make them attractive to market to other developers rather than complete the original development plan.  If so, a disposition of these three assets is expected to occur by or before 2014.  Due to the nature of these various portfolios, we believe that distributions to our shareholders will occur in a phased manner and that most or all of the net proceeds from sales occurring in late 2010 or 2011 will be used to provide liquidity to refinance maturing debt, cover operating expenses, and make enhancements to portfolio properties in cases where additional investment makes sense for maximizing total stockholder value.  However, there can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve our objectives.

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

We expect to fund our short-term liquidity requirements by using short-term borrowings and cash flow from the operations of our current investments.  For both our short-term and long-term liquidity requirements, other potential sources of capital may include proceeds from secured or unsecured debt financing, asset dispositions, reduction or elimination of the amount of distributions paid, decreases in the amount of nonessential capital expenditures, deferral of fees paid to Behringer Harvard Opportunity Advisors I, further limitation on the payment of redemptions, and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

On October 22, 2010, we sold our 50% equity interest in the GrandMarc at the Corner, a student housing complex at the University of Virginia in Charlottesville, Virginia, to an unaffiliated third party.  The aggregate sale price for the GrandMarc at the Corner was $45.5 million.  Our portion of the proceeds, following the pay off of the outstanding third-party senior loan and after selling costs, was approximately $8.8 million, which will be used to fund ongoing development costs at our Frisco Square property and other operating needs.

As discussed in more detail in “Strategic Asset Sales” above, there can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve our objectives.  In addition, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.

Royal Island

On September 14, 2010, we entered into a forbearance agreement with the Royal Island borrower pursuant to which, among other things, the borrower agreed not to contest or oppose any foreclosure, exercise of power of sale, or similar action we may seek in order to protect our investment in Royal Island.  Further, the borrower agreed to fully cooperate to expedite the proceedings should we take such a course of action.

Debt Financings

One of our principal long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility discussed below.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2010.  The table does not represent any extension options (amounts in thousands).

	Payments Due by Period
	October 1, 2010 -December 31, 2010	2011-2012	2013-2014	After 2014	Total
Principal payments - fixed rate debt	$145	$623	$702	$18,883	$20,353
Interest payments - fixed rate debt	584	2,292	2,214	1,166	6,256
Principal payments - variable rate debt	87,095	213,676	25,000	—	325,771
Interest payments - variable rate debt (based on rates in effect as of September 30, 2010)	2,072	8,735	727	—	11,534

Total	$89,896	$225,326	$28,643	$20,049	$363,914

The table below provides information regarding our notes payable with scheduled maturities in the twelve months following September 30, 2010, along with extension options, if available.  Available extension options that are associated with the notes payable listed below are subject to certain conditions as required under the respective loan agreements (amounts in thousands).

Description	Balance at September 30, 2010	Maturity Date	Extension Options
Chase Park Plaza Hotel	$77,474	11/15/10	Two one-year options
Chase - The Private Residences	9,132	11/15/10	Two one-year options
Senior Secured Credit Facility	70,082	02/13/11	Two one-year options
Becket House - RBS	18,497	03/09/11	None
Crossroads	25,316	06/30/11	Two one-year options
Frisco Square I, LLC (Land)	23,218	07/28/11	One one-year option
Frisco Square II, LLC	7,801	07/28/11	Two one-year options
Frisco Square III, LLC	8,515	07/28/11	Two one-year options
Frisco Square IV, LLC	14,569	07/28/11	Two one-year options

Total due in next twelve months	$254,604

With respect to our debt due in the next twelve months, we are working with our lenders to either extend the maturity dates of the loans or refinance the loans under different terms.  We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In addition, the continued economic downturn and lack of available credit could delay or inhibit our ability to dispose of our properties in an orderly manner, or cause us to have to dispose of our properties for a lower than anticipated return.

Our notes payable decreased to $347 million at September 30, 2010 from $429.8 million at December 31, 2009 primarily as a result of the deconsolidation of Alexan Black Mountain, effective January 1, 2010 (see Note 8 to our consolidated financial statements) and the deed-in-lieu of foreclosure related to Ferncroft Corporate Center.  Each of our loans is secured by one or more of our properties.  At September 30, 2010, our notes payable interest rates ranged from 2% to 8.8%, with a weighted average interest rate of 3.4%.  Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough and Frisco Square investments require monthly payments of both principal and interest.  At September 30, 2010, our notes payable had maturity dates that range from November 2010 to January 2016.

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

Santa Clara Tech Center

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

On August 5, 2010, we reached agreements to sell a 50% interest in the Santa Clara Tech Center to the Santa Clara JV Partner, to create two joint ventures with the Santa Clara JV Partner to own the Santa Clara Tech Center, and to sever and replace the Original Loans with new loans from the Santa Clara lender as describe below.

Further, on August 5, 2010, we entered into the following arrangements:

•                  We entered into an agreement with the Santa Clara JV Partner to sell a 50% interest in the Santa Clara Tech Center property for $8.8 million in cash;

•                  We entered into two joint ventures with the Santa Clara JV Partner so that one joint venture holds the 700 and 750 buildings (the “700/750 Joint Venture”) separately from the joint venture that holds the 800 building (the “800 Joint Venture”).  We contributed our remaining 50% interest in the Santa Clara Tech Center along with an aggregate $8.8 million of cash in exchange for 50% interests in each of the two new joint ventures.  The Santa Clara JV Partner also contributed an aggregate $8.8 million of cash and their 50% interest in the Santa Clara Tech Center in exchange for their respective 50% interests.   In addition, the Santa Clara JV Partner acquired preferred equity interests in the joint ventures for an aggregate $7.5 million in cash, which was used to pay down the Original Loans’ outstanding balance discussed below;

•                  The agreements associated with the Original Loans were severed and replaced by new loan agreements with the same lender by bifurcating the Original Loans into two new loans (the “Replacement Loans”) such that the balance of the Replacement Loans at inception associated with the 700 and 750 buildings totaled $25 million and the balance associated with the 800 building totaled $20.5 million;

•                  The new joint ventures paid down the Original Loans’ balance by an aggregate $7 million, such that the balances of the Replacement Loans at inception were an aggregate of $45.5 million;

•                  The maturity date of the Replacement Loans is June 9, 2013;

•                  The Replacement Loans require payment of interest only until maturity at a rate equal to:

•                  Replacement mortgage loans — either (i) the greater of 1% or the 30-day LIBOR, plus 4.75% (the “LIBOR Option”), or (ii) the prime rate plus the difference between the LIBOR Option and the prime rate; and

•                  Replacement mezzanine loans — either (i) the greater of 1% or the 30-day LIBOR, plus 8.5% (the “Mezzanine LIBOR Option”), or (ii) the prime rate plus the difference between the Mezzanine LIBOR Option and the prime rate;

•                  There is no penalty for prepayment of the Replacement Loans, subject to certain conditions; and

•                  The capital contributed to the 700/750 Joint Venture and 800 Joint Venture will be used to construct and develop the vacant space in the 800 building as data center pods.  Accordingly, cash contributions received into the 700/750 Joint Venture were subsequently contributed to the 800 Joint Venture.

The 700/750 Joint Venture agreement provides the Santa Clara JV Partner with a put option that could require us to re-acquire the Santa Clara JV Partners’ 50% interest in the 700/750 Joint Venture at a fixed price upon satisfaction of certain conditions.  Under GAAP, the condition of retaining the substantial risk or rewards of ownership such as a put option precludes us from recognizing the sale of the 700 and 750 buildings to the Santa Clara JV Partner.  Accordingly, we will continue to reflect the assets and liabilities of the 700 and 750 buildings in our consolidated balance sheet as if a sale had not occurred.  Further, we have recognized the $6 million cash contribution received from the Santa Clara JV Partner for their respective 50% interest in the 700/750 Joint Venture as a deposit in accrued and other liabilities in our consolidated balance sheet at September 30, 2010 pending termination or cancellation of the put option or until the sale is considered consummated under GAAP.  The 800 Joint Venture agreement does not contain a put option provision.

Becket House

Our loan agreements generally stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios.  As a result of the difficult economic conditions negatively impacting both occupancy and rental rates at the Becket House, which caused lease renewals and new leases to be executed at substantially lower rates per square foot, we were unable to meet certain financial covenants under the Becket House loan agreement as of September 30, 2010.  In addition, in 2009 and 2008, we recognized impairment charges related to our leasehold interest in Becket House of $9.9 million and $6 million, respectively.  Failure to meet the loan covenants under the loan agreement constitutes a technical default and, absent a waiver or modification of the loan agreement, the lender may accelerate maturity with any unpaid interest and principal immediately due and payable.  At September 30, 2010, the outstanding principal balance of the Becket House loan was $18.5 million.  We are currently in negotiations with the lender to waive the event of noncompliance or modify the loan agreement.  However, there are no assurances that we will be successful in our negotiations with the lender. The Becket House loan is non-recourse to us.   In addition, we are evaluating alternative sources of financing for Becket House including on-going discussions with an unaffiliated third party to provide additional equity capital and restructure the existing joint venture.

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

We have unconditionally guaranteed payment of the senior secured revolving credit facility.  The availability of credit under the senior secured credit facility is limited by the terms of the Credit Agreement.  As of September 30, 2010, the maximum availability and outstanding balance under the senior secured credit facility was $70.1 million.  The proceeds of the senior secured credit facility have been used to fund ongoing costs at our development and operating properties and for general corporate purposes.

Our ability to fund our liquidity requirements are expected to come from the cash and cash equivalents on the consolidated balance sheet totaling $3.5 million as of September 30, 2010, additional amounts that may become available under our senior secured credit facility, and proceeds from the disposition of our properties.  As necessary, we may seek alternative sources of financing including using the proceeds from the sale of our properties and temporarily reducing or eliminating our quarterly distribution to achieve our investment objectives.

As of September 30, 2010, restricted cash on the consolidated balance sheet of $3.1 million includes amounts set aside as interest reserves totaling $1.1 million.  The remaining balance of $2 million includes amounts set aside related to certain operating properties for tenant improvement and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Joint Venture Indebtedness

We have noncontrolling, unconsolidated ownership investments in four properties and one investment in a joint venture consisting of 22 properties.  Our effective ownership percentages range from 30% to 50%.  We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting.  As of September 30, 2010, the aggregate debt held by unrelated parties, including both ours and our partners’ share, incurred by these ventures was approximately $177.8 million.

The table below summarizes the outstanding debt of these properties as of September 30, 2010 (amounts in thousands).

	Venture	Interest Rate
	Ownership	(as of		Carrying	Maturity
Properties	%	September 30, 2010)		Amount	Date

GrandMarc at the Corner	50%	5.07%		$26,963	January 1, 2020
GrandMarc at Westberry Place	50%	4.99%		37,594	January 1, 2020
Santa Clara 800 Joint Venture mortgage loan	50%	5.75%		10,000	June 9, 2013
Santa Clara 800 Joint Venture mezzanine loan	50%	9.50%		10,500	June 9, 2013
Central Europe Joint Venture	47%	2.43	%(1)	92,761	March 1, 2012(2)
Total				$177,818

(1)Represents the weighted average interest rate of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

(2)Represents the weighted average maturity date of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

Results of Operations

As of September 30, 2010, we had invested in 22 assets including ten wholly owned properties and six consolidated properties through investments in joint ventures.  In addition, we are the mezzanine lender for one multifamily property.  We also have noncontrolling, unconsolidated ownership interests in four properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, California, Colorado, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

As a result of new accounting guidance regarding the accounting and disclosure requirements for the consolidation of variable interest entities, on January 1, 2010, we deconsolidated the assets and liabilities of Alexan Black Mountain and Tanglewood at Voss along with the associated revenue and expenses.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

	Three months ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenue:
Rental revenue	$11,468	$14,400	$(2,932)	-20%
Hotel revenue	1,720	1,513	207	14%
Condominium sales	664	1,964	(1,300)	-66%
Total revenues	$13,852	$17,877	$(4,025)	-23%

Expenses:
Property operating expenses	$4,909	$6,223	$(1,314)	-21%
Bad debt expense	89	10,146	(10,057)	-99%
Cost of condominium sales	773	1,983	(1,210)	-61%
Interest expense	3,932	4,112	(180)	-4%
Real estate taxes	1,588	1,609	(21)	-1%
Impairment charge	21,033	7,109	13,924	196%
Property management fees	589	553	36	7%
Asset management fees	1,448	1,336	112	8%
General and administrative	1,605	1,406	199	14%
Depreciation and amortization	5,588	6,274	(686)	-11%
Total expenses	$41,554	$40,751	$803	2%

Continuing Operations

Revenues.  Our total revenues decreased by $4 million to $13.9 million for the three months ended September 30, 2010 as compared to $17.9 million for the three months ended September 30, 2009.  The change in revenues is primarily due to:

•                  a decrease in rental revenue of $2.9 million to $11.5 million for the three months ended September 30, 2010.  The decrease in rental revenue is primarily due to $1.4 million related to the deconsolidation of Tanglewood at Voss (through September 30, 2010) and Alexan Black Mountain, a decrease in revenue related to the Chase Park Plaza lease of $1.1 million, and a decrease in revenue from Becket House of $0.8 million.  We expect rental revenue to be flat in 2010 due to slowing lease-up of available space at our operating properties and moderating rental rates on rollover of existing leases in the current weak economy;

•                  hotel revenues for the three months ended September 30, 2010 totaled $1.7 million as compared to $1.5 million for the three months ended September 30, 2009, and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera.  The increase in hotel revenues is primarily due to an increase in occupancy from 42.8% for 2009 to 65% for 2010; and

•                  condominium sales of $0.7 million for the three months ended September 30, 2010 as compared to $2 million for the three months ended September 30, 2009.  We closed on the sale of one condominium unit at The Private Residences at The Chase Park Plaza during the three months ended September 30, 2010 as compared to two condominium units during the three months ended September 30, 2009.

Property Operating Expenses.  Property operating expenses for the three months ended September 30, 2010 were $4.9 million as compared to $6.2 million for the three months ended September 30, 2009, and were comprised of operating expenses from our consolidated properties.  The decrease in property operating expenses was primarily due to $0.6 million related to reduced service charges on Becket House consistent with reduced occupancy and $0.8 million related to the deconsolidation of the Tanglewood at Voss (through September 30, 2010) and Alexan Black Mountain properties.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the three months ended September 30, 2010 were $0.8 million as compared to $2 million for the three months ended September 30, 2009.  The decrease is due to the sale of one condominium unit for the three months ended September 30, 2010 as compared to the sales of two condominium units for the three months ended September 30, 2009.

Interest Expense.  Interest expense for the three months ended September 30, 2010 was $3.9 million as compared to $4.1 million for the three months ended September 30, 2009 and was primarily due to the decrease in notes payable balances related to the deconsolidation of Tanglewood at Voss (through September 30, 2010) and Alexan Black Mountain and a paydown of $8.7 million on the principal of the note related to Chase Park Plaza in December 2009.  Our total notes payable at September 30, 2010 was $347 million as compared to $441.6 million at September 30, 2009.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the three months ended September 30, 2010 and September 30, 2009 were $1.6 million and were comprised of real estate taxes from each of our consolidated properties.

Impairment charge.  We recognized impairment charges totaling $21 million related to Regency Center, Crossroads, The Private Residences — Chase Park Plaza, and to our 30.38% unconsolidated joint venture interest in Royal Island for the three months ended September 30, 2010.  We recognized a $7.1 million non-cash impairment charge for the three months ended September 30, 2009, related to our leasehold interest, Becket House.

Property Management Fees.  Property management fees for the three months ended September 30, 2010 and September 30, 2009 were $0.6 million and were comprised of fees incurred by our consolidated properties.  We expect decreases in property management fees in the future as we sell our properties.

Asset Management Fees.  Asset management fees for the three months ended September 30, 2010 totaled $1.4 million as compared to $1.3 million for the three months ended September 30, 2009 and were comprised of fees incurred by our consolidated properties.  We expect asset management fees to decrease in the future as well sell our properties.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2010 totaled $1.6 million, as compared to $1.4 million for the three months ended September 30, 2009 and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees, and other administrative expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2010 was $5.6 million as compared to $6.3 million for the three months ended September 30, 2009 and was comprised of depreciation and amortization of our consolidated properties.  The decrease in depreciation and amortization expense was primarily due to the deconsolidation of the Tanglewood at Voss (through September 30, 2010) and Alexan Black Mountain properties.

Gain on sale of real estate.  Gain on sale of real estate for the three months ended September 30, 2010 was $3.9 million and related to the sale to an unaffiliated third party of a 50% interest in one of the three buildings (the 800 building) that comprises the Santa Clara Tech Center in August 2010.  As we have a continuing involvement with the Santa Clara Tech Center buildings, the sale of a 50% interest is not considered discontinued operations.  We had no gain on sale of real estate for the three months ended September 30, 2009.

Loss on troubled debt restructuring. Loss on troubled debt restructuring for the three months ended September 30, 2010 was $5 million and related to obtaining the fee simple interest in the Tanglewood at Voss property including the assumption of the outstanding senior note payable in full satisfaction of our Tanglewood at Voss mezzanine loan receivable balance plus accrued interest totaling $18.3 million.  We had no loss on troubled debt restructuring for the three months ended September 30, 2009.

Discontinued Operations

Loss from Discontinued Operations.  During the three months ended September 30, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of Ferncroft Corporate Center to the lender associated with the property.  The loss from discontinued operations for the three months ended September 30, 2010 was $2.6 million as compared to $0.3 million for the three months ended September 30, 2009.  The loss from discontinued operations for the three months ended September 30, 2010, includes an approximately $2.3 million loss on extinguishment of debt.

Nine months ended September 30, 2010 as compared to Nine months ended September 30, 2009

	Nine months ended September 30,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenue:
Rental revenue	$34,325	$42,828	$(8,503)	-20%
Hotel revenue	3,769	3,011	758	25%
Condominium sales	26,228	13,893	12,335	89%
Interest income from notes receivable	6,434	—	6,434	n/a
Total revenues	$70,756	$59,732	$11,024	18%

Expenses:
Property operating expenses	$14,398	$18,266	$(3,868)	-21%
Bad debt expense	366	10,489	(10,123)	-97%
Cost of condominium sales	26,710	14,003	12,707	91%
Interest expense	10,570	11,708	(1,138)	-10%
Real estate taxes	5,174	5,871	(697)	-12%
Impairment charge	21,033	9,841	11,192	114%
Provision for loan losses	7,136	—	7,136	n/a
Property management fees	1,587	1,615	(28)	-2%
Asset management fees	4,450	4,014	436	11%
General and administrative	4,206	4,389	(183)	-4%
Depreciation and amortization	16,576	19,470	(2,894)	-15%
Total expenses	$112,206	$99,666	$12,540	13%

Continuing Operations

Revenues.  Our total revenues increased by $11 million to $70.8 million for the nine months ended September 30, 2010 as compared to $59.7 million for the nine months ended September 30, 2009.  The change in revenues is primarily due to:

•                  a decrease in rental revenue of $8.5 million to $34.3 million for the nine months ended September 30, 2010.  The decrease in rental revenue is primarily due to $3.7 million related to the deconsolidation of Tanglewood at Voss (through September 30, 2010) and Alexan Black Mountain, a decrease in revenue related to the Chase Park Plaza lease of $3.3 million, and a decrease in revenue from Becket House of $2 million.  We expect rental revenue to be flat in 2010 due to slowing lease-up of available space at our operating properties and moderating rental rates on rollover of existing leases in the current weak economy;

•                  hotel revenues for the nine months ended September 30, 2010 totaled $3.8 million as compared to $3 million for the nine months ended September 30, 2009, and consisted of revenues generated by the operations of The Lodge & Spa at Cordillera.  The increase in hotel revenues is primarily due to an increase in occupancy from 29.3% for 2009 to 55.7% for 2010;

•                  condominium sales of $26.2 million for the nine months ended September 30, 2010 as compared to $13.9 million for the nine months ended September 30, 2009.  We closed on the sale of 13 condominium units at an average price of $2 million each at The Private Residences at The Chase Park Plaza during the nine months ended September 30, 2010.  We closed on the sale of 19 condominium units at an average price of $0.7 million each at The Private Residences at The Chase Park Plaza during the nine months ended September 30, 2009; and

•                  interest income from notes receivable of $6.4 million for the nine months ended September 30, 2010 as compared to no interest income from notes receivable for the nine months ended September 30, 2009.  This increase is primarily due to the $5.5 million of interest received from the Royal Island borrowers and $0.9 million earned on the Tanglewood at Voss mezzanine loan.

Property Operating Expenses.  Property operating expenses for the nine months ended September 30, 2010 were $14.4 million as compared to $18.3 million for the nine months ended September 30, 2009, and were comprised of operating expenses from our consolidated properties.  The decrease in property operating expenses was primarily due to $1.6 million related to reduced service charges on Becket House consistent with reduced occupancy and $2 million related to the deconsolidation of the Tanglewood at Voss (through September 30, 2010) and Alexan Black Mountain properties.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at The Private Residences at The Chase Park Plaza, for the nine months ended September 30, 2010 were $26.7 million as compared to $14 million for the nine months ended September 30, 2009.  We closed on the sale of 13 condominium units at an average cost of $2.1 million each at The Private Residences at The Chase Park Plaza during the nine months ended September 30, 2010.  We closed on the sale of 19 condominium units at an average cost of $0.7 million each at The Private Residences at The Chase Park Plaza during the nine months ended September 30, 2009.

Interest Expense.  Interest expense for the nine months ended September 30, 2010 was $10.6 million as compared to $11.7 million for the nine months ended September 30, 2009 and was primarily due to the decrease in notes payable balances related to the deconsolidation of Tanglewood at Voss (through September 30, 2010) and Alexan Black Mountain and a paydown of $8.7 million on the principal of the note related to Chase Park Plaza in December 2009.  Our total notes payable at September 30, 2010 was $347 million as compared to $441.6 million at September 30, 2009.

Real Estate Taxes. Real estate taxes, net of amounts capitalized, for the nine months ended September 30, 2010 were $5.2 million as compared to $5.9 million for the nine months ended September 30, 2009 and were comprised of real estate taxes from each of our consolidated properties.  The decrease in real estate taxes is primarily due to the deconsolidation of the Tanglewood at Voss (through September 30, 2010) and Alexan Black Mountain properties.  We expect increases in real estate taxes in the future as available space at our operating properties is leased-up.

Impairment charge. We recognized impairment charges totaling $21 million related to Regency Center, Crossroads, The Private Residences — Chase Park Plaza, and to our 30.38% unconsolidated joint venture interest in Royal Island for the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, we recognized an impairment charge of $9.8 million related to our leasehold interest, Becket House.

Provision for loan losses.  During the first quarter of 2010, we recorded a $7.1 million provision for loan losses to reflect our current estimate of potential loan loss.  The provision for loan losses relates to the Alexan Black Mountain mezzanine loan.  There were no such provisions or reserves recorded for the first, second, or third quarters of 2009 as we did not consolidate this asset.

Property Management Fees.  Property management fees for the nine months ended September 30, 2010 and 2009 were $1.6 million and were comprised of fees incurred by our consolidated properties.  We expect decreases in property management fees in the future as we sell our properties.

Asset Management Fees.  Asset management fees for the nine months ended September 30, 2010 totaled $4.5 million as compared to $4 million for the nine months ended September 30, 2009 and were comprised of fees incurred by our consolidated properties.  We expect asset management fees to decrease in the future as we sell properties.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2010 were $4.2 million as compared to $4.4 million for the nine months ended September 30, 2009 and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, auditing fees, legal fees, and other administrative expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the nine months ended September 30, 2010 was $16.6 million as compared to $19.5 million for the nine months ended September 30, 2009 and was comprised of depreciation and amortization of our consolidated properties.  The decrease in depreciation and amortization expense was primarily due a decrease in depreciation and amortization expense of $2.4 million related to the deconsolidation of the Tanglewood at Voss (through September 30, 2010) and Alexan Black Mountain properties.

Gain on sale of real estate.  Gain on sale of real estate for the nine months ended September 30, 2010 was $3.9 million and related to the sale to an unaffiliated third party of a 50% interest in one of the three buildings (the 800 building) that comprises the Santa Clara Tech Center in August 2010.  As we have a continuing involvement with the Santa Clara Tech Center buildings, the sale of a 50% interest is not considered discontinued operations.  We had no gain on sale of real estate for the nine months ended September 30, 2009.

Loss on troubled debt restructuring. Loss on troubled debt restructuring for the nine months ended September 30, 2010 was $5 million and related to obtaining the fee simple interest in the Tanglewood at Voss property including the assumption of the outstanding senior note payable in full satisfaction of our Tanglewood at Voss mezzanine loan receivable balance plus accrued interest totaling $18.3 million.  We had no loss on troubled debt restructuring for the nine months ended September 30, 2009.

Discontinued Operations

Loss from Discontinued Operations.  During the nine months ended September 30, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of Ferncroft Corporate Center to the lender associated with the property.  The loss from discontinued operations for the nine months ended September 30, 2010 was $7.9 million as compared to a loss of $1.1 million for the nine months ended September 30, 2009.  The loss from discontinued operations for the nine months ended

September 30, 2010 includes a $2.3 million loss on extinguishment of debt and a $4.2 million impairment charge recognized in the first quarter of 2010.

Cash Flow Analysis

Cash flows provided by operating activities for the nine months ended September 30, 2010 were $15.1 million and were comprised of the change in condominium inventory of $20 million, a provision for loan losses of $7.1 million, non-cash impairment charges related to Ferncroft Corporate Center, Regency Center, Crossroads, The Private Residences — Chase Park Plaza, and Royal Island of $25.3 million, and depreciation and amortization expense of $15.3 million; offset by the net loss of $54.7 million and a gain on sale of real estate related to the Santa Clara 800 building of $3.9 million.

Cash flows provided by operating activities for the nine months ended September 30, 2009 were $3.5 million and were comprised of the change in condominium inventory of $2 million, bad debt expense of $10.6 million related to Chase Park Plaza, a non-cash impairment charge of $9.8 million related to Becket House, amortization of deferred financing fees of $2.4 million, equity in losses of unconsolidated joint ventures of $2.6 million, changes in accrued and other liabilities of $3.7 million, changes in payables to related parties of $2.1 million, and depreciation and amortization expense of $18.5 million; offset by the net loss of $43.7 million and a change in accounts receivable of $3.5 million.

Cash flows used in investing activities for the nine months ended September 30, 2010 were $11.8 million and primarily represent investment in notes receivable of $3.8 million, investments in unconsolidated joint ventures of $2.9 million, and capital expenditures for real estate under development of $7 million; offset by proceeds from the sale of a 50% interest in the Santa Clara 800 building of $2.8 million.  Cash flows used in investing activities for the nine months ended September 30, 2009 were $30.2 million and primarily represent capital expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $10.5 million, investment in notes receivable of $6.5 million and additions of property and equipment of $7.1 million.

Cash flows used in financing activities for the nine months ended September 30, 2010 were $9.9 million and were comprised primarily of payments on notes payable of $26.6 million, offset by net borrowings on our senior secured revolving credit facility of $7.5 million, proceeds from notes payable of $7.2 million, and proceeds from the deposit received under the agreement to sell a 50% interest in the Santa Clara 700 and 750 buildings of $6 million.  Cash flows provided by financing activities for the nine months ended September 30, 2009 were $21.9 million and were comprised primarily of net borrowings on our senior secured revolving credit facility of $15.4 million and proceeds from notes payable of $18.8 million, offset by payments on notes payable of $12.2 million.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO, defined by the National Association of Real Estate Investment Trusts as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests as one measure to evaluate our operating performance.  In addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”), which excludes from FFO acquisition-related costs, impairment charges including provisions for loan losses, losses on troubled debt restructurings, gains and losses from the early extinguishment of debt, gains and losses from deconsolidation to the equity method of accounting, and adjustments to fair value for derivatives not qualifying for hedge accounting, to further evaluate our operating performance.

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

•                  Elimination of gains and losses from the early extinguishment of debt and losses on troubled debt restructuring. A gain or loss on the early extinguishment of debt and losses on troubled debt restructuring represents the difference between the fair value of a fully settled debt obligation and the net carrying amount of the debt.  The valuation of the fully settled debt obligation is based, in part, on the impact of current market fluctuations as well as estimates of long-term operating performance that may not be directly attributable to current operating performance.  Because MFFO excludes such gains and losses, management believes MFFO provides useful supplemental information by focusing on the changes in our current operating fundamentals.

•                  Elimination of gains and losses from deconsolidation to the equity method of accounting. A gain or loss from the deconsolidation to the equity method of accounting represents the difference between the aggregate of the fair value of any consideration received, the fair value of any noncontrolling investment retained by us, and the carrying amount of any noncontrolling interest in the former consolidated entity, and the carrying amount of the former consolidated entity’s assets and liabilities.  The estimate of fair value is based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance and may lag the underlying consequences related to rental rates, occupancy, and other operating performance trends.  Because MFFO excludes such gains and losses, management believes MFFO provides useful supplemental information by focusing on the changes in our current operating fundamentals.

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

Our calculation of FFO and MFFO for the three and nine months ended September 30, 2010 and 2009 is presented below (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(34,337)	$(24,240)	$(54,704)	$(43,743)
Net loss attributable to noncontrolling interest	499	3,791	1,104	8,868
Adjustments for:
Real estate depreciation and amortization from consolidated properties(1)	5,787	6,863	17,370	21,877
Pro rata share of unconsolidated JV depreciation and amortization (2)	1,165	1,182	3,436	3,603
Noncontrolling interest depreciation & amortization(3)	(124)	(987)	(385)	(3,009)
Gain on sale of real estate	(3,935)	—	(3,935)	—

Funds from operations (FFO)	$(30,945)	$(13,391)	$(37,114)	$(12,404)

Other Adjustments:
Losses from asset impairments (including discontinued operations)	21,033	7,109	25,263	9,841
Noncontrolling interest share of impairment charge(4)	(239)	(1,422)	(239)	(1,968)
Provision for loan losses	—	—	7,136	—
Fair value adjustments to derivatives	(680)	(293)	(1,975)	(1,047)
Noncontrolling interest share of fair value adjustments to derivatives(4)	34	15	99	52
Loss on troubled debt restructuring	5,036	—	5,036	—
Loss on early extinguishment of debt(5)	2,253	—	2,253	—
Acquisition expenses	122	—	122	—

MFFO	$(3,386)	$(7,982)	$581	$(5,526)

GAAP weighted average shares:
Basic and diluted	56,261	55,431	56,127	55,226

MFFO per share	$(0.06)	$(0.14)	$0.01	$(0.10)

(1) Reflects the depreciation and amortization of continuing operations as well as discontinued operations.

(2) This represents the depreciation and amortization expense of our share of depreciation and amortization expense of the properties which we account for under the equity method of accounting.

(3) This reflects the noncontrolling interest adjustment for the third-party partners’ proportionate share of the real-estate depreciation and amortization.

(4) This reflects the noncontrolling interest adjustment for the third-party partners’ proportionate share of impairment charges and fair value adjustments to derivatives.

(5) Loss on extinguishment of debt is included in the loss from discontinued operations on the accompanying statement of operations and other comprehensive loss for the three and nine months ended September 30, 2010.

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•                  Straight-line rental revenue of $0.2 million and $2 million was recognized for the three and nine months ended September 30, 2010, respectively.  Straight-line rental revenue of $0.5 million and $1.6 million was recognized for the three and nine months ended September 30, 2009, respectively.

•                  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $0.8 million and $2.2 million for the three and nine months ended September 30, 2010, respectively.  Amortization of intangible lease assets and liabilities was recognized as a net increase to rental revenues of $1.2 million and $3.6 million for the three and nine months ended September 30, 2009, respectively.

•                  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2010, respectively.  Amortization of intangible property tax abatement assets was recognized as an increase to real estate tax expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2009, respectively.

•                  Amortization of deferred financing costs of $0.7 million and $2.1 million was recognized as interest expense for mortgages and notes payable for the three and nine months ended September 30, 2010, respectively; and $0.2 million and $0.6 million was recognized as a reduction of interest income for the three and nine months ended September 30, 2010, respectively.  Amortization of deferred financing costs of $0.8 million and $2.4 million was recognized as interest expense for mortgages and notes payable for the three and nine months ended September 30, 2009, respectively; and $0.2 million and $0.6 million was recognized as a reduction of interest income for the three and nine months ended September 30, 2009, respectively.

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

Cash amounts distributed to stockholders during the nine months ended September 30, 2010 was $2.3 million.  For the nine months ended September 30, 2010, cash flows provided by operating activities was $15.1 million.  Accordingly, for the nine months ended September 30, 2010, cash flow from operations exceeded cash amounts distributed to stockholders by $12.8 million.  Cash amounts distributed to stockholders during the nine months ended September 30, 2009 were $2.6 million.  For the nine months ended September 30, 2009, cash flows provided by operating activities were $3.5 million.  Accordingly, for the nine months ended September 30, 2009, cash flow from operations exceeded cash amounts distributed to stockholders by $0.9 million.

The following are the distributions paid and declared for the three and nine months ended September 30, 2010 and 2009.

				Total	Declared
	Distributions Paid			Distributions	Distribution
2010	Cash	Reinvested	Total	Declared	Per Share
Third Quarter	$474	$930	$1,404	$1,406	$0.025
Second Quarter	460	943	1,403	1,406	0.025
First Quarter	1,316	2,872	4,188	1,405	0.025
	$2,250	$4,745	$6,995	$4,217	$0.075

				Total	Declared
	Distributions Paid			Distributions	Distribution
2009	Cash	Reinvested	Total	Declared	Per Share
Third Quarter	$1,192	$2,947	$4,139	4,140	0.075
Second Quarter	372	1,032	1,404	—	—
First Quarter	1,047	3,017	4,064	4,070	0.075
	$2,611	$6,996	$9,607	$8,210	$0.150

(1) The distribution declared for the fourth quarter 2009 was declared on January 8, 2010.

(2) Prior to April 1, 2009, distributions were declared in advance based upon a daily rate of $0.0008219 per share and paid monthly by the 16th day of the following month.  Beginning with the second quarter of 2009, our board determined to declare distributions quarterly in arrears.  As a result, the distributions paid during the second quarter of 2009 related to distributions declared for March 2009.  Distributions paid with respect to the second quarter of 2009 were paid during the third quarter.

On April 2, 2009, our Board of Directors voted to declare distributions on a quarterly basis rather than a monthly basis, thus generating significant administrative cost savings to our shareholders, and to determine and pay future distributions in arrears rather than in advance of the period to which they apply.  On October 18, 2010, our Board authorized a quarterly distribution in the amount of $0.025 per share of common stock, which is equivalent to an annual distribution of 1% assuming a $10 price per share, payable to the common stockholders of record at the close of business on September 30, 2010.  The distribution will be paid on or before November 16, 2010.

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

Share Redemption Plan

Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year.  On March 30, 2009, our board of directors suspended, until further notice, redemptions other than those submitted in respect of a stockholder’s death, qualifying disability or confinement to a long-term care facility.  On May 11, 2009 and November 9, 2009, our board of directors approved certain amendments to the program related to the per share redemption price.  In the third quarter ended September 30, 2010, we redeemed 51,658 shares of common stock.

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

Investment Impairments

For real estate we consolidate, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding such factors as market rents, economies, and occupancies could significantly affect these estimates.

During the third quarter of 2010, we evaluated certain real estate properties for impairment as a result of changes in expected holding periods.   Accordingly, we recognized an impairment charge totaling $1.8 million related to our Regency Center property for the nine months ended September 30, 2010.  As a result of general weakness in market rental rates and vacancies at our Crossroads property, we recognized an $8.1 million impairment charge for the nine months ended September 30, 2010.

During the first quarter of 2010, we evaluated Ferncroft Corporate Center for impairment and, accordingly, recognized a $4.2 million impairment charge for the three months ended March 31, 2010, which is included in the loss from discontinued operations in the accompanying statement of operations and other comprehensive loss for the nine months ended September 30, 2010.  On August 17, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of Ferncroft Corporate Center to the lender associated with the property and, accordingly, recognized a loss on the extinguishment of debt of $2.3 million, which is included in the loss from discontinued operations in the accompanying consolidated statement of operations and other comprehensive loss for the three and nine months ended September 30, 2010.

We also evaluate our investments in unconsolidated joint ventures at each reporting date.  If we believe there is an other than temporary decline in market value we will record an impairment charge based on these evaluations.  We assess potential impairment by comparing our portion of estimated future undiscounted operating cash flows expected to be generated by the joint venture over the life of the joint venture’s assets to the carrying amount of the joint venture.  In the event that the carrying amount exceeds our portion of estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the joint venture to its estimated fair value.

Due to uncertainties surrounding the timing of development activities at Royal Island, we recognized an impairment charge related to our unconsolidated 30.38% investment in Royal Island totaling $6.3 million for the three and nine months ended September 30, 2010.

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

In the first quarter of 2010, we recorded a reserve for loan losses totaling $11.1 million related to our mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our consolidated statement of operations and comprehensive loss, for the three months ended March 31, 2010, and the remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our consolidated statement of equity for the nine months ended September 30, 2010.  There was no such provision or reserve recorded for the three months ended September 30, 2010.

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

The nationwide downturn in the housing and related condominium market that began during 2007 and has continued through 2010 has resulted in lower than expected sales volume and reduced selling prices, among other effects.  As a result of our evaluations, we recognized a non-cash charge of $4.8 million during the nine months ended September 30, 2010 to reduce the carrying value of condominiums at The Private Residences — Chase Park Plaza, which is classified as an impairment charge in the accompanying consolidated statement of operations.  There were no impairment charges related to our condominium inventory for the nine months ended September 30, 2009.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $347 million in notes payable at September 30, 2010, $325.8 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $0.9 million.

At September 30, 2010, interest rate swaps classified as liabilities were reported at their combined fair values of $0.6 million in other liabilities at September 30, 2010.  A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $0.2 million net increase in the fair value of our interest rate caps and swaps.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter ended September 30, 2010, we redeemed shares as follows:

2010	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
July	—	$—	—
August	51,658	$8.03	51,658		(1)
September	—	$—	—

	51,658	$8.03	51,658		(1)

(1) A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.            Defaults Upon Senior Securities.

On November 15, 2007, we entered into separate, secured loans with Bank of America, as lead administrative agent and lender, and other financial institutions, related to our Chase Park Plaza Hotel and The Private Residences properties, located in St. Louis, Missouri (collectively, “Chase Park Plaza”) to borrow up to an aggregate of $145 million for the redevelopment and construction of the Chase Park Plaza properties and to repay a $55 million loan assumed at the acquisition of Chase Park Plaza.  The loans are secured by Chase Park Plaza.  We have a 95% ownership interest in Chase Park Plaza and have unconditionally guaranteed the Chase Park Plaza loans.  The loan agreements and related loan documents are collectively referred to as the Loan Agreement.

Pursuant to the terms of the Loan Agreement, the Chase Park Plaza loans matured on November 15, 2010.  We have been in negotiations with the lender to restructure and extend the loans. However, we have not reached an agreement with the lender to restructure or extend the loans as of the maturity date resulting in an event of default under the Loan Agreement.  We are currently in communication with the lender to waive the event of default and continue negotiations to restructure the loans’ terms.  However, there are no assurances that we will be successful in our negotiations with the lender.  Accordingly, pursuant to the terms of the Loan Agreement, we are subject to: (i) an immediate increase in our financial obligation to the lender in connection with the interest rate increasing to a higher default rate; (ii) the lender foreclosing on Chase Park Plaza; and/or (iii) the lender may pursue their rights under the guaranty against us.

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

Behringer Harvard Opportunity REIT I, Inc.

Dated: November 15, 2010	By:	/s/ Gary S. Bresky
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

10.1

Letter Agreement, dated July 19, 2010, between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity Advisors I, LLC (previously filed in and incorporated by reference to Form 8-K filed on July 22, 2010)

10.2

Letter Agreement, dated August 9, 2010, between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity Advisors I, LLC (previously filed and incorporated by reference to Form 10-Q filed on August 12, 2010)

10.3

Letter Agreement, dated August 9, 2010, between Behringer Harvard Opportunity REIT I, Inc., HPT Management Services, LLC, Behringer Harvard Real Estate Services, LLC, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Opportunity OP I, LP (previously filed and incorporated by reference to Form 10-Q filed on August 12, 2010)

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