Form 10-K
period 2010-12-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2011-03-31
CIK 1308711

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        While there is no established market for the Registrant's common stock, on January 10, 2011, the Registrant's board of directors established an estimated per share value of the Registrant's common stock of $7.66 pursuant to the Registrant's Amended and Restated Policy for Estimation of Common Stock Value. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2010 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $430.9 million, assuming a value of $7.66 per share.

        As of February 28, 2011, the Registrant had 56,500,449 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-K
Year Ended December 31, 2010

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

        These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under "Risk Factors" in this Annual Report on Form 10-K and the factors described below:

  •
  market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

  •
  the availability of cash flow from operating activities for capital expenditures;

  •
  our level of debt and the terms and limitations imposed on us by our debt agreements;

  •
  the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

  •
  the need to invest additional equity in connection with debt financings as a result of reduced asset values and requirements to reduce overall leverage;

  •
  future increases in interest rates;

  •
  our ability to raise capital in the future by issuing additional equity or debt securities, selling our assets or otherwise;

  •
  our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

  •
  impairment charges;

  •
  conflicts of interest arising out of our relationships with our advisor and its affiliates;

  •
  unfavorable changes in laws or regulations impacting our business or our assets; and

  •
  factors that could affect our ability to qualify as a real estate investment trust.

        Forward-looking statements in this Annual Report on Form 10-K reflect our management's view only as of the date of this Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

        We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis. In particular, we have focused on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We completed our first property acquisition in March 2006, and, as of December 31, 2010, we were invested in 21 assets including 11 wholly owned properties and four consolidated properties through investments in joint ventures. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Arizona, California, Colorado, Minnesota, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia. During the year ended December 31, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of Ferncroft Corporate Center, located in Middleton, Massachusetts, to the lender associated with this property.

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

        We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC ("Behringer Harvard Opportunity Advisors I" or the "Advisor"), a Texas limited liability company formed in June 2007. Behringer Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions and investments on our behalf.

        Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings") and is used by permission.

Public Offering of Common Stock; Use of Proceeds

        On September 20, 2005, the Securities and Exchange Commission ("SEC") declared our Registration Statement on Form S-11 effective, and we commenced a public offering (the "Offering") of up to 40,000,000 shares of common stock at a price of $10 per share in our primary offering and 8,000,000 shares of common stock at a price of $9.50 per share in our distribution reinvestment plan (the "DRP"). On November 17, 2006, we registered an additional 6,587,065 shares of common stock at a price of $10 per share. We subsequently reallocated the shares of common stock in the Offering to provide $532.7 million, or 53,270,000 shares, for sale in the primary offering and $9.2 million, or 965,331 shares, for sale in the DRP.

        On November 16, 2007, we terminated the DRP and commenced a second distribution reinvestment plan offering (the "Secondary DRP") of up to 6,315,790 shares of common stock at a price of $9.50 per share. From July 26, 2009 through January 14, 2010 and from January 15, 2010 through January 13, 2011, shares in the Secondary DRP were sold at a price of $8.17 and $8.03 per share, respectively, which prices were the estimated per share values established by the board of directors pursuant to our amended and restated policy for estimation of common stock value (the "Estimated Valuation Policy") on June 22, 2009 and January 8, 2010, respectively. On January 10, 2011, our board of directors established an estimated per share value of our common stock of $7.66 pursuant to the Estimated Valuation Policy. On March 28, 2011, our board of directors determined to terminate the Secondary DRP effective April 15, 2011. As of December 31, 2010, we had issued 3,253,486 shares under the Secondary DRP resulting in gross and net proceeds of $28.9 million. On February 3, 2011, we paid a distribution to stockholders of record at the close of business on December 31, 2010 pursuant to which we issued approximately 116,000 shares under the Secondary DRP resulting in gross and net proceeds of $0.9 million. We do not expect to issue any additional shares under the Secondary DRP. The proceeds raised in the Secondary DRP were used for general corporate purposes, including, but not limited to, investment in real estate and real estate-related securities, payment of fees and other costs, repayment of debt, and funding for our share redemption program.

        On December 28, 2007, we terminated our primary offering. Aggregate gross offering proceeds from the Offering totaled approximately $538.7 million and net offering proceeds after selling commissions, dealer manager fees, and organization and offering expenses totaled approximately $481.8 million. We used the net proceeds from the Offering primarily to acquire commercial properties, such as office buildings, multifamily properties, hospitality, recreation and leisure properties, and mixed-use and other developments. As of December 31, 2010, we had invested substantially all of the net offering proceeds. As of December 31, 2010, we had issued 57,364,026 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, 940,387 shares issued pursuant to the DRP, and 3,253,486 shares issued pursuant to the Secondary DRP. As of December 31, 2010, we had redeemed 984,267 shares of our common stock and had 56,379,760 shares of our common stock outstanding. As of December 31, 2010, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

        Our common stock is not listed on a national exchange.

Investment Objectives

        Our investment policies are designed in order that we may make investments that are consistent with our focus on acquiring properties with significant possibilities for near term capital appreciation. We have acquired a wide variety of properties located in the U.S. and in other countries, including office, industrial, retail, hospitality, recreation and leisure, multifamily and other properties. We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties. We have entered our disposition phase and are currently considering liquidity options for our stockholders and are therefore not actively seeking to purchase additional properties. When making investment decisions, we followed rigorous acquisition criteria and closing conditions and reviewed other required documentation. These criteria were designed to assess and manage investment risks and support our basis for making investment decisions in the best interests of our stockholders.

        Our investment objectives are:

  •
  to realize growth in the value of our investments to enhance the value received upon our ultimate sale of such investments or the listing of our shares for trading on a national securities exchange;

  •
  to preserve, protect, and return through our ultimate sale of our investments or the listing of our shares for trading on a national securities exchange your capital contribution;

  •
  to grow net cash from operations such that cash is available for distributions to you; and

  •
  to provide you with a return of your investment by beginning the process of liquidation and distribution within three to six years after the termination of this offering. If we have not liquidated or listed the shares for trading the shares for trading on a national securities exchange by the sixth anniversary of the termination of our primary offering, we will make an orderly disposition of our assets and distribute the cash to you unless a majority of the board of directors and a majority of the independent directors extends such date.

        We do not currently intend to list our shares for sale on a national securities exchange and have entered into our disposition phase.

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

Borrowing Policies

        There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of the Company's "net assets" (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our board of directors. In addition to our charter limitation and indebtedness target, our board has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets. As a result, we may borrow more than 75% of the contract purchase price of a particular real estate asset we have acquired, to the extent the board of directors determines that borrowing these amounts is reasonable. Our board of directors reviews the Company's aggregate borrowings at least quarterly. We believe that these borrowing limitations reduce risk of loss and are in the best interests of the Company's stockholders.

Disposition Policies

        As each of our investments reaches what we believe to be the asset's optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of distributing the net sale proceeds to our stockholders, investing the proceeds in other assets that we believe may produce a higher overall future return to the Company's investors or satisfying obligations of the company. We anticipate that any such investment disposition typically would occur during the period from three to six years after termination of our initial public primary offering. Economic or market conditions may, however, result in different holding periods. A property may be sold before the end of the expected holding period if, in the judgment of our Advisor, the value of the property might decline substantially, an opportunity has arisen to improve other properties, we can increase cash flow through the disposition of the property or the sale of the property is in the best interests of the Company and its stockholders.

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

Competition

        We are subject to significant competition in seeking buyers for the disposition of our real estate investments and tenants for the leasing of our properties. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. We also face competition from other real estate investment programs, including other Behringer Harvard programs, for buyers and tenants that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Opportunity Advisors I. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

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

Environmental

        As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies, new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Distribution Policies

        Distributions are authorized at the discretion of our board of directors, based on our analysis of earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, and general financial condition. The board's discretion will be influenced, in substantial part, by its obligation to cause the Company to comply with the REIT requirements. Because we receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be paid in anticipation of cash flow that we expect to receive during a later period or of receiving funds in an attempt to make distributions relatively uniform. Moreover, distributions may exceed (as they have to date) net cash flow from operating activities and asset sales if the board believes that the distributions will be covered by future net cash flow. Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay distributions at any particular level or at all. As the Company continues its objective of enhancing and repositioning its assets to create value, it has begun its disposition phase. In connection with entering our disposition phase, our board of directors has determined to cease regular quarterly distributions in favor of those that may arise from proceeds available to be distributed from the sale of assets.

        Distributions are paid to investors who are stockholders as of the record dates that are selected by our board of directors. Since we began operations, our board of directors has declared distributions as summarized below:

Period	Approximate Amount (Rounded)
4th Qtr. 2010	$0.0250000 per share
3rd Qtr. 2010	$0.0250000 per share
2nd Qtr. 2010	$0.0250000 per share
1st Qtr. 2010	$0.0250000 per share
4th Qtr. 2009	$0.0750000 per share
3rd Qtr. 2009	$0.0750000 per share
1st Qtr. 2009	$0.0756148 per share
4th Qtr. 2008	$0.0756148 per share
3rd Qtr. 2008	$0.0756148 per share
2nd Qtr. 2008	$0.0747929 per share
1st Qtr. 2008	$0.0747929 per share
4th Qtr. 2007	$0.0756148 per share
3rd Qtr. 2007	$0.0756148 per share
2nd Qtr. 2007	$0.0747929 per share
1st Qtr. 2007	$0.0616410 per share
Special distributions as of December 31, 2006	$0.0770031 per share
4th Qtr. 2006	$0.0504068 per share
3rd Qtr. 2006	$0.0504068 per share

Significant Tenants

        As of December 31, 2010, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

Employees

        We have no employees. The Advisor and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including acquisitions, dispositions, property management, accounting, legal, asset management, wholesale brokerage, and investor relations services.

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

Item 1A.    Risk Factors.

        The factors described below represent the principal risks of an investment in our shares. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders or potential investors may be referred to as "you" or "your" in this Item 1A, "Risk Factors" section.

Risks Related to an Investment in Behringer Harvard Opportunity REIT I

There is no public trading market for your shares; therefore, it will be difficult for you to sell your shares. If you are able to sell your shares, you may have to sell them at a substantial discount from the price you paid to acquire your shares.

        There is no public market for your shares. In addition, the price you receive for the sale of any shares of our common stock is likely to be less than the proportionate value of our investments. Our board of directors has adopted a share redemption program; however, on January 10, 2011, our board of directors suspended all redemptions under the program until further notice. Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency, and, if you are able to sell your shares, you may have to sell them at a substantial discount from the price you paid to acquire your shares. It is also likely that your shares would not be accepted as primary collateral for a loan.

As of January 10, 2011, our board of directors suspended our share redemption program for all investors. We currently have no plans to resume the share redemption program; therefore, you will likely not be able to sell your shares under the program. If you are able to sell your shares under the program, you will likely not be able to recover the amount of your investment in our shares.

        On January 10, 2011, our board suspended all redemptions until further notice, and we have no current plans to resume the share redemption program. Therefore, until further notice, you will not be able to sell any of your shares back to us pursuant to our share redemption program.

        Should we resume the share redemption program, our board of directors may amend, suspend or terminate our share redemption program at any time. Our board of directors may reject any request for redemption of shares. Further, there are many limitations on your ability to sell your shares pursuant to the share redemption program. Any stockholder requesting repurchase of their shares pursuant to our share redemption program will be required to certify to us that such stockholder either (1) acquired the shares requested to be repurchased directly from us or (2) acquired the shares from the original investor by way of a bona fide gift not for value to, or for the benefit of, a member of the stockholder's immediate or extended family, or through a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or operation of law.

        In addition, our share redemption program contains other restrictions and limitations. We cannot guarantee that we will accommodate all redemption requests made in any particular redemption period. If we do not redeem all shares presented for redemption during any period in which we are redeeming shares, then all shares will be redeemed on a pro rata basis during the relevant period. You must hold your shares for at least one year prior to seeking redemption under the share redemption program, except that our board of directors may waive this one-year holding requirement with respect to redemptions sought upon the death or qualifying disability of a stockholder or redemptions sought upon a stockholder's confinement to a long-term care facility. Our board of directors may also waive this one-year holding requirement for other exigent circumstances affecting a stockholder, such as bankruptcy or a mandatory distribution requirement under a stockholder's IRA, or with respect to shares purchased through the DRP. We will not redeem, during any twelve-month period, more than 5% of the weighted average number of shares outstanding during the twelve-month period immediately prior to the date of redemption. In addition, the cash available for redemption on any particular date will be limited to the proceeds from the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period.

Our board of directors has determined to terminate the DRP and cease payment of regular, quarterly distributions. Therefore, should we resume the share redemption program, we will likely not have sufficient funds available to redeem all shares submitted for redemption pursuant to the share redemption program, and you may not be able to sell your shares under the program.

        Our share redemption program contains certain restrictions and limitations, including a funding limitation that provides that the funds used for redemption on any particular date will be limited to the proceeds from the DRP during the period consisting of the preceding four fiscal quarters for which financial statements are available, less any cash already used for redemptions during the same period. On March 28, 2011, our board of directors determined to terminate the DRP and cease payment of regular, quarterly distributions. In the future, we do not expect to have DRP proceeds available to fund redemptions under our share redemption program and unless our board of directors determines to amend this limitation, our ability to redeem shares under our share redemption program will be limited as we do not expect to have sufficient funds available to redeem shares submitted for redemption.

If you are able to resell your shares to us pursuant to our share redemption program, you will likely receive substantially less than the amount paid to acquire the shares from us or the fair market value of your shares, depending upon how long you owned the shares.

        Except for redemptions sought upon a stockholder's death or qualifying disability or redemptions sought upon a stockholder's confinement to a long-term care facility, the purchase price per share redeemed under our share redemption program will equal 90% of (i) the most recently disclosed estimated value per share as determined in accordance with our valuation policy, less (ii) the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders after the valuation was determined; provided, however, that the purchase price per share shall not exceed: the average price per share the original purchaser or purchasers of shares paid to us for all of his or her shares (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock) less the aggregate distributions per share of any net sale proceeds from the sale of one or more of our assets, or other special distributions so designated by our board of directors, distributed to stockholders prior to the redemption date. Accordingly, you may receive less by selling your shares back to us than you would receive if our investments were sold for their estimated values and such proceeds were distributed in our liquidation.

The estimated per share value of our common stock determined pursuant to our valuation policy is subject to certain limitations and qualifications and may not reflect the amount an investor would obtain if he tried to sell his shares or if we liquidated our assets.

        We adopted a valuation policy in respect of estimating the per share value of our common stock effective May 11, 2009 and amended on June 22, 2009. On January 10, 2011, pursuant to our valuation policy, our board of directors established an estimated per share value of our common stock that is not based solely on the initial offering price of securities of $7.66 per share. This estimate was determined by our board of directors after consultation with the Advisor, subject to the restrictions and limitations set forth in our valuation policy. The estimated value is not intended to be related to any analysis of individual asset values performed for financial statement purposes nor values at which individual assets may be carried on financial statements under applicable accounting standards. In addition, the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. This estimated value may not reflect the amount an investor would obtain if he tried to sell his shares or if we liquidated our assets. For a full description of the limitations and qualifications of the estimate, please refer to our valuation policy.

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

        Our strategy may involve becoming "self-managed" by internalizing our management functions, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may elect to negotiate to acquire our Advisor's and property manager's assets and personnel. Under our Advisory management agreement, we are restricted from hiring or soliciting any employee of our Advisor or its affiliates for one year from the termination of the agreement. We are similarly restricted under our property management agreement with respect to the employees of our property manager or its affiliates. These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our Advisor and its affiliates for consideration that would be negotiated at that time. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. An internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether you enjoyed the returns on which we have conditioned other back-end compensation. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and modified funds from operations per share attributable to your investment. We will not be required to seek a stockholder vote to become self-managed.

        In addition, while we would no longer bear the costs of the various fees and expenses we pay to our Advisor under the advisory management agreement if we internalize, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and modified funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our Advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income per share and modified funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

        As currently organized, we do not directly employ any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Nothing in our charter prohibits us from entering into the transaction described above.

        Additionally, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders. We could have difficulty integrating our management functions as a stand-alone entity. As of December 31, 2010, certain personnel of our Advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management's attention could be diverted from most effectively managing our portfolio of investments.

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

  •
  our REIT tax status not being respected under foreign laws, in which case income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes, and value added taxes;

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

If our sponsor, our Advisor or its affiliates waive or defer certain fees due to them, our results of operations may be artificially high.

        From time to time, our sponsor, our Advisor or its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available. In August 2010, Behringer Opportunity Advisors I deferred until March 31, 2011 our obligation to pay all asset management fees accruing during the months of May 2010 through October 2010 and all debt financing fees and administrative service expense reimbursements accruing during the months of July 2010 through October 2010 totaling $3.5 million. Further, in August 2010, BH Property Management deferred until March 31, 2011 our obligation to pay property management oversight fees accruing during the months of July 2010 through October 2010 totaling $0.2 million. In January 2011, Behringer Harvard Opportunity Advisors I deferred our obligation to pay asset management fees accrued or accruing since May 1, 2010 through March 31, 2011 and debt financing fees and certain cost reimbursements accrued or accruing since July 1, 2010 through March 31, 2011 in both cases until the earlier of January 10, 2013 or such time as we have sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable us to make payments thereon. Additionally, BH Property Management deferred our obligation to pay property management oversight fees accrued or accruing since July 2010 through March 2011 until the earlier of January 10, 2013 or such time as we have sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable us to make payments thereon. If our sponsor, our Advisor or its affiliates choose to no longer waive or defer such fees and incentives, our results of operations will be lower than in previous periods and your return on your investment could be negatively affected.

Because we rely on affiliates of Behringer Harvard Holdings for the provision of advisory and property management services, if Behringer Harvard Holdings is unable to meet its obligations, we may be required to find alternative providers of these services, which could result in a disruption of our business.

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

Our cash flow from operating activities has been insufficient to fully fund distributions to our stockholders and we have made distributions from other sources, which may negatively impact our ability to achieve our investment objectives.

        Distributions are authorized at the discretion of our board of directors based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition, and other factors that our board deems relevant. On March 28, 2011, our board of directors determined to cease regular, quarterly distributions in favor of those that may arise from proceeds available to be distributed from the sale of assets. To date, our cash flow from operating activities has been insufficient to fully fund the payment of distributions and some of our distributions have been paid from other sources such as financing activities, components of which include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our Advisor and its affiliates may agree, as they did in January 2011, to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available. To the extent distributions have been paid from financing activities, we will have less money available for other uses, such as cash needed to refinance existing indebtedness, which may negatively impact our ability to achieve our investment objectives.

Risks Related to Conflicts of Interest

        We are subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.

Because a number of other Behringer Harvard sponsored real estate programs use investment strategies that are similar to ours, our executive officers, our Advisor and its executive officers face conflicts of interest relating to the leasing and disposition of properties, and such conflicts may not be resolved in our favor.

        Although our sponsor generally seeks to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in or dispose of similar properties and other real estate-related investments. As a result, we may be trying to sell our properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard sponsored programs managed by officers and employees of our Advisor and/or its affiliates, and these other Behringer Harvard sponsored programs may use disposition strategies that are similar to ours. Our executive officers and the executive officers of our Advisor are also the executive officers of other Behringer Harvard sponsored REITs and their advisors, the general partners of Behringer Harvard sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common control. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of advisors and managers of other Behringer Harvard sponsored programs decide whether to pursue a specific buyer of real estate on our behalf or on behalf of another Behringer Harvard sponsored program or affiliate of our Advisor, which may have a disposition strategy that is similar to ours. In addition, we have acquired properties in geographic areas where other Behringer Harvard sponsored programs own properties. If one of the other Behringer Harvard sponsored programs attracts a tenant for which we are competing, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.

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

  •
  property acquisitions from other Behringer Harvard sponsored programs, which might entitle affiliates of our Advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

  •
  property acquisitions from third parties, which entitle our Advisor to acquisition and advisory fees and asset-management fees;

  •
  borrowings to acquire properties, which increase the acquisition, debt financing, and asset management fees payable to our Advisor;

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

Our Advisor's executive officers and key personnel and the executive officers and key personnel of Behringer Harvard affiliated entities that conduct our day-to-day operations face competing demands on their time, and this may cause our investment returns to suffer.

        We rely upon the executive officers of our Advisor and the executive officers and employees of Behringer Harvard affiliated entities to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other Behringer Harvard sponsored programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers face conflicts of interest related to the positions they hold with entities affiliated with our Advisor, which could diminish the value of the services they provide to us.

        Certain of our executive officers are also officers of our Advisor, our property manager and other entities affiliated with our Advisor, including the advisors and fiduciaries to other Behringer Harvard sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates of our Advisor, (4) investments with affiliates of our Advisor, (5) compensation to our Advisor, and (6) our relationship with our property manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.

If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, hires the employees of our Advisor in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

        We rely on persons employed by our Advisor to manage our day-to-day operations. If we were to effectuate an internalization of our Advisor, we may not be able to retain all of the employees of the advisor or to maintain a relationship with our sponsor. In addition, some of the employees of the advisor may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of the advisor's key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by the advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.

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

        Under our advisory agreement, Behringer Opportunity Advisors I is entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor's interests are not wholly aligned with those of our stockholders. In that regard, our Advisor's entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The terms of our convertible stock provide for its conversion into shares of common stock in the event we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds.

        The terms of our advisory agreement require us to pay a performance-based termination fee to our Advisor (reduced by the value of shares of common stock issued or issuable upon conversion of our convertible stock) in the event that (1) the advisory agreement expires without renewal or is terminated, other than because of a material breach by the Advisor; (2) the holders of the common stock have received distributions equal to the sum of the capital invested by such stockholders and a 10% cumulative, non-compounded, annual return; or (3) the shares of common stock are listed for trading on a national securities exchange. To avoid the conversion of our convertible stock and/or paying this fee, our independent directors may decide against terminating the advisory agreement prior to the listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory agreement would be in our best interests. In addition, the conversion feature of our convertible stock and the requirement of the advisory agreement to pay a fee to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion and the fee payment. Moreover, our Advisor has the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the performance fee and the conversion of the convertible stock, which could have the effect of delaying, deferring or preventing the change of control.

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

        After the five-year prohibition, any business combination between a Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

  •
  80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

  •
  two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

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

        Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an "investment company" is any issuer that:

  •
  is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, which criteria we refer to as the primarily engaged test; and

  •
  is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of our total assets on an unconsolidated basis, which criteria we refer to as the 40% Test. "Investment securities" excludes U.S. government securities and securities of majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

        We believe that we and our operating partnership satisfy both tests above. With respect to the 40% Test, most of the entities through which we and our operating partnership own our assets are majority owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).

        With respect to the primarily engaged test, we and our operating partnership are holding companies. Through the majority owned subsidiaries of our operating partnership, we and our operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries.

        We believe that most of the subsidiaries of our operating partnership may rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Any other subsidiaries of our operating partnership should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff's position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in "mortgages and other liens on and interests in real estate or qualifying assets, at least 80% of its assets in qualifying assets plus real estate-related assets and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters.

        If, however, the value of the subsidiaries of our operating partnership that must rely on Section 3(c)(1) or Section 3(c)(7) is greater than 40% of the value of the assets of our operating partnership, then we and our operating partnership may seek to rely on the exception from registration under Section 3(c)(6) if we and our operating partnership are "primarily engaged," through majority owned subsidiaries, in the business of purchasing or otherwise acquiring mortgages and other interests in real estate. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6); however, it is our view that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, majority owned subsidiaries that rely on Section 3(c)(5)(C).

        To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC may issue interpretations with respect to various types of assets that are contrary to our views and current SEC interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio.

        The method we use to classify our assets for purposes of the Investment Company Act is based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for exemption from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exemption from the definition of an "investment company" provided by Section 3(c)(5)(C) of the Investment Company Act.

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

        If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

        Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of the stockholders. In addition to our investment policies and objectives, we may also change our stated strategy for any investment in an individual property. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent.

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

        Market conditions and other factors could cause us to delay the listing of our shares on a national securities exchange or to delay the commencement of our liquidation beyond six years from the termination of our initial public offering. If so, our board of directors and our independent directors may conclude that it is not in our best interests for us to furnish a proxy statement to stockholders for the purpose of voting on a proposal for our orderly liquidation. Our charter permits our board of directors, with the concurrence of a majority of our independent directors, to defer the furnishing of such a proxy indefinitely. Therefore, if we are not successful in implementing our exit strategy, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily and could suffer losses on your investment.

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

Payment of fees to our Advisor and its affiliates will reduce cash available for funding our operating activities.

        Our Advisor and its affiliates perform services for us in connection with, among other things, the selection and acquisition of our investments, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They are paid substantial fees for these services. These fees reduce the amount of cash available for funding our operating activities.

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

        We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or "FDIC," only insures limited amounts per depositor per insured bank. At December 31, 2010, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.

        We completed our primary offering of shares in December 2007 and on March 28, 2011, our board of directors determined to terminate the Secondary DRP. Our ability to fund future property capital needs, such as tenant improvements, leasing commissions and capital expenditures, will depend on our ability to borrow, sell assets or interests in assets or to generate additional cash flows from operations. We will establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

        The global financial markets have undergone pervasive and fundamental disruptions. The disruptions had an adverse impact on the availability of credit to businesses, generally, and resulted in weakening of the U.S. and global economies. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located. Availability of debt financing secured by commercial real estate has declined, as a result of tightened underwriting standards. These conditions have and may continue to materially affect the value of our investment properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, the current conditions, or similar conditions existing in the future, may have the following consequences:

  •
  the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties, in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels;

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

  •
  our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels and increase our interest expense;

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

        If we do not estimate enough reserves for working capital to supply needed funds for capital improvements throughout the life of the investment in a property, and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property that may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

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

There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII become effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

General Risks Related to Investments in Real Estate

Our opportunistic property-acquisition strategy involves a higher risk of loss than more conservative investment strategies.

        Our strategy for acquiring properties involved the acquisition of properties in markets that are depressed or overbuilt, and/or have high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we face increased risks relating to changes in local market conditions and increased competition for similar properties in the same market, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our approach to acquiring and operating income-producing properties involves more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

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

Many of our investments are dependent on tenants for revenue, and lease terminations could reduce our ability to fund our ongoing operations.

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

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to fund our ongoing operations.

        When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves on a property-by-property basis, as we deem necessary. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure you that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future tenant improvements. Additional borrowing for capital purposes will increase our interest expense, and therefore our financial condition and our ability to fund our ongoing operations may be adversely affected.

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

        We enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with third parties having investment objectives similar to ours for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. We also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

  •
  the possibility that our co-venturer, co-tenant or partner in an investment might become bankrupt;

  •
  the possibility that the investment requires additional capital that we do and/or our partner do not have; which lack of capital could affect the performance of the investment and/or dilute our interest if the partner were to contribute our share of the capital;

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

  •
  the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor; or

  •
  that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT; or

  •
  that such partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives.

        Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

        Our Advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances, such as with marinas, property damage claims. For instance, marina business activities are customarily subject to various hazards, including gasoline or other fuel spills, fires, drownings and other water-related accidents, boat storage rack collapses and other dangers relatively common in the marina industry. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in decreased distributions to stockholders.

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

A concentration of our investments in any one property class or geographic region may leave our profitability vulnerable to a downturn in such sector or geographic region.

        At any one time, a significant portion of our investments could be in one property class or concentrated in one or several geographic regions that are subject to higher risk of foreclosure. As of December 31, 2010, 59% of our base rent was derived from properties in Texas, 14% was derived from properties in California, 12% was derived from properties in Colorado and 10% was derived from properties in Missouri. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.

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

Our investments in apartment communities face competition from other apartment communities and the increased affordability of single-family homes, which may limit our profitability and returns to our stockholders.

        Our investments in apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family homes, as well as owner-occupied single- and multifamily homes available to rent. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

        Moreover, the residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We face competition from many sources, including from other apartment communities both in the immediate vicinity and the broader geographic market where our apartment communities are located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates. We may be required to expend substantial sums to attract new residents.

In connection with the recent credit market disruptions and economic slowdown, our apartment investments may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

        Our apartment communities may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

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

        In order to qualify as a REIT, we will not be able to operate our hotel properties or participate in the decisions affecting the daily operations of our hotels. We lease our hotels to a taxable REIT subsidiary ("TRS") in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.

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

        Certain of our properties, including some hotels and resorts and recreation and leisure properties, are generally seasonal in nature. For example, the typical ski season begins in May and runs through October, during which time the resorts, like our Cordillera property, generate the vast majority of their annual revenues. Revenues and profits at mountain golf resorts and their related properties are substantially lower and historically result in losses during the winter months. As a result of the seasonal nature of certain industries that may be conducted on properties we acquire, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. The failure of an operator or a tenant to manage its cash flow properly may result in such operator or tenant having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available for distribution to stockholders.

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

        Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. For example, various federal, regional, and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, "green" building codes may seek to reduce emissions through the impositions of standards for design, construction materials, water and energy usage and efficiency, and waste management. We are not aware of any such existing requirements that we believe will have a material impact on our current operations. However, future requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

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

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

        The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset and the contractual lease obligation are recorded on the tenant's balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property's fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

        In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") initiated a joint project to develop new guidelines for lease accounting. The FASB and IASB (collectively, the "Boards") issued an Exposure Draft on August 17, 2010 (the "Exposure Draft"), which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant's balance sheet for all lease arrangements. In addition, the Exposure Draft will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms of new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenants' balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, which may negatively impact our operations and ability to pay distributions.

        The Exposure Draft does not include a proposed effective date; however, the Boards plan to issue a final standard regarding lease accounting in 2011.

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

We may, therefore, take a purchase money obligation secured by a mortgage as part payment for the purchase price. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

Risks Associated with Debt Financing

Disruptions in the financial markets and adverse economic conditions could adversely affect our ability to secure debt financing on attractive terms and affect the value of our investments.

        The commercial real estate debt markets continue to experience volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt; and (4) results in difficulty in refinancing debt as it becomes due. If the current debt market environment persists, it may be difficult for us to refinance our debt coming due in 2011 related to several of our portfolio assets and our credit facility.

        Further, the recent market volatility will likely make the valuation of our investment properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, and we may be required to recognize impairment charges, which will reduce our reported earnings. Specifically, for the year ended December 31, 2010 we recorded an $8.1 million non-cash impairment charge related to our office building in San Diego, California, a cumulative $7.1 million non-cash impairment charge to three of our office buildings located in Houston, Texas, a $5.7 million non-cash impairment charge related to our hotel and condominium property in St. Louis, Missouri and a $6.3 million non-cash impairment charge related to one of our investment in an unconsolidated joint venture located in the Bahamas due to the uncertainty of valuations in the current volatile marketplace today.

Our substantial indebtedness adversely affects our financial health and operating flexibility.

        At December 31, 2010, we had notes payable of approximately $347.8 million in principal amount consisting of $277.7 million of loans secured by mortgages on our properties and $70.1 million of borrowings under the revolving loans outstanding under our senior secured credit facility. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available to operate our properties. In addition, we may not generate sufficient cash flow after debt service to resume paying distributions.

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

        We have a substantial amount of debt that we may not be able to refinance or repay. At December 31, 2010, our notes payable had maturity dates that range from February 2011 to January 2016. During 2011, we have approximately $181.9 million, or approximately 52%, of our debt maturing. In 2012, we have approximately $119.9 million, or approximately 34%, of our debt maturing.

        Effective February 13, 2011, we reached an agreement with the lenders on the Senior Secured Credit Facility to extend the maturity date of the loan from February 13, 2011 to February 13, 2012. The loan extension required a principal payment of $0.7 million, reducing the balance outstanding under the Senior Secured Credit Facility to $69.3 million as of February 13, 2011.

        The loans related to Chase Park Plaza Hotel and Chase—The Private Residences matured on November 15, 2010. We reached agreements with the lenders to extend the maturity date of the loans to March 15, 2011. We have been working with the lenders to extend each of the loans, and we believe that we have agreements in principle to extend both loans to November 15, 2011. However, we have not yet received final executed documents of the extensions, and there are no assurances we will be successful in our negotiations to extend either or both of the loans. As a result of the default of the Chase Park Plaza Hotel loan, past due amounts may bear interest at a rate of the BBA Libor daily floating rate plus 800 basis points per annum during the default period. As a result of the default of Chase—The Private Residences loan, past due amounts may bear interest at a rate of the BBA Libor daily floating rate plus 850 basis points per annum during the default period.

        The Becket House loan matured on March 9, 2011. We have executed an agreement with the senior lender to bifurcate the existing loan into two loans consisting of an A loan of £8 million ($12.9 million) and a B loan of £3.7 million ($6 million). We have also executed an agreement with an unaffiliated third party to provide up to £4 million ($6.5 million) (the "Junior Loan"). The B loan and Junior Loan have essentially the same terms and are subordinate to the A loan. The A loan, B loan and Junior Loan will mature on December 31, 2012.

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

        We are permitted to acquire, and historically have acquired, real properties by using either existing financing or borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds for the funding our ongoing operations. There is no limitation on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing. We may incur indebtedness in excess of the limit if the excess is approved by a majority of our independent directors.

        Our board of directors has adopted a policy that we will generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, which is defined as our total assets plus acquired below-market lease intangibles, each as reflected on our balance sheet at the time of the calculation, without giving effect to any accumulated depreciation or amortization attributable to our real estate assets, unless substantial justification exists that borrowing a greater amount is in our best interests and a majority of our independent directors approve the greater borrowing. Our policy limitation, however, does not apply to individual real estate assets. As a result, we typically borrow more than 75% of the purchase price of an individual real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.

        We do not borrow money secured by a particular real property unless we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available to fund our ongoing operations may be affected. In addition, incurring mortgage debt increases the risk of (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, our ability to make distributions to our stockholders will be adversely affected.

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

        We have borrowed money that bears interest at a variable rate. In addition, from time to time we may pay mortgage loans or refinance our properties in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make distributions to you. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on the investments. Prolonged interest rate increases also negatively impact our ability to make investments with positive economic returns.

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

        Certain of the real estate-related securities that we purchased in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition, except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we make or purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower's default.

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

        If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

        If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property, as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

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

        Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and 2010. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2013. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the "double taxation" to which other corporations are typically subject.

        Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

General

        As of December 31, 2010, we wholly owned 11 properties and consolidated five properties through investments in joint ventures. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

        The following table presents certain additional information about our consolidated properties as of December 31, 2010:

Property Name	Location	Approximate Rentable Square Footage	Description	Encumbrances (in thousands)		Ownership Interest	Year Acquired	Occupancy at the end of 2010		Occupancy at the end of 2009		Effective Annual Rent per Square Foot/Unit for 2010		Effective Annual Rent per Square Foot/Unit for 2009
12600 Whitewater Drive	Minnetonka, Minnesota	71,000	2-story office building	$8,395	(1)	100%	2006	100%		100%		$10.50		$12.46
Bent Tree Green	Dallas, Texas	138,000	3-story office building	$6,674		100%	2006	75%		73%		18.52		17.93
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	$14,104	(1)	100%	2006	86%		81%		12.30		12.21
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus	$12,898	(1)	100%	2007	100%		100%		15.33		14.85
Northpoint Central	Houston, Texas	180,000	9-story office building	$14,298	(1)	100%	2007	93%		86%		20.38		20.01
Regency Center	Houston, Texas	157,000	6-story office building	$12,695	(1)	100%	2007	91%		93%		13.63		13.37
2603 Augusta	Houston, Texas	242,000	16-story office building	$7,693	(1)	100%	2007	57%		60%		16.72		17.32
Northborough Tower	Houston, Texas	207,000	14-story office building	$21,042		100%	2007	100%		100%		20.72		20.06
Crossroads	San Diego, California	140,000	7-story office building	$26,174		100%	2008	65%		77%		25.69		28.57
Tanglewood at Voss	Houston, Texas	—	multifamily	$39,415		100%	2010	94%		n/a		11,988.44	(2)	n/a
Santa Clara 700/750 Joint Venture	Santa Clara, California	306,000	2-building office complex	$25,000		100%	2007	100%		100%		9.34		9.11
Rio Salado Business Center	Phoenix, Arizona	—	development property			99%	2007	n/a		n/a		n/a		n/a
Chase Park Plaza	St. Louis, Missouri	—	hotel and development property	$85,223		95%	2006	55	%(3)	47	%(3)	n/a		n/a
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property			94%	2007	52	%(3)	30	%(3)	n/a		n/a
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	$56,114		93%	2007	82%		61%		19.91		21.90
Becket House	London, England	46,000	long-term leasehold interest	$18,101		80%	2007	35%		35%		28.90		29.76

(1)
These properties secure our Senior Revolving Credit Facility.

(2)
Effective annual rent per multifamily unit.

(3)
Hospitality property.

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

Geographic Diversification

        The following table shows the geographic diversification of our real estate portfolio for those properties we consolidate on our financial statements as of December 31, 2010 ($ in thousands):

Location	2010 Base Rent(1)(2)	Percentage of 2010 Base Rent
Texas	$22,797	59%
California	5,260	14%
Colorado	4,545	12%
Missouri	3,858	10%
Minnesota	801	2%
International	1,240	3%

	$38,501	100%

(1)
Other than Northborough, which represented 11% of our 2010 base rent, The Lodge & Spa at Cordillera which represented 10% of our 2010 base rent, and Frisco Square, which represented 10% of our 2010 base rent, no other single property represented more than 10% of our 2010 base rent. No single tenant represented more than 10% of our base rental revenues. As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, condominium and land held for development. Within our office properties, we have over 150 tenants who operate in numerous industries including technology, finance and insurance, professional services, and retail.

(2)
2010 Base Rent represents contractual base rental income of our office and industrial properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

Future Lease Payments Table

        The following table presents the future minimum base rental payments of our office and industrial properties due to us over the next ten years at our consolidated properties as of December 31, 2010 ($ in thousands):

Year	Future Minimum Base Rental Payments
2011	$31,972
2012	26,690
2013	23,515
2014	18,133
2015	14,308
2016	11,901
2017	10,267
2018	4,093
2019	2,280
2020	1,673
Thereafter	4,278

Total	149,110

Portfolio Lease Expirations

        The following table presents lease expirations at our consolidated office and industrial properties as of December 31, 2010 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2011	20	$1,579	5%	65,462	4%
2012	28	2,891	9%	149,971	9%
2013	28	5,586	17%	343,754	20%
2014	20	6,002	19%	447,511	26%
2015	21	3,257	10%	149,817	9%
2016	13	2,347	7%	97,904	6%
2017	6	1,351	4%	66,532	4%
2018	6	6,411	20%	225,336	13%
2019	3	1,397	4%	83,212	5%
2020	3	155	1%	5,379	0%
Thereafter	4	1,244	4%	66,881	4%

Total	152	$32,220	100%	1,701,759	100%

(1)
Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Item 3.    Legal Proceedings

        On March 4, 2010, Shannon B. Skokos and Theodore C. Skokos (the "Skokoses"), owners of a $19.5 million limited partner interest in and lenders to the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas ("Royal Island"), filed a third amended petition in the 68th Judicial District Court of Dallas County, Texas which added Behringer Harvard Opportunity REIT I, Inc. as a defendant in a lawsuit originally filed on December 19, 2008. Behringer Harvard Opportunity REIT I, Inc. is also a limited partner in and a lender to Royal Island. Other defendants in the lawsuit are Royal Island Partners, LP, Cypress Equities, LLC, Christopher C. Maguire, Behringer Harvard Royal Island, LLC, Behringer Harvard Holdings, LLC, Behringer Harvard RI Lender, LLC, Royal Island Bahamas, Ltd., Cypress Royal Island GP, LP, Cypress Royal Island GP, LLC, Royal Island Golf Club, Bahamas Ltd., and RIBL US Borrower, LLC. The lawsuit asserted fraud in the inducement, fraud in a real estate transaction, negligent misrepresentation, unjust enrichment, violations of the Texas Securities Act, breach of a credit agreement related to the lending arrangements at Royal Island and violation of fiduciary duties arising out of the credit agreement and the related agreement among lenders and agent.

        In January 2011 a settlement agreement was reached with the Skokoses in which all parties executed mutual releases and indemnities and caused the lawsuit to be dismissed without prejudice. The settlement agreement provides for the transfer of approximately 28 acres of land in the Royal Island development along with additional rights and privileges tied to future development activities that may occur. The Skokoses gave up all rights as a partner in Royal Island Partners, LP and surrendered claims to their capital contributions made to the Royal Island Partners, L.P.

        Additionally as a part of the settlement a new joint venture will be created in which Behringer Harvard RI Lender, LLC, Behringer Harvard RI A-1 Lender, LLC and the Skokoses own all of the notes receivable of Royal Island Partners, LP. Each lender will contribute its respective note in exchange for a pro rata ownership interest in the new joint venture which will result in our owning approximately 93% of the new joint venture.

Item 4.    Removed and Reserved

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

        On January 10, 2011, pursuant to our Estimated Valuation Policy, our board established an estimated per share value of our common stock as of December 31, 2010 of $7.66, adjusted from the previous estimated per share value of $8.03 established on January 8, 2010.

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

        For further information regarding the limitations of the estimated value per share, see the Estimated Valuation Policy filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 22, 2009. For a full description of the methodologies used to calculate the estimated value per share, see our Current Report on Form 8-K filed with the SEC on January 14, 2011.

        The value of our shares will continue to fluctuate over time in response to developments related to individual assets in the portfolio, management of those assets and to the real estate and finance markets. The current downturn in the economy has had a negative effect on commercial property values, and has severely limited access to the capital markets. As required by the Estimated Valuation Policy, we currently expect to update our estimated value per share annually.

Holders

        As of February 28, 2011, we had approximately 56,500,449 shares of common stock outstanding held by a total of approximately 20,796 stockholders.

Distributions

        We elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2006. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. Until we generate sufficient cash flow to fully fund the payment of distributions some or all of our distributions have been paid and may continue to be paid from other sources. To the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. As the Company continues its objective of enhancing and repositioning its assets to create value, it has begun its disposition phase. In connection with entering our disposition phase our board of directors has determined to cease regular quarterly distributions in favor of those that may arise from proceeds available to be distributed from such sale of assets. For tax purposes, of the amounts distributed by us in 2010 and 2009, represented a 100% return of capital.

        Distributions paid to stockholders are funded through various sources, including cash flow from operating activities, proceeds raised as part of the Offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Total Distributions Paid	$8,402	$13,772	$16,378
Principal Sources of Funding:
Distribution Reinvestment Plan	$5,676	$9,896	$12,372
Cash flow provided by (used in) operating activities	$17,464	$11,421	$(29,282)
Cash available at the beginning of the period(1)	$9,511	$25,260	$78,498

(1)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings after the impact of historical operating activities, other investing and financing activities.

        Distributions for the quarters in the years ended December 31, 2010 and 2009 were as follows ($ in thousands, except per share amounts):

	Distributions Paid
				Total Distributions Declared		Declared Distribution Per Share
2010	Cash	Reinvested	Total
Fourth Quarter	$476	$931	$1,407	$1,409	(1)	$0.025
Third Quarter	474	930	1,404	1,406		0.025
Second Quarter	460	943	1,403	1,406		0.025
First Quarter	1,316	2,872	4,188	1,405		0.025

Total	$2,726	$5,676	$8,402	$5,626		$0.100

	Distributions Paid
				Total Distributions Declared		Declared Distribution Per Share
2009	Cash	Reinvested	Total
Fourth Quarter	$1,263	$2,899	$4,164	$4,187		$0.075
Third Quarter	1,192	2,947	4,139	4,140	(3)	0.075
Second Quarter(2)	372	1,033	1,405	—		—
First Quarter	1,047	3,017	4,064	4,070		0.075

Total	$3,874	$9,896	$13,772	$12,397		$0.225

(1)
The distribution was declared on January 10, 2011 for the fourth quarter 2010 and was paid on February 3, 2011.

(2)
Prior to April 1, 2009, distributions were declared in advance based upon a daily rate of $.00008219 per share and paid monthly by the 16th day of the following month. Beginning with the second quarter of 2009, our board determined to declare distributions quarterly in arrears. As a result, the distributions paid during the second quarter of 2009 related to distributions declared for March 2009. Distributions paid with respect to the second quarter of 2009 were paid during the third quarter.

(3)
The distribution presented was declared in the 3rd quarter 2009 for stockholders of record as of the 2nd quarter 2009. A distribution of $4,164 was declared for stockholders of record as of the 3rd quarter 2009.

        For further discussion regarding our ability to sustain the current level of our distributions, see "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions."

Recent Sales of Unregistered Securities

        None.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	74,688	$8.78	10,925,312	*
Equity compensation plans not approved by security holders	—	—	—
Total	74,688	$8.78	10,925,312	*

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

        On March 30, 2009, our board of directors adopted an amended and restated share redemption program and voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability, or confinement to a long-term care facility (referred to herein as "Exceptional Redemptions"). However, the board determined to not accept and to suspend until further notice redemptions other than Exceptional Redemptions, referred to herein as "Ordinary Redemptions".

        On January 10, 2011, as is customary for REITs entering the disposition phase and in accordance with the Company's third amended and restated share redemption program, the board suspended the redemption program with respect to all redemption requests until further notice. This allows the Company to further conserve capital in anticipation of its portfolio capital needs that can preserve and enhance ultimate sales proceeds of its properties, including capital needs for leasing commissions, tenant improvements, completion of development or redevelopment, disposition costs, and other capital requirements.

        On January 10, 2011, our board of directors established a new estimated per share value of $7.66 pursuant to the valuation policy.

        During the fourth quarter ended December 31, 2010, we redeemed shares as follows:

2010	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October	—	$—	—
November	47,551	$8.03	47,551	(1)
December	—	$—	—

	47,551	$8.03	47,551	(1)

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

        For the year ended December 31, 2009, only properly submitted Exceptional Redemption requests were processed and fulfilled and our board of directors did not consider any requests for Ordinary Redemptions. For the year ended December 31, 2009, we received a total of 310 redemption requests for an aggregate of 1,087,221 shares of common stock. We fulfilled 42 of such redemption requests, all of which related to Exceptional Redemptions, for an aggregate of 153,755 shares, and 268 redemption requests were unfulfilled for an aggregate of 933,466 shares. Unfulfilled redemption requests in 2009 would likely have been higher had we not announced a suspension of Ordinary Redemptions after the first quarter of 2009. Cash amounts paid to stockholders during the year ended December 31, 2009 for fulfilled redemption requests was $1.4 million and were funded from cash flows provided by operating activities.

        On January 10, 2011, our board of directors suspended our entire share redemption program. For the year ended December 31, 2010, our board of directors did not consider any Ordinary Redemption requests and honored all properly submitted Exceptional Redemption requests submitted for the first, second and third quarters of 2010. Thus, for the fiscal year ended December 31, 2010, we fulfilled 52 properly submitted redemption requests, all of which related to Exceptional Redemptions, for an aggregate of 152,108 shares, and 11 Exceptional Redemption requests submitted for the fourth quarter of 2010, were unfulfilled for an aggregate of 306,888 shares. We have not presented information regarding submitted and unfulfilled Ordinary Redemptions during 2010 as our board of directors suspended such redemptions as of the first quarter of 2009 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program's suspension.

        Any redemption requests submitted while the program is suspended are being returned to investors and must be resubmitted upon resumption of the share redemption program. If the share redemption program is resumed, we would give all stockholders notice that we were resuming redemptions, so that all stockholders would have an equal opportunity to submit shares for redemption. Upon resumption of the program, any redemption requests will be honored pro rata among all requests received based on funds available; requests will not be honored on a first come, first serve basis.

Item 6.    Selected Financial Data.

        We were formed on November 23, 2004, and commenced operations on November 9, 2005 when we accepted the minimum amount of subscriptions pursuant to the Offering.

        At December 31, 2005, we owned no properties. As of December 31, 2006, we consolidated four wholly-owned properties and consolidated one property in which we had a 95% interest through an investment in a limited liability company. In addition, we consolidated two development properties as a mezzanine lender.

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

        As of December 31, 2010, we consolidated 11 wholly-owned properties and consolidated five properties through investments in joint ventures, including two hotel and development properties and a mixed use office, retail and multifamily property. We are the mezzanine lender for one multifamily property. We had noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. In August 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our property, Ferncroft Corporate Center, to the lender associated with the property. The results of this property are classified as discontinued operations in the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2010, 2009, and 2008.

        Accordingly, the following selected financial data may not be comparable. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

        The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

	As of December 31,
	2010	2009	2008	2007	2006
Total assets	$697,624	$843,931	$890,866	$778,695	$267,168

Long-term debt obligations	$347,825	$429,787	$416,179	$243,902	$89,203
Other liabilities	33,529	39,723	51,320	53,398	15,870
Noncontrolling interest(1)	3,609	(4,325)	5,502	15,335	2,648
Stockholders' equity	312,661	378,746	417,865	466,060	159,447

Total liabilities and equity	$697,624	$843,931	$890,866	$778,695	$267,168

	Year ended December 31,
	2010	2009	2008	2007	2006
Revenues	$85,487	$82,393	$69,292	$29,552	$2,270
Net income (loss) from continuing operations	$(58,757)	$(45,509)	$(44,106)	$(3,565)	$2,252
Loss from discontinued operations	$(7,926)	$(2,451)	$(623)	$(692)	$48
Gain on sale of real estate	$3,901	$—	$—	$—	$—
Add: Net loss attributable to the noncontrolling interest	$1,549	$10,923	$10,028	$401	$91
Net income (loss) attributable to common shareholders	$(61,233)	$(37,037)	$(34,701)	$(3,856)	$2,391
Basic and diluted earnings (loss) per share	$(1.09)	$(0.67)	$(0.64)	$(0.11)	$0.25
Distributions declared per share	$0.10	$0.23	$0.30	$0.29	$0.18

(1)
Noncontrolling interest consists of the noncontrolling ownership interests in real estate properties that we consolidate (Santa Clara 700/750 JV, Chase Park Plaza, The Lodge & Spa at Cordillera, Rio Salado Business Center, Frisco Square, and the Becket House).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Executive Overview

        We are a Maryland corporation that was formed in November 2004 to invest in and operate commercial real estate or real-estate related assets located in or outside the United States on an opportunistic basis. We conduct substantially all of our business through our operating partnership and its subsidiaries. We are organized and qualify as a REIT for federal income tax purposes.

        We are externally managed and advised by Behringer Harvard Opportunity Advisors I, a Texas limited liability company formed in June 2007. Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf.

        As of December 31, 2010, we had invested in 22 assets including 11 wholly owned properties and five consolidated properties through investments in joint ventures. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Arizona, California, Colorado,

Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia. During the year ended December 31, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of Ferncroft Corporate Center, located in Middleton, Massachusetts, to the lender associated with this property.

Liquidity and Capital Resources

  Strategic Asset Sales

        We have entered the disposition phase of our life cycle and believe in certain instances it makes economic sense to sell properties in today's market, such as when the value of the in-place cash flows from existing tenants is stable, predictable and attractive to potential buyers, when the property has limited or no equity with a near-term debt maturity, or when the equity in a property can be redeployed in the portfolio in order to achieve better returns or strategic goals.

        Our management is continually reviewing strategies to execute the original business plan for the REIT and create additional liquidity for the Company and its stockholders. To that end, management has identified three distinct sub-portfolios of our investments: a near-term disposition portfolio, a mid-term disposition portfolio, and a long-term disposition portfolio. Properties are assigned to and could shift among sub-portfolios based on a variety of factors. The near-term disposition portfolio is currently comprised of four stabilized properties that offer the best opportunity for disposition in 2011 based on the current stability of their tenancy combined with limited lease rollover during 2011 - 2013. These properties are included in the credit facility. The mid-term disposition portfolio is currently comprised of three stabilized properties that are in markets that would benefit from anticipated rental increases and improving local markets before sale and ten properties that are in various stages of the stabilization process. These properties may require additional time to lease up vacancy, retain key tenants, create value through reinvestment, or sell condominium units or land parcels before their ultimate disposition, all of which may require additional capital resources. We anticipate completing these strategies in the 2011 - 2013 timeframe. The long-term liquidation portfolio is currently comprised of three development projects and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types. It is possible that management will invest enough additional capital in two of these sites to make them attractive to market to other developers rather than complete the original development plan. If so, a disposition of all three assets is expected to occur by or before 2014. Due to the nature of these various portfolios, we believe that special distributions to our stockholders will occur in a phased manner beginning in 2012 and beyond and that most or all of the net proceeds from sales occurring in late 2010 or 2011 will be used to provide liquidity to refinance maturing debt, cover operating expenses, and make enhancements to portfolio properties in cases where additional investment makes sense for maximizing total stockholder value. However, there can be no assurance that future dispositions will occur, or, if they occur, that they will help us to achieve our objectives.

  Liquidity Demands

        Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements), certain ongoing costs at our development properties, operating expenses, special distributions as they are declared and interest and principal on our outstanding indebtedness. We expect to fund a portion of these demands by using cash flow from operations of our current investments and borrowings. Additionally, we will use proceeds from our strategic asset sales.

        To bridge the company's liquidity needs until these asset sales occur, in January 2011, the Company obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. Also in January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. The Company has also obtained a $2.5 million loan from our Advisor to further bridge the Company's liquidity needs. The $2.5 million loan has a maturity date of the earliest of (i) the second anniversary of the date of the note, (ii) the termination without cause of the advisory agreement or (iii) the termination without cause of the property management agreement and bears interest at a rate of 5%. The balance on the loan at March 31, 2011 is $1.5 million.

        We continually evaluate the Company's liquidity and ability to fund future operations and debt obligations. As part of those analyses, we consider lease expirations and other factors. As indicated in the Portfolio Lease Expirations Table, leases representing 14% of the Company's annualized base rent will expire by the end of 2012. The lease expirations through 2012 are spread among eight of the Company's properties with no one lease representing greater than 2% of the total expirations by annualized base rent. As a normal course of business, the Company is pursuing renewals, extensions and new leases. If the Company is unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect the Company's ability to fund its ongoing operations.

        For both our short-term and long-term liquidity requirements, other potential sources of capital may include proceeds from secured or unsecured debt financing, reduction or a temporary elimination of the amount of distributions paid, decreases in the amount of nonessential capital expenditures and further deferral of fees paid to the Advisor and BH Property Management. The board has suspended the share redemption program and determined to cease payments of quarterly distributions in order to conserve cash.

        On October 22, 2010, we sold our 50% unconsolidated equity interest in the GrandMarc at the Corner, a student housing complex at the University of Virginia in Charlottesville, Virginia, to an unaffiliated third party. The aggregate sale price for the GrandMarc at the Corner was $45.5 million. Our portion of the proceeds, following the pay off of the outstanding third-party senior loan and after selling costs, was approximately $8.8 million, which is being used to fund ongoing property related development, capital and operating costs as well as Company operating needs.

        On March 11, 2011, we signed an agreement to sell 12600 Whitewater for $9.7 million. The sale is expected to close in April 2011. The estimated proceeds to the Company would be approximately $2.3 million. There is no assurance that this sale will occur.

        As discussed in more detail in "Strategic Asset Sales" above, there can be no assurance that future dispositions will occur, or that, if they occur, that they will help us to achieve our objectives. In addition, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved. Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment. Asset sales may be also required under terms that are less advantageous than we could achieve with a longer holding period.

  Debt Financings

        One of our principal short term and long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility discussed below. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2010. The table does not represent any extension options ($ in thousands).

	Payments Due by Period(1)
	2011	2012	2013	2014	2015	After 2015	Total
Principal payments—fixed rate debt	$475	$6,822	$341	$361	$382	$18,501	$26,882
Interest payments—fixed rate debt	1,384	1,244	1,117	1,097	1,076	90	6,008
Principal payments—variable rate debt	252,491	42,618	25,000	—	—	—	320,109
Interest payments—variable rate debt (based on rates in effect as of December 31, 2010)	6,413	3,063	822	—	—	—	10,298

Total	$260,763	$53,747	$27,280	$1,458	$1,458	$18,591	$363,297

(1)
Does not include approximately $0.8 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.

        The table below provides information regarding our notes payable with scheduled maturities in the twelve months following December 31, 2010, along with extension options, if available. Available extension options that are associated with the notes payable listed below are subject to certain conditions as required under the respective loan agreements (amounts in thousands).

Description	Balance at December 31, 2010	Maturity Date		Extension Options	Recourse to the Company
Senior Secured Credit Facility	$70,082	02/13/11	(1)	Two one-year options
Chase Park Plaza Hotel	77,474	03/15/11	(2)	None	50% (4)
Chase—The Private Residences	7,749	03/15/11	(2)	None	50% (4)
Becket House—RBS	18,101	03/09/11	(3)	None	Non-recouse
Crossroads	26,174	06/30/11		Two one-year options	100%
Frisco Square I, LLC (Land)	21,466	07/28/11		One one-year option	100%
Frisco Square II, LLC	7,783	07/28/11		Two one-year options	25%
Frisco Square III, LLC	8,624	07/28/11		Two one-year options	100%
Frisco Square IV, LLC	14,550	07/28/11		Two one-year options	Varies (5)

Total due in next twelve months	$252,003

(1)
The credit facility was extended until 2/13/12.

(2)
The Chase Park loans were extended until 3/15/11.

(3)
The Becket House loan was extended until December 31, 2012.

(4)
The extension agreement modifies the loan to 100% recourse to the Fund.

(5)
$1 million of the balance is 100% recourse to the Company, the remaining $13.55 million is 25% recourse to the Company.

        With respect to our debt due in the next twelve months, we are working with our lenders to either extend the maturity dates of the loans or refinance the loans under different terms.

        Effective February 13, 2011, we reached an agreement with the lenders on the senior secured credit facility to extend the maturity date of the loan from February 13, 2011 to February 13, 2012. The loan extension required a principal payment of $0.7 million, reducing the balance outstanding under the senior secured credit facility to $69.3 million as of February 13, 2011.

        The loans related to Chase Park Plaza Hotel and Chase—The Private Residences matured on November 15, 2010. We reached agreements with the lenders to extend the maturity date of the loans to March 15, 2011. We have been working with the lenders to extend each of the loans, and we believe that we have agreements in principle to extend both loans to November 15, 2011. However, we have not yet received final executed documents of the extensions, and there are no assurances we will be successful in our negotiations to extend either or both of the loans. As a result of the default of the Chase Park Plaza Hotel loan, past due amounts may bear interest at a rate of the BBA Libor daily floating rate plus 800 basis points per annum during the default period. As a result of the default of Chase—The Private Residences loan, past due amounts may bear interest at a rate of the BBA Libor daily floating rate plus 850 basis points per annum during the default period.

        In February 2011, we received net proceeds of $14.7 million related to the monetization of State of Missouri historic tax credits on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri. The proceeds from these historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

        The Becket House loan matured on March 9, 2011. We have executed an agreement with the senior lender to bifurcate the existing loan into two loans consisting of an A loan of £8 million ($12.9 million) and a B loan of £3.7 million ($6 million). We have also executed an agreement with an unaffiliated third party to provide up to £4 million ($6.5 million) (the "Junior Loan"). The B loan and Junior Loan have essentially the same terms and are subordinate to the A loan. The A loan, B loan and Junior Loan will mature on December 31, 2012.

        We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off. However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In addition, the continued economic downturn and lack of available credit could delay or inhibit our ability to dispose of our properties in an orderly manner, or cause us to have to dispose of our properties for a lower than anticipated return. To the extent we are unable to reach agreeable terms with respect to extensions or refinancings we may not have the cash necessary to repay our debt as it matures, which could result in an event of default that could allow lenders to foreclose on the property in satisfaction of the debt, seek repayment of the full amount of the debt outstanding from us or pursue other remedies.

        Our notes payable decreased to $347.8 million at December 31, 2010 from $429.8 million at December 31, 2009 primarily as a result of the deconsolidation of Alexan Black Mountain, effective January 1, 2010, and the deed-in-lieu of foreclosure related to Ferncroft Corporate Center. Each of our loans is secured by one or more of our properties. At December 31, 2010, our notes payable interest rates ranged from 2% to 9.5%, with a weighted average interest rate of 3.9%. Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough and Frisco Square investments require monthly payments of both principal and interest. At December 31, 2010, our notes payable had maturity dates that ranged from February 2011 to January 2016.

        If debt financing is not available on acceptable terms and conditions, we may not be able to refinance maturing debt or obtain financing for investments.

        The commercial real estate debt markets are continuing to experience volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms.

        As the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our developments and property contributions. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (i) leads to a decline in real estate values generally; (ii) slows real estate transaction activity; (iii) reduces the loan to value upon which lenders are willing to extend debt; and, (iv) results in difficulty in refinancing debt as it becomes due. Any of these events may have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operations of real properties and mortgage loans. In addition, the current state of the debt markets may continue to negatively impact our ability to raise additional equity should we decide to bring in partners on our development properties.

        If this volatility and uncertainty persists, our ability to borrow funds on acceptable terms and conditions or to finance activities related to our real estate assets will be significantly impacted. If interest rates are higher when the properties are refinanced, our cash flow from operating activities will be reduced. In addition, in the current market, lenders have increased the amount of equity required to support either new or existing borrowings.

  Santa Clara Tech Center

        The Santa Clara Tech Center property consists of three buildings: the 700, 750, and 800 buildings. The mortgage and mezzanine loans (collectively, the "Original Loans") associated with the Santa Clara Tech Center matured on June 9, 2010. As of the maturity date, due to ongoing negotiations with an unaffiliated third party (the "Santa Clara JV Partner") to create the joint ventures discussed below, we had not reached an agreement with the lender to extend the terms of the Original Loans and accordingly, we were granted a forbearance by the lender through August 5, 2010.

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

  •
  We entered into two joint ventures with the Santa Clara JV Partner so that one joint venture holds the 700 and 750 buildings (the "700/750 Joint Venture") separately from the joint venture that holds the 800 building (the "800 Joint Venture"). We contributed our remaining 50% interest in the Santa Clara Tech Center along with an aggregate $8.8 million of cash in exchange for 50% interests in each of the two new joint ventures. The Santa Clara JV Partner also contributed an aggregate $8.8 million of cash and their 50% interest in the Santa Clara Tech Center in exchange for their respective 50% interests. In addition, the Santa Clara JV Partner acquired preferred equity interests in the joint ventures for an aggregate $7.5 million in cash, which was used to pay down the Original Loans' outstanding balance discussed below;

  •
  The agreements associated with the Original Loans were severed and replaced by new loan agreements with the same lender by bifurcating each of the Original Loans into two new loans (the "Replacement Loans") such that the balance of the Replacement Loans at inception associated with the 700 and 750 buildings totaled $25 million and the balance associated with the 800 building totaled $20.5 million;

  •
  The new joint ventures paid down the Original Loans' balance by an aggregate $7 million, such that the balances of the Replacement Loans at inception were an aggregate of $45.5 million;

  •
  The maturity date of the Replacement Loans is June 9, 2013;

  •
  The Replacement Loans require payment of interest only until maturity at a rate equal to:

  •
  Replacement mortgage loans—either (i) the greater of 1% or the 30-day LIBOR, plus 4.75% (the "LIBOR Option") or (ii) the prime rate plus the difference between the LIBOR Option and the prime rate; and

  •
  Replacement mezzanine loans—either (i) the greater of 1% or the 30-day LIBOR, plus 8.5% (the "Mezzanine LIBOR Option") or (ii) the prime rate plus the difference between the Mezzanine LIBOR Option and the prime rate;

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

        The 700/750 Joint Venture agreement provides the Santa Clara JV Partner with a put option that could require us to re-acquire the Santa Clara JV Partner's 50% interest in the 700/750 Joint Venture at a fixed price upon satisfaction of certain conditions. Under GAAP, the condition of retaining the substantial risk or rewards of ownership such as a put option precludes us from recognizing the sale of 50% of our interest in the 700 and 750 buildings to the Santa Clara JV Partner. Accordingly, we will continue to reflect the assets and liabilities of the 700 and 750 buildings in our consolidated balance sheet as if a sale had not occurred. Further, we have recognized the $6 million cash contribution received from the Santa Clara JV Partner for their respective 50% interest in the 700/750 Joint Venture as a deposit in accrued and other liabilities in our consolidated balance sheet at December 31, 2010 pending termination or cancellation of the put option or until the sale is considered consummated under GAAP. The 800 Joint Venture agreement does not contain a put option provision, therefore we recognized the disposition of our 50% interest in the 800 building as a sale.

  Becket House

        Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios. As a result of the difficult economic conditions negatively impacting both occupancy and rental rates at the Becket House, which caused lease renewals and new leases to be executed at substantially lower rates per square foot, we were unable to meet certain financial covenants under the Becket House loan agreement as of December 31, 2010. We also defaulted on a portion of an interest payment totaling approximately $100,000. In addition, in 2009 and 2008, we recognized impairment charges related to our leasehold interest in Becket House of $9.9 million and $6 million, respectively. Failure to meet the loan covenants under the loan agreement constitutes a technical default and, absent a waiver or modification of the loan agreement, the lender may accelerate maturity with any unpaid interest and principal immediately due and payable. At December 31, 2010, the outstanding principal balance of the Becket House loan was $18.1 million.

        The Becket House loan matured on March 9, 2011. We have executed an agreement with the senior lender to bifurcate the existing loan into two loans consisting of an A loan of £8 million ($12.9 million) and a B loan of £3.7 million ($6 million). We have also executed an agreement with an unaffiliated third party to provide up to £4 million ($6.5 million) (the "Junior Loan"). The B loan and Junior Loan have essentially the same terms and are subordinate to the A loan. The A loan, B loan and Junior Loan will mature on December 31, 2012.

  Credit Facility

        On February 13, 2008, we entered into a senior secured revolving credit facility (the "Credit Agreement") providing up to $75 million of secured borrowings with Bank of America, as lender and administrative agent, and other lending institutions that become a party to the Credit Agreement. The credit facility is secured by a first lien on all real property assets in a collateral pool consisting of six wholly owned properties. Loans under the credit facility bear interest at an annual rate that is equal to a combination of (i) the LIBOR plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 1.5% to 1.7%, or (ii) the prime rate plus an applicable margin that, depending upon the debt service coverage ratio, may vary from 0% to 0.2%. The credit facility matured on February 13, 2011. Effective February 13, 2011, we executed an agreement with the lenders to extend the maturity date of the loan from February 13, 2011 to February 13, 2012. The extension required a pay down on the loan of approximately $0.7 million. All other material terms of the Credit Agreement remain the same. After the February 2011 extension, we have one remaining option to extend the maturity date for a period of twelve months upon meeting certain conditions under the Credit Agreement.

        We have unconditionally guaranteed payment of the Credit Agreement. The availability of credit under the Credit Agreement is limited by the terms of the Credit Agreement. As of December 31, 2010, the maximum availability and outstanding balance under the Credit Agreement was $70.1 million. The proceeds of the Credit Agreement have been used to fund ongoing costs at our development and operating properties and for general corporate purposes.

        Our ability to fund our liquidity requirements is expected to come from the cash and cash equivalents on the consolidated balance sheet totaling $9.8 million as of December 31, 2010, new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing including using the proceeds from the sale of our properties and eliminating our quarterly distribution to achieve our investment objectives.

        As of December 31, 2010, restricted cash on the consolidated balance sheet of $2.6 million includes amounts set aside as interest reserves totaling $1 million. The remaining balance of $1.6 million includes amounts set aside related to certain operating properties for tenant improvement and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

  Joint Venture Indebtedness

        We have noncontrolling, unconsolidated ownership investments in three properties and one investment in a joint venture consisting of 22 properties. Our effective ownership percentages range from 47% to 50%. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. As of December 31, 2010, the total amount of aggregate debt held by unrelated parties that was incurred by these ventures was approximately $147.3 million.

        The table below summarizes the outstanding debt of these properties as of December 31, 2010 ($ in thousands).

Properties	Venture Ownership %	Interest Rate (as of December 31, 2010)	Carrying Amount	Maturity Date
GrandMarc at Westberry Place	50%	4.94%	$37,460	January 1, 2020
Santa Clara 800 Joint Venture mortgage loan	50%	5.75%	10,000	June 9, 2013
Santa Clara 800 Joint Venture mezzanine loan	50%	9.50%	10,500	June 9, 2013
Central Europe Joint Venture	47%	2.54% (1)	89,382	March 1, 2012	(2)

Total			$147,342

(1)
Represents the weighted average interest rate of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

(2)
Represents the weighted average maturity date of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

Market Outlook

        Beginning in 2008, the U.S. and global economies have experienced a significant downturn. This downturn included disruptions in the broader financial and credit markets, declining consumer confidence, and an increase in unemployment rates. These conditions have contributed to weakened market conditions. Due to the struggling U.S. and global economies, including losses in the financial and professional services industries, overall demand across most real estate sectors including office, multifamily, hospitality, and retail remains low. We believe that corresponding rental rates will also increase slightly in 2011 over 2010. The national vacancy percentage for office space decreased from 19.4% in the fourth quarter of 2009 to 17.4% in the fourth quarter of 2010. To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.

        The hospitality industry is beginning to see early signs of a recovering economy. Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 50.6% in the fourth quarter of 2009 to 53.5% in the fourth quarter of 2010. The national overall Average Daily Rate ("ADR") has also risen, from $95.79 in the fourth quarter of 2009 to $98.25 in the fourth quarter of 2010. This positive growth in the hospitality industry is expected to continue.

        Increased demand for multifamily housing is being generated from the growing population segment of 20 to 34 year-olds, which we believe to be the prime age for renters. Analysts project that the proportion of this age group to peak in the next three years at just under 21% of the U.S. population. This age group has had more success securing and retaining employment than other workers in 2010 and are increasing rental demand by moving out from their parents' homes or living with fewer roommates. While renter household formation is growing, stricter home ownership standards have led to declines in single family household formation in the general population. Single family home ownership peaked in 2004 at approximately 69% and has dropped every year since, losing approximately half a percentage point a year. Analysts are predicting that both of these trends, increasing renter demand and declining home ownership, will continue for at least the next few years and may continue until home ownership declines to historical averages.

        At the same time as demand is increasing, the recession has severely restricted capital for new multifamily developments and, consequently, the supply of new multifamily communities coming on line in the near term. Beginning in 2008, new starts fell dramatically with 2010 reporting the lowest levels in the last 30 years. Since high quality multifamily development can take 18 to 36 months to entitle, permit and construct, there should be a window of limited supply that would provide for improving occupancy, fewer concessions and increasing rental rates. We believe these factors were partially responsible for many of the improvements in industry-wide multifamily operations during 2010, even when unemployment and other general economic factors would normally have implied otherwise.

        We have several projects in various stages of development. Due in large part to the struggling U.S. and global economies, we are continuing to evaluate performing any further substantive development activities on these projects for the near term.

Results of Operations

        As of December 31, 2010, we were invested in 21 assets including 11 wholly owned properties and five consolidated properties through investments in joint ventures. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Arizona, California, Colorado, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

        As a result of new accounting guidance regarding the accounting and disclosure requirements for the consolidation of variable interest entities, on January 1, 2010, we deconsolidated the assets and liabilities of Alexan Black Mountain and Tanglewood at Voss, along with the associated revenue and expenses. On September 30, 2010, we reached an agreement with the Voss Developer and the third-party lender to obtain 100% fee simple interest in Tanglewood at Voss, including assumption of the senior construction loan, in exchange for the full satisfaction of our mezzanine loan balance plus accrued interest (the "Voss Transaction"). Following the Voss Transaction, the Voss Developer does not have any continuing involvement with Tanglewood at Voss. The receipt of Tanglewood at Voss in full satisfaction of our mezzanine loan receivable represents a loss from a troubled debt restructuring of $5 million because the carrying amount of our mezzanine loan receivable plus accrued interest at the time of the Voss Transaction was $18.3 million, and the market value of property less the first lien debt was only $13.3 million.

        As of the year ended December 31, 2009, we had invested in 22 assets: 11 consolidated wholly-owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-used property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two multifamily development properties as a mezzanine lender consolidated as VIEs under GAAP. The investment properties are located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

  Fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenue:
Rental revenue	$46,810	$56,779	$(9,969)	-18%
Hotel revenue	4,483	3,776	707	19%
Condominium sales	27,760	21,838	5,922	27%
Interest income from notes receivable	6,434	—	6,434	n/a

Total revenues	$85,487	$82,393	$3,094	4%
Expenses:
Property operating expenses	$19,543	$23,586	$(4,043)	-17%
Bad debt expense	638	10,230	(9,592)	-94%
Cost of condominium sales	28,239	21,738	6,501	30%
Interest expense	14,707	15,299	(592)	-4%
Real estate taxes	6,629	7,824	(1,195)	-15%
Impairment charge	27,248	15,522	11,726	76%
Provision for loan losses	7,136	—	7,136	n/a
Property management fees	2,072	2,181	(109)	-5%
Asset management fees	6,040	6,488	(448)	-7%
General and administrative	6,699	5,703	996	17%
Depreciation and amortization	23,948	25,904	(1,956)	-8%

Total expenses	$142,899	$134,475	$8,424	6%

Continuing Operations

        Revenues.    Our total revenues increased by $3.1 million to $85.5 million for the year ended December 31, 2010 as compared to $82.4 million for the year ended December 31, 2009. The change in revenues is primarily due to:

  •
  an increase in interest income from notes receivable of $6.4 million of which $5.5 million is related to Royal Island. The remaining $0.9 million is related to deconsolidation of the interest income on Tanglewood at Voss which was eliminated due to consolidation prior to January 1, 2010. On September 30, 2010, we converted our mezzanine loan to an ownership in the property;

  •
  increase in condominium sales of $5.9 million in 2010 compared to 2009. We closed on the sale of 15 condominium units at an average price of $1.9 million each at Chase—The Private Residences during the year ended December 31, 2010. We closed on the sale of 23 condominium units at an average cost of $1 million each during the year ended December 31, 2009;

  •
  increased hotel revenues of $0.7 million related to the start of a slow recovery of the hospitality industry in 2010. Hotel revenues consisted of revenues generated by the operations of The Lodge & Spa at Cordillera; and

  •
  a decrease in rental revenues in 2010 of $10 million, of which $2.3 million is due to the deconsolidation of Alexan Black Mountain on January 1, 2010, $1.7 million is due to the deconsolidation of Tanglewood at Voss on January 1, 2010 (through September 30, 2010), $2.9 related to decreased occupancy at Becket House, and $3.4 million related to an amended hotel lease at Chase Park Plaza.

        Property Operating Expenses.    Property operating expenses for the year ended December 31, 2010 were $19.5 million as compared to $23.6 million for the year ended December 31, 2009, and were comprised of operating expenses from our consolidated properties. Our property operating expenses may fluctuate as we have asset sales.

        Bad debt expense.    Bad debt expense for the year ended December 31, 2010 was $0.6 million as compared to $10.2 million for the year ended December 31, 2009. The decrease in bad debt expense was primarily due to a 2009 charge for bad debt for Chase Park Plaza. Hotel occupancy rates and ADR declined sharply nationwide in 2009. As a result, the Chase Park Plaza lessee, Kingsdell, L.P., was unable to pay the full amount of its lease payment in 2009. In February 2010, the lease with Kingsdell, L.P. was amended to include a revised rental schedule and forgiveness of certain amounts past due under the original lease.

        Cost of Condominium Sales.    Cost of condominium sales, relating to the sale of condominium units at Chase—The Private Residences, for the year ended December 31, 2010 were $28.2 million as compared to $21.7 million for the year ended December 31, 2009. The increase is due to higher average cost of sales for the condominiums sold for the year ended December 31, 2010 as compared to the year ended December 31, 2009. We closed on the sale of 15 condominium units at Chase—The Private Residences during the year ended December 31, 2009. We closed on the sale of 23 condominium units during the year ended December 31, 2009.

        Interest Expense.    Interest expense for the year ended December 31, 2010 was approximately $14.7 million as compared to approximately $15.3 million for the year ended December 31, 2009. The reduction is primarily due to a decrease in the notes payable balances related to the deconsolidation of the Tanglewood at Voss (through September 30, 2010) and Alexan Black Mountain properties. Our notes payable balance at December 31, 2010 was $347.8 million as compared to $429.8 million at December 31, 2009.

        Impairment Charge.    For the year ended December 31, 2010, we recognized $27.2 million in non-cash impairment charges. We recorded an $8.1 million impairment charge related to our office building in San Diego, California, a $1.8 million impairment charge related to one of our office buildings located in Houston, Texas and a $4.8 million impairment charge related to our hotel and condominium property in St. Louis, Missouri during the third quarter of 2010. We also recorded a $6.3 million impairment charge related to one of our investments in an unconsolidated joint venture located in the Bahamas during the third quarter of 2010. In the fourth quarter of 2010, we recorded an additional $0.9 million impairment for our condominium property. We also recorded impairments totaling $5.3 million for two office buildings located in Houston, Texas. If market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.

        For the year ended December 31, 2009, we recognized $15.5 million in impairment charges. We recorded a $9.9 million impairment charge related to our leasehold interest in an office building in London, England and a $5.6 million impairment charge related to our hotel and development property in Edwards, Colorado.

        Property Management Fees.    Property management fees were $2.1 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively, and were comprised of fees related to our consolidated properties. We expect decreases in property management fees in the future as asset sales occur.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2010 totaled $6 million as compared to $6.5 million for the year ended December 31, 2009 and were comprised of fees incurred by our consolidated properties. We expect asset management fees to decrease in the future as asset sales occur.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2010 were $6.7 million as compared to $5.7 million for the year ended December 31, 2009 and were comprised of insurance premiums, auditing fees, transfer agent fees, legal fees, reimbursement for salaries, benefits and shared services of persons employed by an affiliate of our Advisor and other administrative expenses.

        Other income, net.    Other income, net for the year ended December 31, 2010 was $6.1 million as compared to $8.4 million for the year ended December 31, 2009. Other income, net, for the year ended December 31, 2010 is primarily attributable to a refund of fees by the Advisor. Other income, net, for the year ended December 31, 2009, is primarily attributable to the monetization of State of Missouri historic tax credits totaling $8.7 million on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri in 2009. The proceeds from the historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

        Loss on troubled debt restructuring.    Loss on troubled debt restructuring for the year ended December 31, 2010 was $5 million and related to obtaining the fee simple interest in the Tanglewood at Voss property including the assumption of the outstanding senior note payable in full satisfaction of our Tanglewood at Voss mezzanine loan receivable balance plus accrued interest totaling $18.3 million. We had no loss on troubled debt restructuring for the year ended December 31, 2009.

        Gain on sale of real estate.    Gain on sale of real estate for the year ended December 31, 2010 was $3.9 million and related to the sale to an unaffiliated third party of a 50% interest in one of the three buildings (the 800 building) that comprises the Santa Clara Tech Center in August 2010. As we have a continuing involvement with the Santa Clara Tech Center buildings, the sale of a 50% interest is not considered discontinued operations. We had no gain on sale of real estate for the year ended December 31, 2009.

        Noncontrolling interest in continuing operations.    The noncontrolling interest in continuing operations was $1.5 million for the year ended December 31, 2010 as compared to $10.9 million for the year ended December 31, 2009. The primary reason for the decrease was the deconsolidation of Alexan Black Mountain and Tanglewood at Voss.

Discontinued Operations

        Loss from Discontinued Operations.    During the year ended December 31, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of Ferncroft Corporate Center to the lender associated with the property. The loss from discontinued operations for the year ended December 31, 2010 was $7.9 million as compared to $2.5 million for the year ended December 31, 2009. The loss from discontinued operations for the year ended December 31, 2010, includes an approximately $2.3 million loss on extinguishment of debt.

  Fiscal year ended December 31, 2009 as compared to the fiscal year ended December 31, 2008

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	Percent
Revenue:
Rental revenue	$56,779	$51,429	$5,350	10%
Hotel revenue	3,776	5,959	(2,183)	-37%
Condominium sales	21,838	9,704	12,134	125%
Interest income from notes receivable	—	2,200	(2,200)	-100%

Total revenues	$82,393	$69,292	$13,101	19%
Expenses:
Property operating expenses	$23,586	$24,174	$(588)	-2%
Bad debt expense	10,230	316	9,914	3137%
Cost of condominium sales	21,738	9,708	12,030	124%
Interest expense	15,299	16,232	(933)	-6%
Real estate taxes	7,824	7,001	823	12%
Impairment charge	15,522	19,413	(3,891)	-20%
Property management fees	2,181	2,098	83	4%
Asset management fees	6,488	4,596	1,892	41%
General and administrative	5,703	4,935	768	16%
Depreciation and amortization	25,904	23,311	2,593	11%

Total expenses	$134,475	$111,784	$22,691	20%

        Revenues.    Our total revenues increased by $13.1 million to $82.4 million for the year ended December 31, 2009 as compared to $69.3 million for the year ended December 31, 2008. The change in revenues is primarily due to:

  •
  an increase in rental revenues in 2009 of $2.1 million from properties acquired in 2008 which did not contribute a full year of rental revenue in 2008;

  •
  decreased hotel revenues of $2.2 million, largely due to the negative effect of the poor global economy on the hospitality industry. Hotel revenues consisted of revenues generated by the operations of The Lodge & Spa at Cordillera. In general, both occupancy rates and average daily rates for hospitality properties in the United States have declined compared to the same periods in 2008; and

  •
  an increase in condominium sales of $12.1 million in 2009 compared to 2008. We closed on the sale of 23 condominium units at Chase—The Private Residences during the year ended December 31, 2009. Of the remaining 48 units, 14 units were under contract with non-refundable deposits and two units were reserved with refundable deposits as of December 31, 2009. We closed on the sale of 15 condominium units during the year ended December 31, 2008.

        Property Operating Expenses.    Property operating expenses for the year ended December 31, 2009 were $23.6 million as compared to $24.2 million for the year ended December 31, 2008, and were comprised of operating expenses from our consolidated properties.

        Bad debt expense.    Bad debt expense for the year ended December 31, 2009 was $10.2 million as compared to $0.3 million for the year ended December 31, 2008. The increase in bad debt expense was primarily due to a charge for bad debt established in the third quarter of 2009 for Chase Park Plaza. Hotel occupancy rates and ADR declined sharply nationwide in 2009. As a result, the Chase Park Plaza lessee, Kingsdell, L.P., was unable to pay the full amount of its lease payment. In February 2010, the lease with Kingsdell, L.P. was amended to include a revised rental schedule and forgiveness of certain amounts past due under the original lease.

        Cost of Condominium Sales.    Cost of condominium sales, relating to the sale of condominium units at Chase—The Private Residences, for the year ended December 31, 2009 were $21.7 million as compared to $9.7 million for the year ended December 31, 2008. The increase is due to the increased number of condominiums sold for the year ended December 31, 2009 as compared to the year ended December 31, 2008. We closed on the sale of 23 condominium units at Chase—The Private Residences during the year ended December 31, 2009. We closed on the sale of 15 condominium units during the year ended December 31, 2008.

        Interest Expense.    Interest expense for the year ended December 31, 2009 was approximately $15.3 million as compared to approximately $16.2 million for the year ended December 31, 2008. The decrease was primarily due to a general decline in average interest rates on our variable rate debt compared to the prior year.

        Impairment Charge.    For the year ended December 31, 2009, we recognized $15.5 million in non-cash impairment charges as a result of the difficult economic conditions. We recorded a $9.9 million non-cash impairment charge related to our leasehold interest in an office building in London, England and a $5.6 million non-cash impairment charge related to our hotel and development property in Edwards, Colorado. For the year ended December 31, 2008, we recognized $19.4 million in non-cash impairment charges including $12.5 million related to our hotel and development property in Edwards, Colorado, a $6 million non-cash impairment charge related to our leasehold interest in an office building in London, England and a $0.9 million non-cash impairment charge related to an investment in an unconsolidated joint venture.

        Property Management Fees.    Property management fees were $2.2 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively and were comprised of fees related to our consolidated properties.

        Asset Management Fees.    Asset management fees for the year ended December 31, 2009 totaled $6.5 million as compared to $4.6 million for the year ended December 31, 2008 and were comprised of fees incurred by our consolidated properties. The increase in asset management fees was primarily due to the full year effects of the acquisitions of Crossroads Office Park in June 2008 and the Central Europe Joint Venture in July 2008 and to the payment of fees associated with our Royal Island development project.

        General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2009 were $5.7 million as compared to $4.9 million for the year ended December 31, 2008 and were comprised of insurance premiums, auditing fees, transfer agent fees, legal fees, reimbursement for salaries, benefits and shared services of persons employed by an affiliate of our Advisor and other administrative expenses.

        Other income, net.    Other income, net for the year ended December 31, 2009 was $8.4 million as compared to $0.1 million for the year ended December 31, 2008. The increase was primarily due to the monetization of State of Missouri historic tax credits totaling $8.7 million on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri. The proceeds from the historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

Discontinued Operations

        Loss from Discontinued Operations.    During the year ended December 31, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of Ferncroft Corporate Center to the lender associated with the property. The loss from discontinued operations for the year ended December 31, 2009 was $2.5 million as compared to $0.6 million for the year ended December 31, 2008.

Cash Flow Analysis

  Fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009

        Cash provided by operating activities for the year ended December 31, 2010 was $17.5 million and was comprised primarily of the net loss of $62.8 million, non-cash impairment charges of $31.5 million, a decrease in condominium inventory of $21.5 million, provision for loan losses of $7.1 million and depreciation and amortization expense of $22 million. Cash provided by operating activities for the year ended December 31, 2009 was $11.4 million and was comprised primarily of the net loss of $48 million, an increase in accounts receivable of $3.4 million, by depreciation and amortization expense of $25.7 million, bad debt expense charges of $10.2 million, and a non-cash impairment charge of $15.5 million.

        Cash used in investing activities for the year ended December 31, 2010 was $7.6 million and primarily represents expenditures for real estate under development of $10.2 million, additions of property and equipment of $5.1 million and proceeds from the sale of Grandmarc on the Corner of $8.8 million. Cash used in investing activities for the year ended December 31, 2009 was $33.2 million and primarily represents expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $10.9 million, additions of property and equipment of $8.5 million, investment in notes receivable of $6 million, an increase in restricted cash of $4.5 million, and investment in unconsolidated joint ventures of $3.4 million.

        Cash used in financing activities for the year ended December 31, 2010 was $9.9 million and consisted primarily of payments on notes payable of $30.1 million, proceeds from notes payable of $11.9 million, net borrowings on our senior secured revolving credit facility of $7.5 million and deposits received under sales contracts of $6 million. Cash provided by financing activities for the year ended December 31, 2009 was $8.5 million and consisted primarily of proceeds from notes payable of $26 million, payments on notes payable of $30.3 million and net borrowings on our senior secured revolving credit facility of $14.6 million.

  Fiscal year ended December 31, 2009 as compared to the fiscal year ended December 31, 2008

        Cash provided by operating activities for the year ended December 31, 2009 was $11.4 million and was comprised primarily of the net loss of $48 million, an increase in accounts receivable of $3.4 million, depreciation and amortization expense of $25.7 million, bad debt expense charges of $10.2 million and a non-cash impairment charge of $15.5 million. During the year ended December 31, 2008, cash used in operating activities for the year ended December 31, 2008 was $29.3 million and was comprised primarily of the net loss of $44.7 million (presented as a net loss of $34.7 million in the 2008 Form 10-K due to the inclusion within net loss of minority interest of $10 million), an increase in condominium inventory of $20.9 million, an increase in prepaid expenses and other assets of $7.4 million, an increase in accounts receivable of $7.8 million, depreciation and amortization expense of $21 million, a non-cash impairment charge of $19.4 million and an increase in accrued and other liabilities of $7.7 million.

        Cash used in investing activities for the year ended December 31, 2009 was $33.2 million and primarily represents expenditures for real estate under development, including capital expenditures of consolidated borrowers, totaling $10.9 million, additions of property and equipment of $8.5 million, investment in notes receivable of $6 million, an increase in restricted cash of $4.5 million and investment in unconsolidated joint ventures of $3.4 million. Cash used in investing activities for the year ended December 31, 2008 was $167.3 million and primarily represents purchases of real estate properties of $47.5 million, acquisition of interest in unconsolidated joint ventures totaling

$29.5 million, expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $60.7 million and investment in notes receivable of $27 million.

        Cash provided by financing activities for the year ended December 31, 2009 was $8.5 million and was comprised primarily of proceeds from notes payable of $26 million, payments on notes payable of $30.3 million and net borrowings on our senior secured revolving credit facility of $14.6 million. Cash provided by financing activities for the year ended December 31, 2008 was $143.7 million and was comprised primarily of proceeds from notes payable of $128.5 million, payments on notes payable of $46.6 million, proceeds from mortgages of consolidated borrowers of $27.3 million and net borrowings on our senior secured revolving credit facility of $48 million.

Funds from Operations and Modified Funds from Operations

        Funds from operations ("FFO") is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses. In addition, FFO will be affected by the types of investments in our and our Co-Investment Ventures' portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

        Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management, investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO") as defined by the Investment Program Association ("IPA"). MFFO excludes from FFO the following items:

          (1)   acquisition fees and expenses;

          (2)   straight line rent amounts, both income and expense;

          (3)   amortization of above or below market intangible lease assets and liabilities;

          (4)   amortization of discounts and premiums on debt investments;

          (5)   impairment charges;

          (6)   gains or losses from the early extinguishment of debt;

          (7)   gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

          (8)   gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

          (9)   gains or losses related to consolidation from, or deconsolidation to, equity accounting;

          (10) gains or losses related to contingent purchase price adjustments; and

          (11) adjustments related to the above items for unconsolidated entities in the application of equity accounting.

        We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation and other changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of operating performance. As explained below, management's evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

  •
  Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2010, acquisition costs for both business combinations and equity investments were capitalized; however, beginning in 2010, acquisition costs related to business combinations are expensed. These acquisitions costs were initially funded from the proceeds of our Offering and other financing sources and not from operations. After 2010, they may be funded from cash flow from operations, borrowings or asset sales. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition expenses include those paid to our Advisor or third parties.

  •
  Impairment charges, gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting and gains or losses related to contingent purchase price adjustments. Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals.

  •
  Adjustments for amortization of above or below market intangible lease assets. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate.

  •
  Adjustments for straight line rents and amortization of discounts and premiums on debt investments. In the proper application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management's analysis of operating performance.

  •
  Adjustment for gains or losses related to early extinguishment of hedges, debt, consolidation or deconsolidation and contingent purchase price. Similar to extraordinary items excluded from FFO, these adjustments are not related to our continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

        By providing MFFO, we believe we are presenting useful information that assists investors to better align their analysis with management's analysis of long-term, stabilized operating activities. Many of these adjustments are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities. Because MFFO is primarily affected by the same factors as FFO but without non-operating changes, particularly valuation changes, we believe fluctuations in MFFO are more indicative of changes in operating activities and provides information to assess the sustainability of our operating performance.

        FFO or MFFO should not be considered as an alternative to net income (loss), or as indications of our liquidity, nor are they either indicative of funds available to fund our cash needs, including our ability to fund distributions. MFFO excludes impairment charges, rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

        The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in millions, except per share amounts):

	Year Ended
	2010	2009	2008
Net loss	$(62,782)	$(47,960)	$(44,729)
Net loss attributable to noncontrolling interest	1,549	10,923	10,028
Adjustments for:
Real estate depreciation and amortization(1)	28,938	30,973	26,217
Gain on sale of real estate	(7,081)	—	—

Funds from operations (FFO)	$(39,376)	$(6,064)	$(8,484)

Other Adjustments:
Acquisition expenses(2)	1,588	—	—
Loss from impairment charges (including discontinued operations)	31,194	13,149	16,960
Provision for loan losses	7,136	—	—
(Gain) loss on derivatives not designated as hedging instruments	(2,333)	(1,533)	2,264
Loss on troubled debt restructuring	5,036	—	—
Loss on early extinguishment of debt(3)	2,253	—	—
Straight-line rents	(1,928)	(2,572)	(3,415)
Amortization of net above/below market intangible lease assets	(2,906)	(4,420)	(4,737)

MFFO	$664	$(1,440)	$2,588

GAAP weighted average shares:
Basic and diluted	56,225	55,352	54,529
MFFO per share	$0.01	$(0.03)	$0.05

(1)
Real estate depreciation and amortization includes our consolidated real depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share of the real estate depreciation and amortization.

(2)
Acquisition expensees include our share of expenses incurred by us and our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third- party partners' share of acquisitions expenses. Prior to 2009, acquisition costs were capitalized,and accordingly, no acquisition costs were incurred in 2008.

(3)
Loss on extinguishment of debt is included in the loss from discontinued operations on the accompanying statement of operations and other comprehensive loss.

        As noted above, we believe FFO and MFFO are helpful to investors and our management as measures of operating performance. FFO and MFFO are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures and principal payment of debt related to investments in unconsolidated real estate joint ventures, are not deducted when calculating FFO and MFFO.

        Effective December 31, 2010, we have modified our definition of MFFO to be consistent with the definition established by the IPA. Prior to this modification, our primary adjustments to FFO only included acquisition expenses, impairment charges and adjustments to fair value for derivatives not qualifying for hedge accounting. The primary effect of the modified definition is to include adjustments for straight-lining of rents and to exclude gains or losses from early extinguishment of debt and gains or losses related to acquisition or disposition of controlling interests.

        Below are reconciliations of MFFO as previously defined to the current presentation for the three years ended December 31, 2010 and for the three months ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
MFFO, as previously defined	$5,498	$5,552	$10,740
Adjustments under new definition
Straight-line rents	(1,928)	(2,572)	(3,415)
Amortization of net above/below market intangible lease assets	(2,906)	(4,420)	(4,737)

MFFO, as currently defined	664	(1,440)	2,588

GAAP weighted average shares:
Basic and diluted	56,225	55,352	54,529
MFFO per share, as previously defined	$0.10	$0.10	$0.20

MFFO per share, as currently defined	$0.01	$(0.03)	$0.05

	For the Three Months Ended December 31,
	2010	2009	2008
MFFO, as previously defined	$4,917	$11,078	$2,589
Adjustments under new definition
Straight-line rents	480	(1,044)	(572)
Amortization of net above/below market intangible lease assets	(738)	(897)	(1,167)

MFFO, as currently defined	4,659	9,137	850

GAAP weighted average shares:
Basic and diluted	56,380	55,726	54,805
MFFO per share, as previously defined	$0.09	$0.20	$0.05

MFFO per share, as currently defined	$0.08	$0.16	$0.02

        We believe the current definition of MFFO is consistent with industry standards for our operations and provides useful information to investors and management. However, MFFO is not a replacement for financial information presented in conformity with GAAP and should be reviewed in connection with other GAAP measurements. The presentation of the MFFO reconciliation for the three months ended December 31, 2010, 2009, and 2008 is only presented to assist with the reconciliation of historical MFFO as previously defined to the new IPA definition of MFFO. No conclusions or comparisons should be made from this period to period presentation.

Share Redemption Plan

        Our board of directors has authorized a share redemption program for stockholders who have held their shares for more than one year. On March 30, 2009, our board of directors suspended, until further notice, ordinary redemptions other than those submitted for a stockholder's death, disability or confinement to a long-term care facility, which we call "exceptional" redemptions. On January 10, 2011, the board suspended the redemption program with respect to all types of redemptions until further notice. During the fourth quarter ended December 31, 2010, we redeemed 47,551 shares of common stock, all of which related to exceptional redemption requests.

        For the year ended December 31, 2009, only properly submitted exceptional redemption requests were processed and fulfilled and our board of directors did not consider any requests for ordinary redemptions. For the year ended December 31, 2009, we received a total of 310 redemption requests for an aggregate of 1,087,221 shares of common stock. We fulfilled 42 of such redemption requests, all of which related to exceptional redemptions, for an aggregate of 153,755 shares, and 268 redemption requests were unfulfilled for an aggregate of 933,466 shares. Unfulfilled redemption requests would likely have been higher in 2009 had we not announced a suspension of ordinary redemptions after the first quarter of 2009. Cash amounts paid to stockholders during the year ended December 31, 2009 for fulfilled redemption requests was $1.4 million and were funded from cash flows provided by operating activities.

        On January 10, 2011, our board of directors suspended our entire share redemption program. For the year ended December 31, 2010, our board of directors did not consider any ordinary redemption requests and honored all exceptional redemption requests submitted for the first, second and third quarters of 2010. Thus, for the fiscal year ended December 31, 2010, we fulfilled 52 properly submitted redemption requests, all of which related to exceptional redemptions, for an aggregate of 151,108 shares, and 63 redemption requests, including 11 exceptional redemption requests submitted for the fourth quarter of 2010, were unfulfilled for an aggregate of 306,888 shares. We have not presented information regarding submitted and unfulfilled ordinary redemptions during 2010 as our board of directors suspended such redemptions as of the first quarter of 2009 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program's suspension.

        Any redemption requests submitted while the program is suspended are being returned to investors and must be resubmitted upon resumption of the share redemption program. If our share redemption program is resumed, we would give all stockholders notice that we were resuming redemptions, so that all stockholders would have an equal opportunity to submit shares for redemption. Upon resumption of the program, any redemption requests will be honored pro rata among all requests received based on funds available; requests will not be honored on a first come, first serve basis.

Distributions

        Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. In connection with entering our disposition phase, our board of directors has determined to cease regular recurring distributions in favor of those that may arise from proceeds available to be distributed from such sale of assets.

        Distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Total Distributions Paid	$8,402	$13,772	$16,378
Principal Sources of Funding:
Distribution Reinvestment Plan	$5,676	$9,896	$12,372
Cash flow provided by (used in) operating activities	$17,464	$11,421	$(29,282)
Cash available at the beginning of the period(1)	$9,511	$25,260	$78,498

(1)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings after the impact of historical operating activities, other investing and financing activities.

        The following are the distributions paid and declared for the quarters in December 31, 2010 and 2009 ($ in thousands except per share amounts).

	Distributions Paid
				Total Distributions Declared		Declared Distribution Per Share
2010	Cash	Reinvested	Total
Fourth Quarter	$476	$931	$1,407	$1,409	(1)	$0.025
Third Quarter	474	930	1,404	1,406		0.025
Second Quarter	460	943	1,403	1,406		0.025
First Quarter	1,316	2,872	4,188	1,405		0.025

Total	$2,726	$5,676	$8,402	$5,626		$0.100

	Distributions Paid
				Total Distributions Declared		Declared Distribution Per Share
2009	Cash	Reinvested	Total
Fourth Quarter	$1,263	$2,899	$4,164	$4,187		$0.075
Third Quarter	1,192	2,947	4,139	4,140	(3)	0.075
Second Quarter(2)	372	1,033	1,405	—		—
First Quarter	1,047	3,017	4,064	4,070		0.075

Total	$3,874	$9,896	$13,772	$12,397		$0.225

(1)
The distribution was declared on January 10, 2011 for the fourth quarter 2010 and was paid on February 3, 2011.

(2)
Prior to April 1, 2009, distributions were declared in advance based upon a daily rate of $.00008219 per share and paid monthly by the 16th day of the following month. Beginning with the second quarter of 2009, our board determined to declare distributions quarterly in arrears. As a result, the distributions paid during the second quarter of 2009 related to distributions declared for March 2009. Distributions paid with respect to the second quarter of 2009 were paid during the third quarter.

(3)
The distribution presented was declared in the 3rd quarter 2009 for stockholders of record as of the 2nd quarter 2009. A distribution of $4,164 was declared for stockholders of record as of the 3rd quarter 2009.

        On April 2, 2009, our Board of Directors voted to declare distributions on a quarterly basis rather than a monthly basis, thus generating significant administrative cost savings to our shareholders. In addition, future distributions will be determined and paid in arrears rather than in advance of the period to which they apply. On January 10, 2011, our Board of Directors authorized a quarterly distribution in the amount of $0.025 per share of common stock, which is equivalent to an annual distribution of 1% of the Offering price of $10 price per share. The distribution is payable to the common stockholders of record at the close of business on December 31, 2010, the record date previously established by the board on November 8, 2010. The distribution was paid on February 3, 2011. On March 28, 2011, the Board of Directors determined to discontinue quarterly distributions in favor of cash distributions that may arise from proceeds available to be distributed from the sale of assets and to terminate the Secondary DRP effective April 15, 2011. Therefore, we do not expect to issue any additional shares under the Secondary DRP.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2010 ($ in thousands):

	Payments Due by Period(1)
	2011	2012	2013	2014	2015	After 2015	Total
Principal payments—fixed rate debt	$475	6,822	$341	$361	$382	$18,501	$26,882
Interest payments—fixed rate debt	1,384	1,244	1,117	1,097	1,076	90	6,008
Principal payments—variable rate debt	252,491	42,618	25,000	—	—	—	320,109
Interest payments—variable rate debt (based on rates in effect as of December 31, 2010)	6,413	3,063	822	—	—	—	10,298

Total	$260,763	$53,747	$27,280	$1,458	$1,458	$18,591	$363,297

(1)
Does not include approximately $0.8 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.

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

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities ("VIE") in which we are the primary beneficiary. If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

  Investment Impairments

        For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

        In addition, we evaluate our investments in real estate loans receivable each reporting date. If it is probable we will not collect all principal and interest in accordance with the terms of the loan, we will record an impairment charge based on these evaluations. While we believe it is currently probable we will collect principal and interest with respect to our real estate loans receivable, current market conditions with respect to credit availability and with respect to real estate market fundamentals create a significant amount of uncertainty. Given this, any future adverse development in market conditions may cause us to re-evaluate our conclusions and could result in material impairment charges with respect to our real estate loans receivable.

        In evaluating our investments for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, planned development and the projected sales price of each of the properties. A future change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

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

        In the first quarter of 2010, we recorded a reserve for loan losses totaling $11.1 million related to our mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our consolidated statement of operations and comprehensive loss, for the three months ended March 31, 2010, and the remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our consolidated statement of equity for the year ended December 31, 2010.

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

        The nationwide downturn in the housing and related condominium market that began during 2007 and has continued through 2010 has resulted in lower than expected sales volume and reduced selling prices, among other effects. As a result of our evaluations, we recognized a non-cash charge of $5.7 million during the year ended December 31, 2010 to reduce the carrying value of condominiums at Chase—The Private Residences, which is classified as an impairment charge in the accompanying consolidated statement of operations. There were no impairment charges related to our condominium inventory for the year ended December 31, 2009. In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

New Accounting Pronouncements

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a VIE, a company's power over a VIE, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded. The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. As a result of this new accounting guidance, on January 1, 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses. Further, we recognized in consolidation our mezzanine loans related to Tanglewood at Voss and Alexan Black Mountain which resulted in the addition of $22.7 million of notes receivable to our consolidated balance sheet.

        Further, the new accounting standard related to the consolidated of VIEs requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how significant its involvement with the VIE impacts the enterprise's financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. With the exception of the impact of Tanglewood at Voss and Alexan Black Mountain discussed above, the adoption of this accounting standard did not change any of our previous conclusions regarding our VIEs and thus did not have an effect on our financial position, results of operations, or liquidity.

        In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant observable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We adopted the remaining guidance on January 1, 2011. The adoption of the required guidance did not have a material impact on our financial statements or disclosures. We do not expect that the adoption of the remaining guidance will have an impact on our financial statements or disclosures.

        In July 2010, the FASB updated accounting guidance related to receivables which requires additional disclosures about the credit quality of a company's financing receivables and allowances for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect that the adoption of the remaining guidance will have a significant impact on our financial statements or disclosures.

Recent Tax Legislation regarding Cost Basis Reporting

        Effective January 1, 2011, new federal income tax information reporting rules will require the "cost basis" for shares involved in certain transactions to be reported to stockholders and the Internal Revenue Service. These rules apply to all shares, including shares purchased through our distribution reinvestment plan, purchased on or after January 1, 2011. More specifically, upon the transfer or redemption of any shares subject to the new reporting requirements, a broker must report both the cost basis of the shares and the gain or loss recognized on the transfer or redemption of those shares to the stockholder and to the Internal Revenue Service on Form 1099-B. In addition, effective January 1, 2011, S-corporations will no longer be exempt from Form 1099-B reporting, and shares purchased by an S-corporation on or after January 1, 2012 will be subject to the reporting requirements described above. If we take an organizational action such as a stock split, merger, or acquisition that affects the cost basis of the shares subject to the new reporting requirements, we will report to each stockholder and the Internal Revenue Service a description of the action and the quantitative effect of that action on the cost basis of the applicable shares on an information return.

        In connection with the transfer or redemption of shares subject to the new reporting requirements (generally shares purchased on or after January 1, 2011), stockholders may identify by lot the shares that are transferred or redeemed, but shares of stockholders who do not identify specific lots in a timely manner will be transferred or redeemed on a "first in/first out" basis. Transfer statement reporting on certain transactions not otherwise subject to the reporting requirements discussed above (excluding transactions involving shares acquired before January 1, 2011) may also be required under these new rules. Transfer statements are issued between "brokers" and are not issued to stockholders or the Internal Revenue Service. Stockholders should consult their tax advisors regarding the consequences of the new information reporting rules.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

  Interest Rate Risk

        We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $347.8 million in notes payable at December 31, 2010, $320.1 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by less than $0.1 million.

        At December 31, 2010, interest rate caps classified as assets were reported at their combined fair values of less than $0.1 million within prepaid expenses and other assets at December 31, 2010. A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps and swaps. A 100 basis point increase in interest rates would result in a $0.1 million net increase in the fair value of our interest rate caps and swaps.

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

Item 9A.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

  Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2010, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2010, were effective in providing reasonable assurance regarding reliability of financial reporting.

  Changes in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        Because our directors take a critical role in guiding our strategic direction and overseeing our management, they must demonstrate broad-based business and professional skills and experiences, concern for the long-term interests of our stockholders, and personal integrity and judgment. In addition, our directors must have time available to devote to board activities and to enhance their knowledge of our industry. As described further below, we believe our directors have the appropriate mix of experiences, qualifications, attributes, and skills required of our board members in the context of the current needs of our company.

        Robert M. Behringer, 62, has served as our Chairman of the Board and a director since our inception in November 2004. From November 2004 until June 2008, he also served as Chief Executive Officer and Chief Investment Officer. He has also served as the sole manager and Chief Executive Officer of Behringer Harvard Holdings, LLC ("Behringer Harvard Holdings"), the indirect parent corporation of our Advisor, since December 2001. Mr. Behringer has also served as Chairman of the Board and a director of Behringer Harvard REIT I, Inc. ("Behringer Harvard REIT I") since June 2002, Behringer Harvard Multifamily REIT I, Inc. ("Behringer Harvard Multifamily REIT I") since December 2007, and Behringer Harvard Opportunity REIT II, Inc. ("Behringer Harvard Opportunity REIT II") since January 2007, each a publicly registered real estate investment trust, and Behringer Harvard Multifamily REIT II, Inc. ("Behringer Harvard Multifamily REIT II"), a REIT that is still in registration with the SEC, since April 2007. Since 2002, Mr. Behringer has been a general partner of Behringer Harvard Short-Term Opportunity Fund I LP ("Behringer Harvard Short-Term Opportunity Fund") and Behringer Harvard Mid-Term Value Enhancement Fund I LP ("Behringer Harvard Mid-Term Value Enhancement Fund"), each a publicly registered real estate limited partnership. Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP ("Behringer Harvard Strategic Opportunity Fund I") and Behringer Harvard Strategic Opportunity Fund II LP ("Behringer Harvard Strategic Opportunity Fund II"), private real estate limited partnerships. Since 2001, Mr. Behringer also has been the Chief Executive Officer of the other companies affiliated with Behringer Harvard Holdings.

        From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately-held REIT formed by Mr. Behringer that has been liquidated and that had an asset value of approximately $174 million before its liquidation. Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships. From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (now known as Lend Lease Real Estate Investments, Inc.), one of the largest pension fund advisors and owners of real estate in the United States. While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the south-central United States, which included working on mortgage loan "workouts" and restructurings. The portfolio included institutional-quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion. Mr. Behringer's experience at Equitable required him to negotiate unique terms (such as loan length, interest rates, principal payments, loan covenants (i.e., debt to equity ratios), collateral, guaranties and general credit enhancements) for each restructured loan, specifically tailored to the debtor's particular facts and circumstances and market conditions. Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

        Mr. Behringer has over 25 years of experience in real estate investment, management, and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational space. Since the founding of the Behringer Harvard organization, Mr. Behringer's experience includes an additional approximately 158 properties, with over approximately 34 million square feet of office, retail, industrial, apartment, hotel and recreational properties. Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council. Mr. Behringer was also a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

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

        Robert S. Aisner, 64, has served as our Chief Executive Officer since June 2008 and as our President and one of our directors since our inception in November 2004. From July 2005 through June 2008, Mr. Aisner served as our Chief Operating Officer. In addition, Mr. Aisner has served as President (since May 2005), Chief Executive Officer (since July 2009 and from June 2008 until May 2009), and a director (since June 2003) of Behringer Harvard REIT I. Mr. Aisner also has served as President (since January 2007), Chief Executive Officer (since June 2008), and a director (since January 2007) of Behringer Harvard Opportunity REIT II., as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I. since August 2006 and as President (since April 2007) and Chief Executive Officer (since September 2008) of Behringer Harvard Multifamily REIT II. Mr. Aisner is also Chief Executive Officer of our Advisor and President and Chief Operating Officer of our sponsor, Behringer Harvard Holdings.

        Mr. Aisner has over 30 years of commercial real estate experience. In addition to Mr. Aisner's commercial real estate experience, as an officer and director of Behringer Harvard sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer Harvard in 2003, Mr. Aisner served as: (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT that focused on the development, acquisition and management of upscale apartment communities and advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (2) President of AMLI Management Company, which oversaw all of AMLI's apartment operations in 80 communities; (3) President of the AMLI Corporate Homes division that managed AMLI's corporate housing properties; (4) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (5) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI's Executive Committee and Investment Committee. During Mr. Aisner's tenure, AMLI was actively engaged in real estate debt activities, some of which were similar to our current loan structures. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. Mr. Aisner is a member of the Board of Directors of the Association of Foreign Investors in Real Estate (AFIRE), the Board of Directors of the National Multi-Housing Council (NMHC), the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA). From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a

Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

        Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his over 30 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our Advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct the board of directors to the critical issues facing our company. Further, as a director of Behringer Harvard REIT I, Behringer Harvard Multifamily REIT I, and Behringer Harvard Opportunity REIT II, he has an understanding of the requirements of serving on a public company board.

        Barbara C. Bufkin, 55, has served as one of our directors since March 2005. Ms. Bufkin is a 30-year veteran of the insurance industry and has been Executive Vice President, Business Development of Argo Group International Holdings, Ltd. since March 2011. Prior to that, Ms. Bufkin served as Senior Vice President, Business Development of Argo Group International Holdings, Ltd. from August 2007 to March 2011. Prior to that, from August 2004 until August 2007, Ms. Bufkin was Senior Vice President, Corporate Business Development of Argonaut Group, Inc. From September 2002 until August 2004, Ms. Bufkin was Vice President of Corporate Business Development of Argonaut. From 2001 until Ms. Bufkin became an employee of Argonaut in September 2002, she provided insurance and business development consulting services to Argonaut. From 2000 to September 2002, Ms. Bufkin also provided insurance and business development consulting services to other insurance companies and financial institutions, including consulting services to Swiss Re New Markets, General Re and AIG in connection with the $3 billion workers' compensation privatization of the Florida Special Disability Trust Fund. Prior to that, Ms. Bufkin served as Director of Swiss Re New Markets and Chairman, President and Chief Executive Officer of Swiss Re subsidiaries Facility Insurance Corporation (FIC) and Facility Insurance Holding Corporation (FIHC). Her background also includes nearly 15 years of industry experience in executive positions with Sedgwick Payne Company, E.W. Blanch Company and other insurance industry firms. Ms. Bufkin graduated cum laude from the State University of New York at Buffalo, with a B.A. in Philosophy. She is an alumna of the Leadership Texas, Stanford Executive Education, and Wharton Executive Education programs. She was a Director of the Southwestern Insurance Information Service for eight years. In 2000, she was nominated to the Texas Women's Hall of Fame and was selected to the 2004 Class of Leadership America.

        Our board of directors has concluded that Ms. Bufkin is qualified to serve as one of our directors for reasons including her significant corporate business development experience as an insurance industry executive. Ms. Bufkin's background compliments that of our other board members and brings a unique perspective to our board. She provides valuable knowledge and insight into business development and management issues.

        Terry L. Gage, 53, has served as one of our directors since September 2007. Mr. Gage has more than 20 years of senior management experience in corporate financial management, accounting and administration within the software, engineering, government contracting and professional services industries. From May 2010 to December 2010, Mr. Gage was a business and financial consultant. From June 2008 to May 2010, Mr. Gage served as Chief Financial Officer and Vice President, Finance of Wilson & Associates, LLC, an interior architectural design firm. From September 2007 to June 2008, Mr. Gage served as Chief Administrative Officer of Wilson & Associates, LLC. From 2003 to September 2007, Mr. Gage was a business and financial consultant. From 1995 to 2003, Mr. Gage served as Executive Vice President and Chief Financial Officer, as well as Treasurer and Assistant Secretary, of Carreker Corporation, formerly a publicly traded consulting and software solutions company for the banking industry. Prior to joining Carreker, Mr. Gage was Vice President, Chief Financial Officer, Secretary and Treasurer for FAAC Inc., a software engineering and consulting services company, from 1986 to 1995. He holds a Bachelor of Business Administration degree from Eastern Michigan University and was a Certified Public Accountant from 1982 to 1989.

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

        Steven J. Kaplan, 60, has served as one of our directors since February 2006. Mr. Kaplan also served as a director of Behringer Harvard REIT I from May 2003 until April 2004. He has over 30 years of experience in the commercial real estate industry. From 1979 through 1993, Mr. Kaplan was a principal of and general counsel for Edgewood Investment Corporation, a regional real estate firm that acquired, operated and disposed of over 15 apartment communities, 12 shopping centers, 14 office buildings and six hotels. From 1994 through August 1999, Mr. Kaplan served as the President and Chief Executive Officer of Landauer Associates, Inc., a national valuation and consulting firm. In this capacity, Mr. Kaplan expanded the services of Landauer to include a national capital markets group as well as an international hospitality division. Landauer was sold to Grubb & Ellis in August 1999, and Mr. Kaplan served as chief operating officer of this international brokerage and property management firm. Since leaving Grubb & Ellis in March 2000, Mr. Kaplan has provided advisory services for various real estate service providers, owners and investors and has engaged in the practice of law with a focus on commercial real estate transactions. Mr. Kaplan is an attorney and is admitted to practice law in Texas, Iowa (inactive) and Illinois (inactive).

        Our Board of Directors has concluded that Mr. Kaplan is qualified to serve as one of our directors for reasons including his significant experience relating to real estate investments and his prior experience serving as a director of Behringer Harvard REIT I. Mr. Kaplan is a 30-year commercial real estate industry veteran, and has substantial experience as an attorney and general counsel which brings a unique perspective to our board. In addition, as a former director of Behringer Harvard REIT I, Mr. Kaplan has an understanding of the requirements of serving on a public company board. Mr. Kaplan continues to represent commercial real estate investors and developers and, as such, remains in tune with industry trends and issues.

Executive Officers

        In addition to Robert M. Behringer and Robert S. Aisner, the following individuals serve as our executive officers:

        Gerald J. Reihsen, III, 51, has served as our Executive Vice President—Corporate Development & Legal since our inception in November 2004. He also serves in these capacities with our Advisor and in these and similar capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard Multifamily REIT II, Behringer Harvard Opportunity REIT II and Behringer Harvard Multifamily REIT I. Mr. Reihsen is also President of Behringer Securities LP.

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

        Gary S. Bresky, 44, has served as our Executive Vice President since June 2007, as our Chief Financial Officer from January 2007 until November 2010, and as our Treasurer from June 2008 until November 2010. Mr. Bresky also is the Executive Vice President and Chief Financial Officer of the Advisor serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard Multifamily REIT II, Behringer Harvard Opportunity REIT II and Behringer Harvard Multifamily REIT I.

        Mr. Bresky has been active in commercial real estate and related financial activities for over 20 years. Prior to joining Behringer Harvard in 2002, Mr. Bresky served, from 1997 to 2001, as a Senior Vice President of Finance with Harvard Property Trust, Inc. In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions for the company. Mr. Bresky also was integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or disposition of assets. From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private real estate investment trusts. His experience included conducting annual audits, preparing quarterly and annual public securities reporting compliance filings and public real estate securities registration statements for his clients. From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million. From 1988 until 1989, Mr. Bresky worked as an analysts' assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc., assisting brokers in portfolio management. Mr. Bresky holds FINRA Series 7, 24, 27 and 63 registrations. Mr. Bresky received a Bachelor of Arts degree from the University of California—Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

        Kymberlyn K. Janney, 49, has served as our Chief Financial Officer and Treasurer since November 2010. In addition, she is currently serving as our principal accounting officer. Ms. Janney has served as Chief Financial Officer and Treasurer of Behringer Harvard Opportunity REIT II since November 2010. She also serves as the Senior Vice President—Financial Administration of our Advisor and Behringer Harvard Opportunity REIT I's advisor, positions she has held since July 2010. Since November 2010, Ms. Janney has served in similar capacities for Behringer Harvard Opportunity REIT II and as principal accounting officer for other entities sponsored by Behringer Harvard Holdings including Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard Mid-Term Value Enhancement Fund I LP.

        Ms. Janney has more than 25 years of experience in accounting and financial activities related to commercial real estate, including more than 20 years of management-level experience. Before joining Behringer Harvard, from October 2009 until July 2010, Ms. Janney served as a consultant for Meridian Realty Advisors, a full-service real estate management and advisory company focused on senior living and healthcare-related real estate investment opportunities. From February 2007 to September 2009, Ms. Janney was Executive Vice President and Chief Financial Officer for Direct Development, where she was responsible for accounting and reporting systems, internal controls and policies and procedures for the commercial retail development company, brokerage company and related project entities. From October 2004 to January 2007, Ms. Janney was Managing Director and Chief Financial Officer of Hawkeye Partners, LP, a start-up real estate private equity fund. From December 1994 to October 2004, she was with the Hampstead Group, a privately held real estate investment company, where she served as Controller from 1994 to 1999 and as Chief Financial Officer from 2000 to 2004. Ms. Janney received a Bachelor of Business Administration degree from Baylor University. Ms. Janney is a Certified Public Accountant in the State of Texas.

        M. Jason Mattox, 35, has served as our Executive Vice President since March 2006. Mr. Mattox also serves as an Executive Vice President of our advisor and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard Multifamily REIT II, Behringer Harvard Opportunity REIT II and Behringer Harvard Multifamily REIT I.

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

        Samuel A. Gillespie, 52, has served as our Chief Operating Officer since June 2008. In addition, Mr. Gillespie has served as Senior Vice President—Funds Management of Harvard Property Trust, LLC, the managing member of our Advisor, since March 2006. Mr. Gillespie also serves as Chief Operating Officer for Behringer Harvard Opportunity REIT II and for the general partner of Behringer Harvard Short-Term Opportunity Fund I and Behringer Harvard Mid-Term Value Enhancement Fund I. In addition, Mr. Gillespie serves as the Chief Operating Officer of Behringer Harvard Strategic Opportunity Fund I and Behringer Harvard Strategic Opportunity Fund II.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2010 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2010.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        We do not directly compensate our named executive officers, nor do we reimburse our Advisor for compensation paid to our named executive officers, for services rendered to us. Our executive officers also are officers of Behringer Opportunity Advisors I, our Advisor, and its affiliates, and are compensated by an affiliate of Behringer Harvard Holdings for their services to us, as well as for their services to other Behringer Harvard entities. Pursuant to the amended and restated advisory management agreement, we pay certain management fees to our Advisor and its affiliates to compensate the Advisor for the services it provides in our day-to-day management. In addition, we reimburse certain expenses of the Advisor and its affiliates, including reimbursement for the costs of salaries and benefits of certain of their employees. Reimbursement for the costs of salaries and benefits of our Advisor's employees relate to compensation paid to our Advisor's employees that provide services to us such as accounting, administrative or legal, for which our Advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to our Advisor and other affiliates is found in Item 13 below. We, therefore, do not have, nor has our board of directors or compensation committee considered a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.

        If we determine to compensate our named executive officers in the future, the Compensation Committee will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares.

Directors' Compensation

        We pay each of our directors who is not an employee of the Company, the Advisor, or their affiliates an annual retainer of $30,000. In addition, we pay the chairperson of the Audit Committee an annual retainer of $10,000 and the chairpersons of our Nominating and Compensation Committees annual retainers of $5,000 each. These retainers are payable quarterly in arrears. In addition, we pay each non-employee director (a) $1,500 for each board of directors or committee meeting attended in person, (b) $750 for each board of directors or committee meeting attended by telephone, and (c) $750 for each written consent considered by the director. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

        Under our 2004 Amended and Restated Incentive Award Plan (the "Incentive Award Plan"), each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he or she first becomes a director and upon each person's reelection as a director. The board of directors determines the fair market value of our shares under the Incentive Award Plan. Options granted prior to 2008 have an exercise price of $9.10 per share, options granted in 2008 have an exercise price of $9.50 per share, options granted in 2009 have an exercise price of $8.17, and options granted in 2010 have an exercise price of $8.03. Options granted to non-employee directors prior to 2008 pursuant to the Incentive Award Plan became exercisable as to 25% of the original option grant during 2010. The remaining 75% will become exercisable as to 25% of the original option grant during 2011 and as to 50% of the original option grant during 2012. Options granted to non-employee directors in 2008 and after pursuant to the Incentive Award Plan became fully exercisable on the first anniversary of the date of grant.

Director Compensation Table

        The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Robert M. Behringer	—		—	—
Robert S. Aisner	—		—	—
Barbara C. Bufkin	$56,750.00	(2)	$5,139.00	$61,889.00
Terry L. Gage	$63,250.00	(3)	$5,139.00	$68,389.00
Steven J. Kaplan	$59,000.00	(2)	$5,139.00	$64,139.00

(1)
The value of stock option awards represents the amount of compensation cost under Accounting Standards Codification ("ASC") Topic 718.

(2)
Includes payment of $12,500 in 2010 for services rendered in 2009.

(3)
Includes payment of $14,500 in 2010 for services rendered in 2009.

Incentive Award Plan

        The Incentive Award Plan was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005. The Incentive Award Plan is administered by our board of directors and provides for equity awards to our employees, directors and consultants and those of our affiliates. A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. An option to acquire 1,250 shares was awarded to Mr. Kaplan on February 17, 2006 when he was elected to our board of directors. In addition, on that date, an option to acquire 5,000 shares of our common stock was awarded to each of Ms. Bufkin and Robert J. Chapman, members of our board of directors. Options to acquire an additional 5,000 shares of our common stock were awarded to each of Ms. Bufkin, Robert J. Chapman and Mr. Kaplan on both June 29, 2006 and June 21, 2007 in connection with their reelection to our board of directors; however, upon his resignation from the board of directors in August 2007, Mr. Chapman forfeited the option to purchase 5,000 shares of our common stock that was awarded to him on June 21, 2007. An option to acquire 3,333 shares of our common stock was awarded to Mr. Gage on September 24, 2007 when he was elected to our board of directors. Options to acquire an additional 5,000 shares of our common stock were awarded to each of Ms. Bufkin, Mr. Gage and Mr. Kaplan on July 24, 2008, June 22, 2009, and October 18, 2010 in connection with their reelection to our board of directors. As of December 31, 2010, these are the only options to acquire shares of our common stock that have been awarded pursuant to the Incentive Award Plan.

Compensation Committee Interlocks and Insider Participation

        No member of our Compensation Committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2010 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2010, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table gives information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	74,688	$8.78	10,925,312	*
Equity compensation plans not approved by security holders	—	—	—
Total	74,688	$8.78	10,925,312	*

(1)
Represents options that were granted pursuant to the Incentive Award Plan as of December 31, 2010.

(2)
All shares authorized for issuance pursuant to awards not yet granted under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of March 1, 2011 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Robert M. Behringer(2)	21,739	*
Robert S. Aisner(3)	—	—
Samuel A. Gillespie	—	—
Gerald J. Reihsen, III(4)	2,747	*
Gary S. Bresky(5)	2,747	*
Kymberlyn K. Janney	—	—
M. Jason Mattox(6)	385	*
Barbara C. Bufkin	13,750	*
Steven J. Kaplan	12,813	*
Terry L. Gage	10,833	*
All directors and executive officers as a group (ten persons)(7)	65,014	*

*
Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following March 1, 2011. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Includes 21,739 shares of common stock owned by Behringer Harvard Holdings. It does not include 1,000 shares of convertible stock owned by Behringer Harvard Holdings. As of March 1, 2011, Mr. Behringer controlled the disposition of approximately 40% of the outstanding limited liability company interests and the voting of 85% of the outstanding limited liability company interests of Behringer Harvard Holdings.

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

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Policies and Procedures for Transactions with Related Persons

        We do not currently have written formal policies and procedures for the review, approval or ratification of transactions with related persons, as defined by Item 404 of Regulation S-K of the Exchange Act. Under that definition, transactions with related persons are transactions in which we were or are a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. Related parties include any executive officers, directors, director nominees, beneficial owners of more than 5% of our voting securities, immediate family members of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed and in which such person has 10% or greater beneficial ownership interest.

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

Transactions with Related Persons

        Behringer Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with our initial public offering of common stock to the public, and in connection with the acquisition, management, and sale of our assets. We terminated our primary offering component of our initial public offering on December 28, 2007.

        We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate and real estate related assets. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the month. For the year ended December 31, 2010, we expensed $6 million of asset management fees.

        Behringer Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan. Our advisor, or its affiliates, also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset or, with respect to a loan, up to 0.5% of the funds advanced. For the year ended December 31, 2010, we incurred $1.1 million in acquisition and advisory fees.

        We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to up to 1% of the amount of any debt made available to us. We incurred $0.6 million in debt financing fees for the year ended December 31, 2010.

        We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The salaries and benefits that we reimburse to our advisor exclude the salaries and benefits that our advisor or its affiliates may pay to our named executive officers. For the year ended December 31, 2010 we incurred and expensed costs for administrative services totaling $1.9 million.

        In August 2010, Behringer Opportunity Advisors I deferred until March 31, 2011 our obligation to pay all asset management fees accruing during the months of May 2010 through October 2010 and all debt financing fees and administrative service expense reimbursements accruing during the months of July 2010 through October 2010. In January 2011, Behringer Harvard Opportunity Advisors I deferred our obligation to pay asset management fees and debt financing fees accrued or accruing since May 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon.

        We pay HPT Management Services LLC, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, "BH Property Management"), affiliates of our advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. We incurred and expensed property management fees or oversight fees totaling $1.5 million in the year ended December 31, 2010.

        In August 2010, BH Property Management deferred until March 31, 2011 our obligation to pay property management oversight fees accruing during the months of July 2010 through October 2010. Additionally, BH Property Management deferred our obligation to pay property management oversight fees accrued or accruing since July 2010 through March 2011.

        As set forth in our charter and upon entering the disposition phase of our Company in the third quarter of 2010, the Advisor and the Company, through members of the audit committee of the board of directors, reviewed and discussed interpretive questions related to certain fee and expense reimbursement provisions contained in our advisory agreement and additional support from our advisor. These discussions resulted in a decrease in the amount of certain fees and reimbursements owed to the Advisor of $4.4 million as of December 31, 2010. The net decrease was comprised of an increase in acquisition fees of $1.1 million and deferred financing fees of $0.6 million, offset by a $0.1 million decrease in asset management fees and $6 million in other income as of December 31, 2010.

        Consequently, at December 31, 2010, we had a payable to our advisor and its affiliates of $0.9 million. This balance consists of accrued and deferred fees during 2010 including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees and other miscellaneous costs payable to Behringer Opportunity Advisors I and BH Property Management, offset by the $4.4 million reduction.

        We are dependent on Behringer Opportunity Advisors I and BH Property Management for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.

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

Audit and Non-Audit Fees

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years ended December 31, 2010 and 2009 ($ in thousands):

	2010	2009
Audit Fees(1)	$580	$686
Audit-Related Fees(2)	—	—
Tax Fees(3)	9	100
All Other Fees	—	—

Total Fees	$589	$786

(1)
Audit fees consisted of professional services performed in connection with the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q.

(2)
Audit-related fees consisted of professional services performed in connection with the audit of historical financial statements for property acquisitions and Sarbanes-Oxley Act Section 404 advisory services.

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

        The Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2010 and 2009.

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

Behringer Harvard Opportunity REIT I, Inc.
Dated: March 31, 2011	By:	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2011	/s/ ROBERT M. BEHRINGER Robert M. Behringer Chairman of the Board of Directors
March 31, 2011	/s/ ROBERT S. AISNER Robert S. Aisner Chief Executive Officer and Director (Principal Executive Officer)
March 31, 2011	/s/ KYMBERLYN K. JANNEY Kymberlyn K. Janney Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
March 31, 2011	/s/ BARBARA C. BUFKIN Barbara C. Bufkin Director
March 31, 2011	/s/ TERRY L. GAGE Terry L. Gage Director
March 31, 2011	/s/ STEVEN J. KAPLAN Steven J. Kaplan Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT I, Inc.
Addison, Texas

        We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for the evaluation of consolidation of entities determined to be variable interest entities on January 1, 2010 due to the adoption of Accounting Standards Codification Topic 810.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2011

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2010(1)	December 31, 2009(1)
Assets
Real estate
Land and improvements, net	$97,741	$130,254
Buildings and improvements, net	337,103	408,786
Real estate under development	19,060	20,701

Total real estate	453,904	559,741
Condominium inventory	59,219	86,485
Cash and cash equivalents	9,833	9,511
Restricted cash	2,574	8,585
Accounts receivable, net	9,249	8,169
Prepaid expenses and other assets	3,921	2,138
Leasehold interests, net	15,781	16,406
Investments in unconsolidated joint ventures	59,099	63,552
Furniture, fixtures and equipment, net	7,757	11,836
Deferred financing fees, net	2,681	3,827
Notes receivable, net	48,011	42,557
Lease intangibles, net	16,430	21,228
Other intangibles, net	7,671	8,348
Receivables from related parties	1,494	1,548

Total assets	$697,624	$843,931

(1)
As a result of the adoption of Accounting Standards Codification ("ASC") Topic 810, ("ASC810"), effective as of January 1, 2010, the Company is required to separatelydisclose on its consolidated balance sheets the assets of consolidated variable interest entities ("VIEs") that are owned by the VIEs and non-recourse liabilities of consolidated VIEs.

As of December 31,2009, total assests include $91.4 million related to Alexan Black Mountain and Tanglewood at Voss ("Consolidated VIEs") of which $25.2 million is included in land and improvements, net; $62 million in buildings and improvements, net; $1 million in cash and cash equivalents; $0.5 million in restricted cash; less than $0.1 million in accounts receivable, net; $2.4 million in furniture, fixtures and equipment, net; and $0.3 million in deferred financing fees, net.

As of January 1, 2010, we deconsolidated the assets and liabilities associated with Alexan Black Mountain and Tanglewood at Voss (see note 8 to the Consolidated Financial Statements).

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets (Continued)

(in thousands, except share and per share amounts)

	December 31, 2010(1)	December 31, 2009(1)
Liabilities and Equity
Notes payable	$347,825	$429,787
Accounts payable	1,786	1,885
Payables to related parties	861	1,790
Acquired below-market leases, net	9,638	12,726
Accrued and other liabilities	21,244	23,322

Total liabilities	381,354	469,510
Commitments and contingencies
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 55,825,078 and 56,379,760 shares issued and outstanding at December 31, 2009, and December 31, 2010, respectively	6	6
Additional paid-in capital	502,102	497,648
Accumulated distributions and net loss	(185,491)	(115,496)
Accumulated other comprehensive loss	(3,956)	(3,412)

Total Behringer Harvard Opportunity REIT I, Inc. equity	312,661	378,746
Noncontrolling interest	3,609	(4,325)

Total equity	316,270	374,421

Total liabilities and equity	$697,624	$843,931

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

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2010, 2009, and 2008

(in thousands, except per share amounts)

	2010	2009	2008
Revenues
Rental revenue	$46,810	$56,779	$51,429
Hotel revenue	4,483	3,776	5,959
Condominium sales	27,760	21,838	9,704
Interest income from notes receivable	6,434	—	2,200

Total revenues	85,487	82,393	69,292
Expenses
Property operating expenses	19,543	23,586	24,174
Bad debt expense	638	10,230	316
Cost of condominium sales	28,239	21,738	9,708
Condominium inventory impairment	5,674	—	—
Interest expense	14,707	15,299	16,232
Real estate taxes	6,629	7,824	7,001
Impairment charge	21,574	15,522	19,413
Provision for loan losses	7,136	—	—
Property management fees	2,072	2,181	2,098
Asset management fees	6,040	6,488	4,596
General and administrative	6,699	5,703	4,935
Depreciation and amortization	23,948	25,904	23,311

Total expenses	142,899	134,475	111,784
Interest income	113	413	1,332
Gain on sale of investment	3,180	—	—
Other income (expense), net	6,079	8,446	100
Loss on troubled debt restructuring	(5,036)	—	—

Loss from continuing operations before income taxes and equity in losses of unconsolidated joint ventures	(53,076)	(43,223)	(41,060)
Benefit (provision) for income taxes	(217)	(145)	(184)
Equity in losses of unconsolidated joint ventures	(5,464)	(2,141)	(2,862)

Loss from continuing operations	(58,757)	(45,509)	(44,106)

Loss from discontinued operations	(7,926)	(2,451)	(623)
Gain on sale of real estate	3,901	—	—

Net loss	(62,782)	(47,960)	(44,729)
Add: Net loss attributable to the noncontrolling interest
Noncontrolling interest in continuing operations	1,549	10,923	10,028

Net loss attributable to common shareholders	$(61,233)	$(37,037)	$(34,701)

Weighted average shares outstanding:
Basic and diluted	56,225	55,352	54,529
Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.95)	$(0.63)	$(0.63)
Discontinued operations	(0.14)	(0.04)	(0.01)

Basic and diluted loss per share	$(1.09)	$(0.67)	$(0.64)

Amounts attributable to common shareholders:
Continuing operations	$(53,307)	$(34,586)	$(34,078)
Discontinued operations	(7,926)	(2,451)	(623)

	$(61,233)	$(37,037)	$(34,701)

Comprehensive income (loss):
Net loss	$(62,782)	$(47,960)	$(44,729)

Other comprehensive loss:
Foreign currency translation loss	(1,726)	(1,315)	(3,011)
Unrealized gain (loss) on interest rate derivatives	504	1,336	(2,690)
Reclassifications due to hedging activities	726	240	176

Total other comprehensive income (loss)	(496)	261	(5,525)

Comprehensive loss	(63,278)	(47,699)	(50,254)
Comprehensive loss attributable to the noncontrolling interest	1,501	12,445	(10,843)

Comprehensive loss attributable to common shareholders	$(61,777)	$(35,254)	$(61,097)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

	Convertible Stock		Common Stock
						Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2008	1,000	—	54,056,354	$5	$481,521	$(14,982)	$(484)	$15,335	$481,395
Redemption of common stock	—	—	(521,671)	—	(4,753)	—	—	—	(4,753)
Distributions declared on common stock	—	—	—	—	—	(16,402)	—	—	(16,402)
Contributions from non-controlling interest	—	—	—	—	—	—	—	2,291	2,291
Distributions to non-controlling interest	—	—	—	—	—	—	—	(1,281)	(1,281)
Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	1,302,302	—	12,371	—	—	—	12,371
Comprehensive loss:
Net loss	—	—	—	—	—	(34,701)	—	(10,028)	(44,729)
Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	(2,196)	(815)	(3,011)
Unrealized losses on interest rate derivatives	—	—	—	—	—	—	(2,690)	—	(2,690)
Reclassifications due to hedging activities	—	—	—	—	—	—	176	—	176

Total comprehensive loss								(10,843)	(50,254)

Balance at December 31, 2008	1,000	—	54,836,985	5	489,139	(66,085)	(5,194)	5,502	423,367

Redemption of common stock	—	—	(153,755)	—	(1,387)	—	—	—	(1,387)
Distributions declared on common stock	—	—	—	—	—	(12,374)	—	—	(12,374)
Contributions from non-controlling interest	—	—	—	—	—	—	—	2,871	2,871
Distributions to non-controlling interest	—	—	—	—	—	—	—	(254)	(254)
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	1,141,848	1	9,896	—	—	—	9,897
Comprehensive loss:
Net loss	—	—	—	—	—	(37,037)	—	(10,923)	(47,960)
Other comprehensive income:
Foreign currency translation loss	—	—	—	—	—	—	324	(1,639)	(1,315)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	1,218	118	1,336
Reclassifications due to hedging activities	—	—	—	—	—	—	240	—	240

Total comprehensive loss								(12,445)	(47,699)

Balance at December 31, 2009	1,000	—	55,825,078	6	497,648	(115,496)	(3,412)	(4,325)	374,421

Cumulative effect of adoption of accounting standard						(360)		9,412	9,052
Redemption of common stock			(152,108)		(1,222)				(1,222)
Distributions declared on common stock						(8,402)		(67)	(8,469)
Contributions from noncontrolling interest								90	90
Shares issued pursuant to Distribution Reinvestment Plan, net			706,790		5,676				5,676
Comprehensive loss:
Net loss						(61,233)		(1,549)	(62,782)
Other comprehensive income:
Foreign currency translation gain (loss)							(1,774)	48	(1,726)
Unrealized gains (losses) on interest rate derivatives							464	40	504
Reclassifications due to hedging activities							766	(40)	726

Total comprehensive loss								(1,501)	(63,278)

Balance at December 31, 2010	1,000	$—	56,379,760	$6	$502,102	$(185,491)	$(3,956)	$3,609	$316,270

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve Months Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	$(62,782)	$(47,960)	$(44,729)
Depreciation and amortization	22,006	25,677	21,036
Amortization of deferred financing fees	2,816	3,093	3,321
Loss on troubled debt restructuring	5,036	—	—
Loss on debt extinguishment	2,253	—	—
Gain on sale of real estate	(3,935)	—	—
Gain on sale of interest in joint venture	(3,177)	—	—
Impairment charge	31,478	15,522	19,413
Provision for loan losses	7,136	—	—
Bad debt expense	638	10,230	317
Equity in losses of unconsolidated joint ventures	5,464	2,141	2,862
Gain on derivatives	(2,370)	(909)	—
Unrealized loss on derivatives	—	—	2,541
Change in accounts receivable	(2,353)	(3,369)	(7,798)
Change in condominium inventory	21,479	3,327	(20,943)
Change in prepaid expenses and other assets	(1,901)	1,448	(7,392)
Change in accounts payable	636	(771)	(1,452)
Change in accrued and other liabilities	(1,439)	2,479	7,708
Change in payables to related parties	(1,510)	2,012	(2,131)
Addition of lease intangibles	(2,011)	(1,499)	(2,035)

Cash provided by (used in) operating activities	17,464	11,421	(29,282)

Cash flows from investing activities:
Purchases of real estate properties	—	—	(47,473)
Purchase of derivative instruments	—	—	(1,272)
Proceeds from termination of derivative instruments	—	—	5,069
Proceeds from sale of real estate	2,770	—	—
Proceeds from sale of unconsolidated joint venture	8,842	—	—
Investment in unconsolidated joint ventures	(3,249)	(3,377)	(29,466)
Capital expenditures for real estate under development	(10,160)	(10,311)	(33,236)
Capital expenditures for real estate under development of consolidated borrowers	—	(583)	(27,500)
Additions of property and equipment	(5,083)	(8,489)	(6,642)
Change in restricted cash	2,355	(4,451)	597
Cash assumed from conversion of mezzanine loan to equity	407	—	—
Investment in notes receivable	(4,449)	(6,015)	(26,983)
Proceeds from payments on note receivables	600	—	—
Distributions from unconsolidated joint venture	395	—	696
Fees paid to related party for mezzanine loan arrangements	—	—	(1,081)

Cash used in investing activities	(7,572)	(33,226)	(167,291)

Cash flows from financing activities:
Financing costs	(1,325)	(764)	(5,416)
Proceeds from notes payable	11,887	25,966	128,549
Proceeds from mortgages of consolidated borrowers	—	1,700	27,324
Deposits received under sales contracts	6,025	—	—
Net borrowings on senior secured revolving credit facility	7,482	14,600	48,000
Payments on notes payable	(30,097)	(30,325)	(46,645)
Purchase of interest rate derivatives	68	—	—
Redemptions of common stock	(1,221)	(1,387)	(4,753)
Offering costs	—	—	—
Distributions	(2,726)	(3,874)	(4,006)
Contributions from noncontrolling interest holders	90	2,871	2,291
Distributions to noncontrolling interest holders	(67)	(254)	(1,276)
Change in payables to related parties	—	—	(328)

Cash provided by (used in) financing activities	(9,884)	8,533	143,740

Effect of exchange rate changes on cash and cash equivalents	1,325	(2,477)	(405)

Net change in cash and cash equivalents	1,333	(15,749)	(53,238)
Cash and cash equivalents at beginning of the year	9,511	25,260	78,498
Decrease in cash from deconsolidation due to adoption of accounting standard	(1,011)	—	—

Cash and cash equivalents at end of the year	$9,833	$9,511	$25,260

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

        We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis. In particular, we have focused on acquiring properties with significant possibilities for short-term capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, industrial, retail, hospitality, recreation and leisure, multifamily, and other properties. We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties. We have also originated two mezzanine loans related to two multifamily properties. We completed our first property acquisition in March 2006, and, as of December 31, 2010, we wholly owned 11 properties and consolidated five properties through investments in joint ventures. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

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

  Principles of Consolidation and Basis of Presentation

        Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities ("VIE") in which we are the primary beneficiary. If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement. In the Notes to Consolidated Financial Statements, except for per share amounts, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

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

        The total value of identified real estate intangible assets for acquired properties is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs, and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. As of December 31, 2010, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately ten years.

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

        Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of December 31, 2010 is as follows:

Lease / Other Intangibles
2011	$1,017
2012	809
2013	684
2014	728
2015	370

        Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

As of December 31, 2010	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Leasehold Interest	Other Intangibles
Cost	$380,991	$98,267	$32,750	$(20,500)	$16,500	$10,439
Less: depreciation and amortization	(43,888)	(526)	(16,320)	10,862	(719)	(2,768)

Net	$337,103	$97,741	$16,430	$(9,638)	$15,781	$7,671

As of December 31, 2009	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Leasehold Interest	Other Intangibles
Cost	$448,121	$130,786	$34,151	$(21,392)	$16,981	$10,439
Less: depreciation and amortization	(39,335)	(532)	(12,923)	8,666	(575)	(2,091)

Net	$408,786	$130,254	$21,228	$(12,726)	$16,406	$8,348

  Condominium Inventory

        Condominium inventory is stated at the lower of cost or fair market value. In addition to land acquisition costs, land development costs, and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction. At December 31, 2010, condominium inventory consisted of $27.6 million of finished units and $31.6 million of work in progress. As of December 31, 2009, condominium inventory consisted of $31.5 million of finished units and $55 million of work in progress.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The nationwide downturn in the housing and related condominium market that began during 2007 and has continued through 2010 has resulted in lower than expected sales volume and reduced selling prices, among other effects. As a result of our evaluations, we recognized a non-cash charge of $5.7 million during the year ended December 31, 2010 to reduce the carrying value of condominiums at Chase—The Private Residences, which is classified as an impairment charge in the accompanying consolidated statement of operations. There were no impairment charges related to our condominium inventory for the year ended December 31, 2009. In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

  Cash and Cash Equivalents

        We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

  Restricted Cash

        As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

  Accounts Receivable

        Accounts receivable primarily consist of straight-line rental revenue receivables of $6.7 million and $5.6 million as of December 31, 2010 and 2009, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $3 million and $2.9 million as of the years ended December 31, 2010 and 2009, respectively. The allowance for doubtful accounts was $0.4 million and $0.3 million as of December 31, 2010 and 2009, respectively.

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

  Furniture, Fixtures, and Equipment

        Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $7.9 million and $6.1 million as of December 31, 2010 and December 31, 2009, respectively.

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

        During the year ended 2010, we evaluated certain real estate properties for impairment as a result of changes in expected holding periods. Accordingly, we recorded an $8.1 million non-cash impairment charge related to our office building in San Diego, California, a cumulative $7.1 million non-cash impairment charge to three of our office buildings located in Houston, Texas and a $5.7 million non-cash impairment charge related to our hotel and condominium property in St. Louis, Missouri due to the uncertainty of valuations in the current volatile marketplace today.

        During the first quarter of 2010, we evaluated Ferncroft Corporate Center for impairment, and, accordingly, recognized a $4.2 million impairment charge for the three months ended March 31, 2010, which is included in loss from discontinued operations on the accompanying statement of operations and other comprehensive loss for the year ended December 31, 2010. On August 17, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of Ferncroft Corporate Center to the lender associated with the property and, accordingly, recognized a loss on the extinguishment of debt of $2.3 million, which is included in the loss from discontinued operations in the accompanying consolidated statement of operations and other comprehensive loss for the year ended December 31, 2010.

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

        Due to uncertainties surrounding the timing of development activities at Royal Island, we recognized an impairment charge related to our unconsolidated 30.69% investment in Royal Island totaling $6.3 million for the year ended December 31, 2010.

        We also evaluate our investments in notes receivable as of each reporting date. If we believe that it is probable we will not collect all principal and interest in accordance with the terms of the loans, we consider the loan impaired. When evaluating loans for potential impairment, we compare the carrying amount of the loans to the present value of future cash flows undiscounted at the loan's effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans. For impaired loans, a provision is made for loan losses to adjust the reserve for loan losses. The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date. The reserve is adjusted through the provision for loan losses account on our consolidated statement of operations. In accordance with GAAP, from time to time a loan goes into default until the time that a foreclosure occurs, a satisfactory workout is completed, or

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the loan is reinstated by the borrower, we do not recognize interest income on the loan, except to the extent we receive payments.

        In the first quarter of 2010, we recorded a reserve for loan losses totaling $11.1 million related to our mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our consolidated statement of operations and other comprehensive loss for the year ended December 31, 2010, and the remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our consolidated statement of equity for the year ended December 31, 2010.

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

  Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $8.4 million and $7.4 million as of December 31, 2010 and December 31, 2009, respectively.

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

        As of December 31, 2010, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.

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

        The British pound is the functional currency for our Becket House investment operating in London, England and the Euro is the functional currency for the operations of our Central Europe Joint Venture. We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statements of equity. The foreign currency translation adjustment was a loss of $1.8 million, a gain of $0.3 million and a loss of $2.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

  Accumulated Other Comprehensive Income (Loss)

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $1.5 million, $2.6 million, and $3.6 million was recognized in rental revenues for the years ended December 31, 2010, 2009, and 2008, respectively. Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a "margin tax," effective January 1, 2007. For the years ended December 31, 2010, 2009, and 2008, we recognized a current and deferred tax provision of $0.2 million, $0.1 million, and $0.2 million, respectively, related to the Texas margin tax.

  Stock-Based Compensation

        We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2010, 2009, and 2008, we had no significant cost related to our incentive award plan.

  Concentration of Credit Risk

        At December 31, 2010 and 2009, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

  Noncontrolling Interest

        Noncontrolling interest represents the noncontrolling ownership interest's proportionate share of the equity in our consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

  Reportable Segments

        We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets. Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2010, 2009 and 2008. Our chief operating decision maker evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.

  Earnings per Share

        Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period. As of December 31, 2010, 2009, and 2008, we had options to purchase 74,688, 69,583, and 54,583 shares of common stock outstanding at a weighted average exercise price of $8.78, $8.99, and $9.21, respectively. These options are excluded from the calculation of earnings per share for the years ended December 31, 2010, 2009, and 2008 because the effect would be anti-dilutive.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Reclassification

        To conform to the current year presentation which presents interest income from notes receivable separately from interest income on our consolidated statements of operations and comprehensive income, we reclassified from interest income to interest income from notes receivable $2.2 million for the year ended December 31, 2008.

        To conform to the current year presentation, which presents advertising expense as a component of property operating expense on our consolidated statements of operations and comprehensive income, we reclassified from advertising expense to property operating expense $0.8 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively.

3. New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a VIE, a company's power over a VIE, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded. The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. As a result of this new accounting guidance, on January 1, 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses. Further, we recognized in consolidation our mezzanine loans related to Tanglewood at Voss and Alexan Black Mountain which resulted in the addition of $22.7 million of notes receivable to our consolidated balance sheet.

        Further, the new accounting standard related to the consolidation of VIEs requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. Additionally, it requires enhanced disclosures about an enterprise's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how significant its involvement with the VIE impacts the enterprise's financial statements. Finally, an enterprise is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. With the exception of the impact of Tanglewood at Voss and Alexan Black Mountain discussed above, the adoption of this accounting standard did not change any of our previous conclusions regarding our VIEs and thus did not have an effect on our financial position, results of operations, or liquidity.

        In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant observable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. We adopted the remaining guidance on January 1, 2011. The adoption of the required guidance did not have a material impact on our financial statements or disclosures. We do not expect that the adoption of the remaining guidance will have an impact on our financial statements or disclosures.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

3. New Accounting Pronouncements (Continued)

        In July 2010, the FASB updated accounting guidance related to receivables which requires additional disclosures about the credit quality of a company's financing receivables and allowances for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in our financing receivables, how we analyze and assess credit risk in determining our allowance for credit losses, and the reasons for any changes we may make in our allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect that the adoption of the remaining guidance will have a significant impact on our financial statements or disclosures.

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

        Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

  Recurring Fair Value Measurements

  Derivative financial instruments

        Currently, we use interest rate swaps and caps to manage our interest rate risk and foreign exchange put/call options to manage the impact of foreign currency movements on our financial position for our net investments in foreign real estate joint ventures. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.

        We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's performance risk in the fair value measurements. Although we

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Assets and Liabilities Measured at Fair Value (Continued)

have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010 and 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$37	$—	$37

2009	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$204	$—	$204
Liabilities
Derivative financial instruments	$—	$3,081	$—	$3,081

        Derivative financial instruments classified as assets are included in other assets on the balance sheet while derivative financial instruments classified as liabilities are included in other liabilities.

  Nonrecurring Fair Value Measurements:

  Impairments

        For the year ended December 31, 2010, we recorded impairment charges totaling $21.6 million related to our interests in Crossroads, Regency Center, 2603 Augusta, Northpoint Central, our 30.69% unconsolidated interest in Royal Island and a $5.7 million condominium impairment charge related to Chase—The Private Residences. In addition, we recognized a provision to the reserve for loan losses of $7.1 million related to our Alexan Black Mountain note receivable for the year ended December 31, 2010.

        We estimated the fair value of impaired real estate by using a 10-year undiscounted cash flow analysis. The cash flow analysis utilized internally prepared cash flow estimates, terminal capitalization rates within historical average ranges and risk-adjusted discount rates that fall within ranges we believe are used by market participants. The capitalization rate ranges and discount rate ranges were obtained from third-party service providers, and the capitalization rate ranges were gathered for specific metro areas and applied on a property-by-property basis. This fair value estimate is considered Level 3 of the fair value hierarchy.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Assets and Liabilities Measured at Fair Value (Continued)

        The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2010:

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value	Gain/ (Loss)(1)
Assets
Note receivable, net	$—	$—	$2,540	$2,540	$(7,136)
Land			14,100	14,100	(3,080)
Buildings and improvements, net	—	—	74,859	74,859	(11,673)
Real estate intangibles, net			3,840	3,840	(479)
Condominium inventory	—	—	42,298	42,298	(5,674)
Investment in unconsolidated joint venture			14,226	14,226	(6,342)

Total	$—	$—	$151,863	$151,863	$(34,384)

(1)
Excludes $4.2 million in impairment loss of our discontinued operations that was disposed of as of the year ended December 31, 2010.

2009	Level 1	Level 2	Level 3	Total Fair Value	Gain (Loss)
Assets
Leasehold interest, net	$—	$—	$16,406	$16,406	$(9,895)
Land and improvements, net	—	—	4,430	4,430	(959)
Condominium inventory	—	—	16,907	16,907	(4,668)

Total	$—	$—	$37,743	$37,743	$(15,522)

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

        As of December 31, 2010 and 2009, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

        The notes payable totaling $347.8 million and $429.8 million as December 31, 2010 and 2009, respectively, have a fair value of approximately $348.4 million and $435.3 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. Interest rate swaps and caps along with our foreign currency exchange forward contract are recorded at their respective fair values in prepaid expenses and other assets for

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Disclosure of Financial Instruments (Continued)

those derivative instruments that have an asset balance and in other liabilities for those derivative instruments that are liabilities.

        The fair value estimates presented herein are based on information available to our management as of December 31, 2010 and 2009. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6. Real Estate Investments

        As of December 31, 2010, we wholly owned 11 properties and consolidated five properties through investments in joint ventures. We are the mezzanine lender for one multifamily property which, prior to January 1, 2010, we consolidated as the primary beneficiary of the VIE. In addition, we have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

        The following table presents certain information about our consolidated properties as of December 31, 2010:

Property Name	Location	Approximate Rentable Square Footage	Description	Encumbrances (in thousands)		Ownership Interest	Year Acquired
		(unaudited)
12600 Whitewater Drive	Minnetonka, Minnesota	71,000	2-story office building	$8,395	(1)	100%	2006
Bent Tree Green	Dallas, Texas	138,000	3-story office building	$6,674		100%	2006
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	$14,104	(1)	100%	2006
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus	$12,898	(1)	100%	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	$14,298	(1)	100%	2007
Regency Center	Houston, Texas	157,000	6-story office building	$12,695	(1)	100%	2007
2603 Augusta	Houston, Texas	242,000	16-story office building	$7,693	(1)	100%	2007
Northborough Tower	Houston, Texas	207,000	14-story office building	$21,042		100%	2007
Crossroads	San Diego, California	140,000	7-story office building	$26,174		100%	2008
Tanglewood at Voss	Houston, Texas	—	multifamily	$39,415		100%	2010
Santa Clara 700/750 Joint Venture	Santa Clara, California	306,000	2-building office complex	$25,000		100%	2007
Rio Salado Business Center	Phoenix, Arizona	—	development property			99%	2007
Chase Park Plaza	St. Louis, Missouri	—	hotel and development property	$85,223		95%	2006
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property			94%	2007
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	$56,113		93%	2007
Becket House	London, England	46,000	long-term leasehold interest	$18,101		80%	2007

(1)
These properties secure our Senior Revolving Credit Facility.

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

  •
  We entered into two joint ventures with the Santa Clara JV Partner so that one joint venture holds the 700 and 750 buildings (the "700/750 Joint Venture") separately from the joint venture that holds the 800 building (the "800 Joint Venture"). We contributed our remaining 50% interest in the Santa Clara Tech Center along with an aggregate $8.8 million of cash in exchange for 50% interests in each of the two new joint ventures. The Santa Clara JV Partner also contributed an aggregate $8.8 million of cash and their 50% interest in the Santa Clara Tech Center in exchange for their respective 50% interests. In addition, the Santa Clara JV Partner acquired preferred equity interests in the joint ventures for an aggregate $7.5 million in cash, which was used to pay down the Original Loans' outstanding balance discussed below;

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

        The 700/750 Joint Venture agreement provides the Santa Clara JV Partner with a put option that could require us to re-acquire the Santa Clara JV Partners' 50% interest in the 700/750 Joint Venture at a fixed price upon satisfaction of certain conditions. Under GAAP, the condition of retaining the substantial risk or rewards of ownership such as a put option precludes us from recognizing the sale of the 700 and 750 buildings to the Santa Clara JV Partner. Accordingly, we will continue to reflect the assets and liabilities of the 700 and 750 buildings in our consolidated balance sheet as if a sale had not occurred. Further, we have recognized the $6 million cash contribution received from the Santa Clara JV Partner for their respective 50% interest in the 700/750 Joint Venture as a deposit in accrued and other liabilities in our consolidated balance sheet at December 31, 2010 pending termination or

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

cancellation of the put option or until the sale is considered consummated under GAAP. The 800 Joint Venture agreement does not contain a put option provision.

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

  Tanglewood at Voss

        In 2006, we provided secured mezzanine financing totaling $13 million to an unaffiliated third-party entity that owned and developed Tanglewood at Voss (the "Voss Developer"). The Voss Developer also had a secured construction loan with a third-party lender, with an aggregate principal amount of up to $39.5 million. Our mezzanine loan to the Voss Developer was subordinate to the senior construction loan.

        On September 30, 2010, we reached an agreement with the Voss Developer and the third-party lender to obtain 100% fee simple interest in Tanglewood at Voss, including assumption of the senior construction loan, in exchange for the full satisfaction of our mezzanine loan balance plus accrued interest (the "Voss Transaction"). Following the Voss Transaction, the Voss Developer does not have any continuing involvement with Tanglewood at Voss. The receipt of Tanglewood at Voss in full satisfaction of our mezzanine loan receivable represents a troubled debt restructuring. The carrying amount of our mezzanine loan receivable plus accrued interest at the time of the Voss Transaction was $18.3 million.

        The valuation basis for the troubled debt restructuring of our mezzanine loan receivable is based on the fair value of Tanglewood at Voss, which secures the senior construction loan, less the fair value of the senior construction loan. Accordingly, the fair value of consideration transferred in the Voss Transaction was $13.3 million, resulting in a loss on troubled debt restructuring of $5 million in the accompanying consolidated statement of operations and other comprehensive loss for the year ended December 31, 2010.

        In accordance with GAAP, we have accounted for the assets and liabilities of Tanglewood at Voss received in full satisfaction of our mezzanine loan receivable as if the assets had been acquired for cash.

        Tanglewood at Voss contributed rental revenue of $1.2 million and a net loss of $1.1 million to our consolidated statements of operations for the period from September 30, 2010 to December 31, 2010. We had consolidated Tanglewood at Voss as the primary beneficiary of a VIE for the years ended December 31, 2009 and 2008. We currently own 100% of the investment. Consequently, the historical operations were already reported in revenue, net loss, and net loss per share for the respective period.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

Therefore, we only present the following unaudited pro forma summary consolidated information as if the business combination had occurred on January 1, 2010.

Pro Forma for the Year Ended December 31,
2010
Revenue	$88,941
Net income (loss)	$(64,863)
Net income (loss) per share	$(1.15)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Tanglewood at Voss to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2010.

        As a result of obtaining the fee simple interest in Tanglewood at Voss on September 30, 2010, the identifiable assets acquired and liabilities assumed were measured at fair value. In determining fair value, we obtained an appraisal and utilized assumptions, including estimated cash flows, discount rates, and capitalization rates. During the year ended December 31, 2010, we incurred $1.1 million of acquisition expenses related to the Tanglewood at Voss acquisition. The following table summarizes the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Land	$8,403
Land improvements	1,006
Buildings	41,895
Furniture, fixtures and equipment	448
Lease intangibles, net	1,064
Acquired below-market leases, net	(116)
Working capital (net)	68
Debt	(39,539)

$13,229

        We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

  Investments in Unconsolidated Joint Ventures

        The following table presents certain information about our unconsolidated investments as of December 31, 2010 and 2009:

		Carrying Value of Investment
Property Name	Ownership Interest	December 31, 2010	December 31, 2009
Royal Island	30.69%	$14,226	$22,594
GrandMarc at Westberry Place	50.00%	6,126	7,348
GrandMarc at the Corner(1)	50.00%	—	6,559
Santa Clara 800 Joint Venture	50.00%	14,974	—
Central Europe Joint Venture	47.27%	23,773	27,051

Total		$59,099	$63,552

(1)
We sold our interest in this property on October 22, 2010.

        Our investments in unconsolidated joint ventures as of December 31, 2010 and 2009 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows:

	As of December 31,
	2010	2009
Real estate assets, net	$361,430	$382,061
Cash and cash equivalents	22,941	15,628
Other assets	3,690	3,528

Total assets	$388,061	$401,217

Notes payable	$234,472	$246,176
Other liabilities	19,611	19,846

Total liabilities	254,083	266,022
Equity	133,978	135,195

Total liabilities and equity	$388,061	$401,217

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

        Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the years ended December 31, 2010, 2009, and 2008.

	Year Ended December 31,
	2010	2009	2008
Revenue	$23,613	$24,158	$14,689
Operating expenses:
Operating expenses	7,312	6,287	6,159
Property taxes	561	803	786

Total operating expenses	7,873	7,090	6,945

Operating income	15,740	17,068	7,744
Non-operating expenses:
Depreciation and amortization	9,906	10,258	6,674
Interest and other, net	19,922	11,513	7,547

Total non-operating expenses	29,828	21,771	14,221

Net loss	$(14,088)	$(4,703)	$(6,477)

Company's share of net loss	$(5,464)	$(2,141)	$(2,862)

7. Variable Interest Entities

        GAAP requires the consolidation of VIEs in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

        Our variable interest in VIEs may be in the form of (1) equity ownership and/or (2) loans provided by us to a VIE, or other partner. We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s), and contracts to purchase assets from VIEs.

  Tanglewood at Voss and Alexan Black Mountain

        In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own multifamily communities under development, Tanglewood at Voss and Alexan Black Mountain. These entities also obtained construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million. Our mezzanine loans were subordinate to the construction loans. In addition, we entered into option agreements allowing us to purchase the ownership interests in Tanglewood at Voss and Alexan Black Mountain after each project's substantial completion and upon notification of completion from the developer. In the second quarter of 2009, the option agreement allowing us to purchase Alexan Black Mountain expired.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Variable Interest Entities (Continued)

        Based on our evaluation, we determined that these entities met the criteria of VIEs under GAAP and, prior to January 1, 2010, we were the primary beneficiary of these VIEs. Therefore, prior to January 1, 2010, we consolidated the entities, including the related real estate assets and third-party construction financing. As of December 31, 2009, there was $87.2 million of real estate assets related to Tanglewood at Voss and Alexan Black Mountain, which collateralized the outstanding principal balance of the construction loans. The third-party construction lenders had no recourse to our general credit, but their loans were guaranteed by the owners of the VIEs. As of December 31, 2009, the outstanding principal balance under our mezzanine loans was $22.7 million, which was eliminated, along with accrued interest and loan origination fees, upon consolidation.

        In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a VIE, a company's power over a VIE, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded.

        As a result of this new accounting guidance, on January 1, 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses, resulting in neither a net gain nor loss as we had no equity interest in these investments. While the Alexan Black Mountain entity was a VIE and, through September 30, 2010, the date of the Voss Transaction, the Tanglewood at Voss entity was a VIE, we determined that the power to direct the activities that most significantly impact the VIE's economic performance generally resides with the general partner and mezzanine borrowers. Following the deconsolidation of Alexan Black Mountain, our continuing involvement with the entity is limited to our mezzanine loan. Prior to the Voss Transaction, our continuing involvement with Tanglewood at Voss was limited to our mezzanine loan. The deconsolidation on January 1, 2010 did not result in either Tanglewood at Voss or Alexan Black Mountain becoming one of our related parties.

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

  Royal Island

        In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas ("Royal Island"). In December 2007, we participated in a bridge loan financing arrangement and committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property. In June 2009, we purchased the interest in the first of two superior tranches for $3.1 million. In March 2010, we purchased the interest in two notes in the second tranche for $2.2 million. The total amount outstanding to us at December 31, 2010, including accrued interest and fees, was $45.6 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Variable Interest Entities (Continued)

        Based on our evaluation, we have determined that the entity meets the criteria of a VIE but that we are not the primary beneficiary because we do not have the power to direct the activities of Royal Island that most significantly affect the entity's economic performance. The power to direct these activities resides with the general partner. Accordingly, we do not consolidate the Royal Island entity and instead account for our equity investment under the equity method of accounting. At December 31, 2010, there was approximately $152.6 million of real estate assets related to Royal Island.

        At December 31, 2010 and 2009, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows:

	As of December 31, 2010
	Investments in Unconsolidated VIEs	Our Maximum Exposure to Loss
Alexan Black Mountain(1)	$—	$2,540
Royal Island(2)	14,226	59,807

	$14,226	$62,347

	As of December 31, 2009
	Investment in Unconsolidated VIE	Our Maximum Exposure to Loss
Royal Island(2)	$22,594	$64,661

(1)
We have no equity investment in Alexan Black Mountain. Our maximum exposure to loss is limited to the net outstanding balance of the note receivable for Alexan Black Mountain. Prior to January 1, 2010, we consolidated Alexan Black Mountain.

(2)
Our maximum exposure to loss for Royal Island is limited to the investment in the unconsolidated VIE of $14.2 million and $22.6 million as of December 31, 2010 and 2009, respectively, plus the net outstanding balance of the notes receivable for Royal Island of $45.6 million and $42.1 million as of December 31, 2010 and 2009, respectively.

8. Notes Receivable

  Chase Park Plaza Working Capital Loan

        We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza. In conjunction with the lease agreement, Chase Park Plaza Hotel, LLC made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006. The interest rate under the note is fixed at 5% per annum. The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement. Annual payments of interest only are required each December with any remaining balance payable at the maturity date. In accordance with the hotel lease agreement, the tenant received a reduction in its base rental payment due in January 2010 in the amount of the interest paid on the promissory note in the previous December. This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue. At December 31, 2010, the note receivable balance was $1.3 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Notes Receivable (Continued)

  Tanglewood at Voss and Alexan Black Mountain Mezzanine Loans

        In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $22.7 million to unaffiliated third-party entities that own Tanglewood at Voss and Alexan Black Mountain. Alexan Black Mountain also has a secured construction loan with a third-party lender with an aggregate balance of $29 million at December 31, 2010. Our mezzanine loan to Alexan Black Mountain is subordinate to the construction loan. At December 31, 2010, the carrying amount of the Alexan Black Mountain mezzanine loan was $2.5 million.

        On September 30, 2010, we reached an agreement with the Voss Developer and the third-party lender to obtain the 100% fee simple interest in Tanglewood at Voss, including assumption of the senior construction loan in exchange for the full satisfaction of our mezzanine loan balance plus accrued interest. Following the Voss Transaction, the Voss Developer does not have any continuing involvement with Tanglewood at Voss. The receipt of Tanglewood at Voss in full satisfaction of our mezzanine loan receivable represents a troubled debt restructuring. The carrying amount of our mezzanine loan receivable plus accrued interest at the time of the Voss Transaction was $18.3 million.

        The valuation basis for the troubled debt restructuring of our mezzanine loan receivable is based on the fair value of Tanglewood at Voss, which secures the senior construction loan, less the fair value of the senior construction loan. Accordingly, the fair value of consideration transferred in the Voss Transaction was $13.3 million, resulting in a loss on troubled debt restructuring of $5 million in the accompanying consolidated statement of operations and other comprehensive loss for the year ended December 31, 2010.

  Royal Island Bridge Loan

        In December 2007, we participated in a bridge loan financing arrangement for the continuing development and construction of Royal Island. The aggregate principal amount available under the bridge loan was $60 million consisting of three tranches. Under the bridge loan, we agreed to lend a tranche of up to $40 million, which is subordinate to the other two tranches. The bridge loan accrued interest at the one-month LIBOR rate plus 8% per annum with accrued interest and principal payable at the maturity date, December 20, 2008, and is secured by the Royal Island property. In June 2009, we purchased the interest in the first of the two superior tranches, the A-1, for $3.1 million. In March 2010, we purchased the interest in two notes in the A-2 tranche for $2.2 million.

        Under the terms of the loan documents, the bridge loan could be extended once for a period of six months upon the satisfaction of certain conditions upon notice given by the borrower by November 20, 2008 and a payment of an extension fee. At the maturity date, not all of the conditions were satisfied and, as a result, the bridge loan went into default and became a non-earning loan. The balance owed to us at the time of default was $37.7 million, including accrued interest and fees. Discussions between the bridge loan lenders and the borrower to complete a satisfactory workout plan have begun; however, there are no assurances that a workout plan will be completed or that the loan will be reinstated by the borrower. Accordingly, we may seek other actions under the loan documents to protect our investment, including foreclosure, exercise of power of sale, or conveyance in satisfaction of debt. In accordance with GAAP, from the time the loan went into default until the time that a foreclosure occurs, a satisfactory workout is completed, or the loan is reinstated by the borrower, we do not recognize interest income on the loan, except to the extent we receive payments.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Notes Receivable (Continued)

        In January 2010, we collected $5.5 million which per terms of the agreement, were applied to unpaid interest and fees from the borrower. At December 31, 2010, the loan balance owed to us was $45.6 million, which included $1.5 million of accrued interest and fees included in receivables from related parties at December 31, 2010. We have not recorded an allowance against the recorded balance as our estimate of the fair value of the Royal Island property securing the bridge loan exceeds the current carrying value of the loan. Accordingly, we believe it is probable that all of the outstanding balance is collectible.

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

9. Notes Payable

        The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties we consolidate at December 31, 2010 and 2009:

	December 31,
				Maturity Date
Description	2010	2009	Interest Rate
Chase Park Plaza Hotel	$77,474	$77,474	30-day LIBOR + 4%(2)	02/15/11
Chase—The Private Residences	7,749	23,317	30-day LIBOR + 4.5%(2)	02/15/11
Senior Secured Credit Facility	70,082	62,600	Prime Rate(4)	02/13/11
Becket House—RBS	18,101	18,636	90-day LIBOR + 2.5%(3)	03/09/11
Crossroads	26,174	25,023	30-day LIBOR + 2.85%(2)	06/30/11
Frisco Square I, LLC (Land)	21,466	24,503	30-day LIBOR + 4.5%(2)	07/28/11
Frisco Square II, LLC	7,783	7,856	30-day LIBOR + 3.5%(2)	07/28/11
Frisco Square III, LLC	8,624	8,515	30-day LIBOR + 3.5%(2)	07/28/11
Frisco Square IV, LLC	14,550	14,665	30-day LIBOR + 3.5%(2)	07/28/11
Frisco Square Theatre, LLC	3,691	—	30-day LIBOR + 4.5%(2)	07/28/12
Bent Tree Green	6,674	6,700	3.45%	05/19/12
Tanglewood at Voss	39,415	39,539	30-day LIBOR + 4%(2)	09/30/12
Alexan Black Mountain(1)	—	29,000	n/a	12/29/12
Santa Clara Tech Center	—	52,479	n/a	n/a
Samta Clara 700/750 Joint Venture	20,000	—	4.75% + Greater of 1% or 30-day LIBOR(2)	06/09/13
Santa Clara 700/750 Joint Venture Mezzanine	5,000	—	8.5% + Greater of 1% or 30-day LIBOR(2)	06/09/13
Ferncroft Corporate Center(5)	—	18,000	n/a	09/01/13
Northborough Tower	21,042	21,480	5.67%	01/11/16

	$347,825	$429,787

(1)
We deconsolidated Alexan Black Mountain as of January 1, 2010.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Notes Payable (Continued)

(2)
30-day London Interbank Offer Rate ("LIBOR") was 0.261% at December 31, 2010.

(3)
90-day London Interbank Offer Rate ("LIBOR") was 0.303% at December 31, 2010.

(4)
Prime rate was 3.25% at December 31, 2010.

(5)
Loan was extinguished through deed-in-lieu of foreclosure.

        Our notes payable balance was $347.8 million at December 31, 2010, as compared to $429.8 million at December 31, 2009 and consists of borrowings and assumptions of debt related to our property acquisitions and our borrowings under our $75 million senior secured credit facility. As of December 31, 2009, notes payable also included the notes payable of our mezzanine borrowers that we consolidated as VIEs under GAAP, Tanglewood at Voss and Alexan Black Mountain. In the first quarter of 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain, which include the notes payable of our mezzanine borrowers totaling $68.5 million. Each of our notes payable is collateralized by one or more of our properties. At December 31, 2010, our notes payable interest rates ranged from 2% to 9.5%, with a weighted average interest rate of approximately 3.9%. Of our $347.8 million in notes payable at December 31, 2010, $320.1 million represented debt subject to variable interest rates. At December 31, 2010, our notes payable had maturity dates that ranged from February 2011 to January 2016. We have unconditionally guaranteed payment of the notes payable related to Frisco Square, Northborough Tower, Bent Tree Green, Crossroads Office Park, and Tanglewood at Voss. We have unconditionally guaranteed 50% of the payment of the notes payable related to Chase Park Plaza Hotel and Chase—Private Residences. We believe that we are in compliance with all of our loan covenants except certain covenants related to Becket House, as discussed below.

        Our notes payable related to Chase Park Plaza Hotel, Chase—The Private Residences, Becket House, Crossroads, and Frisco Square properties, along with our senior secured credit facility all mature within the next twelve months. Effective February 13, 2011, we reached an agreement with the lenders of the senior secured credit facility to extend the maturity date of the loan from February 13, 2011 to February 13, 2012. The loan extension required a principal payment of $0.7 million.

        The loans related to Chase Park Plaza Hotel and Chase—The Private Residences matured on November 15, 2010. We reached agreements with the lenders to extend the maturity date of the loans to March 15, 2011. We have been working with the lenders to extend each of the loans, and we believe that we have agreements in principle to extend both loans to November 15, 2011. However, we have not yet received final executed documents of the extensions, and there are no assurances we will be successful in our negotiations to extend either or both of the loans. As a result of the default of the Chase Park Plaza Hotel loan, past due amounts may bear interest at a rate of the BBA Libor daily floating rate plus 800 basis points per annum during the default period. As a result of the default of Chase—The Private Residences loan, past due amounts may bear interest at a rate of the BBA Libor daily floating rate plus 850 basis points per annum during the default period.

        With respect to our other debt due within the next twelve months, we are working with our lenders to either extend the maturity dates of the loans or refinance the loans under different terms. We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off. However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, including transferring legal possession of the property to the lender.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Notes Payable (Continued)

  Santa Clara Tech Center

        On August 5, 2010, concurrent with entering into two new joint ventures with the Santa Clara JV Partner discussed at Note 7, we reached an agreement with the lender to modify and extend Santa Clara's Original Loans in the following manner:

  •
  The agreements associated with the Original Loans were severed and replaced by new loan agreements with the same lender by bifurcating each of the Original Loans into two new Replacement Loans such that specific debt is associated with the 700 and 750 buildings separate from debt associated with the 800 building;

  •
  The new joint ventures paid down the Original Loans' balance by an aggregate $7 million, such that the balance of the Replacement Loans at inception was an aggregate of $45.5 million, $25 million associated with the 700 and 750 buildings and $20.5 million associated with the 800 building;

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

        As further described in Note 7, we will continue to consolidate the assets and liabilities of the 700 and 750 buildings, including the Replacement Loans associated with these two buildings. As of December 31, 2010, the aggregate balance due under the Replacement Loans associated with the 700 and 750 buildings is $25 million.

  Tanglewood at Voss

        On September 30, 2010, related to the Voss Transaction (described at Note 7), we assumed the outstanding senior loan in the amount of $39.5 million and extended its maturity date to August 20, 2012. As a condition of entering into the Voss Transaction, the loan is secured by a first mortgage lien on the assets of Tanglewood at Voss and The Lodge & Spa at Cordillera, including the land, fixtures, improvements, contracts, leases, rents, and reserves. The loan requires payment of interest at a rate equal to 30-day LIBOR plus 4%. The loan requires excess cash flows, if any, of Tanglewood at Voss, to be applied first to the loan as a principal payment. In addition, the excess cash flows, if any, of The Lodge & Spa at Cordillera, are to be applied first to the funding of a reserve account until the balance equals $0.5 million, and second to the loan as a principal payment. We have one option to extend the maturity date one year upon meeting certain conditions. We have unconditionally guaranteed payment of the Tanglewood at Voss loan.

  Becket House

        Our loan agreements generally stipulate that we comply with certain reporting and financial covenants. These covenants include, among other things, notifying the lender of any change in management and maintaining minimum debt service coverage ratios. As a result of the difficult

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Notes Payable (Continued)

economic conditions negatively impacting both occupancy and rental rates at the Becket House, which caused lease renewals and new leases to be executed at substantially lower rates per square foot, we were unable to meet certain financial covenants under the Becket House loan agreement as of December 31, 2010. We also defaulted on a portion of an interest payment totaling approximately $100,000. Failure to meet the loan covenants under the loan agreement constitutes a technical default and, absent a waiver or modification of the loan agreement, the lender may accelerate maturity with any unpaid interest and principal immediately due and payable. At December 31, 2010, the outstanding principal balance of the Becket House loan was $18.1 million.

        The Becket House loan matured on March 9, 2011. We have executed an agreement with the senior lender to bifurcate the existing loan into two loans consisting of an A loan of £8 million ($12.9 million) and a B loan of £3.7 million ($6 million). We have also executed an agreement with an unaffiliated third party to provide up to £4 million ($6.5 million) (the "Junior Loan"). The B loan and Junior Loan have essentially the same terms and are subordinate to the A loan. The A loan, B loan and Junior Loan will mature on December 31, 2012.

  Credit Facility

        In February 2008, we entered into a senior secured revolving credit facility providing for up to $75 million of secured borrowings. The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit. We have unconditionally guaranteed payment of the senior secured revolving credit facility. The availability of credit under the revolving credit facility is limited by the terms of the credit agreement. As of December 31, 2010, the maximum availability and the outstanding balance under the revolving credit facility was $70.1 million. Effective February 13, 2011, we reached an agreement with the lenders of the senior secured credit facility to extend the maturity date of the loan from February 13, 2011 to February 13, 2012. The loan extension required a principal payment of $0.7 million.

        The following table summarizes our aggregate contractual obligations for principal payments as of December 31, 2010:

Principal Payments Due:
2011	$252,966
2012	49,440
2013	25,341
2014	361
2015	382
Thereafter	18,501
Unamortized premium	834

$347,825

  Royal Island

        In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan for the purpose of preserving and protecting the collateral for the development loan and the project. The loan bears interest at 15% per annum. Payments are due from proceeds from sales or refinancing by the project or from payments received for the development loan. The loan matures at the earlier of the date that the cash proceeds from sales or refinancing that repay all accrued interest and principal outstanding, five years from the date of the foreclosure of the project or October 10, 2016. The loan

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Notes Payable (Continued)

would be converted to limited partnership interest in Royal Island L.P. as part of any recapitalization of Royal Island.

10. Derivative Instruments and Hedging Activities

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

        Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million and $0.2 million in prepaid expenses and other assets at December 31, 2010 and December 31, 2009, respectively. We had no derivative instruments classified as liabilities as of December 31, 2010. Derivative instruments classified as liabilities were reported at their combined fair values $3.1 million in accrued and other liabilities at December 31, 2009. During the year ended December 31, 2010, we recorded an unrealized gain of $0.5 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at December 31, 2010. Unrealized gains on interest rate derivatives for the year ended December 31, 2010 reflect a reclassification of $0.8 million of unrealized gains from accumulated other comprehensive loss to interest expense.

        The following table summarizes the notional values of our derivative financial instruments as of December 31, 2010. The notional values provide an indication of the extent of our involvement in these instruments at December 31, 2010, but do not represent exposure to credit, interest rate, or market risks:

Type / Description	Notional Value (in thousands)	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Cash Flow Hedges
Interest rate cap—Santa Clara 700/750	$20,000	4.00%	June 15, 2013	$29
Interest rate cap—Santa Clara 700/750	$5,000	4.00%	June 15, 2013	$8

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Derivative Instruments and Hedging Activities (Continued)

        The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2010, 2009 and 2008.

		Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2010	Fair Value at December 31, 2009	Fair Value at December 31, 2008	Fair Value at December 31, 2010	Fair Value at December 31, 2009	Fair Value at December 31, 2008
Derivatives designated as hedging instruments:
Interest rate derivative contracts	Prepaid expenses and other assets	$—	$—	$6	$—	$—	$—
Interest rate derivative contracts	Accrued and other liabilities	37	—	—	—	(611)	(1,468)
Foreign exchange contracts	Prepaid expenses and other assets	—	204	1,267	—	—	—

Total derivatives designated as hedging instruments		$37	$204	$1,273	$—	$(611)	$(1,468)

Derivatives not designated as hedging instruments:
Interest rate derivative contract	Accrued and other liabilities	$—	$—	$—	$—	$(2,470)	$(4,050)

Total derivatives		$37	$204	$1,273	$—	$(3,081)	$(5,518)

        The tables below present the effect of our derivative financial instruments on the consolidated statements of operations for the periods ended December 31, 2010, 2009 and 2008.

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Year Ended December 31,			Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2008	2010	2009	2008
Interest rate	$504	$1,336	$(2,690)	$726	$240	$176

(1)
Amounts related to interest rate derivative contracts are included in interest expense.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Derivative Instruments and Hedging Activities (Continued)

(2)
Changes in fair value as a result of accrued interest associated with swap transactions are recorded in AOCI and subsequently reclassified into income. Such amounts are shown net in the statement of equity and offset dollar for dollar.

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)			Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Derivatives in Net Investment Hedging Relationships	2010	2009	2008	2010	2009	2008	2010	2009	2008
Foreign exchange	$(1,726)	$(1,049)	$(3,011)	$—	$—	$—	$—	$(266)	$—

(1)
We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

		Amount of Gain or (Loss)
		Year Ended December 31,
	Location of Gain or (Loss) Recognized in
Derivatives Not Designated as Hedging Instruments		2010	2009	2008
Interest rate derivative contract	Interest expense	$702	$1,615	$(2,383)

Credit risk and collateral

        Our credit exposure related to interest rate and foreign currency derivative instruments is represented by the fair value of contracts with a net liability fair value at the reporting date. These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty. Under our agreement with the counterparty related to our interest rate caps of the Santa Clara 700 and 750 buildings, cash deposits may be required to be posted by the counterparty whenever their credit rating falls below certain levels. Based on our agreement with the counterparty related to our Crossroads Office Park interest rate swap, we may be required to post cash collateral of up to $0.6 million if the lender's obligation to lend under our senior secured credit facility is terminated or the lender ceases to be a party to the senior secured credit facility; the value of the derivative is a liability on our consolidated balance sheet. At December 31, 2010, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Leasing Activity

        Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2010 for our consolidated properties are as follows:

Year	Future Minimum Base Rental Payments
2011	$31,972
2012	26,690
2013	23,515
2014	18,133
2015	14,308
2016	11,901
2017	10,267
2018	4,093
2019	2,280
2020	1,673
Thereafter	4,278

Total	149,110

        As of December 31, 2010, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

12. Stockholders' Equity

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

  Share Redemption Program

        Our board of directors has adopted a share redemption program that permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders. The terms on which we redeem shares may differ between redemptions upon a stockholder's death, "qualifying disability" (as defined in the share redemption program) or confinement to a long-term care facility and all other redemptions.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

        On January 10, 2011, as is customary for REITs entering the disposition phase, in accordance with the Company's Third Amended and Restated Share Redemption Program, the board suspended the redemption program until further notice. This also allows the Company to further conserve capital in anticipation of its portfolio capital needs that can preserve and enhance ultimate sales proceeds of its properties, including capital needs for leasing commissions, tenant improvements, completion of development or redevelopment, disposition costs, and other capital requirements.

        We redeemed 152,108 shares of common stock for $1.2 million during the year ended December 31, 2010, for an aggregate total of 984,267 shares of common stock redeemed since inception.

  Distributions

        We initiated the payment of monthly distributions in August 2006. In April 2007, and through March 2009, the declared distribution rate was a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share. Pursuant to our Third Amended and Restated Distribution Reinvestment Plan (the "DRP"), stockholders may elect to reinvest any cash distribution in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRP is recorded when the shares are actually issued.

        Prior to April 2, 2009, our board declared daily distributions in advance of the period to which the distributions applied and the daily distributions were paid monthly in arrears. On April 2, 2009, our board of directors voted to declare distributions on a quarterly basis in arrears to generate significant cost savings to our stockholders. During 2008 and through March 31, 2009, distributions were declared at a daily rate of $0.0008219 per share of common stock, which is equivalent to an annual distribution of 3% assuming a $10 price per share. On January 10, 2011, our board of directors authorized a quarterly distribution in the amount of $0.025 per share of common stock, which is equivalent to an annual distribution of 1% assuming a $10 price per share. The distribution is payable to the common stockholders of record at the close of business on December 31, 2010, the record date previously established by the board on November 8, 2010. The distribution was paid on February 3, 2011. In connection with entering our disposition phase, our board of directors has determined to cease regular, quarterly distributions in favor of those that may arise from proceeds available to be distributed from the sale of assets.

        Distributions paid to stockholders are funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

distribution reinvestment plan and/or additional borrowings. The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Total Distributions Paid	$8,402	$13,772	$16,378
Principal Sources of Funding:
Distribution Reinvestment Plan	$5,676	$9,896	$12,372
Cash flow provided by (used in) operating activities	$17,464	$11,421	$(29,282)
Cash available at the beginning of the period(1)	$9,511	$25,260	$78,498

(1)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings after the impact of historical operating activities, other investing and financing activities.

        The following are the distributions paid and declared for the quarter in the years ended December 31, 2010 and 2009:

	Distributions Paid
				Total Distributions Declared		Declared Distribution Per Share
2010	Cash	Reinvested	Total
Fourth Quarter	$476	$931	$1,407	$1,409	(1)	$0.025
Third Quarter	474	930	1,404	1,406		0.025
Second Quarter	460	943	1,403	1,406		0.025
First Quarter	1,316	2,872	4,188	1,405		0.025

Total	$2,726	$5,676	$8,402	$5,626		$0.100

	Distributions Paid
				Total Distributions Declared		Declared Distribution Per Share
2009	Cash	Reinvested	Total
Fourth Quarter	$1,263	$2,899	$4,164	$4,187		$0.075
Third Quarter	1,192	2,947	4,139	4,140	(3)	0.075
Second Quarter(2)	372	1,033	1,405	—		—
First Quarter	1,047	3,017	4,064	4,070		0.075

Total	$3,874	$9,896	$13,772	$12,397		$0.225

(1)
The distribution was declared on January 10, 2011 for the fourth quarter 2010 and was paid on February 3, 2011.

(2)
Prior to April 1, 2009, distributions were declared in advance based upon a daily rate of $.00008219 per share and paid monthly by the 16th day of the following month. Beginning with the second quarter of 2009, our board determined to declare distributions quarterly in arrears. As a result, the distributions paid during the second quarter of 2009 related to distributions declared for March 2009. Distributions paid with respect to the second quarter of 2009 were paid during the third quarter.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

(3)
The distribution presented was declared in the 3rd quarter 2009 for stockholders of record as of the 2nd quarter 2009. A distribution of $4,164 was declared for stockholders of record as of the 3rd quarter 2009.

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

        On October 18, 2010, we issued options to purchase 5,000 shares of our common stock at $8.03 per share to each of our three independent directors pursuant to the Incentive Award Plan. On June 22, 2009, we issued options to purchase 5,000 shares of our common stock at $8.17 per share to each of our three independent directors pursuant to the Incentive Award Plan. On July 24, 2008, we issued options to purchase 5,000 shares of our common stock at $9.50 per share to each of our three independent directors pursuant to the Incentive Award Plan. The options issued in 2010, 2009 and 2008 become exercisable one year after the date of grant. As of December 31, 2010, options to purchase 74,688 shares of stock were outstanding, of which 30,000 are fully vested, at a weighted average exercise price per share of $8.84. The remaining contractual life of the outstanding options is 4.3 years. Compensation expense associated with our Incentive Award Plan was not material for the years ended December 31, 2010, 2009, or 2008.

14. Related Party Transactions

        Behringer Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with our initial public offering of common stock to the public, and in connection with the acquisition, management, and sale of our assets. We terminated our primary offering component of our initial public offering on December 28, 2007.

        We pay Behringer Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate and real estate related assets. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the month. For the year ended December 31, 2010, we expensed $6 million of asset management fees. For the year ended December 31, 2009, we expensed $6.6 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate. For the year ended December 31, 2008, we expensed $4.7 million of asset management fees and capitalized $0.2 million of asset management fees to real estate.

        Behringer Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Related Party Transactions (Continued)

property or 2.5% of the funds advanced in respect of a loan. Our advisor, or its affiliates, also receives reimbursement of acquisition expenses up to 0.5% of the contract purchase price of each asset or, with respect to a loan, up to 0.5% of the funds advanced. For the year ended December 31, 2010, we incurred $1.1 million in acquisition and advisory fees. Behringer Opportunity Advisors I or its predecessor-in-interest did not earn acquisition and advisory fees or acquisition expense reimbursements in the year ended December 31, 2009. For the year ended December 31, 2008, we incurred $4.5 million in acquisition and advisory fees and $0.9 million in acquisition expense reimbursements.

        We pay Behringer Opportunity Advisors I or its affiliates a debt financing fee equal to up to 1% of the amount of any debt made available to us. We incurred $0.6 million, $0.4 million, and $2.4 million in debt financing fees for the years ended December 31, 2010, 2009, and 2008, respectively.

        We will reimburse Behringer Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The salaries and benefits that we reimburse to our advisor exclude the salaries and benefits that our advisor or its affiliates may pay to our named executive officers. For the years ended December 31, 2010, 2009, and 2008, we incurred and expensed costs for administrative services totaling $1.9 million, $1.9 million and $1 million, respectively.

        In August 2010, Behringer Opportunity Advisors I deferred until March 31, 2011 our obligation to pay all asset management fees accruing during the months of May 2010 through October 2010 and all debt financing fees and administrative service expense reimbursements accruing during the months of July 2010 through October 2010. In January 2011, Behringer Harvard Opportunity Advisors I deferred our obligation to pay asset management fees and debt financing fees accrued or accruing since May 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon.

        We pay HPT Management Services LLC, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, "BH Property Management"), affiliates of our advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. We incurred and expensed property management

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Related Party Transactions (Continued)

fees or oversight fees totaling $1.5 million, $2 million, and $1.7 million in the years ended December 31, 2010, 2009, and 2008, respectively.

        In August 2010, BH Property Management deferred until March 31, 2011 our obligation to pay property management oversight fees accruing during the months of July 2010 through October 2010. Additionally, BH Property Management deferred our obligation to pay property management oversight fees accrued or accruing since July 2010 through March 2011.

        As set forth in our charter and upon entering the disposition phase of our Company in the third quarter of 2010, the Advisor and the Company, through members of the audit committee of the board of directors, reviewed and discussed interpretive questions related to certain fee and expense reimbursement provisions contained in our advisory agreement and additional support from our advisor. These discussions resulted in a decrease in the amount of certain fees and reimbursements owed to the Advisor of $4.4 million as of December 31, 2010. The net decrease was comprised of an increase in acquisition fees of $1.1 million and deferred financing fees of $0.6 million, offset by a $0.1 million decrease in asset management fees and $6 million in other income as of December 31, 2010.

        Consequently, at December 31, 2010, we had a payable to our advisor and its affiliates of $0.9 million. This balance consists of accrued and deferred fees during 2010 including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees and other miscellaneous costs payable to Behringer Opportunity Advisors I and BH Property Management, offset by the $4.4 million reduction.

        We are dependent on Behringer Opportunity Advisors I and BH Property Management for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below for the years ended December 31, 2010, 2009, and 2008.

	Year ended December 31,
	2010	2009	2008
Supplemental disclosure:
Interest paid, net of amounts capitalized	$11,953	$13,685	$14,511
Income taxes paid	$—	$—	$76
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$10	$111	$828
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$973	$1,082	$4,435
Capital expenditures for real estate under development of consolidated borrowers in accounts payable and accrued liabilities	$—	$—	$1,896
Amortization of deferred financing fees in properties under development	$69	$271	$475
Amortization of deferred financing fees in properties under development of consolidated borrowers	$—	$—	$49
Investment in unconsolidated joint ventures	$12,169	$—	$—
Common stock issued in distribution reinvestment plan	$5,676	$9,896	$12,372
Assumed debt on acquisition of real estate investment	$—	$—	$22,229
Capitalized deferred financing costs in accrued liabilities	$673	$—	$—
Conversion of notes receivable to investment
Real estate and lease intangibles	$52,369	$—	$—
Notes receivable	$(18,265)	$—	$—
Note payable	$(39,539)	$—	$—
Other assets and liabilities, net	$(590)
Deed in lieu of foreclosure
Real estate and lease intangibles	$(19,828)	$—	$—
Note payable	$17,904	$—	$—
Other assets and liabilities, net	$(329)	$—	$—
Deconsolidation of properties
Real estate and lease intangibles	$(116,316)	$—	$—
Notes receivable	$30,999	$—	$—
Notes payable	$92,183	$—	$—
Other assets and liabilities, net	$(3,813)	$—	$—
Noncontrolling interest	$(10,424)	$—	$—

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Discontinued Operations

        During the year ended December 31, 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our property, Ferncroft Corporate Center, to the lender associated with this property. The results of this property are classified as discontinued operations in the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2010, 2009 and 2008 and summarized in the following table:

	Years Ended December 31,
	2010	2009	2008
Revenues
Rental revenue	$2,185	$6,098	$6,194

Expenses
Property operating expenses	1,623	2,500	2,590
Bad debt expense	1	—	1
Interest expense	755	1,201	1,204
Real estate taxes	216	327	276
Impairment charge	4,230	—	—
Property management fees	102	248	199
Asset management fees	135	203	203
Depreciation and amortization	794	4,071	2,350

Total expenses	7,856	8,550	6,823
Other income (expense)	(2)	1	6
Loss on debt extinguishment	(2,253)	—	—

Loss from discontinued operations	$(7,926)	$(2,451)	$(623)

17. Quarterly Results (Unaudited)

        Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009:

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$41,952	$14,953	$13,852	$14,730
Net income (loss)	$(8,237)	$(6,800)	$(35,671)	$(8,049)
Gain/(loss) from discontinued operations	$(4,921)	$(404)	$(2,601)	$—
Gain on sale of real estate	$—	$—	$3,935	$(34)
Add: Net loss attributable to the noncontrolling interest	$364	$237	$499	$449
Net income (loss) attributable to common shareholders	$(12,794)	$(6,967)	$(33,838)	$(7,634)
Basic and diluted weighted average shares outstanding	56,051	56,203	56,261	56,380
Basic and diluted income (loss) per share	$(0.23)	$(0.12)	$(0.60)	$(0.14)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Quarterly Results (Unaudited) (Continued)

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$18,920	$22,935	$17,877	$22,661
Net loss	$(6,867)	$(11,793)	$(23,947)	$(2,902)
Loss from discontinued operations	$(786)	$(57)	$(293)	$(1,315)
Add: Net loss attributable to the noncontrolling interest	$2,321	$2,756	$3,791	$2,055
Net loss attributable to common shareholders	$(5,332)	$(9,094)	$(20,449)	$(2,162)
Basic and diluted weighted average shares outstanding	55,032	55,211	55,431	55,726
Basic and diluted loss per share	$(0.10)	$(0.16)	$(0.37)	$(0.04)

18. Subsequent Events

  Royal Island—Note Payable

        In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan for the purpose of preserving and protecting the collateral for the development loan and the project. The loan bears interest at 15% per annum. Payments are due from proceeds from sales or refinancing by the project or from payments received for the development loan. The loan matures at the earlier of the date that the cash proceeds from sales or refinancing that repay all accrued interest and principal outstanding, five years from the date of the foreclosure of the project or October 10, 2016. The loan would be converted to limited partnership interest in Royal Island L.P. as part of any recapitalization of Royal Island.

  Royal Island—Litigation

        On March 4, 2010, Shannon B. Skokos and Theodore C. Skokos (the "Skokoses"), owners of a $19.5 million limited partner interest in and lenders to the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas ("Royal Island"), filed a third amended petition in the 68th Judicial District Court of Dallas County, Texas which added Behringer Harvard Opportunity REIT I, Inc. as a defendant in a lawsuit originally filed on December 19, 2008. Behringer Harvard Opportunity REIT I, Inc. is also a limited partner in and a lender to Royal Island. Other defendants in the lawsuit are Royal Island Partners, LP, Cypress Equities, LLC, Christopher C. Maguire, Behringer Harvard Royal Island, LLC, Behringer Harvard Holdings, LLC, Behringer Harvard RI Lender, LLC, Royal Island Bahamas, Ltd., Cypress Royal Island GP, LP, Cypress Royal Island GP, LLC, Royal Island Golf Club, Bahamas Ltd., and RIBL US Borrower, LLC. The lawsuit asserted fraud in the inducement, fraud in a real estate transaction, negligent misrepresentation, unjust enrichment, violations of the Texas Securities Act, breach of a credit agreement related to the lending arrangements at Royal Island and violation of fiduciary duties arising out of the credit agreement and the related agreement among lenders and agent.

        In January 2011 a settlement agreement was reached with the Skokoses in which all parties executed mutual releases and indemnities and caused the lawsuit to be dismissed without prejudice. The settlement agreement provides for the transfer of approximately 28 acres of land in the Royal Island development along with additional rights and privileges tied to future development activities that may occur. The Skokoses gave up all rights as a partner in Royal Island Partners, LP and surrendered claim to all capital contributions made to the Royal Island Partners, L.P.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Subsequent Events (Continued)

        Additionally as a part of the settlement a new joint venture will be created amount Behringer Harvard RI Lender, LLC, Behringer Harvard RI A-1 Lender, LLC and Skokoses to own all of the notes. Each lender will contribute its respective note exchange for a pro rata ownership interest in the joint venture which will result in our owning approximately 87% of the joint venture.

  Chase Park Plaza Loans

        The loans related to Chase Park Plaza Hotel and Chase—The Private Residences matured on November 15, 2010. We reached agreements with the lenders to extend the maturity date of the loans to March 15, 2011. We have been working with the lenders to extend each of the loans, and we believe that we have agreements in principle to extend both loans to November 15, 2011. However, we have not yet received final executed documents of the extensions, and there are no assurances we will be successful in our negotiations to extend either or both of the loans. As a result of the default of the Chase Park Plaza Hotel loan, past due amounts may bear interest at a rate of the BBA Libor daily floating rate plus 800 basis points per annum during the default period. As a result of the default of Chase—The Private Residences loan, past due amounts may bear interest at a rate of the BBA Libor daily floating rate plus 850 basis points per annum during the default period.

  Clarification of the Advisory Agreement

        As a result of the discussions between the Advisor and the Company related to the interpretation of certain provisions of our advisory agreement, we are in the process of amending and restating such agreement, which will be effective as of December 31, 2010.

  Loan from our Advisor

        We have obtained a $2.5 million loan from our Advisor to further bridge the Company's liquidity needs. The $2.5 million loan has a maturity date of the earliest of (i) the second anniversary of the date of the note, (ii) the termination without cause of the advisory agreement or (iii) the termination without cause of the property management agreement and bears interest at a rate of 5%. The balance on the loan at March 31, 2011 is $1.5 million.

  Share Redemption Program and Distributions

        On January 10, 2011, as is customary for REITs entering the disposition phase and in accordance with the Company's third amended and restated share redemption program, the board suspended the redemption program with respect to all redemption requests until further notice.

        On March 28, 2011, the Board of Directors determined to cease payment of regular, quarterly distributions and terminate the Secondary DRP. We do not expect to issue any additional shares under the Secondary DRP.

  Frisco Square Land Sale

        On January 12, 2011, we sold 4.77 acres of land to an unrelated third party for approximately $6 million. We used the proceeds to pay down the principal balance of the Frisco Square land loan.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Subsequent Events (Continued)

  12600 Whitewater Sale

        On March 11, 2011, we signed an agreement to sell 12600 Whitewater for $9.7 million. The sale is expected to close in April 2011 with expected proceeds of approximately $2.3 million.

  Credit Facility

        Effective February 13, 2011, we reached an agreement with the lenders of the senior secured credit facility to extend the maturity date of the loan from February 13, 2011 to February 13, 2012. The loan extension required a principal payment of $0.7 million.

Behringer Harvard Opportunity REIT I, Inc.

Valuation and Qualifying Accounts and Reserves

Schedule II

December 31, 2010, 2009, and 2008

(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2010
Allowance for doubtful accounts	$290	$1,241	$—	$1,154	$377
Allowance for loan loss	—	7,136	—	—	7,136
Year ended December 31, 2009
Allowance for doubtful accounts	$206	$10,101	$696	$10,713	$290
Year ended December 31, 2008
Allowance for doubtful accounts	$127	$200	$—	$121	$206

Behringer Harvard Opportunity REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2010

(amounts in thousands)

				Initial cost
Property Name	Location	Encumbrances		Land and improvements	Building and improvements	Cost capitalized subsequent to acquisition	Gross amount carried at close of period	Accumulated depreciation	Year of construction	Date acquired	Depreciable life
Whitewater Property	Minnetonka, MN	$8,395	(4)	$976	$7,195	$201	8,372	$1,410	1997	3/1/2006		(2)
Chase Park Plaza	St. Louis, MO	85,223		3,612	50,143	39,867	93,622	8,183	1922 - 1931	12/8/2006		(1)
Bent Tree Green	Dallas, TX	6,674		1,454	9,711	3,723	14,888	2,391	1983	12/13/2006		(2)
Las Colinas Commons	Irving, TX	14,104	(4)	2,785	9,718	3,321	15,824	2,385	1979 - 2001	12/20/2006		(2)
Santa Clara Tech Center	Santa Clara, CA	25,000		25,777	51,542	(34,588)	42,731	4,179	1984	5/2/2007		(2)
5000 S. Bowen Road	Arlington, TX	12,898	(4)	2,800	17,421	—	20,221	2,497	1983	5/10/2007		(2)
The Lodge & Spa at Cordillera	Edwards, CO	—		9,398	7,468	(8,023)	8,843	813	1988	6/6/2007		(1)
Rio Salado Business Center	Phoenix, AZ	—		7,642	—	11,240	18,882	—	—	6/29/2007		(3)
Frisco Square	Frisco, TX	56,113		40,098	27,907	19,949	87,954	5,894	2002 - 2003	8/3/2007		(2)
Northpoint Central	Houston, TX	14,298	(4)	750	19,849	2,730	23,329	3,385	1982	9/13/2007		(2)
Regency Center	Houston, TX	12,695	(4)	3,600	15,399	(154)	18,845	2,243	1982	9/13/2007		(2)
2603 Augusta	Houston, TX	7,693	(4)	2,000	30,785	(1,028)	31,757	4,587	1984	9/13/2007		(2)
Northborough Tower	Houston, TX	21,042		1,400	31,401	1,306	34,107	3,619	1983	2/26/2008		(2)
Crossroads Office Park	San Diego, CA	26,174		10,830	23,401	(6,593)	27,638	2,396	1979	6/26/2008		(2)
Tanglewood at Voss	Houston, TX	39,415		9,410	41,895	—	51,305	432	2008	9/30/2010		(2)

Totals		$329,724		$122,532	$343,835	$31,951	$498,318	$44,414

(1)
Hotel is 39 years

(2)
Buildings are 25 years

(3)
Property under development

(4)
These properties secure our Senior Secured Revolving Credit Facility

Behringer Harvard Opportunity REIT I, Inc.

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2010

(amounts in thousands)

        A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
Real Estate:
Balance at beginning of period	$599,609	$586,833	$477,114
Acquisitions	51,305	—	139,885
Improvements	12,723	10,165	—
Write-offs	(772)	—	—
Deconsolidation	(87,828)	—	—
Disposals	(22,001)	—	—
Reclassification of real estate under development to condominium inventory	—	3,569	(19,176)
Impairment loss	(18,982)	(958)	(10,990)
Cost of real estate sold	(35,736)	—	—

Balance at end of the period	$498,318	$599,609	$586,833

Accumulated depreciation:
Balance at beginning of period	$39,868	$21,678	$6,719
Depreciation expense	15,583	18,190	14,959
Write-offs	(741)	—	—
Deconsolidation	(4,279)	—	—
Disposals	(6,017)	—	—

Balance at end of the period	$44,414	$39,868	$21,678

Behringer Harvard Opportunity REIT I, Inc.

Mortgage Loans on Real Estate

Schedule IV

December 31, 2010

Description	Interest Rate	Maturity Date		Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Alexan Black Mountain mezzanine loan	10.50%	9/29/06		No payment until completion	$29,000	(2)	$9,676	$2,540	$0
Bridge loan financing for the continuing development and construction of Royal Island.	Libor + 8%	12/20/08	(1)	Interest only until maturity	n/a		$44,128	$44,128	$44,128

					$29,000		$53,804	$46,668	$44,128

(1)
This loan is currently in default

(2)
We do not hold the construction loan on this property. Accordingly, the amount of the prior lien at December 31, 2010 is estimated.

Reconciliation of the Carrying Amount of Mortgages:
Balance at beginning of 2008	$7,841
Additions during period:
New mortgage loans	26,758

Balance at close of 2008	34,599

Additions during period:
New mortgage loans	6,015

Balance at close of 2009	40,614

Additions during period:
New mortgage loans	13,190
Deductions during period:
Allowance for loan loss	$(7,136)

Balance at close of 2010	$46,668

*****

EXHIBIT INDEX

Exhibit Number		Description
3.1		Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2		Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)

4.1		Third Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Form 10-Q filed on November 13, 2009)

10.1		Letter Agreement, dated July 19, 2010, between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity Advisors I, LLC (previously filed in and incorporated by reference to Form 8-K filed on July 22, 2010)

10.2		Letter Agreement, dated August 9, 2010, between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity Advisors I, LLC (previously filed and incorporated by reference to Form 10-Q filed on August 12, 2010)

10.3		Letter Agreement, dated August 9, 2010, between Behringer Harvard Opportunity REIT I, Inc., HPT Management Services, LLC, Behringer Harvard Real Estate Services, LLC, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Opportunity OP I, LP (previously filed and incorporated by reference to Form 10-Q filed on August 12, 2010)

10.4	*	Second Loan Modification and Extension Agreement between Chase Park Plaza Hotel, LLC and Bank of America, N.A. effective November 15, 2010

10.5	*	Fourth Loan Modification and Extension Agreement between The Private Residences, LLC and Bank of America, N.A. effective November 15, 2010

10.6	*	Promissory Note dated March 30, 2011 between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Holdings, LLC

10.7	*	Pledge and Security Agreement dated March 30, 2011 between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Holdings, LLC

21.1	*	List of Subsidiaries

31.1	*	Rule 13a-14(a)/15d-14(a) Certification

31.2	*	Rule 13a-14(a)/15d-14(a) Certification

32.1	*(1)	Section 1350 Certification

32.2	*(1)	Section 1350 Certification

99.1		Third Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

99.2		Amended and Restated Policy for Estimation of Common Stock Value (previously filed and incorporated by reference to Form 8-K filed June 22, 2009)

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