Form 10-Q
period 2011-03-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2011-05-16
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2011

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Real estate
Land and improvements, net	$92,202	$97,741
Buildings and improvements, net	325,558	337,103
Real estate under development	22,646	19,060
Total real estate	440,406	453,904

Condominium inventory	43,818	59,219
Assets held for sale	7,373	—
Cash and cash equivalents	6,394	9,833
Restricted cash	3,028	2,574
Accounts receivable, net	11,591	9,249
Prepaid expenses and other assets	3,387	3,921
Leasehold interests, net	15,491	15,781
Investments in unconsolidated joint ventures	58,057	59,099
Furniture, fixtures and equipment, net	7,938	7,757
Deferred financing fees, net	2,911	2,681
Notes receivable, net	56,660	48,011
Lease intangibles, net	14,471	16,430
Other intangibles, net	7,502	7,671
Receivables from related parties	3,096	1,494
Total assets	$682,123	$697,624

Liabilities and Equity
Notes payable	$333,281	$347,825
Note payable to related parties	1,500	—
Accounts payable	1,328	1,786
Payables to related parties	3,213	861
Acquired below-market leases, net	8,893	9,638
Accrued and other liabilities	19,435	21,244
Total liabilities	367,650	381,354

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,379,760 and 56,500,473 shares issued and outstanding at December 31, 2010, and March 31, 2011, respectively	6	6
Additional paid-in capital	503,027	502,102
Accumulated distributions and net loss	(198,041)	(185,491)
Accumulated other comprehensive loss	(2,655)	(3,956)
Total Behringer Harvard Opportunity REIT I, Inc. equity	302,337	312,661
Noncontrolling interest	12,136	3,609
Total equity	314,473	316,270
Total liabilities and equity	$682,123	$697,624

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2011	2010

Revenues
Rental revenue	$12,001	$10,996
Hotel revenue	1,153	1,234
Condominium sales	739	23,357
Interest income from notes receivable	—	5,958

Total revenues	13,893	41,545

Expenses
Property operating expenses	4,270	4,862
Bad debt expense	325	156
Cost of condominium sales	699	23,520
Interest expense	4,118	3,382
Real estate taxes	1,902	1,663
Impairment charge	3,629	—
Provision for loan losses	—	7,136
Property management fees	459	492
Asset management fees	1,410	1,395
General and administrative	1,104	1,261
Depreciation and amortization	6,196	5,303

Total expenses	24,112	49,170

Interest income	7	30
Gain on sale of investment	—	41
Other income (expense), net	6	—

Loss from continuing operations before income taxes and equity in losses of unconsolidated joint ventures	(10,206)	(7,554)

Benefit (provision) for income taxes	(35)	182
Equity in losses of unconsolidated joint ventures	(2,467)	(943)
Loss from continuing operations	(12,708)	(8,315)

Income (loss) from discontinued operations	35	(4,843)

Gain on sale of real estate	1,335	—

Net loss	(11,338)	(13,158)

Add: Net loss attributable to the noncontrolling interest
Noncontrolling interest in continuing operations	198	364

Net loss attributable to common shareholders	$(11,140)	$(12,794)

Weighted average shares outstanding:
Basic and diluted	56,458	56,051

Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.20)	$(0.14)
Discontinued operations	0.00	(0.09)
Basic and diluted loss per share	$(0.20)	$(0.23)

Amounts attributable to common shareholders:
Continuing operations	$(11,175)	$(7,951)
Discontinued operations	35	(4,843)
	$(11,140)	$(12,794)

Comprehensive income (loss):
Net loss	$(11,338)	$(13,158)
Other comprehensive loss:
Foreign currency translation loss	1,327	(1,386)
Unrealized gain (loss) on interest rate derivatives	(7)	330
Reclassifications due to hedging activities	—	45
Total other comprehensive income (loss)	1,320	(1,011)
Comprehensive loss	(10,018)	(14,169)
Comprehensive loss attributable to the noncontrolling interest	179	332
Comprehensive loss attributable to common shareholders	$(9,839)	$(13,837)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity
Balance at January 1, 2010	1,000	$—	55,825,078	$6	$497,648	$(115,496)	$(3,412)	$(4,325)	$374,421

Cumulative effect of adoption of accounting standard						(3,994)		9,413	5,419

Redemption of common stock									—

Distributions declared on common stock						(4,187)			(4,187)

Contributions from noncontrolling interest								70	70

Shares issued pursuant to Distribution Reinvestment Plan, net			357,560		2,872				2,872

Comprehensive loss:
Net loss						(12,794)		(364)	(13,158)

Other comprehensive income:
Foreign currency translation gain (loss)							(1,406)	20	(1,386)
Unrealized gains (losses) on interest rate derivatives							318	12	330
Reclassifications due to hedging activities							45		45

Total comprehensive loss								(332)	(14,169)

Balance at March 31, 2010	1,000	$—	56,182,638	$6	$500,520	$(136,471)	$(4,455)	$4,826	$364,426

Balance at January 1, 2011	1,000	$—	56,379,760	$6	$502,102	$(185,491)	$(3,956)	$3,609	$316,270

Distributions declared on common stock						(1,410)			(1,410)

Contributions from noncontrolling interest								9,441	9,441

Distributions to non-controlling interest								(735)	(735)

Shares issued pursuant to Distribution Reinvestment Plan, net			120,713		925				925

Comprehensive loss:
Net loss						(11,140)		(198)	(11,338)

Other comprehensive income:
Foreign currency translation gain (loss)							1,308	19	1,327
Unrealized gains (losses) on interest rate derivatives							(7)	—	(7)
Reclassifications due to hedging activities							—	—	—

Total comprehensive loss								(179)	(10,018)

Balance at March 31, 2011	1,000	$—	56,500,473	$6	$503,027	$(198,041)	$(2,655)	$12,136	$314,473

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,338)	$(13,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,645	5,061
Amortization of deferred financing fees	612	725
Gain on sale of real estate	(1,335)	—
Impairment charge	3,629	4,230
Provision for loan losses	—	7,136
Bad debt expense	326	382
Equity in losses of unconsolidated joint ventures	2,467	943
Gain on derivatives	—	(98)
Change in operating assets and liabilities:
Accounts receivable	(2,662)	(2,216)
Condominium inventory	15,211	20,373
Prepaid expenses and other assets	540	1,398
Accounts payable	598	102
Accrued and other liabilities	(2,646)	(4,176)
Payables to related parties	1,935	(1,017)
Lease intangibles	(84)	(187)
Cash provided by operating activities	12,898	19,498

Cash flows from investing activities:
Proceeds from sale of real estate	5,703	—
Investment in unconsolidated joint ventures	—	(173)
Capital expenditures for real estate under development	(1,099)	(2,516)
Additions of property and equipment	(4,268)	(1,333)
Change in restricted cash	(454)	(1,473)
Investment in notes receivable	(2,074)	(2,015)
Proceeds from payments on note receivables	425	—
Cash used in investing activities	(1,767)	(7,510)

Cash flows from financing activities:
Financing costs	(419)	—
Proceeds from notes payable	7,395	4,448
Payments on notes payable	(21,817)	(19,298)
Net borrowings on senior secured revolving credit facility	(741)	6,800
Borrowings on note payable related party	1,500	—
Distributions	(485)	(1,316)
Contributions from noncontrolling interest holders	834	70
Distributions to noncontrolling interest holders	(735)	—
Cash used in financing activities	(14,468)	(9,296)

Effect of exchange rate changes on cash and cash equivalents	(102)	(1,325)

Net change in cash and cash equivalents	(3,439)	1,367
Cash and cash equivalents at beginning of the period	9,833	9,511

Decrease in cash from deconsolidation due to adoption of accounting standard	—	(1,011)

Cash and cash equivalents at end of the period	$6,394	$9,867

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.         Business

Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in November 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We completed our first property acquisition in March 2006.  As of March 31, 2011, we were invested in 22 assets including 11 wholly-owned properties, five consolidated properties through investments in joint ventures and a consolidating interest in a note receivable joint venture.  In addition, we are the mezzanine lender for one multifamily property.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, California, Colorado, Minnesota, Missouri, Nevada, Texas, The Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary and Slovakia.

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

We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC (“Behringer Harvard Opportunity Advisors I” or the “Advisor”), a Texas limited liability company formed in June 2007.  Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions and investments on our behalf.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”) and is used by permission.

2.         Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet and condensed consolidated statement of equity as of March 31, 2011, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows and equity for the three months ended March 31, 2011 and 2010 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of March 31, 2011 and our condensed consolidated results of operations, equity, and cash flows for the periods ended March 31, 2011 and 2010.  Such adjustments are of a normal recurring nature.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.         Summary of Significant Accounting Policies

Described below are certain of our significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q.  Please see our Annual Report on Form 10-K for a complete listing of all of our significant accounting policies.

Reclassification

To conform to the current year presentation which presents bad debt expense separately from property operating expenses on our condensed consolidated statement of operations and comprehensive loss, we reclassified property operating expenses of $0.2 million to bad debt expense for the three months ended March 31, 2010.  We believe this change in presentation provides additional detail regarding our operating expenses.

To conform to the current year presentation which presents advertising expense as a component of property operating expenses on our condensed consolidated statement of operations and comprehensive loss, we reclassified advertising costs of less than $0.1 million to property operating expenses for the three months ended March 31, 2010.  We believe this change in presentation simplifies the statement of operations by combining immaterial line items and providing additional detail regarding our financing activities.

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

Real Estate

We amortize the value of in-place leases acquired to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of March 31, 2011, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately ten years.

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of March 31, 2011 is as follows (in thousands):

Lease / Other
Intangibles
April 1, 2011 - December 31, 2011	$576
2012	594
2013	495
2014	677
2015	317

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows ($ in thousands):

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
March 31, 2011	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$371,781	$92,815	$30,152	$(20,119)	$16,267	$10,439
Less: depreciation and amortization	(46,223)	(613)	(15,681)	11,226	(776)	(2,937)

Net	$325,558	$92,202	$14,471	$(8,893)	$15,491	$7,502

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
December 31, 2010	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$380,991	$98,267	$32,750	$(20,500)	$16,500	$10,439
Less: depreciation and amortization	(43,888)	(526)	(16,320)	10,862	(719)	(2,768)

Net	$337,103	$97,741	$16,430	$(9,638)	$15,781	$7,671

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value, and consists of land acquisition costs, land development costs, construction costs and interest and real estate taxes, which are capitalized during the period

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

beginning with the commencement of development and ending with the completion of construction.  At March 31, 2011, condominium inventory consisted of $26.9 million of finished units and $16.9 million of work in progress.  As of December 31, 2010, condominium inventory consisted of $27.6 million of finished units and $31.6 million of work in progress.  In February 2011, we received $14.7 million related to the monetization of State of Missouri historic tax credits on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri, which was recorded as a reduction of our condominium inventory.  The proceeds from these historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

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

There were no impairment charges related to our condominium inventory for either of the three months ended March 31, 2011 or 2010.  In the event that market conditions decline, adjustments may be necessary in the future.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $8.2 million and $6.7 million as of March 31, 2011 and December 31, 2010, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $4 million and $3 million as of March 31, 2011 and December 31, 2010, respectively.  The allowance for doubtful accounts was $0.6 million and $0.4 million as of March 31, 2011 and December 31, 2010, respectively.

Investment Impairment

For real estate assets that we consolidate, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

During the first quarter of 2011, we evaluated certain real estate properties for impairment as a result of changes in expected holding periods.   Accordingly, we recognized an impairment charge of $3.6 million related to our Augusta property.

We also evaluate our investments in notes receivable as of each reporting date.  If we believe that it is probable that we will not collect all principal and interest in accordance with the terms of the loans, we consider the loan impaired.  When evaluating loans for potential impairment, we compare the carrying amount of the loans to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans.  For impaired loans, a provision is made for loan losses to adjust the reserve for loan losses.  The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date.  The reserve is adjusted through the provision for loan losses account on our condensed consolidated statement of operations.  In accordance with GAAP, from the time a loan goes into default until the time that a foreclosure occurs, a satisfactory workout is completed, or the loan is reinstated by the borrower, we do not recognize interest income on the loan, except to the extent we receive payments.

In the first quarter of 2010, we recorded a reserve for loan losses totaling $11.1 million related to our mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our condensed consolidated statement of operations and other comprehensive loss for the three months ended March 31, 2010, and the remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our condensed consolidated statement of equity for the three months ended March 31, 2010.

Other than the impairment charges discussed above, we believe the carrying value of our operating real estate assets, properties under development, investments in unconsolidated joint ventures, and notes receivable is currently recoverable.  However, if market conditions worsen beyond our current expectations, if our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease, if our expected hold periods decrease, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our condensed consolidated financial position and results of operations.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  We present the assets and obligations of a property held for sale separately on our condensed consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of March 31, 2011, our Whitewater property was classified as held for sale.  On April 26, 2011, we completed the sale of the Whitewater property to an unaffiliated third party.  We had no properties classified as held for sale at December 31, 2010.

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

Recurring Fair Value Measurements

Currently, we use interest rate caps to manage our interest rate risk and foreign exchange put/call options to manage the impact of foreign currency movements on our financial position for our net investments in foreign real estate joint ventures.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 ($ in thousands):

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$30	$—	$30

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$37	$—	$37

Derivative financial instruments classified as assets are included in other assets on the balance sheet.

Nonrecurring Fair Value Measurements

For the three months ended March 31, 2011, we recorded impairment charges totaling $3.6 million related to our Augusta property.   For the year ended December 31, 2010, we recorded impairment charges totaling $27.2 million related to our interests in Crossroads, Regency Center, 2603 Augusta, Northpoint Central, our 30.69% unconsolidated interest in Royal Island and a $5.7 million condominium impairment charge related to Chase — The Private Residences.  In addition, we recognized a provision to the reserve for loan losses of $7.1 million related to our Alexan Black Mountain note receivable for the year ended December 31, 2010.

The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.  This fair value estimate is considered Level 3 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2011 and the year ended December 31, 2010 ($ in thousands):

March 31, 2011	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)
Assets
Land			$1,554	$1,554	$(212)
Buildings and improvements, net	—	—	21,787	21,787	(3,417)
Total	$—	$—	$23,341	$23,341	$(3,629)

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(1)
Assets
Note receivable, net	$—	$—	$2,540	$2,540	$(7,136)
Land			14,100	14,100	(3,080)
Buildings and improvements, net	—	—	74,859	74,859	(11,673)
Real estate intangibles, net			3,840	3,840	(479)
Condominium inventory	—	—	42,298	42,298	(5,674)
Investment in unconsolidated joint venture			14,226	14,226	(6,342)
Total	$—	$—	$151,863	$151,863	$(34,384)

(1) Excludes $4.2 million in impairment loss from one property disposed of as of the year ended December 31, 2010, which is included in discontinued operations.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of March 31, 2011 and December 31, 2010, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $333.3 million and $347.8 million as of March 31, 2011 and December 31, 2010, respectively, have a fair value of approximately $334.1 million and $348.4 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets.

The fair value estimates presented herein are based on information available to our management as of March 31, 2011 and December 31, 2010.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

6.             Real Estate Investments

As of March 31, 2011, we wholly owned 11 properties (including one asset held for sale) and consolidated five properties through investments in joint ventures and a consolidating interest in a note receivable joint venture.  We are the mezzanine lender for one multifamily property.  In addition, we have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

The following table presents certain additional information about our consolidated properties as of March 31, 2011:

Property Name	Location	Approximate Rentable Square Footage (unaudited)	Description	Encumbrances (in thousands)		Ownership Interest	Year Acquired	Occupancy at 3/31/11		Occupancy at 12/31/10		Effective Annual Rent per Square Foot/Unit as of 3/31/11		Effective Annual Rent per Square Foot/Unit for as of 12/31/10
Bent Tree Green	Dallas, Texas	138,000	3-story office building	$6,631		100%	2006	60%		75%		18.69		18.52
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	$16,495	(1)	100%	2006	86%		86%		12.97		12.30
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus	$11,025	(1)	100%	2007	100%		100%		15.33		15.33
Northpoint Central	Houston, Texas	180,000	9-story office building	$15,657	(1)	100%	2007	90%		93%		19.92		20.38
Regency Center	Houston, Texas	157,000	6-story office building	$13,203	(1)	100%	2007	89%		91%		14.21		13.63
2603 Augusta	Houston, Texas	242,000	16-story office building	$8,973	(1)	100%	2007	56%		57%		16.57		16.72
Northborough Tower	Houston, Texas	207,000	14-story office building	$20,129		100%	2007	100%		100%		20.72		20.72
Crossroads	San Diego, California	140,000	7-story office building	$26,773		100%	2008	80%		65%		22.04		25.69
Tanglewood at Voss	Houston, Texas	—	multifamily	$39,352		100%	2010	93%		94%		12,619.35	(2)	11,988.44
Santa Clara 700/750 Joint Venture	Santa Clara, California	306,000	2-building office complex	$25,000		100%	2007	100%		100%		9.34		9.34
Rio Salado Business Center	Phoenix, Arizona	—	development property			99%	2007	n/a		n/a		n/a		n/a
Chase Park Plaza	St. Louis, Missouri	—	hotel and development property	$69,910		95%	2006	48	%(3)	55	%(3)	n/a		n/a
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property			94%	2007	63	%(3)	52	%(3)	n/a		n/a
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	$50,472		93%	2007	80%		82%		20.19		19.91
Becket House	London, England	46,000	long-term leasehold interest	$22,926		80%	2007	33%		35%		30.82		28.90

(1) These properties secure our Senior Revolving Credit Facility.  At March 31, 2011, $4 million related to our held for sale asset, Whitewater, also secured our Senior Revolving Credit Facility.

(2) Effective annual rent per multifamily unit.

(3) Hospitality property.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of March 31, 2011 and December 31, 2010 ($ in thousands):

	Ownership	Carrying Value of Investment
Property Name	Interest	March 31, 2011	December 31, 2010
Royal Island	30.69%	$12,887	$14,226
GrandMarc at Westberry Place	50.00%	6,051	6,126
Santa Clara 800 Joint Venture	50.00%	14,844	14,974
Central Europe Joint Venture	47.27%	24,275	23,773
Total		$58,057	$59,099

Our investments in unconsolidated joint ventures as of March 31, 2011 and December 31, 2010 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows ($ in thousands):

	March 31,	December 31,
	2011	2010
Real estate assets, net	$350,514	$361,430
Cash and cash equivalents	21,602	22,941
Other assets	3,609	3,690
Total assets	$375,725	$388,061

Notes payable	$225,941	$234,472
Other liabilities	22,073	19,611
Total liabilities	248,014	254,083

Equity	127,711	133,978
Total liabilities and equity	$375,725	$388,061

For the three months ended March 31, 2011 and 2010, we recognized $2.5 million and $0.9 million, respectively, of equity in losses.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three months ended March 31, 2011 and 2010 as follows ($ in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue	$5,174	$6,558

Operating expenses:
Operating expenses	1,233	1,470
Property taxes	142	206
Total operating expenses	1,375	1,676

Operating income	3,799	4,882

Non-operating expenses:
Depreciation and amortization	2,081	2,400
Interest and other, net	8,591	4,285
Total non-operating expenses	10,672	6,685

Net loss	$(6,873)	$(1,803)

Company’s share of net loss	$(2,467)	$(943)

Held for Sale

As of March 31, 2011, we had entered into a contact with an unaffiliated third party to sell our Whitewater property, a two-story office building located in Minnetonka, Minnesota.  On April 26, 2011, we completed the sale of this property to an unaffiliated third party.  Whitewater was classified as held for sale on the March 31, 2011 balance sheet and

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the results of operations for this property is reflected as discontinued operations for all periods presented.  There were no assets held for sale as of December 31, 2010.

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

Tanglewood at Voss

On September 30, 2010, we reached an agreement with the Voss developer and the third-party lender to obtain 100% fee simple interest in Tanglewood at Voss, including assumption of the senior construction loan, in exchange for the full satisfaction of our mezzanine loan balance plus accrued interest. Following the Voss transaction, the Voss developer does not have any continuing involvement with Tanglewood at Voss, and we own 100% of the equity interest.

Royal Island

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas (“Royal Island”).

On March 4, 2010, Shannon B. Skokos and Theodore C. Skokos (the “Skokoses”), owners of a $19.5 million limited partner interest in and lenders to Royal Island, filed a third amended petition in the 68th Judicial District Court of Dallas County, Texas which added Behringer Harvard Opportunity REIT I, Inc. as a defendant in a lawsuit originally filed on December 19, 2008.  Behringer Harvard Opportunity REIT I, Inc. is also a limited partner in and a lender to Royal Island.  Other defendants in the lawsuit are Royal Island Partners, LP, Cypress Equities, LLC, Christopher C. Maguire, Behringer Harvard Royal Island, LLC, Behringer Harvard Holdings, LLC, Behringer Harvard RI Lender, LLC, Royal Island Bahamas, Ltd., Cypress Royal Island GP, LP, Cypress Royal Island GP, LLC, Royal Island Golf Club, Bahamas Ltd., and RIBL US Borrower, LLC.

In January 2011, a settlement agreement was reached with the Skokoses, in which all parties executed mutual releases and indemnities and caused the lawsuit to be dismissed without prejudice.  The settlement agreement provides for the transfer of approximately 28 acres of land in the Royal Island development along with additional rights and privileges tied to future development activities that may occur.  The Skokoses gave up all rights as a partner in Royal Island Partners, LP and surrendered claim to all capital contributions made to the Royal Island Partners, LP.

Based on our evaluation, we have determined that the entity meets the criteria of a VIE but that we are not the primary beneficiary because we do not have the power to direct the activities of Royal Island that most significantly affect the entity’s economic performance.  The power to direct these activities resides with the general partner.  Accordingly, we do not consolidate the Royal Island entity and instead account for our equity investment under the equity method of accounting.  At March 31, 2011, there was approximately $134.2 million total of real estate assets related to Royal Island.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2011 and December 31, 2010 our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows ($ in thousands):

As of March 31, 2011	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
Alexan Black Mountain (1)	$—	$2,540
Royal Island (2)	12,887	60,550
	$12,887	$63,090

As of December 31, 2010	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
Alexan Black Mountain (1)	$—	$2,540
Royal Island (2)	14,226	59,807
	$14,226	$62,347

(1)  We have no equity investment in Alexan Black Mountain, which has been determined to be a VIE. Our maximum exposure to loss is limited to the net outstanding balance of the note receivable for Alexan Black Mountain.  Prior to January 1, 2010, we consolidated Alexan Black Mountain.

(2) Our maximum exposure to loss for Royal Island is limited to the investment in the unconsolidated VIE of $12.9 million and $14.2 million as of March 31, 2011 and December 31, 2010, respectively, plus the net outstanding balance of the notes receivable for Royal Island of $47.7 million and $45.6 million as of March 31, 2011 and December 31, 2010, respectively.

8.         Notes Receivable

Royal Island Bridge Loan

In December 2007, we participated in a bridge loan financing arrangement for the continuing development and construction of Royal Island.  The aggregate principal amount available under the bridge loan was $60 million, consisting of three tranches.  Under the bridge loan, we agreed to lend a tranche of up to $40 million, which is subordinate to the other two tranches.  The bridge loan accrued interest at the one-month LIBOR rate plus 8% per annum with accrued interest and principal payable at the maturity date, December 20, 2008, and was secured by the Royal Island property.  In June 2009, we purchased the interest in the first of the two superior tranches, the A-1 tranche, for $3.1 million.  In March 2010, we purchased the interest in two notes in the A-2 tranche for $2.2 million.

Under the terms of the loan documents, the bridge loan could be extended once for a period of six months upon the satisfaction of certain conditions upon notice given by the borrower by November 20, 2008 and a payment of an extension fee.  At the maturity date, not all of the conditions were satisfied, and, as a result, the bridge loan went into default and became a non-earning loan.  The balance owed to us at the time of default was $37.7 million, including accrued interest and fees.  Discussions between the bridge loan lenders and the borrower to complete a satisfactory workout plan have begun; however, there are no assurances that a workout plan will be completed or that the loan will be reinstated by the borrower.  Accordingly, we may seek other actions under the loan documents to protect our investment, including foreclosure, exercise of power of sale, or conveyance in satisfaction of debt.  In accordance with GAAP, from the time the loan went into default until the time that a foreclosure occurs, a satisfactory workout is completed, or the loan is reinstated by the borrower, we do not recognize interest income on the loan, except to the extent we receive payments.

In January 2010, we collected $5.5 million which, pursuant to the terms of the bridge loan agreement, were applied to unpaid interest and fees from the borrower.

On September 14, 2010, we entered into a forbearance agreement with the borrower pursuant to which, among other things, the borrower agreed not to contest or oppose any foreclosure, exercise of power of sale, or similar action that we may seek in order to protect our investment.  Further, the borrower agreed to fully cooperate to expedite the proceedings should we take such a course of action.

As part of the legal settlement discussed in Note 7, a new joint venture was created among Behringer Harvard RI Lender, LLC, Behringer Harvard RI A-1 Lender, LLC and the Skokoses to own all of the notes.  Each lender contributed its respective note in exchange for a pro rata ownership interest in the joint venture which resulted in our

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

owning approximately 87% of the joint venture.  As part of this settlement, the Skokos $7 million note was contributed to the partnership in exchange for a 12.71% ownership interest in the joint venture.

At March 31, 2011, our portion of the note receivable was $47.7 million, which included $1.5 million of accrued interest and fees included in receivables from related parties at March 31, 2011.  We have not recorded an allowance against the recorded balance as our estimate of the fair value of the Royal Island property securing the bridge loan exceeds the current carrying value of the loan.  Accordingly, we believe it is probable that all of the outstanding balance is collectible.

Current market conditions with respect to credit availability and to fundamentals within the real estate markets instill significant levels of uncertainty.  Accordingly, future adverse developments in market conditions would cause us to re-evaluate our conclusions regarding the collectability of our notes receivable and could result in material provisions for loan loss charges.

9.         Notes Payable

The following table sets forth our consolidated notes payable at March 31, 2011 and December 31, 2010 ($ in thousands):

	Notes Payable as of		Interest	Maturity
Description	March 31, 2011	December 31, 2010	Rate	Date

Crossroads	$26,773	$26,174	30-day LIBOR + 2.85%(1)	06/30/11
Frisco Square I, LLC (Land)	15,374	21,466	30-day LIBOR + 4.5%(1)	07/28/11
Frisco Square II, LLC	7,764	7,783	30-day LIBOR + 3.5%(1)	07/28/11
Frisco Square III, LLC	8,624	8,624	30-day LIBOR + 3.5%(1)	07/28/11
Frisco Square IV, LLC	14,588	14,550	30-day LIBOR + 3.5%(1)	07/28/11
Chase Park Plaza Hotel	62,768	77,474	30-day LIBOR + 4%(1)	11/15/11
Chase - The Private Residences	7,142	7,749	30-day LIBOR + 4.5%(1)	11/15/11
Senior Secured Credit Facility	69,341	70,082	30-day LIBOR + 1.5% or Prime Rate (1)(3)	02/13/12
Frisco Square Theatre, LLC	4,121	3,691	30-day LIBOR + 4.5%(1)	07/28/12
Bent Tree Green	6,631	6,674	3.45%	05/19/12
Tanglewood at Voss	39,352	39,415	30-day LIBOR + 4% (1)	09/30/12
Becket House (4)	22,926	18,101	90-day LIBOR + 2.5%(2)	12/31/12
			15%(5)
Santa Clara 700/750 Joint Venture	20,000	20,000	4.75% + Greater of 1% or 30-day LIBOR(1)	06/09/13
Santa Clara 700/750 Joint Venture Mezzanine	5,000	5,000	8.5% + Greater of 1% or 30-day LIBOR(1)	06/09/13
Northborough Tower	20,928	21,042	5.67%	01/11/16
Royal Island	1,949	—	15.00%	10/09/16

	$333,281	$347,825

(1)           30-day London Interbank Offer Rate (“LIBOR”) was 0.244% at March 31, 2011.

(2)           90-day LIBOR was 0.303% at March 31, 2011.

(3)           Prime rate was 3.25% at March 31, 2011.

(4)           This loan consists of two tranches.

(5)           Rate for junior loan.

Our notes payable balance was $333.3 million at March 31, 2011, as compared to $347.8 million at December 31, 2010 and consists of borrowings and assumptions of debt related to our property acquisitions and our borrowings under our $75 million senior secured credit facility.  Each of our notes payable is collateralized by one or more of our properties.  At March 31, 2011, our notes payable interest rates ranged from 1.7% to 15%, with a weighted average interest rate of approximately 3.8%.  Of our $333.3 million in notes payable at March 31, 2011, $303.8 million represented debt subject to variable interest rates.  At March 31, 2011, our notes payable had maturity dates that ranged from June 2011 to October 2016.  We have unconditionally guaranteed payment of the notes payable related to Northborough Tower, Bent Tree Green, Crossroads Office Park, Tanglewood at Voss, Chase Park Plaza Hotel and Chase – The Private Residences.  We have unconditionally guaranteed between 25% and 100% of the payment of the notes payable related to Frisco Square.  We believe that we are in compliance with all of our loan covenants except for a covenant related to Becket House discussed below.

On April 11, 2011, but effective as of March 15, 2011, we reached agreements with the lenders of the Chase Park Plaza Hotel loan and the Chase – The Private Residences loan to extend the loans until November 15, 2011.  Both loans include options to renew for an additional six months, contingent upon us meeting certain requirements including the sale of three condominiums by September 2011.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 26, 2011, we sold two of the Chase – The Private Residences condominiums for $1.2 million.  The proceeds were used to pay down the principal balance of the Chase – The Private Residences loan.  These sales, in addition to the sale included in condominium sales for the three months ended March 31, 2011, satisfy the requirement to sell three condominiums prior to September 2011 under the loan extension.

Our notes payable related to Crossroads, the Frisco Square properties, Chase Park Plaza Hotel, Chase — The Private Residences and the Senior Secured Credit Facility all mature within the next twelve months.  We are working with our lenders to either extend the maturity dates of the loans or refinance the loans under different terms.  We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.   In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, including transferring legal possession of the property to the lender.

Becket House

The Becket House loan matured on March 9, 2011.  We have executed an agreement with the senior lender effective as of February 18, 2011 to bifurcate the loan into two new loans consisting of an A loan of £8 million ($12.9 million) and a B loan of £3.7 million ($6 million).  We also executed an agreement with an unaffiliated third party to provide up to £4 million in additional financing ($6.5 million) (the “Junior Loan”).  The B loan and Junior Loan have essentially the same terms and are subordinate to the A loan.  The A loan, B loan and Junior Loan will mature on December 31, 2012.  At March 31, 2011, the cumulative outstanding principal balance of the Becket House loans was $22.9 million. At December 31, 2010, the outstanding balance of the Becket House loan was $18.1 million. The senior loan requires that a hedging arrangement remains in place during the term of the loan. We currently do not have a hedge in place and have requested a waiver from the senior lender.

Credit Facility

In February 2008, we entered into a senior secured revolving credit facility providing for up to $75 million of secured borrowings.  The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit.  We have unconditionally guaranteed payment of the senior secured revolving credit facility.  The availability of credit under the revolving credit facility is limited by the terms of the credit agreement.  As of December 31, 2010 and March 31, 2011, the maximum availability under the revolving credit facility was fully utilized.  Effective February 13, 2011, we reached an agreement with the lenders of the senior secured credit facility to extend the maturity date of the loan from February 13, 2011 to February 13, 2012.  The loan extension required a principal payment of $0.7 million.  On April 26, 2011, we made an additional principal payment of $4 million from the proceeds of the sale of our Whitewater property, and as a result, our credit facility balance is $65.4 million.

Royal Island

In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan for the purpose of preserving and protecting the collateral for the bridge loan and the project.   The loan bears interest at 15% per annum.  Payments are due from proceeds from sales or refinancing by the project or from payments received for the bridge loan.  The loan matures at the earlier of (a) the date that the cash proceeds from sales of the collateral or refinancing of the bridge loan repay all accrued interest and principal outstanding, (b) five years from the date of the foreclosure of the project, or (c) October 10, 2016.  The loan would be converted to limited partnership interest in Royal Island L.P. as part of any recapitalization of Royal Island.  As of March 31, 2011, the outstanding balance of the Royal Island loan was $1.9 million. We had not entered into the loan as of December 31, 2010.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes our aggregate contractual obligations for principal payments as of March 31, 2011 ($ in thousands):

Principal Payments Due:
April 1, 2011 - December 31, 2011	$143,740
2012	119,284
2013	48,267
2014	361
2015	382
Thereafter	20,450
Unamortized premium	797

$333,281

10.      Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and results of operations.  The hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.  In addition, we may be exposed to foreign currency exchange risk related to our net investments in the Becket House leasehold interest and the Central Europe Joint Venture.  Accordingly, our hedging strategy is to protect our net investments in foreign currency denominated entities against the risk of adverse changes in foreign currency to U.S. dollar exchange rates.

In August 2010, we entered into two new interest rate cap agreements related to the debt on our Santa Clara 700 and 750 buildings.  In July 2010, our foreign currency put/call option related to Central Europe expired.

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at March 31, 2011 and December 31, 2010.  We had no derivative instruments classified as liabilities as of either March 31, 2011 or December 31, 2010.  During the three months ended March 31, 2011, we recorded an unrealized loss of less than $0.1 million to accumulated other comprehensive income (“AOCI”) in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at March 31, 2011. During the three months ended March 31, 2010, we recorded an unrealized gain of $0.3 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at March 31, 2010.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the notional values of our derivative financial instruments.  The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value (in thousands)	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Cash Flow Hedges
Interest rate cap - Santa Clara 700/750	$20,000	4.00%	June 15, 2013	$24
Interest rate cap - Santa Clara 700/750	$5,000	4.00%	June 15, 2013	$6

The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 ($ in thousands).

		Asset Derivatives
	Balance Sheet Location	Fair Value at March 31, 2011	Fair Value at December 31, 2010

Derivatives designated as hedging instruments:

Interest rate derivative contracts	Accrued and other liabilities	$30	$37

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations as of March 31, 2011 and 2010 ($ in thousands).

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Interest rate derivative contracts	$(7)	$330	$—	$45

(1)          Amounts related to interest rate derivative contracts are included in interest expense.

(2)   Changes in fair value as a result of accrued interest associated with swap transactions are recorded in AOCI and subsequently reclassified into income.  Such amounts are shown net in the statement of equity and offset dollar for dollar.

Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010
Foreign exchange contracts	$—	$(1,386)	$—	$—	$—	$—

(1)   We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss) Recognized in Income on Derivative
	Income on	Three Months Ended March 31,
	Derivative	2011	2010
Interest rate derivative contract	Interest expense	$—	$(4)

Credit risk and collateral

Our credit exposure related to interest rate and foreign currency derivative instruments is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreement with the counterparty related to our interest rate caps of the Santa Clara 700 and 750 buildings, cash deposits may be required to be posted by the counterparty whenever their credit rating falls below certain levels.  Based on our agreement with the counterparty related to our Crossroads Office Park interest rate swap, we may be required to post cash collateral of up to $0.6 million if the lender’s obligation to lend under our senior secured credit facility is terminated or the lender ceases to be a party to the senior secured credit facility; the value of the derivative is a liability on our condensed consolidated balance sheet.  At March 31, 2011, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.

11.      Distributions

We initiated the payment of monthly distributions in August 2006.  In April 2007, and through March 2009, the declared distribution rate was a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share.  Pursuant to our Third Amended and Restated Distribution Reinvestment Plan (the “DRP”), many of our stockholders elected to reinvest any cash distribution in additional shares of common stock.  We recorded all distributions when declared, except that the stock issued through the DRP were recorded when the shares were actually issued.

On January 10, 2011, our board of directors authorized a quarterly distribution in the amount of $0.025 per share of common stock, which was equivalent to an annual distribution of 1% assuming a $10 price per share.  The distribution was payable to the common stockholders of record at the close of business on December 31, 2010, the record date previously established by the board on November 8, 2010.  The distribution was paid on February 3, 2011.  In connection with entering our disposition phase, on March 28, 2011, our board of directors discontinued regular, quarterly distributions in favor of those that may arise from proceeds available to be distributed from the sale of assets.

12.      Related Party Transactions

Since the Company’s inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf.  The Company’s relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf has been governed by the Amended and Restated Advisory Management Agreement dated as of December 29, 2006, as amended (the “Original Agreement”).

Recently, the Advisor and the Company, through members of its audit committee, considered and discussed the application of certain fee and expense reimbursement provisions contained in the Original Agreement.  To clarify the calculation of these fees and expense reimbursements and to, among other things, revise the calculation of the debt financing fee that may be paid to the Advisor, we entered into the Second Amended and Restated Advisory Management Agreement (the “Amended Agreement”) with our Advisor on May 13, 2011.  The Amended Agreement is effective as of December 31, 2010.

We pay Behringer Harvard Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate and real estate related assets.  The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the month.  For each of the three months ended March 31, 2011 and 2010, we expensed $1.4 million of asset management fees.

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Under the Amended Agreement, we have and will reimburse the Advisor for acquisition expenses paid or incurred by the Advisor on our behalf, provided that those expenses are documented by reasonably detailed and itemized invoices.  The Amended Agreement eliminates the 0.5% cap on our obligation to reimburse acquisition expenses.  We expensed $0.1 million in acquisition and advisory fees in the three months ended March 31, 2011.  Behringer Harvard Opportunity Advisors I did not earn acquisition and advisory fees or acquisition expense reimbursements in the three months ended March 31, 2010.

Under the Amended Agreement, the debt financing fee paid to the Advisor for an originated loan will be 1%.  Amounts due to the Advisor for a loan extension will be 40 basis points for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more is 1%.  Under the Original Agreement, the Advisor was entitled to a full 1% fee regardless of the length of the extension.  We incurred $0.5 million in debt financing fees for the three months ended March 31, 2011.  We incurred no debt financing fees for the three months ended March 31, 2010.

We will reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive officers.  For each of the three months ended March 31, 2011 and 2010, we expensed costs for administrative services totaling $0.4 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We pay HPT Management Services LLC, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our Advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  We expensed property management fees or oversight fees totaling $0.2 million and $0.4 million in the three months ended March 31, 2011 and 2010, respectively.

The Company has also obtained a $2.5 million loan from our Advisor to further bridge the Company’s short-term liquidity needs.

The $2.5 million loan bears interest at a rate of 5% has a maturity date of the earliest of (i) the second anniversary of the date of the note, (ii) the termination without cause of the advisory agreement or (iii) the termination without cause of the property management agreement.  The balance on the loan at March 31, 2011 is $1.5 million.  The loan did not exist as of December 31, 2010.

At March 31, 2011, we had a payable to our advisor and its affiliates of $4.7 million.  This balance consists of accrued and deferred fees during 2011, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees, a loan of $1.5 million and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management. At December 31, 2010, we had a payable to our advisor and its affiliates of $0.9 million.

We are dependent on Behringer Harvard Opportunity Advisors I and BH Property Management for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services, and other general administrative responsibilities.  In the event that these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.

13.      Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Three months ended March 31,
	2011	2010
Supplemental disclosure:
Interest paid, net of amounts capitalized	$3,474	$3,089

Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$195	$225
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$66	$1,366
Contribution of notes receivable and accrued interest by noncontrolling interest holder	$8,607	$—
Amortization of deferred financing fees in properties under development	$—	$29
Common stock issued in distribution reinvestment plan	$925	$2,872
Capitalized deferred financing costs in accrued liabilities	$422	$—

14.      Discontinued Operations and Real Estate Held for Sale

In August 2010, we transferred ownership of our property, Ferncroft Corporate Center, to the lender associated with this property.

As of March 31, 2011, our Whitewater property was classified as held for sale.  We had no properties classified as held for sale on December 31, 2010.  On April 26, 2011, we completed the sale of Whitewater to an unaffiliated third party.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The results of these properties are classified as discontinued operations in the accompanying condensed consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2011 and 2010 and summarized in the following table ($ in thousands):

	Three Months Ended March 31,
	2011	2010

Revenues
Rental revenue	$362	$1,335

Expenses
Property operating expenses	104	684
Bad debt expense	1	226
Interest expense	—	296
Real estate taxes	76	162
Impairment charge	—	4,230
Property management fees	12	67
Asset management fees	16	67
Depreciation and amortization	118	445
Total expenses	327	6,177

Other expense	—	(1)

Income (loss) from discontinued operations	$35	$(4,843)

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2011 and the factors described below:

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

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

As of March 31, 2011, we were invested in 22 assets including 11 wholly-owned properties, five consolidated properties through investments in joint ventures and a consolidating interest in a note receivable joint venture.  In addition, we are the mezzanine lender for one multifamily property.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, California, Colorado, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Liquidity and Capital Resources

Strategic Asset Sales

We have entered the disposition phase of our life cycle and believe in certain instances it makes economic sense to sell properties in today’s market, such as when the value of the in-place cash flows from existing tenants is stable, predictable and attractive to potential buyers, when the property has a near-term debt maturity which cannot be resolved, or when the equity in a property can be redeployed into other assets in the portfolio in order to achieve better returns or strategic goals.

Our management of the REIT is continually reviewing its overall business plan and revising the strategies necessary to maximize liquidity for the Company and its stockholders.  To that end, management has identified three distinct sub-portfolios of our investments: a near-term disposition portfolio, a mid-term disposition portfolio and a long-term disposition portfolio.  Properties are assigned to and may shift among sub-portfolios based on changes in market conditions, property performance, debt maturities, required capital expenditures or other factors.  The near-term disposition portfolio is currently comprised of four properties that offer the best opportunity for disposition in 2011.  We believe that the majority of the net proceeds from sales occurring in 2011 will be used to provide liquidity to refinance maturing debt, cover operating expenses, and make enhancements to portfolio properties in cases where additional investment makes sense for maximizing total stockholder value.  The mid-term disposition portfolio is currently comprised of eleven properties that are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process.  As several of the properties stabilize, they may require additional time and capital resources to lease up vacancy, retain key tenants, create value through reinvestment, or sell condominium units or land parcels before their ultimate disposition. The remaining properties in the mid-term portfolio have stabilized and may be refinanced, providing us with more flexibility as to the timing of their dispositions.  We anticipate completing these strategies in the 2011 — 2013 timeframe.  The long-term liquidation portfolio is currently comprised of four development projects, and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types.  It is possible that the Company will invest enough additional capital in two of these sites to make them attractive to market to other developers rather than completing the original development plan.  Due to the nature of these various portfolios, we believe that special distributions to our stockholders may occur in a phased manner after 2011.  However, there can be no assurance that future dispositions will occur, or, if they occur, that they will help us to meet our liquidity demands.

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

To bridge the Company’s liquidity needs until these asset sales occur, in January 2011, the Company obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. Also in January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon.  The total deferred fees and expenses at March 31, 2011 was $3 million.  No such deferral existed as of December 31, 2010.

The Company has also obtained a $2.5 million loan from our Advisor to further bridge the Company’s liquidity needs.  The $2.5 million loan has a maturity date of the earliest of (i) the second anniversary of the date of the note, (ii) the termination without cause of the advisory agreement or (iii) the termination without cause of the property management agreement and bears interest at a rate of 5%.  The balance on the loan at March 31, 2011 was $1.5 million.  As we entered into the loan in the first quarter of 2011, there was no balance as of December 31, 2010.

We continually evaluate the Company’s liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  As indicated in the Portfolio Lease Expirations Table below, leases representing 14% of the Company’s annualized base rent will expire by the end of 2012.  As a normal course of business, the Company is pursuing renewals, extensions and new leases.  If the Company is unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect the Company’s ability to fund its ongoing operations.

Portfolio Lease Expirations

The following table presents lease expirations at our consolidated office and industrial properties as of March 31, 2011 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized(1) Base Rent	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring

2011	15	$1,387	5%	61,782	4%
2012	25	2,857	9%	146,952	9%
2013	27	5,354	17%	326,823	20%
2014	18	5,439	18%	413,690	26%
2015	15	2,666	9%	122,233	8%
Thereafter	35	12,995	42%	530,309	33%

Total	135	$30,698	100%	1,601,789	100%

(1) Annualized Base Rent represents contractual base rental income on a GAAP straight line adjustment basis from the time of our acquisition, without consideration of tenant contraction or termination rights.  Tenant reimbursements generally include payment of real estate taxes, operating expenses, common area maintenance and utility charges.

Geographic Diversification

The following table and chart show the geographic diversification of our real estate portfolio for those properties we consolidate on our financial statements as of March 31, 2011 ($ in thousands):

Location	March 31, 2011 Base Rent(1)(2)	Percentage of March 31, 2011 Base Rent
Texas	$6,660	71%
California	1,356	14%
Colorado	1,172	13%
Missouri	50	1%
International	108	1%
	$9,346	100%

(1) Other than The Lodge & Spa at Cordillera, which represented 13% of our March 31, 2011 base rent, Frisco Square, which represented 13% of our March 31, 2011 base rent, Tanglewood at Voss which represented 12% of our March 31, 2011 base rent, and Northborough, which represented 12% of our March 31, 2011 base rent, no other single property represented more than 10% of our March 31, 2011 base rent.  No single tenant represented more than 10% of our base rental revenues.  As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics.  Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, condominium and land held for development.

(2) March 31, 2011 Base Rent represents contractual base rental income of our office and industrial properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights.

Tenant Industry Diversification

The following table and chart show the tenant industry diversification of our real estate portfolio for those office and industrial properties that we consolidate on our financial statements as of March 31, 2011:

Industry Code	Leases at March 31, 2011	Percentage of March 31, 2011 Leases
Professional, Scientific & Technical Services	27	20%
Other Services (except Public Administration)	21	16%
Finance & Insurance	19	14%
Accommodation & Food Services	11	8%
Manufacturing	11	8%
Real Estate & Rental & Leasing	8	6%
Retail Trade	7	5%
Health Care & Social Assistance	5	4%
Management of Companies & Enterprises	5	4%
Utilities	5	4%
All Other	16	11%
	135	100%

For both our short-term and long-term liquidity requirements, other potential sources of capital may include proceeds from secured or unsecured debt financing, decreases in the amount of nonessential capital expenditures and asset sales.  The board has suspended the share redemption program and discontinued payments of quarterly distributions.

On January 12, 2011, we sold 4.77 acres of land that was a part of our Frisco Square investment to an unaffiliated third party for approximately $6 million.  We used the net proceeds of approximately $5.7 million to pay down the principal balance of the Frisco Square notes payable.

On April 26, 2011, we sold Whitewater to an unaffiliated third party for $9.6 million.  We used approximately $4 million of the proceeds to pay down our senior secured revolving credit facility.  We received net proceeds of approximately $5 million.

On April 26, 2011, we sold two of the Chase — The Private Residences condominiums for $1.2 million.  The proceeds were used to pay down the principal balance of the Chase — The Private Residences loan.  These sales, in addition to the sale included in condominium sales during the three months ended March 31, 2011, satisfy the requirement to sell three condominiums prior to September 2011 under the loan extension.

As discussed in more detail in “Strategic Asset Sales” above, there can be no assurance that future dispositions will occur or that, if they occur, they will help us to achieve our objectives.  In addition, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.  Asset sales may be also required under terms that are less advantageous than we could achieve with a longer holding period.

Debt Financings

One of our principal short term and long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured revolving credit facility discussed below.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2011.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period(1)
	April 1, 2011 - December 31, 2011	2012	2013	2014	2015	After 2015	Total

Principal payments - fixed rate debt	$354	$6,822	$341	$361	$382	$20,450	$28,710
Interest payments - fixed rate debt	1,264	1,542	1,413	1,393	1,372	584	7,568
Principal payments - variable rate debt	143,386	112,462	47,926	—	—	—	303,774
Interest payments - variable rate debt (based on rates in effect as of March 31, 2011)	6,890	3,788	766	—	—	—	11,444

Total	$151,894	$124,614	$50,446	$1,754	$1,754	$21,034	$351,496

(1)Does not include approximately $0.8 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.

The table below provides information regarding our notes payable with scheduled maturities in the twelve months following March 31, 2011, along with extension options, if available.  Available extension options that are associated with the notes payable listed below are subject to certain conditions as required under the respective loan agreements ($ in thousands).

Description	Balance at March 31, 2011	Maturity Date	Extension Options	Recourse to the Company
Crossroads	$26,773	06/30/11	Two one-year options	100%
Frisco Square I, LLC (Land)	15,374	07/28/11	One one-year option	100%
Frisco Square II, LLC	7,764	07/28/11	Two one-year options	25	%(1)
Frisco Square III, LLC	8,624	07/28/11	Two one-year options	100%
Frisco Square IV, LLC	14,588	07/28/11	Two one-year options	Varies
Chase Park Plaza Hotel	62,768	11/15/11	One six-month option	100%
Chase - The Private Residences	7,142	11/15/11	One six-month option	100%
Senior Secured Revolving Credit Facility	69,341	02/13/12	none	100%

Total due in next twelve months	$212,374

(1) $1 million of the balance is 100% recourse to the Company, the remaining $13.55 million is 25% recourse to the Company.

With respect to our debt due in the next twelve months, we are working with our lenders to either extend the maturity dates of the loans or refinance the loans under different terms.

Effective February 13, 2011, we reached an agreement with the lenders on the senior secured revolving credit facility to extend the maturity date of the loan from February 13, 2011 to February 13, 2012.  The loan extension required a principal payment of $0.7 million, reducing the balance outstanding under the senior secured revolving credit facility to $69.3 million as of February 13, 2011.

On April 11, 2011, but effective as of March 15, 2011, we reached agreements with the lenders of the Chase Park Plaza Hotel loan and the Chase — The Private Residences loan to extend the loans until November 15, 2011.  Both loans include options to renew for an additional six months, contingent upon us fulfilling certain requirements.

In February 2011, we received $14.7 million related to the monetization of State of Missouri historic tax credits on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri.  The proceeds from these historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

The Becket House loan matured on March 9, 2011.  We have executed an agreement with the senior lender to bifurcate the existing loan into two loans consisting of an A loan of £8 million ($12.9 million) and a B loan of £3.7 million ($6 million).  We have also executed an agreement with an unaffiliated third party to provide up to £4 million of additional financing ($6.5 million) (the “Junior Loan”).  The B loan and Junior Loan have essentially the same terms and are subordinate to the A loan.  The A loan, B loan and Junior Loan mature on December 31, 2012.

We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In addition, the continued economic downturn and lack of available credit to buyers could delay or inhibit our ability to dispose of our properties in an orderly manner, or cause us to have to dispose of our properties for a lower than anticipated return.  To the extent we are unable to reach agreeable terms with respect to extensions or refinancings, we may not have the cash necessary to repay our debt as it matures, which could result in an event of default that could allow lenders to foreclose on the property in satisfaction of the debt, seek repayment of the full amount of the debt outstanding from us or pursue other remedies.

Each of our loans is secured by one or more of our properties.  At March 31, 2011, our notes payable interest rates ranged from 1.7% to 15%, with a weighted average interest rate of 3.8%.  Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough Tower and Frisco Square investments require monthly payments of both principal and interest.  At March 31, 2011, our notes payable had maturity dates that ranged from June 2011 to October 2016.

Although commercial real estate debt markets remain restricted, lending volume has increased year-over year and secondary market debt is once again available for certain asset classes on a limited basis.  While many lenders continue to demand higher credit spreads, interest rates remain at historically low levels and debt is generally more available than in 2009.

As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our developments and property investments.  This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (i) leads to a decline in real estate values generally; (ii) slows real estate transaction activity; (iii) reduces the loan to value upon which lenders are willing to extend debt; and (iv) results in difficulty in refinancing debt as it becomes due.  Any of these events may have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operation of real properties and mortgage loans.  In addition, the current state of the capital markets may continue to negatively impact our ability to raise additional equity should we decide to bring in partners on our development properties.

Market Outlook

Adverse economic conditions and changes in the credit markets continue to impact our business, results of operations and financial condition.  Our strategy of repositioning our acquired properties for short-term capital appreciation is dependent upon a number of market variables.

As an owner of office and industrial real estate properties, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties.  Our earnings are negatively impacted by a deterioration of our rental revenue, which has occurred as a result of:  (1) a decline in occupancy since late 2008; (2) a decrease in rental rates for new leases from the terms of in-place leases; (3) tenant concessions; and (4) tenant defaults.  Over the past several months there has been some improvement in fundamental benchmarks such as occupancy, rental rates and pricing.  Continued improvement in these fundamentals is dependent upon sustained economic growth.  Occupancy and rental rate stabilization will vary by market and property type.

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

Increased renter demand and lack of higher quality new multifamily communities continue to provide the basis for favorable multifamily fundamentals.  Analyst reports and surveys indicate improved traffic, occupancy gains and increased rental rates over expiring rents, both for new leases and renewals.  Since high quality multifamily development can take 18 to 36 months to entitle, permit and construct, we believe there should be a window of limited supply that would keep these favorable fundamentals in place for the short term. We do see evidence of increased permitting for multifamily development, so depending on available financing, we would expect development activity to accelerate over the next couple of years.

We have several projects in various stages of development including industrial, land and condominiums.  Due in large part to the struggling U.S. and global economies, we are continuing to evaluate performing any further substantive development activities on these projects for the near term.

Results of Operations

As of March 31, 2011, we were invested in 22 assets including 11 wholly-owned properties; five properties consolidated through investments in joint ventures including two hotel and development properties and one mixed-use property; and a consolidated interest in a note receivable joint venture.  In addition, we are the mezzanine lender for one multifamily property.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, California, Colorado, Minnesota, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

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

Three months ended March 31, 2011 as compared to three months ended March 31, 2010 ($ in thousands)

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Revenue:
Rental revenue	$12,001	$10,996	$1,005	9%
Hotel revenue	1,153	1,234	(81)	-7%
Condominium sales	739	23,357	(22,618)	-97%
Interest income from notes receivable	—	5,958	(5,958)	n/a
Total revenues	$13,893	$41,545	$(27,652)	-67%

Expenses:
Property operating expenses	$4,270	$4,862	$(592)	-12%
Bad debt expense	325	156	169	108%
Cost of condominium sales	699	23,520	(22,821)	-97%
Interest expense	4,118	3,382	736	22%
Real estate taxes	1,902	1,663	239	14%
Impairment charge	3,629	—	3,629	n/a
Provision for loan losses	—	7,136	(7,136)	n/a
Property management fees	459	492	(33)	-7%
Asset management fees	1,410	1,395	15	1%
General and administrative	1,104	1,261	(157)	-12%
Depreciation and amortization	6,196	5,303	893	17%
Total expenses	$24,112	$49,170	$(25,058)	-51%

Continuing Operations

Revenues.  Our total revenues decreased by $27.7 million to $13.9 million for the three months ended March 31, 2011.  The change in revenues is primarily due to:

•      decrease in condominium sales of $22.6 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  We closed on the sale of one condominium unit at Chase — The Private Residences during the three months ended March 31, 2011.  We closed on the sale of 11 condominium units during the three months ended March 31, 2010; and

•      no interest income from notes receivable was earned as of March 31, 2011 as compared to $6 million earned as of March 31, 2010.  The interest income from notes receivable for the three months ended March 31, 2010 is due to the $5.5 million of interest received from the Royal Island borrowers and $0.5 million earned on the Tanglewood at Voss mezzanine loan.

Property Operating Expenses.  Property operating expenses for the three months ended March 31, 2011 were $4.3 million as compared to $4.9 million for the three months ended March 31, 2010.  The decrease is primarily related to our Becket House property.  Our property operating expenses may fluctuate as we have asset sales.

Bad Debt Expense.  Bad debt expense for the three months ended March 31, 2011 was $0.3 million as compared to bad debt expense of $0.2 million for the three months ended March 31, 2010.  The bad debt expense for the three months ended March 30, 2011 is primarily related to bad debt expense associated with our Frisco Square property.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at Chase — The Private Residences, for the three months ended March 31, 2011 was $0.7 million as compared to $23.5 million for the three months ended March 31, 2010.  We closed on the sale of one condominium unit at Chase — The Private Residences during the three months ended March 31, 2011.  We closed on the sale of 11 condominium units during the three months ended March 31, 2010.

Impairment Charge.  For the three months ended March 31, 2011, we recognized $3.6 million in non-cash impairment charges related to our Augusta property, an office building in Houston, Texas.  If market conditions worsen beyond our current expectations, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.

Discontinued Operations and Held for Sale

Gain (loss) from discontinued operations.  In August 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of Ferncroft Corporate Center to the lender associated with the property.  As of March 31, 2011, our Whitewater property was classified as held for sale and the operations of this property were included in gain (loss) from discontinued operations.  On April 26, 2011we completed the sale of the Whitewater property to an unaffiliated third party.  We had no properties classified as held for sale at December 31, 2010.

Cash Flow Analysis

Cash provided by operating activities for the three months ended March 31, 2011 was $12.9 million, and was comprised of the net loss of $11.3 million adjusted for depreciation and amortization, including amortization of deferred financing fees, $6.2 million, impairment charge of $3.6 million equity in losses of our unconsolidated joint venture of $2.4 million and change in condominium inventory of $15.2 million primarily from the sale of the historic tax credits, offset by the adjustment for gain on sale of real estate of $1.3 million and cash used in working capital and other operating activities of approximately $1.9 million.  Cash provided by operating activities for the three months ended March 31, 2010 was $19.5 million, and was comprised of net loss of $13.1 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $5.8 million, impairment charge of $4.2 million, provision for loan loss of $7.1 million, change in condominium inventory of $20.4 million and offset by cash used for working capital and other items of $4.9 million.

Cash used in investing activities for the three months ended March 31, 2011 was $1.8 million and was comprised of proceeds from the sale of real estate of $5.7 million and proceeds from notes receivable repayments of $0.4 million.  This was offset by cash for expenditures for real estate under development of $1.1 million, additions of property and equipment of $4.3 million, investment in notes receivable of $2.1 million and change in restricted cash of $0.4 million.  Cash used in investing activities for the three months ended March 31, 2010 was $7.5 million and was comprised of expenditures for real estate under development of $2.5 million additions of property and equipment of $1.3 million, investment in notes receivable of $2 million, change in restricted cash of $1.5 million and investment in unconsolidated joint venture of $0.2 million.

Cash used in financing activities for the three months ended March 31, 2011 was $14.5 million and was comprised of payments on notes payable and credit facility of $22.6 million offset by borrowings, net of financing costs of $8.5 million.  Cash distributions were $0.5 million and net contributions from noncontrolling interest holders was $0.1 million.  Cash used in financing activities for the three months ended March 31, 2010 was $9.3 million and was comprised of borrowings of $11 million, payments on notes payable of $19.3 million, distributions of $1.3 million and contributions from noncontrolling interest holders of $0.1 million.

Funds from Operations and Modified Funds from Operations

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests.  We believe that the use of FFO, together with the required GAAP presentation, is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.  In addition, FFO will be affected by the types of investments in our and our co-investment ventures’ portfolios, which include, but are not limited to, equity and mezzanine, mortgage and bridge loan investments in existing operating properties and properties in various stages of development and the accounting treatment of the investments in accordance with our accounting policies.

Since FFO was promulgated, several new accounting pronouncements have been issued, such that management, investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”) as defined by the Investment Program Association (“IPA”).  MFFO excludes from FFO the following items:

(1)          acquisition fees and expenses;

(2)          straight line rent amounts, both income and expense;

(3)          amortization of above or below market intangible lease assets and liabilities;

(4)          amortization of discounts and premiums on debt investments;

(5)          impairment charges on real estate related assets (including properties, loan receivables, and equity and debt investments;

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

We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation and other changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of operating performance.  As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•                  Acquisition fees and expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment.  Acquisition expense may be funded from cash flow from operations, borrowings or asset sales.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.

•                  Impairment charges, gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting.  Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals.

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

•                  Adjustments for straight line rents and amortization of discounts and premiums on debt investments.  In the application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.

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

By providing MFFO, we believe we are presenting useful information that assists investors to better align their analysis with management’s analysis of long-term, stabilized operating activities.  Many of these adjustments are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities.

Because MFFO is primarily affected by the same factors as FFO but without non-operating changes, particularly valuation changes, we believe fluctuations in MFFO are more indicative of changes in operating activities and provides information to assess the sustainability of our operating performance

FFO or MFFO should not be considered as an alternative to net income (loss), or as indications of our liquidity, nor are they either indicative of funds available to fund our cash needs, including our ability to fund distributions.  Both FFO and MFFO should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs that do not define these terms in accordance with the current NAREIT or IPA definitions or that interpret the definitions differently.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010

Net loss	$(11,338)	$(13,158)
Net loss attributable to noncontrolling interest	198	364
Adjustments for:
Real estate depreciation and amortization(1)	7,200	6,778
Gain on sale of real estate	(1,288)	—

Funds from operations (FFO)	$(5,228)	$(6,016)

Other Adjustments:
Acquisition expenses(2)	101	—
Loss from impairment charges (including discontinued operations)	3,629	4,230
Provision for loan losses	—	7,136
(Gain) loss on derivatives not designated as hedging instruments	—	(3)
Straight-line rents	(1,291)	(1,266)
Amortization of net above/below market intangible lease assets	(713)	(729)

MFFO	$(3,502)	$3,352

GAAP weighted average shares:
Basic and diluted	56,458	56,051

Net loss per share	$(0.20)	$(0.23)
FFO per share	$(0.09)	$(0.11)
MFFO per share	$(0.06)	$0.06

(1) Real estate depreciation and amortization includes our consolidated real depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners’ share of the real estate depreciation and amortization.

(2)Acquisition expenses, straight-line rents and amortization of net above/below market intangible lease assets include our share of expenses incurred by us and our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners’ share of expenses.

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

Below are reconciliations of MFFO as previously defined to the current presentation for the three months ended March 31, 2011 and 2010 ($ in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2011	2010

MFFO, as previously defined	$(1,498)	$5,347
Adjustments under new definition
Straight-line rents	(1,291)	(1,266)
Amortization of net above/below market intangible lease assets	(713)	(729)
MFFO, as currently defined	(3,502)	3,352

GAAP weighted average shares:
Basic and diluted	56,458	56,051

MFFO per share, as previously defined	$(0.03)	$0.10

MFFO per share, as currently defined	$(0.06)	$0.06

We believe the current definition of MFFO is consistent with industry standards for our operations and provides useful information to investors and management. However, MFFO is not a replacement for financial information presented in conformity with GAAP and should be reviewed in connection with other GAAP measurements.  The presentation of the MFFO reconciliation for the three months ended March 31, 2011 and 2010 is only presented to assist with the reconciliation of historical MFFO as previously defined to the new IPA definition of MFFO.  No conclusions or comparisons should be made from this period to period presentation.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition and other factors that our board deems relevant.  The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT.  In connection with entering our disposition phase, on March 28, 2011, our board of directors discontinued regular recurring distributions in favor of those that may arise from proceeds available to be distributed from our asset sales.

Distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings.  The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	Three Months Ended March 31,
	2011	2010
Total Distributions Paid	$1,410	$4,188

Principal Sources of Funding:
Distribution Reinvestment Plan	$925	$2,872
Cash flow provided by operating activities	$12,898	$19,498
Cash available at the beginning of the period (1)	$9,833	$9,511

(1) Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings after the impact of historical operating activities, other investing and financing activities.

The following are the distributions declared and paid for the first quarter in March 31, 2011 and 2010 ($ in thousands except per share amounts).

				Total	Declared
	Distributions Paid			Distributions	Distribution
2011	Cash	Reinvested	Total	Declared	Per Share
First Quarter	$485	$925	$1,410	$—	$—

				Total	Declared
	Distributions Paid			Distributions	Distribution
2010	Cash	Reinvested	Total	Declared	Per Share
First Quarter	$1,316	$2,872	$4,188	$1,405	$0.025

Distributions were determined and paid in arrears rather than in advance of the period to which they applied.  On January 10, 2011, our board of directors authorized a quarterly distribution in the amount of $0.025 per share of common stock, which is equivalent to an annual distribution of 1% of the offering price of $10 per share.  The distribution was payable to the common stockholders of record at the close of business on December 31, 2010, the record date previously established by the board on November 8, 2010.  The distribution was paid on February 3, 2011.  On March 28, 2011, the board of directors discontinued regular quarterly distributions in favor cash distributions that may arise from proceeds available to be distributed from the sale of assets and to terminate the distribution reinvestment plan.  Therefore, we do not expect to issue any additional shares under the distribution reinvestment plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate these estimates, including investment impairment, on a regular basis.  These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Below is a discussion of the accounting policies that we consider will be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Principles of Consolidation and Basis of Presentation

Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

The total value of identified real estate intangible assets that we may acquire in the future is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

During the first quarter of 2011, we evaluated certain real estate properties for impairment as a result of changes in expected holding periods.  Accordingly, we recognized an impairment charge of $3.6 million related to our Augusta property.

We also evaluate our investments in notes receivable as of each reporting date.  If we believe that it is probable we will not collect all principal and interest in accordance with the terms of the notes, we consider the loan impaired.  When evaluating loans for potential impairment, we compare the carrying amount of the loans to the present value of future cash flows discounted at the loan’s effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans.  For impaired loans, a provision is made for loan losses to adjust the reserve for loan losses.  The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date.  The reserve is adjusted through the provision for loan losses account on our condensed consolidated statement of operations.

In the first quarter of 2010, we recorded a reserve for loan losses totaling $11.1 million related to our mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2010, and the remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our condensed consolidated statement of equity for the year ended December 31, 2010.

The value of our properties held for development depends on market conditions, including estimates of the project start date as well as estimates of future demand for the property type under development.  We have analyzed trends and other information related to each potential development and incorporated this information, as well as our current outlook, into the assumptions we use in our impairment analyses.  Due to the judgment and assumptions applied in the estimation process with respect to impairments, including the fact that limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes, primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $333.3 million in notes payable at March 31, 2011, $303.8 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by approximately $0.5 million.

At March 31, 2011, interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $0.1 million net increase in the fair value of our interest rate caps and swaps.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally as a part of the settlement a new joint venture was created in which Behringer Harvard RI Lender, LLC, Behringer Harvard RI A-1 Lender, LLC and the Skokoses own all of the notes receivable of Royal Island Partners, LP. Each lender will contribute its respective note in exchange for a pro rata ownership interest in the new joint venture which will result in our owning approximately 87% of the new joint venture.

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Common Stock

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

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

On March 30, 2009, our board of directors adopted an amended and restated share redemption program and voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability or confinement to a  long-term care facility (referred to herein as “Exceptional Redemptions”).  However, the board determined to not accept and to suspend until further notice redemptions other than Exceptional Redemptions, which are referred to as “Ordinary Redemptions”.

On January 10, 2011, as is customary for REITs entering the disposition phase and in accordance with the Company’s third amended and restated share redemption program, the board suspended the redemption program with respect to all redemption requests until further notice.  Therefore we did not redeem any shares of our common stock during the period covered by this report.

Any redemption requests submitted while the program is suspended will be returned to investors and must be resubmitted upon resumption of the share redemption program.  If the share redemption program is resumed, we will give all stockholders notice that we are resuming redemptions, so that all stockholders will have an equal opportunity to submit shares for redemption. Upon resumption of the program, any redemption requests will be honored pro rata among all requests received based on funds available; requests will not be honored on a first come, first serve basis.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Removed and Reserved

Item 5.                    Other Information.

Extension of the Chase Park Plaza Hotel Loan and Chase — The Private Residences Loan

Effective February 15, 2011, we, through our indirect subsidiary, entered the Third Loan Modification and Extension Agreement between Chase Park Plaza Hotel, LLC and Bank of America, N.A., as administrative agent and lender with the other lending institutions that are parties to the loan agreement for the Chase Park Plaza Hotel loan.  Effective February 15, 2011, we, through our indirect subsidiary, also entered the Fifth Loan Modification and Extension Agreement between The Private Residences, LLC and Bank of America, N.A., as administrative agent and lender with the other lending institutions that are parties to the loan agreement for the Chase — The Private Residences loan.  Both agreements extend the maturity date of the loans from February 15, 2011 to March 15, 2011.  Effective March 15, 2011, we entered subsequent agreements between the same parties, the Fourth and Sixth Loan Modification and Extension Agreements, respectively, to extend the maturity of both loans to November 15, 2011.  Pursuant to the agreements, both loans have the option to extend the maturity date an additional six months to May 15, 2012.  The Chase Park Plaza Hotel loan extension required a principal payment of $0.5 million reducing the principal to $62.3 million as of March 30, 2011.  The new terms require quarterly principal payments of $375,000 and modify the interest rate to LIBOR plus 4% on the Chase Park Hotel loan and LIBOR plus 4.5% on the Chase — The Private Residences loan.  There is also a requirement of at least three condo unit sales with the first due by July 31, 2011, one by August 31, 2011 and one by September 30, 2011 with an additional cure period of 30 days for each sale date.   The Company can make a principal payment of $625,000 to satisfy the requirement of the unsold unit.

Loan from Behringer Harvard Holdings

On March 29, 2011, we executed a secured promissory note with Behringer Harvard Holdings pursuant to which Behringer Harvard Holdings agreed to loan us up to $2.5 million.  The loan matures on the earlier to occur of (a) March 29, 2013 or (b) the termination, without cause, of the advisory agreement or the property management agreement.  Interest on amounts outstanding under the loan accrues at the rate of 5% per annum.  The loan is secured by a pledge of the amount any net sales proceeds and the proceeds from the refinancing of any loan (both as defined in the promissory note).

Amendment and Restatement of the Advisory Agreement

Since the Company’s inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf.  The Company’s relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf has been governed by the Amended and Restated Advisory Management Agreement dated as of December 29, 2006, as amended (the “Original Agreement”).

Recently, the Advisor and the Company, through members of its audit committee, considered and discussed the application of certain fee and expense reimbursement provisions contained in the Original Agreement.  To clarify the calculation of these fees and expense reimbursements and to, among other things, revise the calculation of the debt financing fee that may be paid to the Advisor, we entered into the Second Amended and Restated Advisory Management Agreement (the “Amended Agreement”) with our Advisor on May 13, 2011.  The Amended Agreement is effective as of December 31, 2010.

Under the Amended Agreement, the debt financing fee paid to the Advisor for an originated loan will be 1%.  Amounts due to the Advisor for a loan extension will be 40 basis points for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1%.  Under the Original Agreement, the Advisor was entitled to a full 1% fee regardless of the length of the extension.

Under the Amended Agreement, we have and will reimburse the Advisor for acquisition expenses paid or incurred by the Advisor on our behalf, provided that those expenses are documented by reasonably detailed and itemized invoices.  The Amended Agreement eliminates the 0.5% cap on our obligation to reimburse acquisition expenses.

Item 6.                    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: May 16, 2011	By:	/s/ Kymberlyn K. Janney
Kymberlyn K. Janney
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2	Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)

4.1	Third Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Form 10-Q filed on November 13, 2009)

10.1*	Letter Agreement dated January 10, 2011 between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity Advisors I, LLC

10.2*

Letter Agreement dated January 10, 2011 between Behringer Harvard Opportunity REIT I, Inc. and HPT Management Services, LLC, Behringer Harvard Real Estate Services, LLC and Behringer Harvard Opportunity Management Services, LLC

10.3*

Second Amendment to Credit Agreement between Behringer Harvard Opportunity OP I, LP, Behringer Harvard Bowen Road LP, Behringer Harvard Whitewater, LLC, Behringer Harvard Las Colinas LP, Behringer Harvard Augusta LP, Behringer Harvard Northpoint LP and Behringer Harvard Regency LP, with Bank of America, N.A., as lender and administrative agent and other lending institutions that became a party to the Credit Agreement effective February 13, 2011

10.4*	Fourth Loan Modification and Extension Agreement between Chase Park Plaza Hotel, LLC and Bank of America, N.A. effective March 15, 2011

10.5*	Sixth Loan Modification and Extension Agreement between The Private Residences, LLC and Bank of America, N.A. effective March 15, 2011

10.6

Promissory Note dated March 30, 2011 between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Holdings, LLC (previously filed in and incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 31, 2011)

10.7

Pledge and Security Agreement dated March 30, 2011 between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Holdings, LLC (previously filed in and incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 31, 2011)

10.8*	Third Loan Modification and Extension Agreement between Chase Park Plaza Hotel, LLC and Bank of America, N.A. effective February 15, 2011

10.9*	Fourth Loan Modification and Extension Agreement between The Private Residences, LLC and Bank of America, N.A. effective February 15, 2011

10.10*	Second Amended and Restated Advisory Management Agreement by and between the Registrant and Behringer Harvard Opportunity Advisors I, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certification

32.2*(1)	Section 1350 Certification

99.1	Third Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

99.2	Amended and Restated Policy for Estimation of Common Stock Value (previously filed and incorporated by reference to form 8-K filed on June 22, 2009)

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