Form 10-Q
period 2011-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2011-08-15
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File Number: 000-51961

Behringer Harvard Opportunity REIT I, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1862323
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001
(Address of Principal Executive Offices) (ZIP Code)

Registrant’s Telephone Number, Including Area Code:  (866) 655-3600

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of July 29, 2011, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended June 30, 2011

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Real estate
Land and improvements, net	$90,560	$97,741
Buildings and improvements, net	300,270	337,103
Real estate under development	19,288	19,060
Total real estate	410,118	453,904
Condominium inventory	35,609	59,219
Cash and cash equivalents	14,924	9,833
Restricted cash	3,385	2,574
Accounts receivable, net	9,777	9,249
Prepaid expenses and other assets	3,229	3,921
Leasehold interests, net	20,176	15,781
Investments in unconsolidated joint ventures	45,117	59,099
Furniture, fixtures and equipment, net	6,605	7,757
Deferred financing fees, net	2,389	2,681
Notes receivable, net	35,708	48,011
Lease intangibles, net	13,475	16,430
Other intangibles, net	7,333	7,671
Receivables from related parties	187	1,494
Total assets	$608,032	$697,624
Liabilities and Equity
Notes payable	$310,653	$347,825
Note payable to related parties	1,500	-
Accounts payable	1,438	1,786
Payables to related parties	3,671	861
Acquired below-market leases, net	8,211	9,638
Accrued and other liabilities	19,173	21,244
Total liabilities	344,646	381,354
Commitments and contingencies
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share;
50,000,000 shares authorized, none outstanding	-	-
Convertible stock, $.0001 par value per share;
1,000 shares authorized, 1,000 shares issued and outstanding	-	-
Common stock, $.0001 par value per share;
350,000,000 shares authorized, and 56,379,760 and
56,500,472 shares issued and outstanding at
December 31, 2010, and June 30, 2011, respectively	6	6
Additional paid-in capital	503,027	502,102
Accumulated distributions and net loss	(245,662)	(185,491)
Accumulated other comprehensive loss	(2,497)	(3,956)
Total Behringer Harvard Opportunity REIT I, Inc. equity	254,874	312,661
Noncontrolling interest	8,512	3,609
Total equity	263,386	316,270
Total liabilities and equity	$608,032	$697,624

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Rental revenue	$11,225	$10,244	$22,499	$20,401
Hotel revenue	587	815	1,740	2,049
Condominium sales	2,227	2,207	2,966	25,564
Interest income from notes receivable	-	476	-	6,434
Total revenues	14,039	13,742	27,205	54,448
Expenses
Property operating expenses	4,294	4,132	8,275	8,682
Bad debt expense	25	121	350	277
Cost of condominium sales	2,334	2,417	3,033	25,937
Condominium inventory impairment	5,925	-	5,925	-
Interest expense	5,193	3,255	9,311	6,637
Real estate taxes	1,703	1,621	3,514	3,132
Provision for loan losses	5,342	-	5,342	7,136
Property management fees	401	441	829	894
Asset management fees	1,370	1,513	2,717	2,846
General and administrative	1,588	1,337	2,690	2,598
Depreciation and amortization	5,378	4,968	11,171	9,794
Total expenses	33,553	19,805	53,157	67,933

Interest income	22	41	28	69
Gain on sale of investment	-	-	-	41
Other income (expense), net	-	(1)	6	-
Loss from continuing operations before income taxes and equity in losses of unconsolidated joint ventures	(19,492)	(6,023)	(25,918)	(13,375)
Benefit (provision) for income taxes	(81)	(3)	(116)	179
Equity in losses of unconsolidated joint ventures	(33,056)	(640)	(35,523)	(1,583)
Loss from continuing operations	(52,629)	(6,666)	(61,557)	(14,779)

Income (loss) from discontinued operations	1,048	(538)	(2,697)	(5,583)
Gain (loss) on sale of real estate	(1)	-	1,334	-
Net loss	(51,582)	(7,204)	(62,920)	(20,362)
Add: Net loss attributable to the noncontrolling interest
Noncontrolling interest in continuing operations	3,961	237	4,159	601
Net loss attributable to common shareholders	$(47,621)	$(6,967)	$(58,761)	$(19,761)
Weighted average shares outstanding:
Basic and diluted	56,500	56,203	56,479	56,127
Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.85)	$(0.11)	$(0.99)	$(0.25)
Discontinued operations	0.02	(0.01)	(0.05)	(0.10)
Basic and diluted loss per share	$(0.83)	$(0.12)	$(1.04)	$(0.35)

Amounts attributable to common shareholders:
Continuing operations	$(48,669)	$(6,429)	$(56,064)	$(14,178)
Discontinued operations	1,048	(538)	(2,697)	(5,583)
	$(47,621)	$(6,967)	$(58,761)	$(19,761)

Comprehensive income (loss):
Net loss	$(51,582)	$(7,204)	$(62,920)	$(20,362)
Other comprehensive loss:
Foreign currency translation gain (loss)	106	(2,091)	1,433	(3,477)
Unrealized gain (loss) on interest rate derivatives	(25)	389	(32)	719
Reclassifications due to hedging activities	-	-	-	45
Total other comprehensive income (loss)	81	(1,702)	1,401	(2,713)
Comprehensive loss	(51,501)	(8,906)	(61,519)	(23,075)
Comprehensive loss attributable to noncontrolling interest	4,038	-	4,217	332
Comprehensive loss attributable to common shareholders	$(47,463)	$(8,906)	$(57,302)	$(22,743)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Equity
 (in thousands, except share amounts)
(Unaudited)

							Accumulated
	Convertible Stock		Common Stock			Accumulated	Other
	Number of	Par	Number of	Par	Additional Paid-In	Distributions and	Comprehensive Income	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	(Loss)	Interest	Equity
Balance at January 1, 2010	1,000	$-	55,825,078	$6	$497,648	$(115,496)	$(3,412)	$(4,325)	$374,421
Cumulative effect of adoption of accounting standard						(3,994)		9,413	5,419
Redemption of common stock			(52,899)		(425)				(425)
Distributions declared on common stock						(5,591)			(5,591)
Contributions from noncontrolling interest								70	70
Shares issued pursuant to Distribution Reinvestment Plan, net			474,997		3,815				3,815
Comprehensive loss:
Net loss						(19,761)		(601)	(20,362)
Other comprehensive income:
Foreign currency translation gain (loss)							(3,504)	27	(3,477)
Unrealized gains (losses) on interest rate derivatives							700	19	719
Reclassifications due to hedging activities							45		45
Total comprehensive loss								(555)	(23,075)
Balance at June 30, 2010	1,000	$-	56,247,176	$6	$501,038	$(144,842)	$(6,171)	$4,603	$354,634

Balance at January 1, 2011	1,000	$-	56,379,760	$6	$502,102	$(185,491)	$(3,956)	$3,609	$316,270
Distributions declared on common stock						(1,410)			(1,410)
Contributions from noncontrolling interest								9,861	9,861
Distributions to non-controlling interest								(741)	(741)
Shares issued pursuant to Distribution Reinvestment Plan, net			120,712		925				925
Comprehensive loss:
Net loss						(58,761)		(4,159)	(62,920)
Other comprehensive income:
Foreign currency translation gain (loss)							1,491	(58)	1,433
Unrealized gains (losses) on interest rate derivatives							(32)	-	(32)
Reclassifications due to hedging activities							-	-	-
Total comprehensive loss								(4,217)	(61,519)
Balance at June 30, 2011	1,000	$-	56,500,472	$6	$503,027	$(245,662)	$(2,497)	$8,512	$263,386

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
 (in thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(62,920)	$(20,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,816	10,220
Amortization of deferred financing fees	1,554	1,427
Gain on sale of real estate	(2,550)	-
Impairment charge	9,554	4,230
Provision for loan losses	5,342	7,136
Bad debt expense	350	277
Equity in losses of unconsolidated joint ventures	35,523	1,583
Unrealized loss (gain) on derivatives	(32)	904
Change in operating assets and liabilities:
Accounts receivable	(1,324)	(2,017)
Condominium inventory	17,561	19,050
Prepaid expenses and other assets	696	151
Accounts payable	664	(454)
Accrued and other liabilities	(2,042)	(3,183)
Payables to related parties	2,143	(813)
Lease intangibles	(509)	(1,017)
Cash provided by operating activities	14,826	17,132

Cash flows from investing activities:
Proceeds from sale of real estate	38,176	-
Investment in unconsolidated joint ventures	-	(69)
Capital expenditures for real estate under development	(1,978)	(3,714)
Additions of property and equipment	(5,165)	(1,748)
Change in restricted cash	(811)	795
Investment in notes receivable	(3,028)	(3,303)
Proceeds from payments on note receivables	425	-
Cash provided by (used in) investing activities	27,619	(8,039)

Cash flows from financing activities:
Financing costs	(766)	-
Proceeds from notes payable	10,007	7,015
Payments on notes payable	(25,923)	(21,614)
Net borrowings (repayments) on senior secured revolving credit facility	(21,820)	6,496
Borrowings on note payable related party	1,500	-
Redemptions of common stock	-	(425)
Distributions	(485)	(1,776)
Contributions from noncontrolling interest holders	855	78
Distributions to noncontrolling interest holders	(742)	(3)
Cash used in financing activities	(37,374)	(10,229)
Effect of exchange rate changes on cash and cash equivalents	20	(1,781)
Net change in cash and cash equivalents	5,091	(2,917)
Cash and cash equivalents at beginning of the period	9,833	9,511
Decrease in cash from deconsolidation due to adoption of accounting standard	-	(1,011)
Cash and cash equivalents at end of the period	$14,924	$5,583

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

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We completed our first property acquisition in March 2006.  As of June 30, 2011, we were invested in 20 assets including nine wholly-owned properties, five consolidated properties through investments in joint ventures and a consolidating interest in a note receivable joint venture.  In addition, we are the mezzanine lender for one multifamily property.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, California, Colorado, Missouri, Nevada, Texas, The Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary and Slovakia.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or subsidiaries thereof.  Our wholly-owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly-owned subsidiary, BHO Business Trust, a Maryland business trust.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet and condensed consolidated statement of equity as of June 30, 2011, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of June 30, 2011 and our condensed consolidated results of operations, equity, and cash flows for the periods ended June 30, 2011 and 2010.  Such adjustments are normal and recurring in nature.

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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Real Estate

We amortize the value of in-place leases acquired to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of June 30, 2011, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately ten years.

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of June 30, 2011 is as follows (in thousands):

Lease / Other
Intangibles
July 1, 2011 - December 31, 2011	$368
2012	581
2013	495
2014	677
2015	317

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows ($ in thousands):

June 30, 2011	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Leasehold Interest	Other Intangibles
Cost	$345,058	$91,263	$29,016	$(19,748)	$21,127	$10,439
Less: depreciation and amortization	(44,788)	(703)	(15,541)	11,537	(951)	(3,106)

Net	$300,270	$90,560	$13,475	$(8,211)	$20,176	$7,333

December 31, 2010	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Leasehold Interest	Other Intangibles
Cost	$380,991	$98,267	$32,750	$(20,500)	$16,500	$10,439
Less: depreciation and amortization	(43,888)	(526)	(16,320)	10,862	(719)	(2,768)

Net	$337,103	$97,741	$16,430	$(9,638)	$15,781	$7,671

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value, and consists of land acquisition costs, land development costs, construction costs and interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At June 30, 2011, condominium inventory consisted of $22.7 million of finished units and $12.9 million of work in progress.  As of December 31, 2010, condominium inventory consisted of $27.6 million of finished units and $31.6 million of work in progress.  In February 2011, we received $14.7 million related to the monetization of State of Missouri historic tax credits on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri, which was recorded as a reduction of our condominium inventory.  The proceeds from these historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The nationwide downturn in the housing and related condominium market that began during 2007 and has continued through the first half of 2011 has resulted in lower than expected sales volume and reduced selling prices.  As a result of our evaluations, we recognized a non-cash charge of $1.9 million during the six months ended June 30, 2011 to reduce the carrying value of condominiums at Chase - The Private Residences and  non-cash charge of $4 million during the six months ended June 30, 2011 to reduce the carrying value of the condominium development at Cordillera.  Both of these non-cash charges are classified as condominium inventory impairment charges in the accompanying consolidated statement of operations.  There were no condominium inventory impairment charges for the six months ended June 30, 2010.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $7.6 million and $6.7 million as of June 30, 2011 and December 31, 2010, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.7 million and $3 million as of June 30, 2011 and December 31, 2010, respectively.  The allowance for doubtful accounts was $0.5 million and $0.4 million as of June 30, 2011 and December 31, 2010, respectively.

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

During the first and second quarters of 2011, we evaluated certain real estate properties for impairment as a result of changes in expected holding periods.   Accordingly, we recognized an impairment charge of $3.6 million related to 2603 Augusta in the first quarter of 2011 which is included in discontinued operations.  2603 Augusta was sold to an unaffiliated third party on June 30, 2011.

On September 14, 2010, we entered into a forbearance agreement with the Royal Island borrower pursuant to which, among other things, the borrower agreed not to contest or oppose any foreclosure, exercise of power of sale, or similar action that we may seek in order to protect our investment once the agreement expired.  Further, the borrower agreed to fully cooperate to expedite the proceedings should we take such a course of action.  The forbearance agreement gave the general partner and other interest parties time to raise additional equity for development of the Royal Island property.  The forbearance period expired on May 27, 2011 without the total additional development equity raised. Consequently, there is a change in the timing of the development of the property.  Based upon a third party appraisal of the collateral obtained after the expiration of the forbearance agreement, there is a decline in the fair market value of the property.  As a result, an impairment was recorded on Royal Island’s books.  Our portion of the impairment is $31.1 million which was recorded through equity in losses of unconsolidated joint ventures.  This reduced our investment basis in Royal Island to zero as of June 30, 2011.  Additionally, it is probable that we will be unable to collect all amounts due according the terms of the loan agreements.   We believe the only source available to repay the loan is the underlying collateral.  Based upon our evaluation of the current fair value of the Royal Island development, we recorded a provision for loan losses of $5.3 million to reduce our note receivable balance to the underlying collateral value.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the first quarter of 2010, we recorded a reserve for loan losses of $11.1 million related to our mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our condensed consolidated statement of operations and other comprehensive loss for the six months ended June 30, 2010, and the remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our condensed consolidated statement of equity for the six months ended June 30, 2010.

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

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  We present the assets and obligations of a property held for sale separately on our condensed consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We had no properties classified as held for sale at either June 30, 2011 or December 31, 2010.

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

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted.   This guidance is effective for the first interim or annual period beginning on or after June 15, 2011. We do not expect the adoption of this guidance to have a material impact on our financial statements or disclosures.

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating this guidance to determine if it will have a material impact on our financial statements or disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income.  The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income ("OCI") either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  Our current presentation complies with the guidance of this new standard.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 ($ in thousands):

June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$4	$-	$4

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$37	$-	$37

Derivative financial instruments classified as assets are included in other assets on the balance sheet.

Nonrecurring Fair Value Measurements

For the six months ended June 30, 2011 we recorded a $5.3 million provision for loan losses related to our Royal Island loan.  We also recognized condominium inventory impairment charges of $1.9 million and $4 million related to Chase - The Private Residences and Cordillera, respectively.  In addition, we recorded an impairment charge of $3.6 million related to 2603 Augusta which has been reclassified to discontinued operations.  For the year ended December 31, 2010, we recorded impairment charges of $27.2 million related to our interests in Crossroads, Regency Center, 2603 Augusta, Northpoint Central, our 30.69% unconsolidated interest in Royal Island and a $5.7 million condominium impairment charge related to Chase – The Private Residences.  In addition, we recognized a provision to the reserve for loan losses of $7.1 million related to our Alexan Black Mountain note receivable for the year ended December 31, 2010.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.  This fair value estimate is considered Level 3 of the fair value hierarchy.

 The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2011 and the year ended December 31, 2010 ($ in thousands):

June 30, 2011	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(1)
Assets
Note receivable, net	$-	$-	$32,250	$32,250	$(5,342)
Condominium inventory	-	-	35,609	35,609	(5,925)
Total	$-	$-	$67,859	$67,859	$(11,267)

(1)	Excludes $7.8 million in impairment loss of our discontinued operations that was disposed of as of the six months ended June 30, 2011.

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(1)
Assets
Note receivable, net	$-	$-	$2,540	$2,540	$(7,136)
Land			12,334	12,334	(2,846)
Buildings and improvements, net	-	-	49,455	49,455	(7,885)
Real estate intangibles, net			3,292	3,292	(394)
Condominium inventory	-	-	42,298	42,298	(5,674)
Investment in unconsolidated joint venture			14,226	14,226	(6,342)
Total	$-	$-	$124,145	$124,145	$(30,277)

(1)
Excludes $8.3 million in impairment losses from one property disposed of as of the year ended December 31, 2010, and one property disposed of as of June 30, 2011, both of which are included in discontinued operations.

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

As of June 30, 2011 and December 31, 2010, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable of $310.7 million and $347.8 million as of June 30, 2011 and December 31, 2010, respectively, have a fair value of approximately $311.4 million and $348.4 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets.

The fair value estimates presented herein are based on information available to our management as of June 30, 2011 and December 31, 2010.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

6.           Real Estate Investments

As of June 30, 2011, we wholly owned nine properties and consolidated five properties through investments in joint ventures and a consolidating interest in a note receivable joint venture.  We are the mezzanine lender for one multifamily property.  In addition, we have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents certain additional information about our consolidated properties as of June 30, 2011:

Property Name	Location	Approximate Rentable Square Footage	Description	Encumbrances (in thousands)		Ownership Interest	Year Acquired
Bent Tree Green	Dallas, Texas	138,000	3-story office building	$6,589		100%	2006
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	$11,400	(1)	100%	2006
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus	$11,813	(1)	100%	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	$14,250	(1)	100%	2007
Regency Center	Houston, Texas	157,000	6-story office building	$10,800	(1)	100%	2007
Northborough Tower	Houston, Texas	207,000	14-story office building	$20,814		100%	2007
Crossroads	San Diego, California	140,000	7-story office building	$26,773		100%	2008
Tanglewood at Voss	Houston, Texas	—	multifamily	$39,254		100%	2010
Santa Clara 700/750 Joint Venture	Santa Clara, California	306,000	2-building office complex	$25,000		100%	2007
Rio Salado Business Center	Phoenix, Arizona	—	development property			99%	2007
Chase Park Plaza	St. Louis, Missouri	—	hotel and development property	$66,652		95%	2006
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property			94%	2007
Frisco Square	Frisco, Texas	100,500	mixed-use development	$50,684		93%	2007
			(multifamily, retail, office, and
			restaurant)
Becket House	London, England	46,000	long-term leasehold interest	$23,787		80%	2007

(1)	These properties secure our Senior Revolving Credit Facility.

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of June 30, 2011 and December 31, 2010 ($ in thousands):

		Carrying Value of Investment
Property Name	Interest	June 30, 2011	December 31, 2010
Royal Island	30.69%	$-	$14,226
GrandMarc at Westberry Place	50.00%	5,813	6,126
Santa Clara 800 Joint Venture	50.00%	14,711	14,974
Central Europe Joint Venture	47.27%	24,593	23,773
Total		$45,117	$59,099

Our investments in unconsolidated joint ventures as of June 30, 2011 and December 31, 2010 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows ($ in thousands):

	June 30,	December 31,
	2011	2010
Real estate assets, net	$252,613	$361,430
Cash and cash equivalents	4,496	22,941
Other assets	19,108	3,690
Total assets	$276,217	$388,061

Notes payable	$229,886	$234,472
Other liabilities	24,223	19,611
Total liabilities	254,109	254,083

Equity	22,108	133,978
Total liabilities and equity	$276,217	$388,061

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three and six months ended June 30, 2011, we recognized $33.1 million and $35.5 million, respectively, of equity in losses.  For the three and six months ended June 30, 2010, we recognized $0.6 million and $1.6 million, respectively, of equity in losses.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three and six months ended June 30, 2011 and 2010 as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$5,092	$5,853	$10,266	$12,411
Operating expenses:
Operating expenses	3,309	1,306	4,542	2,776
Property taxes	490	205	632	411
Total operating expenses	3,799	1,511	5,174	3,187
Operating income	1,293	4,342	5,092	9,224
Non-operating expenses:
Depreciation and amortization	1,968	2,308	4,049	4,708
Interest and other, net	106,197	3,517	114,788	7,802
Total non-operating expenses	108,165	5,825	118,837	12,510
Net loss	$(106,872)	$(1,483)	$(113,745)	$(3,286)
Company's share of net loss	$(33,056)	$(640)	$(35,523)	$(1,583)

Held for Sale

There were no assets held for sale as of June 30, 2011 or December 31, 2010.

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

Based on our evaluation, we have determined that the entity meets the criteria of a VIE but that we are not the primary beneficiary because we do not have the power to direct the activities of Royal Island that most significantly affect the entity’s economic performance.  The power to direct these activities resides with the general partner.  Accordingly, we do not consolidate the Royal Island entity and instead account for our equity investment under the equity method of accounting.  At June 30, 2011, there was approximately $32.3 million in real estate assets related to Royal Island.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the second quarter of 2011, the equity method losses exceeded the investment balance in Royal Island.  As a result, our investment in Royal Island was reduced to zero as of June 30, 2011 and the equity method losses that exceeded the investment balance were treated as a reduction in the note receivable.

At June 30, 2011 and December 31, 2010, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows ($ in thousands):

As of June 30, 2011	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
Alexan Black Mountain (1)	$-	$2,540
Royal Island (2)	-	32,250
	$-	$34,790

As of December 31, 2010	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
Alexan Black Mountain (1)	$-	$2,540
Royal Island (2)	14,226	59,807
	$14,226	$62,347

(1)
We are a mezzanine lender to Alexan Black Mountain, which has been determined to be a VIE. We do not have an equity investment in Alexan Black Moutain. Our maximum exposure to loss is limited to the net outstanding balance of the note receivable for Alexan Black Mountain. Prior to January 1, 2010, we consolidated Alexan Black Mountain.

(2)
Our maximum exposure to loss for Royal Island is limited to our equity investment in the unconsolidated VIE of $14.2 million as of December 31, 2010, plus the outstanding balance of our Royal Island notes receivable of $32.3 million and $45.6 million as of June 30, 2011 and December 31, 2010, respectively.

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

Under the terms of the loan documents, the bridge loan could have been extended once for a period of six months upon the satisfaction of certain conditions upon notice given by the borrower by November 20, 2008 and a payment of an extension fee.  At the maturity date, not all of the conditions were satisfied and, as a result, the bridge loan went into default and became a non-performing loan.  The balance owed to us at the time of default was $37.7 million, including accrued interest and fees.  Discussions between the bridge loan lenders and the borrower to complete a satisfactory workout plan are ongoing; however, there are no assurances that a workout plan will be completed or that the loan will be reinstated by the borrower.  Accordingly, we may seek other actions under the loan documents to protect our investment, including foreclosure, exercise of power of sale, or conveyance in satisfaction of debt.  In accordance with GAAP, from the time the loan went into default until the time that a foreclosure occurs, a satisfactory workout is completed, or the loan is reinstated by the borrower, we do not recognize interest income on the loan, except to the extent we receive payments.

In January 2010, we collected $5.5 million, which were applied to unpaid interest and fees from the borrower, pursuant to the terms of the bridge loan agreement.

On September 14, 2010, we entered into a forbearance agreement with the borrower pursuant to which, among other things, the borrower agreed not to contest or oppose any foreclosure, exercise of power of sale, or similar action that we may seek in order to protect our investment.  Further, the borrower agreed to fully cooperate to expedite the proceedings should we take such a course of action.  The forbearance period expired on May 27, 2011.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In January 2011, pursuant to a settlement agreement with Shannon B. Skokos and Theodore C. Skokos (the “Skokoses”), related to a lawsuit filed in December 2008, a new joint venture was created among Behringer Harvard RI Lender, LLC, Behringer Harvard RI A-1 Lender, LLC and the Skokoses to own all of the outstanding notes related to Royal Island.  Each lender contributed its respective note in exchange for a pro rata ownership interest in the joint venture, which resulted in our owning approximately 87% of the joint venture.  As part of this settlement, the Skokos $7 million note was contributed to the partnership in exchange for a 13% ownership interest in the joint venture.

Based upon current information, it is probable that we will be unable to collect all amounts due according the terms of the loan agreements.   The forbearance agreement that allowed the general partner and other interest parties time to raise equity for development of the Royal Island property expired in the second quarter of 2011.   We believe the only source available to repay the loan is the underlying collateral.  During the second quarter of 2011, we evaluated the current fair value of the Royal Island development and recorded an impairment on the unconsolidated entity’s books.  The equity method losses at Royal Island for the second quarter exceeded the investment balance.   In accordance with GAAP, equity method losses that exceed the investment balance were recorded against the basis of other investments the investor has with Royal Island.  As such, the excess equity method losses of $19.6 million were recorded as a reduction in our note receivable through the equity in losses for unconsolidated joint ventures.  Additionally, we recorded $5.3 million as provision for loan losses against the allowance to record the note to the fair value of the underlying collateral

At June 30, 2011, the balance of the note receivable was $32.3 million, net of the allowance.  Current market conditions with respect to credit availability and to fundamentals within the real estate markets instill significant levels of uncertainty.  Accordingly, future adverse developments in market conditions would cause us to re-evaluate our conclusions regarding the collectability of our notes receivable and could result in material provisions for loan loss charges.

9.         Notes Payable

The following table sets forth our consolidated notes payable at June 30, 2011 and December 31, 2010 ($ in thousands):

	Notes Payable as of
Description	June 30, 2011	December 31, 2010	Interest Rate	Maturity Date
Crossroads	$26,773	$26,174	30-day LIBOR + 7.85%(1)(2)	06/30/11
Frisco Square I, LLC (Land)	14,946	21,466	30-day LIBOR + 4.5%(1)	7/28/2011(7)
Frisco Square II, LLC	7,746	7,783	30-day LIBOR + 3.5%(1)	7/28/2011(7)
Frisco Square III, LLC	8,624	8,624	30-day LIBOR + 3.5%(1)	7/28/2011(7)
Frisco Square IV, LLC	14,556	14,550	30-day LIBOR + 3.5%(1)	7/28/2011(7)
Chase Park Plaza Hotel	61,518	77,474	30-day LIBOR + 4%(1)	11/15/11
Chase - The Private Residences	5,134	7,749	30-day LIBOR + 4.5%(1)	11/15/11
Senior Secured Credit Facility	48,263	70,082	30-day LIBOR + 1.5% or Prime Rate (1)(3)	02/13/12
Bent Tree Green	6,589	6,674	3.45%	05/19/12
Frisco Square Theatre, LLC	4,812	3,691	30-day LIBOR + 4.5%(1)	07/28/12
Tanglewood at Voss	39,254	39,415	30-day LIBOR + 4% (1)	09/30/12
Becket House(4)	23,787	18,101	90-day LIBOR + 2.5%(5)	12/31/12
			15%(6)
Santa Clara 700/750 Joint Venture	20,000	20,000	4.75% + Greater of 1% or 30-day LIBOR(1)	06/09/13
Santa Clara 700/750 Joint Venture Mezzanine	5,000	5,000	8.5% + Greater of 1% or 30-day LIBOR(1)
				06/09/13
Northborough Tower	20,814	21,042	5.67%	01/11/16
Royal Island	2,837	-	15.00%	10/09/16

	$310,653	$347,825

(1)	30-day London Interbank Offer Rate (“LIBOR”) was 0.186% at June 30, 2011.

(2)
This loan matured on June 30, 2011.  We have entered into a forbearance agreement with the lender whereby the lender has agreed not to institute any remedies under the loan agreement through August 14, 2011, contingent upon certain conditions including a $100,000 principal paydown of the note which was made on July 8, 2011.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Prime rate was 3.25% at June 30, 2011.

(4)	Becket House has three loans.

(5)	90-day LIBOR was 0.246% at June 30, 2011.

(6)	Rate for junior loan.

(7)	These loans matured on July 28, 2011. We reached an agreement with the lenders to extend the maturity date of these loans through August 28, 2011.

Our notes payable balance was $310.7 million at June 30, 2011, as compared to $347.8 million at December 31, 2010 and consisted of borrowings and assumptions of debt related to our property acquisitions and our borrowings under our $75 million senior secured credit facility.  Each of our notes payable is collateralized by one or more of our properties.  At June 30, 2011, our notes payable interest rates ranged from 1.7% to 15%, with a weighted average interest rate of approximately 3.9%.  Of our $310.7 million in notes payable at June 30, 2011, $280.4 million represented debt subject to variable interest rates.  At June 30, 2011, our notes payable had maturity dates that ranged from June 2011 to October 2016.  We have unconditionally guaranteed payment of the notes payable related to Northborough Tower, Bent Tree Green, Tanglewood at Voss, Chase Park Plaza Hotel and Chase – The Private Residences.  We have unconditionally guaranteed between 25% and 100% of the payment of the notes payable related to Frisco Square.

Our note payable related to Crossroads matured on June 30, 2011.  The property is currently being marketed for sale.  We have entered into a forbearance agreement with the lender where the lender has agreed not to institute any remedies under the loan agreement through August 14, 2011 contingent upon certain conditions including a $100,000 principal paydown of the note which was made on July 8, 2011.  The forbearance agreement may be extended an additional 45 days on the condition that a signed purchase and sale agreement for the property to an unrelated third-party is provided to the lender by August 14, 2011.  As of August 12, 2011, we are negotiating a purchase and sale agreement for the property.  There can be no assurance that we will have a signed agreement by August 14, 2011, or that the lender will provide additional time for us to provide the agreement before pursuing any remedies under the loan agreement.  Under the forbearance agreement, the interest rate is LIBOR + 7.85%.

Our notes payable related to Frisco Square I, LLC (Land), Frisco Square II, LLC, Frisco Square III, LLC and Frisco Square IV, LLC matured on July 28, 2011.  Effective July 28, 2011, we entered into a one-month extension agreement with the lender of the notes payable through August 28, 2011 while we finalize a six month approved extension.  There is no guarantee that we will be able to secure additional extensions on these notes payable.

Additionally, our notes payable related to Chase Park Plaza Hotel, Chase – The Private Residences, the senior secured credit facility and Bent Tree Green property all mature within the next twelve months.   We are working with our lenders to either extend the maturity dates of the loans or refinance the loans under different terms.  We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.   In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, including transferring legal possession of the property to the lender.

We believe that we are in compliance with all of our loan covenants except for a covenant related to Becket House.  The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan.  We currently do not have a hedge in place.

Becket House

We executed an agreement with the senior lender effective as of February 18, 2011 to bifurcate the loan into two new loans consisting of an A loan of £8 million ($12.9 million) and a B loan of £3.7 million ($6 million).  We also executed an agreement with an unaffiliated third party to provide up to £4 million ($6.5 million) in additional financing (the “Junior Loan”).  The B loan and Junior Loan have essentially the same terms and are subordinate to the A loan.  The A loan, B loan and Junior Loan will mature on December 31, 2012.  At June 30, 2011, the cumulative outstanding principal balance of the Becket House loans was $23.8 million.  At December 31, 2010, the outstanding balance of the Becket House loans was $18.1 million.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Credit Facility

In February 2008, we entered into a senior secured credit facility providing for up to $75 million of secured borrowings.  The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit.  We have unconditionally guaranteed payment of the senior secured credit facility.  The availability of credit under the secured credit facility is limited by the terms of the credit agreement.  As of December 31, 2010 and June 30, 2011, the maximum availability under the secured credit facility was fully utilized.  Effective February 13, 2011, we reached an agreement with the lenders of the senior secured credit facility to extend the maturity date of the loan from February 13, 2011 to February 13, 2012.  The loan extension required a principal payment of $0.7 million.  On April 26, 2011, we made a principal payment of $4 million from the proceeds of the sale of 12600 Whitewater.  On June 30, 2011, we made a principal payment of $17.1 million from the proceeds of the sale of 2603 Augusta.  As a result, our credit facility balance is $48.3 million as of June 30, 2011.

Royal Island

In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan (the “Debt LP Loan”) for the purpose of preserving and protecting the collateral securing the bridge loan.  The Debt LP Loan bears interest at 15% per annum.  Payments are due from proceeds from sales or refinancing of the project or from other payments received on the bridge loan.  The Debt LP Loan matures at the earliest of (a) the date that the cash proceeds from sales of the collateral or refinancing of the bridge loan repay all accrued principal and interest outstanding, (b) five years from the date of foreclosure of the project, or (c) October 10, 2016.  The Debt LP Loan would be converted to limited partnership interest in Royal Island L.P. as part of any recapitalization of Royal Island.  As of June 30, 2011, the outstanding balance of the Debt LP Loan was $2.8 million.  We had not entered into the Debt LP Loan as of December 31, 2010.

The following table summarizes our aggregate contractual obligations for principal payments as of June 30, 2011 ($ in thousands):

Principal Payments Due:
July 1, 2011 - December 31, 2011	$139,732
2012	98,955
2013	49,128
2014	361
2015	382
Thereafter	21,337
Unamortized premium	758
$310,653

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

In August 2010, we entered into two new interest rate cap agreements related to the debt on our Santa Clara 700 and 750 buildings.  In July 2010, our foreign currency put/call option related to Central Europe Joint Venture expired.

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at June 30, 2011 and December 31, 2010.  We had no derivative instruments classified as liabilities as of June 30, 2011 or December 31, 2010.  During the six months ended June 30, 2011, we recorded an unrealized loss of less than $0.1 million to accumulated other comprehensive income (“AOCI”) in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at June 30, 2011.  During the six months ended June 30, 2010, we recorded an unrealized gain of $0.7 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at June 30, 2010.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the notional values of our derivative financial instruments.  The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value (in thousands)	Interest Rate/ Strike Rate	Maturity	Fair Value Asset
Cash Flow Hedges
Interest rate cap - Santa Clara 700/750	$20,000	4.00%	June 15, 2013	$3
Interest rate cap - Santa Clara 700/750	$5,000	4.00%	June 15, 2013	$1

The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 ($ in thousands).

		Asset Derivatives
	Balance Sheet Location	Fair Value at June 30, 2011	Fair Value at December 31, 2010
Derivatives designated as
hedging instruments:
Interest rate derivative	Accrued and other
contracts	liabilities	$4	$37

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations as of June 30, 2011 and 2010 ($ in thousands).

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion) Three Months Ended June 30,		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1) Three Months Ended June 30,
	2011	2010	2011	2010
Interest rate	$(25)	$389	$-	$-

(1)	Amounts related to interest rate derivative contracts are included in interest expense.

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion) Six Months Ended June 30,		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1) Six Months Ended June 30,
	2011	2010	2011	2010
Interest rate	$(32)	$719	$-	$45

(1)	Amounts related to interest rate derivative contracts are included in interest expense.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Derivatives in Net Investment Hedging Relationships
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion) Three Months Ended June 30,		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1) Three Months Ended June 30,		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Foreign exchange	$-	(2,091)	$-	$-	$-	$-

(1)	We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion) Six Months Ended June 30,		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1) Six Months Ended June 30,		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion) Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Foreign exchange	$-	$(3,477)	$-	$-	$-	$-

(1)	We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

Derivatives Not Designated as Hedging Instruments
	Location of Gain or (Loss)	Amount of Gain or (Loss) Three Months Ended June 30,		Amount of Gain or (Loss) Six Months Ended June 30,
	Recognized in	2011	2010	2011	2010
Interest rate derivative contract	Interest expense	$-	$-	$-	$(4)

Credit risk and collateral

Our credit exposure related to interest rate and foreign currency derivative instruments is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreement with the counterparty related to our interest rate caps of the Santa Clara 700 and 750 buildings, cash deposits may be required to be posted by the counterparty whenever their credit rating falls below certain levels.  At June 30, 2011, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.

11.           Distributions

We initiated the payment of monthly distributions in August 2006.  From April 2007 through March 2009, the declared distribution rate was a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share.  Pursuant to our Third Amended and Restated Distribution Reinvestment Plan (the “DRP”), many of our stockholders elected to reinvest any cash distribution in additional shares of common stock.  We recorded all distributions when declared, except that the stock issued through the DRP was recorded when the shares were actually issued.

In connection with entering our disposition phase, on March 28, 2011, our board of directors discontinued regular, quarterly distributions in favor of those that may arise from proceeds available to be distributed from the sale of assets.  On May 25, 2011, we filed Post-Effective Amendment No. 1 to our registration statement on Form S-3 (File No. 333-146965) (the “S-3 Amendment”) to deregister 2,941,591 unsold shares of common stock being offered pursuant to the DRP.  By filing the S-3 Amendment, we terminated the offering of shares under the registration statement.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.         Related Party Transactions

Since the Company’s inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf.  The Company’s relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter.

Recently, the Advisor and the Company, through members of its audit committee, considered and discussed the application of certain fee and expense reimbursement provisions contained in the advisory management agreement.  To clarify the calculation of these fees and expense reimbursements and to, among other things, revise the calculation of the debt financing fee that may be paid to the Advisor, we entered into the Second Amended and Restated Advisory Management Agreement (the “Amended Agreement”) with our Advisor on May 13, 2011.  The Amended Agreement is effective as of December 31, 2010.

We pay Behringer Harvard Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate and real estate related assets.  The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the month.  For the six months ended June 30, 2011 and 2010, we expensed $2.8 million and $3.1 million, respectively, of asset management fees.  Amounts include asset management fees from discontinued operations.

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Under the Amended Agreement, our obligation to reimburse acquisition expense is no longer limited to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced (including expenses paid or incurred prior to amendment of the advisory management agreement).  For the six months ended June 30, 2011, we expensed $0.1 million in acquisition and advisory fees.  Behringer Harvard Opportunity Advisors I did not earn acquisition and advisory fees or acquisition expense reimbursements in the six months ended June 30, 2010.

Under the Amended Agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the Amended Agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the Amended Agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount.  Under the previous agreement, the Advisor was entitled to a fee of 1% of the loan commitment amount regardless of the length of the extension.  For the six months ended June 30, 2011, we incurred $0.5 million in debt financing fees.  We incurred no debt financing fees for the six months ended June 30, 2010.

We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive officers.  For the six months ended June 30, 2011 and 2010, we expensed costs for administrative services of $0.8 million and $1 million, respectively.

We pay HPT Management Services LLC, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our Advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  In the six months ended June 30, 2011 and 2010, we expensed property management fees or oversight fees of $0.5 million and $0.8, respectively.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has obtained a $2.5 million loan from our Advisor to further bridge the Company’s short-term liquidity needs.  The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) the second anniversary of the date of the note, (ii) the termination without cause of the advisory agreement, or (iii) the termination without cause of the property management agreement.  The balance on the loan at June 30, 2011 was $1.5 million.  The loan did not exist as of December 31, 2010.

At June 30, 2011, we had a payable to our Advisor and its affiliates of $5.2 million.  This balance consists of accrued and deferred fees during 2011, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees, a loan of $1.5 million and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.  At December 31, 2010, we had a payable to our Advisor and its affiliates of $0.9 million.

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

13.         Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Six months ended June 30,
	2011	2010
Supplemental disclosure:
Interest paid, net of amounts capitalized	$6,840	$6,008
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$19	$1,239
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$44	$2,335
Contribution of notes receivable and accrued interest by noncontrolling interest holder	$8,607	$-
Amortization of deferred financing fees in properties under development	$-	$42
Common stock issued in distribution reinvestment plan	$925	$3,815
Capitalized deferred financing costs in accrued liabilities	$521	$-

14.         Sales of Real Estate

On January 12, 2011, we sold 4.77 acres of land that was a part of our Frisco Square investment to an unaffiliated third party for approximately $6 million.  We used the net proceeds of approximately $5.7 million to pay down the principal balance of the Frisco Square notes payable.  On April 26, 2011, we sold 12600 Whitewater to an unaffiliated third party for $9.6 million.  We used approximately $4 million of the proceeds to pay down our senior secured credit facility.  We received net proceeds of approximately $5 million.  On June 30, 2011, we sold 2603 Augusta to an unaffiliated third party for $24 million.  We used approximately $17.1 million of the proceeds to pay down our senior secured credit facility.  We received net proceeds of approximately $6.3 million.  During the six months ended June 30, 2011, we sold five of the Chase – The Private Residences condominiums for a total of $3 million.

During the six months ended June 30, 2010, we sold 12 of the Chase – The Private Residences condominiums for $25.6 million.  We had no other sales of real estate during the six months ended June 30, 2010.

15.         Discontinued Operations and Real Estate Held for Sale

In August 2010, we transferred ownership of our property, Ferncroft Corporate Center, to the lender associated with this property.  In April 2011, we completed the sale of 12600 Whitewater to an unaffiliated third party.  In June 2011, we completed the sale of 2603 Augusta to an unaffiliated third party.  We had no assets held for sale as of June 30, 2011.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We have reclassified the results of operations for these properties into discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010.

 The results of these properties are classified as discontinued operations in the accompanying condensed consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2011 and 2010 and summarized in the following table ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues
Rental revenue	$820	$1,969	$1,909	$4,143

Expenses
Property operating expenses	367	1,039	762	2,035
Bad debt expense	(1)	(226)	-	-
Interest expense	-	300	-	596
Real estate taxes	147	313	314	627
Impairment charge	-	-	3,629	4,230
Property management fees	33	87	76	193
Asset management fees	68	128	146	257
Depreciation and amortization	375	866	897	1,788
Total expenses	989	2,507	5,824	9,726

Interest income	1	-	2	-
Other expense	-	-	-	-
Gain on sale of real estate property	1,216	-	1,216	-

Income (loss) from discontinued operations	$1,048	$(538)	$(2,697)	$(5,583)

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

As of June 30, 2011, we were invested in 20 assets including nine wholly-owned properties, five consolidated properties through investments in joint ventures and a consolidating interest in a note receivable joint venture.  In addition, we are the mezzanine lender for one multifamily property.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, California, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

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

Our management is continually reviewing its overall business plan and revising the strategies necessary to maximize liquidity for the Company and its stockholders.  To that end, management has identified three distinct sub-portfolios of our investments: a near-term disposition portfolio, a mid-term disposition portfolio and a long-term disposition portfolio.  Properties are assigned to and may shift among sub-portfolios based on changes in market conditions, property performance, debt maturities, required capital expenditures or other factors.  The near-term disposition portfolio is currently comprised of three properties that offer the best opportunity for disposition in 2011.  We believe that the majority of the net proceeds from sales occurring in 2011 will be used to provide liquidity to refinance maturing debt, cover operating expenses, and make enhancements to portfolio properties in cases where additional investment makes sense for maximizing total stockholder value.  The mid-term disposition portfolio is currently comprised of eleven properties that are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process.  As several of the properties stabilize, they may require additional time and capital resources to lease up vacancy, retain key tenants, create value through reinvestment, or sell condominium units or land parcels before their ultimate disposition. The remaining properties in the mid-term portfolio have stabilized and may be refinanced, providing us with more flexibility as to the timing of their dispositions.  We anticipate completing these strategies in the 2011 – 2013 timeframe.  The long-term liquidation portfolio is currently comprised of four development projects, and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types.  It is possible that the Company will invest enough additional capital in two of these sites to make them attractive to market to other developers rather than completing the original development plan.  Due to the nature of these various portfolios, we believe that special distributions to our stockholders may occur in a phased manner after 2011.  However, there can be no assurance that future dispositions will occur, or, if they occur, that they will help us to meet our liquidity demands.

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

To bridge the Company’s liquidity needs until these asset sales occur, in January 2011, the Company obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. Also in January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon.  The total deferred fees and expenses at June 30, 2011 was $3 million.  No such deferral existed as of December 31, 2010.

The Company has also obtained a $2.5 million loan from our Advisor to further bridge the Company’s liquidity needs.  The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) the second anniversary of the date of the note, (ii) the termination without cause of the advisory agreement or (iii) the termination without cause of the property management agreement.  The balance on the loan at June 30, 2011 was $1.5 million.  As we entered into the loan in the first quarter of 2011, there was no balance as of December 31, 2010.

We continually evaluate the Company’s liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  As indicated below, leases representing 10% of the Company’s annualized base rent will expire by the end of 2012.  In the normal course of business, the Company is pursuing renewals, extensions and new leases.  If the Company is unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect the Company’s ability to fund its ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period.  Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  As of June 30, 2011, 68% and 14% of our 2011 base rent was derived from tenants in Texas and California, respectively, and 20%, 16% and 13% of our lease agreements at the office and industrial properties we consolidate on our financial statements was concentrated in the professional, scientific and technical services industry, other services (except for public administration) industry, and finance and insurance industry, respectively.

Portfolio Lease Expirations

The following table presents lease expirations at our consolidated office and industrial properties as of June 30, 2011 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized(1) Base Rent	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2011	7	$645	2%	29,438	2%
2012	21	2,252	8%	114,393	8%
2013	20	4,554	16%	284,755	20%
2014	15	4,863	18%	383,451	26%
2015	16	2,810	10%	125,535	9%
Thereafter	33	12,892	46%	520,986	35%

Total	112	$28,016	100%	1,458,558	100%

(1) Annualized Base Rent represents contractual base rental income on a GAAP straight line adjustment basis from the time of our acquisition, without consideration of tenant contraction or termination rights.  Tenant reimbursements generally include payment of real estate taxes, operating expenses, common area maintenance and utility charges.

Geographic Diversification

The following table shows the geographic diversification of our real estate portfolio for those developed properties we consolidate on our financial statements for the six months ended June 30, 2011 ($ in thousands):

Location	June 30, 2011 Revenue(1)(2)	Percentage of June 30, 2011 Revenue
Texas	$13,319	68%
California	2,734	14%
Colorado	1,779	9%
Missouri	1,640	8%
International	227	1%
	$19,699	100%

(1) Other than Frisco Square, which represented 12% of our June 30, 2011 revenue(2) ,Tanglewood at Voss which represented 11% of our June 30, 2011 revenue(2), and Northborough, which represented 11% of our June 30, 2011 revenue(2),,no other single property represented more than 10% of our June 30, 2011 revenue(2). No single tenant represented more than 10% of our 2011 revenues(2).  As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics.  Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, condominium and land held for development.

(2) June 30, 2011 Revenue represents contractual base rental income of our office and industrial properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights.

Tenant Industry Diversification

The following table shows the tenant industry diversification of our real estate portfolio for those office and industrial properties that we consolidate on our financial statements as of June 30, 2011.  In addition, we have approximately 400 leases at our multifamily property.  These multifamily leases are cancelable and short-term in nature.  We have no industry breakdown of the tenants associated with these leases, therefore, the leases are not reflected in the table below.

Industry Code	Leases at June 30, 2011	Percentage of June 30, 2011 Leases
Professional, Scientific & Technical Services	22	20%
Other Services (except Public Administration)	18	16%
Finance & Insurance	15	13%
Accommodation & Food Services	10	9%
Manufacturing	10	9%
Retail Trade	8	7%
Real Estate & Rental & Leasing	6	5%
Health Care & Social Assistance	4	4%
Management of Companies & Enterprises	4	4%
Utilities	3	3%
All Other	12	10%
	112	100%

For both our short-term and long-term liquidity requirements, other potential sources of capital may include proceeds from secured or unsecured debt financing, decreases in the amount of nonessential capital expenditures, and asset sales.  The board has suspended the share redemption program and discontinued payments of quarterly distributions.

On January 12, 2011, we sold 4.77 acres of land that was a part of our Frisco Square investment to an unaffiliated third party for approximately $6 million.  We used the net proceeds of approximately $5.7 million to pay down the principal balance of the Frisco Square notes payable.

On April 26, 2011, we sold 12600 Whitewater to an unaffiliated third party for $9.6 million.  We used approximately $4 million of the proceeds to pay down our senior secured credit facility.  We received net proceeds of approximately $5 million.

On June 30, 2011, we sold 2603 Augusta to an unaffiliated third party for $24 million.  We used approximately $17.1 million of the proceeds to pay down our senior secured credit facility.  We received net proceeds of approximately $6.3 million.

During the six months ended June 30, 2011, we sold five of the Chase – The Private Residences condominiums for $3 million.  The proceeds were used to pay down the principal balance of the Chase – The Private Residences loan.  These sales satisfy the requirement to sell three condominiums prior to September 2011 under the loan extension.

As discussed in more detail in “Strategic Asset Sales” above, there can be no assurance that future dispositions will occur or that, if they occur, they will help us to achieve our objectives.  In addition, we may seek to raise capital by contributing one or more of our existing assets to a joint venture with a third party.  Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved.  Our ability to successfully identify, negotiate, and complete joint venture transactions on acceptable terms or at all is highly uncertain in the current economic environment.  Asset sales also may be required under terms that are less advantageous than we could achieve with a longer holding period.

Debt Financings

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility discussed below.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2011.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period(1)
	July 1, 2011 - December 31, 2011	2012	2013	2014	2015	After 2015	Total
Principal payments - fixed rate debt	$239	$6,822	$341	$361	$382	$21,338	$29,483
Interest payments - fixed rate debt	907	1,677	1,548	1,528	1,507	809	7,976
Principal payments - variable rate debt	139,518	92,108	48,787	-	-	-	280,413
Interest payments - variable rate debt (based on rates in effect as of June 30, 2011)	3,881	3,736	767	-	-	-	8,384
Total	$144,545	$104,343	$51,443	$1,889	$1,889	$22,147	$326,256

The table below provides information regarding our notes payable with scheduled maturities in the twelve months following June 30, 2011, along with extension options, if available.  Available extension options that are associated with the notes payable listed below are subject to certain conditions as required under the respective loan agreements ($ in thousands).

Description	Balance at June 30, 2011	Maturity Date	Extension Options	Recourse to the Company
Crossroads	$26,773	06/30/11	(1)	100%
Frisco Square I, LLC (Land)	14,946	7/28/2011(2)	none	100%
Frisco Square II, LLC	7,746	7/28/2011(2)	none	25%(3)
Frisco Square III, LLC	8,624	7/28/2011(2)	none	100%
Frisco Square IV, LLC	14,556	7/28/2011(2)	none	Varies
Chase Park Plaza Hotel	61,518	11/15/11	One six-month option	100%
Chase - The Private Residences	5,134	11/15/11	One six-month option	100%
Senior Secured Revolving Credit Facility	48,263	02/13/12	none	100%
Bent Tree Green	6,589	05/19/12	Two one-year options	100%
Total due in next twelve months	$194,149

(1) This loan expired on June 30, 2011.  We entered in a forbearance agreement with the lender, see the paragraphs below for more information.

(2) These loans matured on July 28, 2011.  We reached an agreeement with the lenders to extend these loans through August 28, 2011.

(3) $1 million of the balance is 100% recourse to the Company, the remaining $13.55 million is 25% recourse to the Company.

With respect to our debt due in the next twelve months, we are working with our lenders to either extend the maturity dates of the loans or refinance the loans under different terms.

Our note payable related to Crossroads matured on June 30, 2011.  The property is currently being marketed for sale.  We have entered into a forbearance agreement with the lender where the lender has agreed not to institute any remedies under the loan agreement through August 14, 2011, contingent upon certain conditions including a $100,000 principal paydown of the note which was made on July 8, 2011.  The forbearance agreement may be extended an additional 45 days on the condition that a signed purchase and sale agreement for the property to an unrelated third-party is provided to the lender by August 14, 2011.  As of August 12, 2011, we are negotiating a purchase and sale agreement for the property.  There can be no assurance that we will have a signed agreement by August 14, 2011, or that the lender will provide additional time for us to provide the agreement before pursuing any remedies under the loan agreement.  Under the forbearance agreement, the interest rate is LIBOR + 7.85%.

Our notes payable related to Frisco Square I, LLC (Land), Frisco Square II, LLC, Frisco Square III, LLC and Frisco Square IV, LLC matured on July 28, 2011.  Effective July 28, 2011, we entered into a one-month extension agreement with the lender of the notes payable through August 28, 2011 while we finalize a six month approved extension.  There is no guarantee that we will be able to secure additional extensions on these notes payable.

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

Each of our loans is secured by one or more of our properties.  At June 30, 2011, our notes payable interest rates ranged from 1.7% to 15%, with a weighted average interest rate of 3.9%.  Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough Tower and Frisco Square investments require monthly payments of both principal and interest.  The Chase Park Plaza Hotel loan requires quarterly interest payments of $375,000.  At June 30, 2011, our notes payable had maturity dates that ranged from June 2011 to October 2016.

Although commercial real estate debt markets remain restricted, lending volume has increased year-over-year and secondary market debt is once again available for certain asset classes on a limited basis.  While many lenders continue to demand higher credit spreads, interest rates remain at historically low levels and debt is generally more available than in 2009.

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

Market Outlook

Although there were recent signs of stabilization, the U.S. and global economies continue to experience the effects of the significant downtown that began more than three years ago.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence and impact unemployment rates.  During the second quarter of 2011, the economy experienced broad declines in demand benchmarks, primarily for personal consumption, employment growth, home construction expenditures and business and government spending.  Also contributing to the slowdown was the unexpected uncertainty over the U.S. debt ceiling and the potential consequences of the lowering of the U.S. debt rating, interest rates and liquidity.  While it is unclear when the overall economy will fully recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future.

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

The hospitality industry is beginning to see early signs of a recovering economy.  Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 58.9% in the second quarter of 2010 to 63.4% in the second quarter of 2011.  The national overall Average Daily Rate (“ADR”) has also risen, from $98.01 in the second quarter of 2010 to $101.44 in the second quarter of 2011.  This positive growth in the hospitality industry is expected to continue.

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

We have several projects in various stages of development including industrial, land and condominiums.  We are continuing to evaluate performing any further substantive development activities on these projects for the near term. At Rio Salado, our 58 acre industrial land project in Phoenix AZ., we intend to finish the balance of the infrastructure work and begin to actively market sites for sale or development.

Results of Operations

As of June 30, 2011, we were invested in 20 assets including nine wholly-owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and one mixed use property; and a consolidated interest in a note receivable joint venture.  In addition, we are the mezzanine lender for one multifamily property.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, California, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

As of June 30, 2010, we had invested in 22 assets:  11 consolidated wholly-owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and a mixed-used property; an investment in an island development accounted for under the equity method; an investment in a portfolio of 22 properties located in four Central European countries accounted for under the equity method; two investments in student housing projects in Texas and Virginia, also accounted for under the equity method; and two mezzanine loans on multifamily properties, which we consolidated prior to January 1, 2010.  Our investment properties were located in Arizona, California, Colorado, Massachusetts, Minnesota, Missouri, Nevada, Texas, Virginia, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Three months ended June 30, 2011 as compared to three months ended June 30, 2010 ($ in thousands)

Continuing Operations

Revenues.  Our total revenues increased by $0.3 million to $14 million for the three months ended June 30, 2011.  The change in revenues is primarily due to:

•	increase in rental revenue of $1 million to $11.2 million for the three months ended June 30, 2011 compared to $10.2 million for the three months ended June 30, 2010;

•
decrease in hotel revenue at Cordillera of $0.2 million to $0.6 million for the three months ended June 30, 2011 compared to $0.8 million for the three months ended June 30, 2010.  The decrease in hotel revenue is largely due to the closure of nearby golf courses which were an amenity feature for many of our guests; and

•	no interest income from notes receivable was earned in the three months ended June 30, 2011 as compared to $0.5 million earned in the three months ended June 30, 2010.

Condominium inventory impairment.  We recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase - The Private Residences and a $4 million non-cash charge related to our condominium development at  Cordillera during the three months ended June 30, 2011, due largely to the nationwide downturn in the housing and related condominium market that began during 2007 and has continued through the first half of 2011.  This downturn has resulted in lower than expected sales volume and reduced selling prices.  There were no impairment charges related to our condominium inventory for the three months ended June 30, 2010.

Interest Expense.  For the three months ended June 30, 2011, we recognized $5.2 million in interest expense as compared to $3.3 million for the three months ended June 30, 2010.  The increase is primarily related to the consolidation of the Tanglewood at Voss note payable, the increase in the note payable balance related to Becket House, to facilitate property improvements and an increase in the cumulative weighted average interest rate for our notes payable from 3.2% as of June 30, 2010 to 3.9% as of June 30, 2011.

Provision for loan losses.  For the three months ended June 30, 2011, we recognized provision for loan losses related to our Royal Island note receivable of $5.3 million to record the note receivable balance to the underlying collateral value.

Equity in losses of unconsolidated joint ventures:  Our equity in losses of unconsolidated joint ventures increased by $32.4 million for the three months ended June 30, 2011, primarily due to the impairment of the Royal Island assets.

Discontinued Operations and Held for Sale

Gain (loss) from discontinued operations.  In August 2010, we transferred ownership of Ferncroft Corporate Center to the lender associated with the property.  On April 26, 2011 we completed the sale of 12600 Whitewater to an unaffiliated third party.  On June 30, 2011 we completed the sale of 2603 Augusta to an unaffiliated third party.  We had no properties classified as held for sale at either June 30, 2011 or December 31, 2010.

Six months ended June 30, 2011 as compared to six months ended June 30, 2010 ($ in thousands)

Continuing Operations

Revenues.  Our total revenues decreased by $27.2 million to $27.2 million for the six months ended June 30, 2011.  The change in revenues is primarily due to:

•
decrease in condominium sales of $22.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  We closed on the sale of five condominium unit at Chase – The Private Residences during the six months ended June 30, 2011.  We closed on the sale of 12 condominium units during the six months ended June 30, 2010;

•
decrease in hotel revenue at Cordillera of $0.3 million to $1.7 million for the six months ended June 30, 2011 compared to $2 million for the six months ended June 30, 2010.  The decrease in hotel revenue is largely due to the closure of nearby golf courses which were an amenity feature for many of our guests; and

•
no interest income from notes receivable was earned as of June 30, 2011 as compared to $6.4 million earned as of June 30, 2010.  The interest income from notes receivable for the six months ended June 30, 2010 is due to interest received from the Royal Island borrowers and interest earned on the Tanglewood at Voss mezzanine loan.

Bad Debt Expense. Bad debt expense for the six months ended June 30, 2011 was $0.4 million.  The bad debt expense for the six months ended June 30, 2011 is primarily related to bad debt expense associated with our Frisco Square property.  We had no bad debt expense for the six months ended June 30, 2010.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at Chase – The  Private Residences, for the six months ended June 30, 2011 was $3 million as compared to $25.9 million for the six months ended June 30, 2010.  We closed on the sale of five condominium unit at Chase – The Private Residences during the six months ended June 30, 2011.  We closed on the sale of 12 condominium units during the six months ended June 30, 2010.

Condominium inventory impairment.  We recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase - The Private Residences and a $4 million non-cash charge related to our condominium development at  Cordillera during the six months ended June 30, 2011, due largely to the nationwide downturn in the housing and related condominium market that began during 2007 and has continued through the first half of 2011.  This downturn has resulted in lower than expected sales volume and reduced selling prices..  There were no impairment charges related to our condominium inventory for the six months ended June 30, 2010.

Provision for loan losses.  During the six months ended June 30, 2011, we recorded a $5.3 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance the underlying collateral value.  During the six months ended June 30, 2010, we recorded a $7.1 million provision for loan losses to reflect our current estimate of potential loan loss related to the Alexan Black Mountain mezzanine loan.

Equity in losses of unconsolidated joint ventures:  Our equity in losses of unconsolidated joint ventures increased by $33.9 million for the six months ended June 30, 2011, primarily due to the impairment of the Royal Island assets.

Discontinued Operations and Held for Sale

Gain (loss) from discontinued operations.  In August 2010, we transferred ownership of Ferncroft Corporate Center to the lender associated with the property.  On April 26, 2011 we completed the sale of 12600 Whitewater to an unaffiliated third party.  On June 30, 2011 we completed the sale of 2603 Augusta to an unaffiliated third party.  We had no properties classified as held for sale at June 30, 2011 or December 31, 2010.

Cash Flow Analysis

Cash provided by operating activities for the six months ended June 30, 2011 was $14.8 million, and was comprised of the net loss of $62.9 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $12.4 million, an impairment charge of $9.6 million, provision for loan losses of $5.3 million, equity in losses of our unconsolidated joint venture of $35.5 million and change in condominium inventory of $17.6 million primarily from the sale of the historic tax credits, offset by the adjustment for gain on sale of real estate of $2.6 million and cash used in working capital and other operating activities of approximately $0.1 million.  Cash provided by operating activities for the six months ended June 30, 2010 was $17.1 million and was comprised of the net loss of $20.4 million, a change in condominium inventory of $19.1 million, provision for loan losses of $7.1 million, an impairment charge to our Ferncroft property of $4.2 million, depreciation and amortization expense, including amortization of deferred financing fees of $11.6 million and a change in working capital and other operating activities of $4.5 million.

Cash provided by investing activities for the six months ended June 30, 2011 was $27.6 million and was comprised of proceeds from the sale of real estate of $38.2 million and proceeds from notes receivable repayments of $0.4 million.  This was offset by cash for expenditures for real estate under development of $2 million, additions of property and equipment of $5.2 million, investment in notes receivable of $3 million, and changes in restricted cash of $0.8 million.  Cash used in investing activities for the six months ended June 30, 2010 were $8 million and primarily represent investment in notes receivable of $3.3 million and capital expenditures for real estate under development of $3.7 million, additions of property and equipment of $1.7 million and changes in restricted cash of $0.8 million.

Cash used in financing activities for the six months ended June 30, 2011 was $37.4 million and was comprised of payments on notes payable and credit facility of $47.7 million offset by borrowings, net of financing costs, of $9.2 million.  Borrowings on a note payable to a related party were $1.5 million.  Cash distributions were $0.5 million and net contributions from noncontrolling interest holders was $0.1 million.  Cash used in financing activities for the six months ended June 30, 2010 was $10.2 million and was comprised primarily of payments on notes payable of $21.6 million, offset by net borrowings on our senior secured credit facility of $6.5 million, proceeds from notes payable of $7 million, redemptions of $0.4 million, distributions of $1.8 million and net contributions of $0.1 million.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO, defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests, as one measure to evaluate our operating performance.

Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance.

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

FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, or as an indication of funds available to fund our cash needs, including our ability to make distributions, and should be reviewed in connection with other GAAP measurements.

Our calculation of FFO for the three and six months ended June 30, 2011 and 2010 is presented below ($ in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(51,582)	$(7,204)	$(62,920)	$(20,362)
Net loss attributable to noncontrolling interest	3,961	237	4,159	601
Adjustments for:
Real estate depreciation and amortization(1)	6,602	6,814	13,802	13,592
Gain on sale of real estate	(1,181)	-	(2,469)	-
Funds from operations (FFO)	$(42,200)	$(153)	$(47,428)	$(6,169)
GAAP weighted average shares:
Basic and diluted	56,500	56,203	56,479	56,127
FFO per share	$(0.75)	$(0.00)	$(0.84)	$(0.11)
Net Loss per share	$(0.91)	$(0.13)	$(1.11)	$(0.36)

(1) Real estate depreciation and amortization includes our consolidated real depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share of the real estate depreciation and amortization.

Provided below is additional information related to selected items included in net loss above, which may be helpful in assessing our operating results.

•
For the three and six months ended June 30, 2011, we recognized straight-line rental expense of $0.1 million and $1.2 million, respectively.  For the three and six months ended June 30, 2010, we recognized straight-line rental revenue of $0.5 million and $1.8 million, respectively.  For each of the three and six months ended June 30, 2011, the noncontrolling interest portion of straight-line rental revenue was less than $0.1 million.  For each of the three and six months ended June 30, 2010, the noncontrolling interest portion of straight-line rental revenue was less than $0.1 million.

•
For the three and six months ended June 30, 2011, we recognized net above/below market lease amortization of $0.6 million and $1.3 million, respectively.  For the three and six months ended June 30, 2010, we recognized net above/below market lease amortization of $0.7 million and $1.4 million, respectively.  For each of the three and six months ended June 30, 2011 and 2010, the noncontrolling interest portion of net above/below market lease amortization was less than $0.1 million.

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

Distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings.  The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	June 30,
	2011	2010
Total Distributions Paid	$1,410	$5,591

Principal Sources of Funding:
Distribution Reinvestment Plan	$925	$3,815
Cash flow provided by operating activities	$14,826	$17,132
Cash available at the beginning of the period (1)	$9,833	$9,511

(1)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings after the impact of historical operating activities, other investing and financing activities.

Cash amounts distributed to stockholders during the six months ended June 30, 2011 and 2010 were $0.5 million and $1.8 million, respectively, and were funded from cash flow provided by operating activities.  The following are the distributions declared and paid for the first and second quarters in 2011 and 2010 ($ in thousands, except per share amounts).

	Distributions Paid			Total Distributions	Declared Distribution
2011	Cash	Reinvested	Total	Declared	Per Share
Second Quarter	$-	$-	$-	$-	$-
First Quarter	485	925	1,410	-	-
Total	$485	$925	$1,410	$-	$-

	Distributions Paid			Total Distributions	Declared Distribution
2010	Cash	Reinvested	Total	Declared	Per Share
Second Quarter	$460	$943	$1,403	$1,406	$0.025
First Quarter	1,316	2,872	4,188	1,405	0.025
Total	$1,776	$3,815	$5,591	$2,811	$0.050

Distributions were determined and paid in arrears rather than in advance of the period to which they applied.  On March 28, 2011, the board of directors terminated our distribution reinvestment plan and discontinued regular quarterly distributions in favor cash distributions that may arise from proceeds available to be distributed from the sale of assets.  Therefore, we do not expect to issue any additional shares under the distribution reinvestment plan.  On May 25, 2011, we filed the S-3 Amendment to deregister 2,941,591 unsold shares of common stock being offered pursuant to the distribution reinvestment plan.  By filing the S-3 Amendment, we terminated the offering of shares under the registration statement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate these estimates, including investment impairment, on a regular basis.  These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

During the first and second quarters of 2011, we evaluated certain real estate properties for impairment as a result of changes in expected holding periods. Accordingly, we recognized an impairment charge of $3.6 million related to 2603 Augusta in the first quarter of 2011 which is included in discontinued operation. 2603 Augusta was sold to an unaffiliated third party on June 30, 2011.

On September 14, 2010, we entered into a forbearance agreement with the Royal Island borrower pursuant to which, among other things, the borrower agreed not to contest or oppose any foreclosure, exercise of power of sale, or similar action that we may seek in order to protect our investment once the agreement expired.  Further, the borrower agreed to fully cooperate to expedite the proceedings should we take such a course of action.  The forbearance agreement gave the general partner and other interest parties time to raise additional equity for development of the Royal Island property.  The forbearance period expired on May 27, 2011 with no additional development equity raised. Consequently, there is a change in the timing of the intended use of the investment.  Based upon a third party appraisal of the collateral obtained after the expiration of the forbearance agreement, there is a decline in the fair market value of the property.  As a result, an impairment was recorded on Royal Island’s books.  Our portion of the impairment is $31.1 million which was recorded through equity in losses of unconsolidated joint ventures.  This reduced our investment basis in Royal Island to zero as of June 30, 2011.  Additionally, it is probable that we will be unable to collect all amounts due according the terms of the loan agreements.   We believe the only source available to repay the loan is the underlying collateral.  Based upon our evaluation of the current fair value of the Royal Island development, we recorded a provision for loan losses of $5.3 million to reduce our note receivable balance to the underlying collateral value.

In the first quarter of 2010, we recorded a reserve for loan losses of $11.1 million related to our mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2010, and the remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our condensed consolidated statement of equity for the six months ended June 30, 2010.

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

The nationwide downturn in the housing and related condominium market that began during 2007 and has continued through the first half of 2011 has resulted in lower than expected sales volume and reduced selling prices.  As a result of our evaluations, we recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase - The Private Residences and a $4 million non- cash charge to reduce the carrying value of condominium development at Cordillera during the six months ended June 30, 2011.  Both of these non-cash charges are classified as condominium inventory impairment charges in the accompanying consolidated statement of operations.  There were no condominium inventory impairment charges for the six months ended June 30, 2010.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes, primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $310.7 million in notes payable at June 30, 2011, $280.4 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by approximately $0.4 million.

At June 30, 2011, interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $0.1 million net increase in the fair value of our interest rate caps and swaps.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

 None.

Item 1A. Risk Factors.

Other than the risk factor presented below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

           The U.S. government recently increased its borrowing capacity under the federal debt ceiling.  Despite the increase to the federal debt ceiling, on August 5, 2011, Standard & Poor’s Rating Services, Inc. downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook.  On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt.   On August 2, 2011 Fitch Inc. affirmed its existing sovereign rating of the U.S. government, but stated that the rating is under review. In July 2011, Moody’s Investors Services, Inc. (“Moody’s”) placed the U.S. government under review for a possible credit rating downgrade and on August 2, 2011 it confirmed the U.S. government’s existing sovereign rating, but stated that the U.S. government’s rating outlook is negative.    There continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities.  A downgrade of U.S. sovereign credit ratings could correspondingly impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac.  In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the European Union (“EU”) governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions.  These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs.

Our business may be further affected by these new market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to make principal and interest payments on, or refinance, our outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, recent global market disruptions may have the following consequences:

•
the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels;

•
significant job losses have occurred and may continue to occur, which may decrease demand for our office space, our multifamily communities and our hospitality properties and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;

•
an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•	credit spreads for major sources of capital may continue to widen as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•
a further reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt;

•
the value of certain of our properties may have decreased below the amounts we paid for them, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•
one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments; and

•
the value and liquidity of our short-term investments could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors.

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

On January 10, 2011, as is customary for REITs entering the disposition phase and in accordance with the Company’s third amended and restated share redemption program, the board suspended the redemption program with respect to all redemption requests until further notice.  Therefore, we did not redeem any shares of our common stock during the period covered by this report.

Any redemption requests submitted while the program is suspended will be returned to investors and must be resubmitted upon resumption of the share redemption program.  If the share redemption program is resumed, we will give all stockholders notice that we are resuming redemptions, so that all stockholders will have an equal opportunity to submit shares for redemption. Upon resumption of the program, any redemption requests will be honored pro rata among all requests received based on funds available.  Requests will not be honored on a first come, first served basis.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: August 15, 2011	By:	/s/ Kymberlyn K. Janney
Kymberlyn K. Janney
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description
3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2	Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on June 9, 2011)

3.3	Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)

4.1	Third Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Form 10-Q filed on November 13, 2009)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certification

32.2*(1)	Section 1350 Certification

99.1	Third Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

99.2	Amended and Restated Policy for Estimation of Common Stock Value (previously filed and incorporated by reference to form 8-K filed on June 22, 2009)

101(1)
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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