Form 10-Q
period 2011-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2011-11-14
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, the Registrant had 56,500,473 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended September 30, 2011
		Page
	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2011 and 2010	4

	Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2011 and 2010	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Removed and Reserved

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signature		43

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Real estate
Land and improvements, net	$80,841	$97,741
Buildings and improvements, net	275,274	337,103
Real estate under development	13,152	19,060
Total real estate	369,267	453,904

Condominium inventory	30,340	59,219
Assets associated with real estate held for sale	25,815	-
Cash and cash equivalents	11,068	9,833
Restricted cash	4,247	2,574
Accounts receivable, net	10,048	9,249
Prepaid expenses and other assets	3,204	3,921
Leasehold interests, net	19,551	15,781
Investments in unconsolidated joint ventures	42,996	59,099
Furniture, fixtures and equipment, net	6,099	7,757
Deferred financing fees, net	2,246	2,681
Notes receivable, net	34,811	48,011
Lease intangibles, net	13,091	16,430
Other intangibles, net	7,163	7,671
Receivables from related parties	87	1,494
Total assets	$580,033	$697,624

Liabilities and Equity
Notes payable	$303,668	$347,825
Note payable to related parties	1,500	-
Accounts payable	805	1,786
Payables to related parties	3,830	861
Acquired below-market leases, net	7,480	9,638
Accrued and other liabilities	22,236	21,244
Obligations associated with real estate held for sale	491	-
Total liabilities	340,010	381,354

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,379,760 and 56,500,473 shares issued and outstanding at December 31, 2010, and September 30, 2011, respectively	6	6
Additional paid-in capital	503,405	502,102
Accumulated distributions and net loss	(266,902)	(185,491)
Accumulated other comprehensive loss	(3,736)	(3,956)
Total Behringer Harvard Opportunity REIT I, Inc. equity	232,773	312,661
Noncontrolling interest	7,250	3,609
Total equity	240,023	316,270
Total liabilities and equity	$580,033	$697,624

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues
Rental revenue	$10,544	$9,646	$31,420	$28,494
Hotel revenue	1,810	1,721	3,550	3,769
Condominium sales	5,288	664	8,253	26,228
Interest income from notes receivable	-	-	-	6,434

Total revenues	17,642	12,031	43,223	64,925

Expenses
Property operating expenses	4,827	4,290	12,684	12,545
Bad debt expense	165	89	515	367
Cost of condominium sales	5,399	773	8,432	26,710
Condominium inventory impairment	-	-	5,925	-
Interest expense	4,418	3,500	13,214	9,289
Real estate taxes	1,569	1,259	4,961	4,196
Impairment charge	12,795	12,913	12,795	12,913
Provision for loan losses	-	-	5,342	7,136
Property management fees	426	512	1,197	1,341
Asset management fees	1,341	1,305	3,929	4,021
General and administrative	1,122	1,605	3,814	4,205
Depreciation and amortization	4,878	4,692	15,490	13,771

Total expenses	36,940	30,938	88,298	96,494

Interest income	12	19	41	87
Other income (expense), net	26	(72)	32	(31)
Loss on troubled debt restructuring	-	(5,036)	-	(5,036)

Loss from continuing operations before income taxes and equity in losses of unconsolidated joint ventures	(19,260)	(23,996)	(45,002)	(36,549)

Benefit (provision) for income taxes	(41)	(390)	(158)	(211)
Equity in losses of unconsolidated joint ventures	(2,346)	(2,491)	(37,869)	(4,074)
Loss from continuing operations	(21,647)	(26,877)	(83,029)	(40,834)

Income (loss) from discontinued operations	(510)	(11,395)	(3,382)	(17,805)

Gain (loss) on sale of real estate	-	3,935	1,334	3,935

Net loss	(22,157)	(34,337)	(85,077)	(54,704)

Add: Net loss attributable to the noncontrolling interest	917	499	5,076	1,101
Net loss attributable to common shareholders	$(21,240)	$(33,838)	$(80,001)	$(53,603)

Weighted average shares outstanding:
Basic and diluted	56,500	56,261	56,486	56,127

Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.36)	$(0.40)	$(1.36)	$(0.64)
Discontinued operations	(0.01)	(0.20)	(0.06)	(0.31)
Basic and diluted loss per share	$(0.37)	$(0.60)	$(1.42)	$(0.95)

Amounts attributable to common shareholders:
Continuing operations	$(20,730)	$(22,443)	$(76,619)	$(35,798)
Discontinued operations	(510)	(11,395)	(3,382)	(17,805)
	$(21,240)	$(33,838)	$(80,001)	$(53,603)

Comprehensive income (loss):
Net loss	$(22,157)	$(34,337)	$(85,077)	$(54,704)
Other comprehensive loss:
Foreign currency translation gain (loss)	(1,212)	2,336	221	(1,171)
Unrealized gain (loss) on interest rate derivatives	(2)	(366)	(34)	383
Reclassifications due to hedging activities	-	617	-	662
Total other comprehensive income (loss)	(1,214)	2,587	187	(126)
Comprehensive loss	(23,371)	(31,750)	(84,890)	(54,830)
Comprehensive loss attributable to noncontrolling interest	892	515	5,109	1,070
Comprehensive loss attributable to common shareholders	$(22,479)	$(31,235)	$(79,781)	$(53,760)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share amounts)
(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity
Balance at January 1, 2010	1,000	$-	55,825,078	$6	$497,648	$(115,496)	$(3,412)	$(4,325)	$374,421

Cumulative effect of adoption of accounting standard						(3,995)		9,412	5,417

Redemption of common stock			(104,557)		(839)				(839)

Distributions declared on common stock						(6,995)		(43)	(7,038)

Contributions from noncontrolling interest								78	78

Shares issued pursuant to Distribution Reinvestment Plan, net			590,930		4,745				4,745

Comprehensive loss:
Net loss						(53,600)		(1,104)	(54,704)

Other comprehensive income:
Foreign currency translation gain (loss)							(1,206)	35	(1,171)
Unrealized gains (losses) on interest rate derivatives							351	32	383
Reclassifications due to hedging activities							695	(33)	662

Total comprehensive loss								(1,070)	(54,830)

Balance at September 30, 2010	1,000	$-	56,311,451	$6	$501,554	$(180,086)	$(3,572)	$4,052	$321,954

Balance at January 1, 2011	1,000	$-	56,379,760	$6	$502,102	$(185,491)	$(3,956)	$3,609	$316,270

Distributions declared on common stock						(1,410)			(1,410)

Contributions from noncontrolling interest								9,893	9,893

Distributions to non-controlling interest								(766)	(766)

Transfer of non-contrilling interest					377			(377)	-

Shares issued pursuant to Distribution Reinvestment Plan, net			120,713		926				926

Comprehensive loss:
Net loss						(80,001)		(5,076)	(85,077)

Other comprehensive income:
Foreign currency translation gain (loss)							254	(33)	221
Unrealized gains (losses) on interest rate derivatives							(34)	-	(34)
Reclassifications due to hedging activities							-	-	-

Total comprehensive loss								(5,109)	(84,890)

Balance at September 30, 2011	1,000	$-	56,500,473	$6	$503,405	$(266,902)	$(3,736)	$7,250	$240,023

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(85,077)	$(54,704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,641	15,347
Amortization of deferred financing fees	2,291	2,078
Loss on troubled debt restructuring	-	5,036
Loss on debt extinguishment	-	2,253
Gain on sale of real estate	(2,559)	(3,935)
Impairment charge	22,349	25,263
Provision for loan losses	5,342	7,136
Bad debt expense	515	366
Equity in losses of unconsolidated joint ventures	37,869	4,074
Unrealized gain on derivatives	(35)	(2,432)
Change in operating assets and liabilities:
Accounts receivable	(1,763)	(2,383)
Condominium inventory	23,064	19,997
Prepaid expenses and other assets	659	(900)
Accounts payable	(246)	1,004
Accrued and other liabilities	1,199	(2,790)
Payables to related parties	2,402	1,157
Lease intangibles	(1,674)	(1,447)
Cash provided by operating activities	19,977	15,120

Cash flows from investing activities:
Proceeds from sale of real estate	38,165	2,770
Investment in unconsolidated joint ventures	(30)	(2,850)
Capital expenditures for real estate under development	(1,964)	(6,990)
Additions of property and equipment	(5,632)	(3,727)
Change in restricted cash	(1,673)	1,811
Cash assumed from conversion of mezzanine loan to equity	-	407
Investment in notes receivable	(3,663)	(3,841)
Proceeds from payments on note receivables	425	600
Cash provided by (used in) investing activities	25,628	(11,820)

Cash flows from financing activities:
Financing costs	(1,339)	(866)
Proceeds from notes payable	11,365	7,151
Deposits received under sales contracts	-	6,025
Payments on notes payable	(33,768)	(26,624)
Net borrowings (repayments) on senior secured revolving credit facility	(21,820)	7,482
Borrowings on note payable related party	1,500	-
Redemptions of common stock	-	(840)
Distributions	(485)	(2,250)
Contributions from noncontrolling interest holders	887	78
Distributions to noncontrolling interest holders	(766)	(43)
Cash used in financing activities	(44,426)	(9,887)

Effect of exchange rate changes on cash and cash equivalents	56	1,618

Net change in cash and cash equivalents	1,235	(4,969)
Cash and cash equivalents at beginning of the period	9,833	9,511
Decrease in cash from deconsolidation due to adoption of accounting standard	-	(1,011)

Cash and cash equivalents at end of the period	$11,068	$3,531

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

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We completed our first property acquisition in March 2006.  As of September 30, 2011, we were invested in 20 assets including:

•	10 wholly-owned properties (including one asset held for sale);

•	four consolidated properties through investments in joint ventures;

•	a consolidating interest in a note receivable joint venture;

•	a mezzanine loan for one multifamily property;

•	a noncontrolling, unconsolidated ownership interests in three properties that are accounted for using the equity method; and

•	a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties which is accounted for using the equity method.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet and condensed consolidated statement of equity as of September 30, 2011, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of September 30, 2011 and our condensed consolidated results of operations, equity, and cash flows for the periods ended September 30, 2011 and 2010.  Such adjustments are normal and recurring in nature.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as the Company proceeds through its disposition phase.  The Company has experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues.   If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.

The Company’s ability to continue as a going concern is, therefore, dependent upon its ability to sell the real estate investments, to pay down debt as it matures if extensions or new financing is unavailable and to fund certain ongoing costs of the Company and its development and operating properties.

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

Real Estate

We amortize the value of in-place leases acquired to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of September 30, 2011, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately nine years.

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of September 30, 2011 is as follows (in thousands):

Lease / Other Intangibles
October 1, 2011 – December 31, 2011	$284
2012	1,028
2013	951
2014	666
2015	74

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows ($ in thousands):

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
September 30, 2011	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$320,400	$81,632	$26,850	$(18,122)	$20,608	$10,438
Less: depreciation and amortization	(45,126)	(791)	(13,759)	10,642	(1,057)	(3,275)

Net	$275,274	$80,841	$13,091	$(7,480)	$19,551	$7,163

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
December 31, 2010	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$380,991	$98,267	$32,750	$(20,500)	$16,500	$10,439
Less: depreciation and amortization	(43,888)	(526)	(16,320)	10,862	(719)	(2,768)

Net	$337,103	$97,741	$16,430	$(9,638)	$15,781	$7,671

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value, and consists of land acquisition costs, land development costs, construction costs and interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At September 30, 2011, condominium inventory consisted of $17.4 million of finished units and $12.9 million of work in progress.  As of December 31, 2010, condominium inventory consisted of $27.6 million of finished units and $31.6 million of work in progress.  In February 2011, we received $14.7 million related to the monetization of State of Missouri historic tax credits on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri, which was recorded as a reduction of our condominium inventory.  The proceeds from these historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

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

The nationwide downturn in the housing and related condominium market that began during 2007 and continues through the third quarter of 2011, resulting in lower than expected sales volume and reduced selling prices through the second quarter of 2011.  As a result of our evaluations, we recognized a non-cash charge of $1.9 million during the nine months ended September 30, 2011 to reduce the carrying value of condominiums at Chase-The Private Residences and a non-cash charge of $4 million during the nine months ended September 30, 2011 to reduce the carrying value of the condominium development at Cordillera.  Both of these non-cash charges are classified as condominium inventory impairment charges in the accompanying consolidated statement of operations.  We recognized a non-cash charge of $4.8 million during the nine months ended September 30, 2010 to reduce the carrying value of the condominiums at Chase – The Private Residences.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $7.6 million and $6.7 million as of September 30, 2011 and December 31, 2010, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.9 million and $3 million as of September 30, 2011 and December 31, 2010, respectively.  The allowance for doubtful accounts was $0.4 million as of both September 30, 2011 and December 31, 2010.

Investment Impairment

For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

Through the third quarter of 2011, we evaluated certain real estate properties for impairment as a result of changes in expected holding periods.  Accordingly, we recognized impairment charges of $6.2 million related to Rio Salado, $5.1 million related to Frisco Square and $1.5 million related to Regency Center.  We also recognized an impairment charge of $3.6 million related to 2603 Augusta in the first quarter of 2011, which is included in discontinued operations.  2603 Augusta was sold to an unaffiliated third party on June 30, 2011.

On September 14, 2010, we entered into a forbearance agreement with the Royal Island borrower pursuant to which, among other things, the borrower agreed not to contest or oppose any foreclosure, exercise of power of sale, or similar action that we may seek in order to protect our investment once the agreement expired.  Further, the borrower agreed to fully cooperate to expedite the proceedings should we take such a course of action.  The forbearance agreement gave the general partner and other interested parties time to raise additional equity for development of the Royal Island property.  The forbearance period expired on May 27, 2011 without the total additional development equity raised. Consequently, there is a change in the timing of the development of the property.  Based upon a third party appraisal of the collateral obtained after the expiration of the forbearance agreement, there is a decline in the fair market value of the property.  As a result, an impairment was recorded on Royal Island’s books.  Our portion of the impairment is $31.1 million, which was recorded through equity in losses of unconsolidated joint ventures.  This reduced our investment basis in Royal Island to zero as of September 30, 2011.  Additionally, it is probable that we will be unable to collect all amounts due according the terms of the loan agreements.  We believe the only source available to repay the loan is the underlying collateral.  Based upon our evaluation of the current fair value of the Royal Island development, we recorded a provision for loan losses of $5.3 million to reduce our note receivable balance to the underlying collateral value.

In the first quarter of 2010, we recorded a reserve for loan losses of $11.1 million related to our mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our condensed consolidated statement of operations and other comprehensive loss for the nine months ended September 30, 2010, and the remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our condensed consolidated statement of equity for the nine months ended September 30, 2010.

Other than the impairment charges discussed above, we believe the carrying values of our operating real estate assets, properties under development, investments in unconsolidated joint ventures, and notes receivable are currently recoverable.  However, if market conditions worsen beyond our current expectations, if our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease, if our expected hold periods decrease, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our condensed consolidated financial position and results of operations.

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  We present the assets and obligations of a property held for sale separately on our condensed consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of September 30, 2011, our Crossroads property was classified as held for sale.  On October 4, 2011, we completed the sale of Crossroads to an unaffiliated third party.  We had no properties classified as held for sale at December 31, 2010.

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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued further clarification on when a loan modification or restructuring is considered a troubled debt restructuring. In determining whether a loan modification represents a troubled debt restructuring, an entity should consider whether the debtor is experiencing financial difficulty and the lender has granted a concession to the borrower. This guidance is to be applied retrospectively, with early application permitted.  This guidance was effective for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance did not have a material impact on our financial statements or disclosures.

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating this guidance to determine if it will have a material impact on our financial statements or disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income.  The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  Our current presentation complies with the guidance of this new standard.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 ($ in thousands):

September 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$1	$-	$1

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$37	$-	$37

Derivative financial instruments classified as assets are included in other assets on the balance sheet.

Nonrecurring Fair Value Measurements

For the nine months ended September 30, 2011 we recorded a $5.3 million provision for loan losses related to our Royal Island loan.  We recognized impairment charges of $6.2 million related to Rio Salado, $5.1 million related to Frisco Square and $1.5 million related to Regency Center.  We also recognized condominium inventory impairment charges of $1.9 million and $4 million related to Chase - The Private Residences and Cordillera, respectively.  In addition, we recorded an impairment charge of $3.6 million related to 2603 Augusta which has been reclassified to discontinued operations.  For the year ended December 31, 2010, we recorded impairment charges of $27.2 million related to our interests in Crossroads, Regency Center, 2603 Augusta, Northpoint Central, our 30.38% unconsolidated interest in Royal Island, and a $5.7 million condominium impairment charge related to Chase–The Private Residences.  In addition, we recognized a provision to the reserve for loan losses of $7.1 million related to our Alexan Black Mountain note receivable for the year ended December 31, 2010.

  The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets.  This fair value estimate is considered Level 3 of the fair value hierarchy.  The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011 and the year ended December 31, 2010 ($ in thousands):

September 30, 2011	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(1)
Assets
Note receivable, net	$-	$-	$32,250	$32,250	$(5,342)
Land and improvements, net			2,987	2,987	(277)
Buildings and improvements, net	-	-	46,096	46,096	(6,349)
Real estate under development			13,470	13,470	(6,169)
Condominium inventory	-	-	30,340	30,340	(5,925)
Total	$-	$-	$125,143	$125,143	$(24,062)

(1)  Excludes $3.6 million in impairment loss of our discontinued operations that was disposed of as of the nine months ended September 30, 2011.
December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(1)
Assets
Note receivable, net	$-	$-	$2,540	$2,540	$(7,136)
Land			3,974	3,974	(376)
Buildings and improvements, net	-	-	32,573	32,573	(1,113)
Real estate intangibles, net			2,451	2,451	(81)
Condominium inventory	-	-	42,298	42,298	(5,674)
Investment in unconsolidated joint venture			14,226	14,226	(6,342)
Total	$-	$-	$98,062	$98,062	$(20,722)

(1) Excludes $16.5 million in impairment losses from one property disposed of as of the year ended December 31, 2010, and two properties included in discontinued operations as of September 30, 2011.

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

As of September 30, 2011 and December 31, 2010, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable of $303.7 million and $347.8 million as of September 30, 2011 and December 31, 2010, respectively, have a fair value of approximately $304.2 million and $348.4 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets.

The fair value estimates presented herein are based on information available to our management as of September 30, 2011 and December 31, 2010.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

6.	Real Estate Investments

As of September 30, 2011, we wholly owned 10 properties (including one property held for sale) and consolidated four properties through investments in joint ventures and a consolidating interest in a note receivable joint venture.  We are the mezzanine lender for one multifamily property.  In addition, we have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents certain additional information about our consolidated properties as of September 30, 2011:

Property Name	Location	Approximate Rentable Square Footage	Description	Encumbrances (in thousands)		Ownership Interest	Year Acquired
Bent Tree Green	Dallas, Texas	138,000	3-story office building	$6,547		100%	2006
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	$11,400	(1)	100%	2006
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus	$11,813	(1)	100%	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	$14,250	(1)	100%	2007
Regency Center	Houston, Texas	157,000	6-story office building	$10,800	(1)	100%	2007
Northborough Tower	Houston, Texas	207,000	14-story office building	$20,701		100%	2007
Crossroads	San Diego, California	140,000	7-story office building	$26,673	(2)	100%	2008
Tanglewood at Voss	Houston, Texas	—	multifamily	$39,085		100%	2010
Santa Clara 700/750 Joint Venture	Santa Clara, California	306,000	2-building office complex	$25,000		100%	2007
Rio Salado Business Center	Phoenix, Arizona	—	development property	$318		100%	2007
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	$60,369		95%	2006
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property			94%	2007
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	$49,647		93%	2007
Becket House	London, England	46,000	long-term leasehold interest	$23,594		80%	2007

(1) These properties secure our Senior Revolving Credit Facility.
(2) On October 4, 2011, Crossroads was sold to an unaffiliated third party.  The proceeds of the sale were paid to the lender in full satisfaction of the outstanding debt.

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of September 30, 2011 and December 31, 2010 ($ in thousands):

		Carrying Value of Investment
Property Name	Interest	September 30, 2011	December 31, 2010
Royal Island	30.69%	$-	$14,226
GrandMarc at Westberry Place	50.00%	5,649	6,126
Santa Clara 800 Joint Venture	50.00%	14,623	14,974
Central Europe Joint Venture	47.27%	22,724	23,773
Total		$42,996	$59,099

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our investments in unconsolidated joint ventures as of September 30, 2011 and December 31, 2010 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows ($ in thousands):

	September 30,	December 31,
	2011	2010
Real estate assets, net	$254,989	$361,430
Cash and cash equivalents	7,731	22,941
Other assets	14,747	3,690
Total assets	$277,467	$388,061

Notes payable	$227,414	$234,472
Other liabilities	30,514	19,611
Total liabilities	257,928	254,083

Equity	19,539	133,978
Total liabilities and equity	$277,467	$388,061

For the three and nine months ended September 30, 2011, we recognized $2.3 million and $37.9 million, respectively, of equity in losses.  For the three and nine months ended September 30, 2010, we recognized $2.5 million and $4.1 million, respectively, of equity in losses.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three and nine months ended September 30, 2011 and 2010 as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$5,050	$5,975	$15,316	$18,386

Operating expenses:
Operating expenses	7,450	2,793	11,992	5,569
Property taxes	376	199	1,008	610
Total operating expenses	7,826	2,992	13,000	6,179

Operating income	(2,776)	2,983	2,316	12,207

Non-operating expenses:
Depreciation and amortization	2,261	2,430	6,310	7,138
Interest and other, net	1,699	6,887	116,487	14,689
Total non-operating expenses	3,960	9,317	122,797	21,827

Net loss	$(6,736)	$(6,334)	$(120,481)	$(9,620)

Company's share of net loss	$(2,346)	$(2,491)	$(37,869)	$(4,074)

Held for Sale

As of September 30, 2011, our Crossroads property was classified as held for sale.  On October 4, 2011, we completed the sale of Crossroads to an unaffiliated third party.  We had no properties classified as held for sale at December 31, 2010.

7.	Variable Interest Entities

GAAP requires the consolidation of variable interest entities (“VIEs”) in which an enterprise has a controlling financial interest.  A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Based on our evaluation, we have determined that the entity meets the criteria of a VIE but that we are not the primary beneficiary because we do not have the power to direct the activities of Royal Island that most significantly affect the entity’s economic performance.  The power to direct these activities resides with the general partner.  Accordingly, we do not consolidate the Royal Island entity and instead account for our equity investment under the equity method of accounting.  At September 30, 2011, there was approximately $31.7 million in real estate assets related to Royal Island.

In the second quarter of 2011, the equity method losses exceeded the investment balance in Royal Island.  As a result, our investment in Royal Island was reduced to zero as of September 30, 2011 and the equity method losses that exceeded the investment balance were treated as a reduction in the note receivable.

At September 30, 2011 and December 31, 2010, our recorded investment in unconsolidated VIEs and our maximum exposure to loss were as follows ($ in thousands):

As of September 30, 2011
	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
Alexan Black Mountain (1)	$-	$2,540
Royal Island (2)	-	31,353
	$-	$33,893

As of December 31, 2010
	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
Alexan Black Mountain (1)	$-	$2,540
Royal Island (2)	14,226	59,807
	$14,226	$62,347

(1)   We are a mezzanine lender to Alexan Black Mountain, which has been determined to be a VIE. We do not have an equity investment in Alexan Black Moutain.  Our maximum exposure to loss is limited to the net outstanding balance of the note receivable for Alexan Black Mountain. Prior to January 1, 2010, we consolidated Alexan Black Mountain.

(2) Our maximum exposure to loss for Royal Island is limited to our equity investment in the unconsolidated VIE of $14.2 million as of December 31, 2010, plus the outstanding balance of our Royal Island notes receivable of $31.4 million and $45.6 million as of September 30, 2011 and December 31, 2010, respectively.

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

Based upon current information, it is probable that we will be unable to collect all amounts due according the terms of the loan agreement.  The forbearance agreement that allowed the general partner and other interest parties time to raise equity for development of the Royal Island property expired in the second quarter of 2011.  We believe the only source available to repay the loan is the underlying collateral.  During the second quarter of 2011, we evaluated the current fair value of the Royal Island development and recorded an impairment on the unconsolidated entity’s books.  The equity method losses at Royal Island for the second quarter of 2011 exceeded the investment balance.  In accordance with GAAP, equity method losses that exceeded our investment balance were recorded against the basis of other investments the investor had in Royal Island.  As such, the excess equity method losses of $19.6 million were recorded as a reduction in our note receivable through the equity in losses for unconsolidated joint ventures.  Additionally, we recorded $5.3 million as provision for loan losses against the allowance to record the note to the fair value of the underlying collateral.

At September 30, 2011, the balance of the note receivable was $31.4 million, net of the allowance.  Current market conditions with respect to credit availability and fundamentals within the real estate markets instill significant levels of uncertainty.  Accordingly, future adverse developments in market conditions would cause us to re-evaluate our conclusions regarding the collectability of our notes receivable and could result in material provisions for loan loss charges.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Notes Payable

The following table sets forth our consolidated notes payable at September 30, 2011 and December 31, 2010 ($ in thousands):

	Notes Payable as of		Interest	Maturity
Description	September 30, 2011	December 31, 2010	Rate	Date

Chase - The Private Residences	$-	$7,749
Crossroads	26,673	26,174	30-day LIBOR + 7.85%	(1)
Chase Park Plaza Hotel	60,369	77,474	30-day LIBOR + 4%(2)(3)	11/15/11
Frisco Square I, LLC (Land)	14,313	21,466	30-day LIBOR + 4.5%(2)(4)	01/28/12
Frisco Square II, LLC	7,610	7,783	30-day LIBOR + 3.5%(2)(4)	01/28/12
Frisco Square III, LLC	8,419	8,624	30-day LIBOR + 3.5%(2)(4)	01/28/12
Frisco Square IV, LLC	14,519	14,550	30-day LIBOR + 3.5%(2)(4)	01/28/12
Senior Secured Credit Facility	48,263	70,082	30-day LIBOR + 1.5% or Prime Rate (2)(5)	02/13/12
Bent Tree Green	6,546	6,674	3.45%	05/19/12
Frisco Square Theatre, LLC	4,785	3,691	30-day LIBOR + 4.5%(2)	07/28/12
Tanglewood at Voss	39,085	39,415	30-day LIBOR + 4% (2)	08/20/12
Becket House(6)	23,596	18,101	90-day LIBOR + 2.5%(7)	12/31/12
			15%(8)
Santa Clara 700/750 Joint Venture	20,000	20,000	4.75% + Greater of 1% or 30-day LIBOR(2)	06/09/13
Santa Clara 700/750 Joint Venture Mezzanine	5,000	5,000	8.5% + Greater of 1% or 30-day LIBOR(2)	06/09/13
Rio Salado	318	-	12.0%	09/15/14
Northborough Tower	20,701	21,042	5.67%	01/11/16
Royal Island	3,471	-	15.00%	10/10/16

	$303,668	$347,825

(1)	On October 4, 2011, Crossroads was sold to an unaffiliated third party. The net proceeds of the sale were paid to the lender in full satisfaction of the outstanding debt.

(2)	30-day London Interbank Offer Rate (“LIBOR”) was 0.239% at September 30, 2011.

(3)
We are currently working with a new lender to replace the existing loan.  On November 15, 2011, we anticipate that we will pay off the existing loan balance of the Chase Park Plaza Hotel loan and replace the existing debt with new debt.

(4)	The interest rate for each of the Frisco Square loans will increase by .50% on October 28, 2011 because we did not meet the lender requirement of having $10 million of sales contracts in place.

(5)	Prime rate was 3.25% at September 30, 2011.

(6)	Becket House has three loans.

(7)	90-day LIBOR was 0.374% at September 30, 2011.

(8)	Rate for junior loan.

Our notes payable balance was $303.7 million at September 30, 2011 as compared to $347.8 million at December 31, 2010 and consisted of borrowings and assumptions of debt related to our property acquisitions and our borrowings under our $75 million senior secured credit facility.  Each of our notes payable is collateralized by one or more of our properties.  At September 30, 2011, our notes payable interest rates ranged from 1.7% to 15%, with a weighted average interest rate of approximately 4%.  Of our $303.7 million in notes payable at September 30, 2011, $272.6 million represented debt subject to variable interest rates.  At September 30, 2011, our notes payable had maturity dates that ranged from November 2011 to October 2016.  We have unconditionally guaranteed payment of the notes payable related to Northborough Tower, Bent Tree Green, Tanglewood at Voss, Chase Park Plaza Hotel and Frisco Square.

On September 1, 2011, we signed a purchase and sale agreement for the sale of Crossroads.  On September 30, 2011, the lender agreed to accept the net sales proceeds of $26.1 million as full payment of the outstanding debt of $26.7 million.  On October 4, 2011, the property was sold to an unaffiliated third party, and the net proceeds from the sale of Crossroads were paid to the lender in full satisfaction of the outstanding debt.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Additionally, our notes payable related to Chase Park Plaza Hotel, Frisco Square I, II, III and IV, the senior secured credit facility, Bent Tree Green, Frisco Square Theatre and Tanglewood at Voss all mature within the next twelve months.  We are currently working with a new lender to replace the existing Chase Park Plaza Hotel loan.  We have an agreement with the new lender and anticipate that we will pay off the existing loan balance of the Chase Park Plaza Hotel loan and replace the existing debt with new debt on November 15, 2011.  We are working with our lenders to either extend the maturity dates of the other loans or refinance the loans under different terms.  We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, including transferring legal possession of the property to the lender.

We are not in compliance with covenants related to Becket House, Bent Tree Green, Frisco Square, Chase Park Plaza Hotel and our senior secured credit facility.  The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan.  We currently do not have a hedge in place.  This is not an event of default unless the lender provides notification and requires us to purchase the hedge.  The Bent Tree Green loan requires a debt service coverage ratio that the property does not meet as of September 30, 2011.  Under the Bent Tree Green loan agreement, we have a 120 day period to cure the deficiency.  We are working with the lender to cure the deficiency within the time frame allowed by obtaining new tenant leases and are in discussions with the lender for additional time to cure the deficiency.

Loan covenants related to Frisco Square, Chase Park Plaza Hotel and the senior secured credit facility include covenants that require us to maintain a tangible net worth of $242 million.  As of September 30, 2011, our tangible net worth is $228 million.  We are working with the lenders to waive the events of noncompliance or modify the covenant so that we are in compliance.  However, there is no assurance that the lenders will agree to waive the events of noncompliance or to modify the covenant and may pursue their rights and remedies under the loan agreement.

Becket House

We executed an agreement with the senior lender effective as of February 18, 2011 to bifurcate the loan into two new loans consisting of an A loan of £8 million ($12.9 million) and a B loan of £3.7 million ($6 million).  We also executed an agreement with an unaffiliated third party to provide up to £4 million ($6.5 million) in additional financing (the “Junior Loan”).  The B loan and Junior Loan have essentially the same terms and are subordinate to the A loan.  The A loan, B loan and Junior Loan will mature on December 31, 2012.  At September 30, 2011, the cumulative outstanding principal balance of the Becket House loans was $23.6 million.  At December 31, 2010, the outstanding balance of the Becket House loans was $18.1 million.

Credit Facility

In February 2008, we entered into a senior secured credit facility providing for up to $75 million of secured borrowings.  The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit.  We have unconditionally guaranteed payment of the senior secured credit facility.  The availability of credit under the senior secured credit facility is limited by the terms of the credit agreement.  As of December 31, 2010 and September 30, 2011, the maximum availability under the senior secured credit facility was fully utilized.  Effective February 13, 2011, we reached an agreement with the lenders of the senior secured credit facility to extend the maturity date of the loan from February 13, 2011 to February 13, 2012.  The loan extension required a principal payment of $0.7 million.  On April 26, 2011, we made a principal payment of $4 million from the proceeds of the sale of 12600 Whitewater.  On June 30, 2011, we made a principal payment of $17.1 million from the proceeds of the sale of 2603 Augusta.  The credit facility balance is $48.3 million as of September 30, 2011.

Royal Island

In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan (the “Debt LP Loan”) for the purpose of preserving and protecting the collateral securing the bridge loan.  The Debt LP Loan bears interest at 15% per annum.  Payments are due from proceeds from sales or refinancing of the project or from other payments received on the bridge loan.  The Debt LP Loan matures at the earliest of (a) the date that the cash proceeds from sales of the collateral or refinancing of the bridge loan repay all accrued principal and interest outstanding, (b) five years from the date of foreclosure of the project, or (c) October 10, 2016.  The Debt LP Loan would be converted to limited partnership interest in Royal Island L.P. as part of any recapitalization of Royal Island.  As of September 30, 2011, the outstanding balance of the Debt LP Loan was $3.5 million.  We had not entered into the Debt LP Loan as of December 31, 2010.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Frisco Square

On August 31, 2011, effective as of August 28, 2011, we, through wholly owned subsidiaries of our operating partnership, entered into a Modification and Extension Agreement (the “Frisco Square Loan Extension”) with the Frisco Square lenders for the five loan tranches associated with Frisco Square to extend the maturity date of the Frisco Square loans to January 28, 2012.  The interest rates for the five separate tranches of the Frisco Square Loan Extension were unchanged from the terms of the original Frisco Square loans, subject to the lender condition that if less than $10 million of lender approved sales contracts were in place by October 28, 2011, the interest rates for each tranche within the Frisco Square Loan Extension would increase by 50 basis points.  As of October 28, 2011, $10 million of lender approved sales were not in place.  The Frisco Square Loan Extension requires that a principal payment of $0.2 million be made each month and that all excess cash flow after interest and required amortization is placed into a restricted deposit account and held as additional collateral.  As a result of the Frisco Square Loan Extension, we have unconditionally guaranteed payment of the Frisco Square loans. The Frisco Square Loan Extension may be extended for an additional six months, upon meeting certain lender requirements.  As of November 14, 2011, we do not believe that we will have the necessary sales contracts in place to meet the lender requirements necessary to extend the loans for the additional six months.

Chase–The Private Residences

In September 2011, the loan for Chase–The Private Residences was fully repaid through proceeds from condominium sales.  Under the prospective new loan with a new lender, future proceeds from condominium sales will be used to pay down the Chase Park Plaza Hotel loan until certain covenants are met.

Rio Salado

On September 15, 2011, Behringer Harvard Rio Salado, LLC secured a $3.6 million loan for the purpose of completing certain infrastructure-related projects at Rio Salado.  The loan bears interest at 12% and matures on September 15, 2014.  The principal balance of the loan was $0.3 million as of September 30, 2011.  We had not entered into the loan as of December 31, 2010.

The following table summarizes our aggregate contractual obligations for principal payments as of September 30, 2011 ($ in thousands):

Principal Payments Due:
October 1, 2011 - December 31, 2011	$87,722
2012	138,556
2013	53,637
2014	680
2015	382
Thereafter	21,972
Unamortized premium	719

$303,668

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

In August 2010, we entered into two new interest rate cap agreements related to the debt on our Santa Clara 700/750 buildings.  In July 2010, our foreign currency put/call option related to Central Europe Joint Venture expired.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at September 30, 2011 and December 31, 2010.  We had no derivative instruments classified as liabilities as of September 30, 2011 or December 31, 2010.  During the nine months ended September 30, 2011, we recorded an unrealized loss of less than $0.1 million to accumulated other comprehensive income (“AOCI”) in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at September 30, 2011.  During the nine months ended September 30, 2010, we recorded an unrealized gain of $0.4 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at September 30, 2010.

 The following table summarizes the notional values of our derivative financial instruments.  The notional values provide an indication of the extent of our involvement in these instruments, but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value (in thousands)	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Cash Flow Hedges
Interest rate cap - Santa Clara 700/750	$20,000	4.00%	June 15, 2013	$-
Interest rate cap - Santa Clara 700/750	$5,000	4.00%	June 15, 2013	$1

The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 ($ in thousands).

		Asset Derivatives
	Balance Sheet Location	Fair Value at September 30, 2011	Fair Value at December 31, 2010
Derivatives designated as hedging instruments:

Interest rate derivative contracts	Accrued and other liabilities	$1	$37

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations as of September 30, 2011 and 2010 ($ in thousands).

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Interest rate	$(2)	$(336)	$-	$617

(1)  Amounts related to interest rate derivative contracts are included in interest expense.

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest rate	$(34)	$383	$-	$662

(1)  Amounts related to interest rate derivative contracts are included in interest expense.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Derivatives in Net Investment Hedging Relationships
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Foreign exchange	$-	$(2)	$-	$-	$-	$-

(1)	We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Foreign exchange	$-	$(10)	$-	$-	$-	$-

(1)	We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

Derivatives Not Designated as Hedging Instruments

	Location of Gain	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	or (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized in	2011	2010	2011	2010
Interest rate derivative contract	Interest expense	$-	$(43)	$-	$343

Credit risk and collateral

Our credit exposure related to interest rate and foreign currency derivative instruments is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreement with the counterparty related to our interest rate caps of the Santa Clara 700/750 buildings, cash deposits may be required to be posted by the counterparty whenever their credit rating falls below certain levels.  At September 30, 2011, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.

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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In early 2011, the Advisor and the Company, through members of its audit committee, considered and discussed the application of certain fee and expense reimbursement provisions contained in the advisory management agreement.  To clarify the calculation of these fees and expense reimbursements and to, among other things, revise the calculation of the debt financing fee that may be paid to the Advisor, we entered into the Second Amended and Restated Advisory Management Agreement (the “Amended Agreement”) with our Advisor on May 13, 2011.  The Amended Agreement is effective as of December 31, 2010.

We pay Behringer Harvard Opportunity Advisors I an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate and real estate related assets.  The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the month.  For the nine months ended September 30, 2011 and 2010, we expensed $4.2 million and $4.5 million, respectively, of asset management fees.  Amounts include asset management fees from discontinued operations.

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan.  Under the Amended Agreement, our obligation to reimburse the Advisor for acquisition expenses is no longer limited to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced (including expenses paid or incurred prior to amendment of the advisory management agreement).  For the nine months ended September 30, 2011, we expensed $0.2 million in acquisition and advisory fees.  Behringer Harvard Opportunity Advisors I did not earn acquisition and advisory fees or acquisition expense reimbursements in the nine months ended September 30, 2010.

Under the Amended Agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the Amended Agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the Amended Agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount.  Under the previous agreement, the Advisor was entitled to a fee of 1% of the loan commitment amount regardless of the length of the extension.  For the nine months ended September 30, 2011 and 2010, we incurred $0.5 million and $0.2 million, respectively, in debt financing fees.

We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive officers.  For the nine months ended September 30, 2011 and 2010, we expensed costs for administrative services of $1.3 million and $1.4 million, respectively.

We pay HPT Management Services LLC, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our Advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  In the nine months ended September 30, 2011 and 2010, we expensed property management fees or oversight fees of $0.7 million and $1.2 million, respectively.
The Company has obtained a $2.5 million loan from our Advisor to further bridge the Company’s short-term liquidity needs.  The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) the second anniversary of the date of the note, (ii) the termination without cause of the advisory agreement, or (iii) the termination without cause of the property management agreement.  The balance on the loan at September 30, 2011 was $1.5 million.  The loan did not exist as of December 31, 2010.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2011, we had a payable to our Advisor and its affiliates of $5.3 million.  This balance consists of accrued and deferred fees during 2011, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees, a loan of $1.5 million and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.  At December 31, 2010, we had a payable to our Advisor and its affiliates of $0.9 million.

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

On September 26, 2011, we, through a wholly-owned subsidiary of our operating partnership, entered into a lease agreement with Behringer Harvard REIT I, Inc., a real estate investment program sponsored by our sponsor Behringer Harvard Holdings LLC, for approximately 14,500 rentable square feet at Bent Tree Green.  The lease commenced on November 1, 2011 for a 66-month term (the first six months of which are free rent) with scheduled rent increases every 12 months.  The Company’s management and board of directors determined that the lease was fair and reasonable to the Company and on terms and conditions that are no less favorable to the Company than can be obtained from unaffiliated third parties for comparable transactions or services in the same location.

13.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Nine months ended September 30,
	2011	2010
Supplemental disclosure:
Interest paid, net of amounts capitalized	$10,380	$9,487

Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$77	$42
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$90	$2,422
Contribution of notes receivable and accrued interest by noncontrolling interest holder	$8,607	$-
Amortization of deferred financing fees in properties under development	$-	$56
Common stock issued in distribution reinvestment plan	$925	$4,745
Capitalized deferred financing costs in accrued liabilities	$521	$-

14.	Sales of Real Estate

On January 12, 2011, we sold 4.77 acres of land that was a part of our Frisco Square investment to an unaffiliated third party for approximately $6 million.  We used the net proceeds of approximately $5.7 million to pay down the principal balance of the Frisco Square notes payable.  On April 26, 2011, we sold 12600 Whitewater to an unaffiliated third party for $9.6 million.  We used approximately $4 million of the proceeds to pay down our senior secured credit facility and received net proceeds of approximately $5 million.  On June 30, 2011, we sold 2603 Augusta to an unaffiliated third party for $24 million.  We used approximately $17.1 million of the proceeds to pay down our senior secured credit facility.  We received net proceeds of approximately $6.3 million.  On October 4, 2011, we sold Crossroads to an unaffiliated third party.  The net proceeds of $26.1 million from the sale of Crossroads were paid to the lender in full satisfaction of the outstanding debt.  During the nine months ended September 30, 2011, we sold 11 of the Chase – The Private Residences condominiums for total revenue of $8.3 million.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On August 17, 2010, we transferred ownership of our property, Ferncroft Corporate Center, to the lender associated with this property.  During the nine months ended September 30, 2010, we sold 13 of the Chase – The Private Residences condominiums for $26.2 million.

15.	Discontinued Operations and Real Estate Held for Sale

In August 2010, we transferred ownership of our property, Ferncroft Corporate Center, to the lender associated with this property.  In April 2011, we completed the sale of 12600 Whitewater to an unaffiliated third party.  In June 2011, we completed the sale of 2603 Augusta to an unaffiliated third party.

As of September 30, 2011, our Crossroads property was classified as held for sale.  On October 4, 2011, we completed the sale of Crossroads to an unaffiliated third party.  We had no properties classified as held for sale at December 31, 2010.

We have reclassified the results of operations for these properties into discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010.  The results of these properties are classified as discontinued operations in the accompanying condensed consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2011 and 2010 and summarized in the following table ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues
Rental revenue	$720	$2,319	$4,254	$8,016

Expenses
Property operating expenses	291	1,012	1,471	3,476
Bad debt expense	-	1	-	1
Interest expense	547	592	1,061	2,036
Real estate taxes	37	372	473	1,194
Impairment charge	-	8,120	3,629	12,350
Property management fees	29	92	163	350
Asset management fees	64	176	339	563
Depreciation and amortization	270	1,096	1,726	3,599
Total expenses	1,238	11,461	8,862	23,569

Interest income	-	-	2	1
Other expense	-	-	-	-
Loss on debt extinguishment	-	(2,253)	-	(2,253)
Gain on sale of real estate property	8	-	1,224	-

Income (loss) from discontinued operations	$(510)	$(11,395)	$(3,382)	$(17,805)

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

As of September 30, 2011, we were invested in 20 assets including ten wholly-owned properties, four consolidated properties through investments in joint ventures and a consolidating interest in a note receivable joint venture.  In addition, we are the mezzanine lender for one multifamily property.  During the third quarter of 2011, we purchased the remaining interest in the Rio Salado property for a di minimis amount, bringing our interest in the property to 100% from approximately 99%.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, California, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

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

Our management is continually reviewing its overall business plan and revising the strategies necessary to maximize liquidity for the Company and its stockholders. To that end, management has identified three distinct sub-portfolios of our investments: a near-term disposition portfolio, a mid-term disposition portfolio and a long-term disposition portfolio. Properties are assigned to and may shift among sub-portfolios based on changes in market conditions, property performance, debt maturities, required capital expenditures or other factors. The near-term disposition portfolio is currently comprised of two properties that offer the best opportunity for disposition in 2011. We believe that the majority of the net proceeds from sales occurring in 2011 will be used to provide liquidity to refinance maturing debt, cover operating expenses, and make enhancements to portfolio properties in cases where additional investment makes sense for maximizing total stockholder value. The mid-term disposition portfolio is currently comprised of twelve properties that are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process. As several of the properties stabilize, they may require additional time and capital resources to lease up vacancy, retain key tenants, create value through reinvestment, or sell condominium units or land parcels before their ultimate disposition. The remaining properties in the mid-term portfolio have stabilized and may be refinanced, providing us with more flexibility as to the timing of their dispositions. We anticipate completing these strategies in the 2011 – 2013 timeframe. The long-term liquidation portfolio is currently comprised of four development projects and two notes receivable, and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types. It is possible that the Company will invest enough additional capital in two of these sites to make them attractive to market to other developers rather than completing the original development plan. Due to the nature of these various portfolios, we believe that special distributions to our stockholders may occur in the future. However, there can be no assurance that future dispositions will occur, or, if they occur, that they will help us to meet our liquidity demands.

Liquidity Demands

The U.S., European and global economies continue to experience the effects of the significant downturn that began more than three years ago.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence and impact unemployment rates.  While it is unclear when the overall economy will fully recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future.  The primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity.  The disposal of our properties will be subject to these economic factors, including the ability of potential purchasers to access capital debt financing.

Our financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as the company proceeds through its disposition phase.   If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.

    Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements), certain ongoing costs at our development properties, Company operating expenses, special distributions as they are declared and interest and principal on our outstanding indebtedness.  We expect to fund a portion of these demands by using cash flow from operations of our current investments and borrowings. Additionally, we will use proceeds from our strategic asset sales.

To bridge the Company’s liquidity needs until these asset sales occur, in January 2011, the Company obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. Also in January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon.  The total deferred fees and expenses at September 30, 2011 was $3 million.  No such deferral existed as of December 31, 2010.

The Company has also obtained a $2.5 million loan from our Advisor to further bridge the Company’s liquidity needs.  The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) the second anniversary of the date of the note, (ii) the termination without cause of the advisory agreement or (iii) the termination without cause of the property management agreement.  The balance on the loan at September 30, 2011 was $1.5 million.  As we entered into the loan in the first quarter of 2011, there was no balance as of December 31, 2010.

On August 31, 2011, effective as of August 28, 2011, we, through wholly owned subsidiaries of our operating partnership, entered into a Modification and Extension Agreement (the “Frisco Square Loan Extension”) with the Frisco Square lenders for the five loan tranches associated with Frisco Square to extend the maturity date of the Frisco Square loans to January 28, 2012.  The interest rates for the five separate tranches of the Frisco Square Loan Extension were unchanged from the terms of the original Frisco Square loans, subject to the lender condition that if less than $10 million of lender approved sales contracts were in place by October 28, 2011, the interest rates for each tranche within the Frisco Square Loan Extension would increase by 50 basis points.  As of October 28, 2011, $10 million of lender approved sales were not in place.  The Frisco Square Loan Extension requires that a principal payment of $0.2 million be made each month and that all excess cash flow after interest and required amortization is placed into a restricted deposit account and held as additional collateral.  The Frisco Square Loan Extension may be extended for an additional six months, upon meeting certain lender requirements.  As of November 14, 2011, we do not believe that we will meet the lender requirements to extend the Frisco Square Loan Extension for an additional six months.  We have unconditionally guaranteed payment of the Frisco Square loans.

We continually evaluate the Company’s liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  As indicated below, leases representing 20% of the Company’s annualized base rent will expire by the end of 2012.  In the normal course of business, the Company is pursuing renewals, extensions and new leases.  If the Company is unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect the Company’s ability to fund its ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period.  Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  As of September 30, 2011, 63% and 14% of our 2011 base rent was derived from tenants in Texas and California, respectively, and 23%, 16% and 11% of our lease agreements at the office and industrial properties we consolidate on our financial statements were concentrated in the professional, scientific and technical services industry, other services (except for public administration) industry, and finance and insurance industry, respectively.

Portfolio Lease Expirations

The following table presents lease expirations at our consolidated office and industrial properties as of September 30, 2011 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized(1) Base Rent	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring

2011	17	$3,744	13%	128,506	9%
2012	17	1,925	7%	103,123	7%
2013	18	4,490	15%	281,786	19%
2014	14	1,864	6%	79,041	5%
2015	11	1,622	6%	90,093	6%
Thereafter	34	15,448	53%	802,125	54%

Total	111	$29,093	100%	1,484,674	100%

(1) Annualized Base Rent represents contractual base rental income on a GAAP straight line adjustment basis from the time of our acquisition, without consideration of tenant contraction or termination rights.  Tenant reimbursements generally include payment of real estate taxes, operating expenses, common area maintenance and utility charges.

Geographic Diversification

The following table shows the geographic diversification of our real estate portfolio for those developed properties we consolidate on our financial statements for the nine months ended September 30, 2011 ($ in thousands):

Location	September 30, 2011 Revenue(1)(2)	Percentage of September 30, 2011 Revenue
Texas	$19,477	63%
California	4,150	14%
Colorado	3,608	12%
Missouri	2,950	10%
International	339	1%
	$30,524	100%

(1) Other than Cordillera, which represented 12% of our September 30, 2011 revenue, Frisco Square, which represented 12% of our September 30, 2011 revenue, Tanglewood at Voss which represented 11% of our September 30, 2011 revenue, and Northborough, which represented 11% of our September 30, 2011 revenue, no other single property represented more than 10% of our September 30, 2011 revenue. No single tenant represented more than 10% of our 2011 revenue.  As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics.  Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, condominium and land held for development.

(2) September 30, 2011 Revenue represents contractual base rental income of our office and industrial properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights.

Please see Note 3 to the Consolidated Financial Statements for information regarding how geographic concentration may be considered in the evaluation of our investments for impairment.

Tenant Diversification

The following table shows the tenant diversification of our real estate portfolio for those office and industrial properties that we consolidate on our financial statements as of September 30, 2011.  In addition, we have approximately 400 leases at our multifamily property.  These multifamily leases are cancelable and short-term in nature.  We have no industry breakdown of the tenants associated with these leases, therefore, the leases are not reflected in the table below.

Tenant Diversification	Leases at September 30, 2011	Percentage of September 30, 2011 Leases
Professional, Scientific & Technical Services	25	23%
Other Services (except Public Administration)	18	16%
Finance & Insurance	12	11%
Accommodation & Food Services	10	9%
Manufacturing	9	8%
Retail Trade	7	6%
Real Estate & Rental & Leasing	6	5%
Health Care & Social Assistance	4	4%
Management of Companies & Enterprises	4	4%
Utilities	3	3%
All Other	13	11%
	111	100%

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

During the nine months ended September 30, 2011, we sold 11 of the Chase – The Private Residences condominiums for $8.3 million.  The proceeds were used to fully repay the principal balance of the Chase – The Private Residences loan.  Under the prospective new loan with a new lender, future proceeds from condominium sales will be used to pay down the Chase Park Plaza Hotel loan until certain covenants are met.

On September 1, 2011, we signed a purchase and sale agreement for the sale of Crossroads.  On September 30, 2011, the lender agreed to accept the net proceeds of $26.1 million as full payment of the outstanding debt of $26.7 million.  On October 4, 2011, the property was sold to an unaffiliated third party.  The net proceeds from the sale of Crossroads were paid to the lender in full satisfaction of the outstanding debt.

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

Debt Financings

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility discussed below.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2011.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period(1)
	October 1, 2011 - December 31, 2011	2012	2013	2014	2015	After 2015	Total

Principal payments - fixed rate debt	$259	$45,812	$341	$679	$382	$21,972	$69,445

Interest payments - fixed rate debt	946	3,124	1,684	1,654	1,604	970	9,982

Principal payments - variable rate debt	87,463	92,744	53,296	-	-	-	233,503

Interest payments - variable rate debt (based on rates in effect as of September 30, 2011)	1,684	3,692	882	-	-	-	6,258

Total	$90,352	$145,372	$56,203	$2,333	$1,986	$22,942	$319,188

(1) Does not include approximately $0.7 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.

The table below provides information regarding our notes payable with scheduled maturities in the twelve months following September 30, 2011, along with extension options, if available.  Available extension options that are associated with the notes payable listed below are subject to certain conditions as required under the respective loan agreements ($ in thousands).

Description	Balance at September 30, 2011	Maturity Date	Extension Options	Recourse to the Company
Crossroads	$26,673	(1)	(1)	100%
Chase Park Plaza Hotel	60,369	11/15/11(2)	One six-month option	100%
Frisco Square I, LLC (Land)	14,313	01/28/12	One six-month option	100%
Frisco Square II, LLC	7,609	01/28/12	One six-month option	100%
Frisco Square III, LLC	8,419	01/28/12	One six-month option	100%
Frisco Square IV, LLC	14,519	01/28/12	One six-month option	100%
Senior Secured Revolving Credit Facility	48,262	02/13/12	none	100%
Bent Tree Green	6,546	05/19/12	Two one-year options	100%
Frisco Square Theatre, LLC	4,785	07/28/12	One one-year option	100%
Tanglewood at Voss	39,085	08/20/12	One one-year option	100%

Total due in next twelve months	$230,580

(1)	On October 4, 2011, Crossroads was sold to an unaffiliated third party. The proceeds of the sale were paid to the lender in full satisfaction of the outstanding debt.
(2)
We are currently working with a new lender to replace the existing loan.  On November 15, 2011, we anticipate that we will pay off the existing loan balance of the Chase Park Plaza Hotel loan and replace the existing debt with new debt.

With respect to our debt due in the next twelve months, we are working with our lenders to either extend the maturity dates of the loans or refinance the loans under different terms.  We are currently working with a new lender to replace the existing Chase Park Plaza Hotel loan.  On or before November 15, 2011, we anticipate that we will pay off the existing loan balance of the Chase Park Plaza Hotel loan and replace the existing debt with new debt, however, there is no guarantee that these events will occur.

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

Each of our loans is secured by one or more of our properties.  At September 30, 2011, our notes payable interest rates ranged from 1.7% to 15%, with a weighted average interest rate of 4%.  Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough Tower and Frisco Square investments require monthly payments of both principal and interest.  The Chase Park Plaza Hotel loan requires quarterly principal payments of $375,000.  At September 30, 2011, our notes payable had maturity dates that ranged from November 2011 to October 2016.

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

Market Outlook

At the beginning of the third quarter of 2011, the U.S. economy was weighed down with concerns over the U.S. debt ceiling and financial conditions in the European Union.  While these issues still remain unresolved and many economists are still split on whether the U.S. is headed for a double-dip recession, key economic fundamentals and analysts are now  pointing to less of a risk of a 2008 level recession, and more towards a longer period of moderate, uneven growth. During the third quarter, GDP growth was reported at 2.5%, with slight declines in unemployment benefits and slight increases in consumer spending and equipment and software expenditures, which while far less than levels needed for a full recovery, were positive and not declining. Further, reports that the European Union was close to a solution to recapitalize European banks indicated more optimism that a severe world-wide recession would be averted.

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

The hospitality industry is beginning to see early signs of a recovering economy.  Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 58.9% in the third quarter of 2010 to 66.5% in the third quarter of 2011.  The national overall Average Daily Rate has also risen, from $97.89 in the third quarter of 2010 to $102.96 in the third quarter of 2011.  This positive growth in the hospitality industry is expected to continue.

Although a slower U.S. economy may provide some resistance, primarily with respect to overall job growth, the favorable demand/supply fundamentals present in multifamily investments should still support reasonable growth. On the demand side, the demographics for the targeted multifamily renter, the age group from 20 to 34 years old, are still positive in the sector. This group is growing in size and while the other age segments have experienced employment declines, their aggregate employment has increased. Further, while this age group in previous economic cycles experienced increasing single family home ownership, higher credit standards for single family mortgages and more reluctance to commit to home ownership are currently leading to more rental demand. At the same time on the supply side, developments of new multifamily communities decreased substantially since 2008, such that supply has not been keeping up with demand. We believe that this demand will lead to increased development activity; however, since high quality multifamily developments can take 18 to 36 months to entitle, permit and construct, we believe there is, even in the most aggressive outlook, a continued window of limited supply. Accordingly, many analysts are still projecting continued multifamily rental growth, albeit at a slower pace. However, multifamily performance is highly correlated with job and income growth.  While the factors noted above should position the multifamily sector to perform better in a slow growth environment, eventually the multifamily sector will need stronger employment to maintain rental growth.

Current interest rates and the availability of multifamily financing are also favorable factors in the multifamily sector.  Five and ten year treasury rates have declined approximately 1% from their rates at December 31, 2010 to September 30, 2011. Competition for multifamily financing, particularly high quality, stabilized communities such as ours, has also added to the favorable financing environment. In addition to government sponsored entities, insurance companies and commercial banks have been aggressive lenders in the multifamily sector. While there is a risk that a downgrade of the U.S. credit rating could reverse these trends, thus far this has not occurred and with the international support provided U.S. treasuries, both during and after the debt ceiling debate, and announcements that many treasury holders would not be required to sell their positions, it would seem to indicate a more limited disruption than originally discussed.

We have several projects in various stages of development including industrial, land and condominiums.  We are continuing to evaluate performing any further substantive development activities on these projects for the near term. At Rio Salado, our 65-acre industrial land project in Phoenix, Arizona, we intend to finish the balance of the infrastructure work and begin to actively market sites for sale or development.

Results of Operations

As of September 30, 2011, we were invested in 20 assets including ten wholly-owned properties (including one asset held for sale), four properties consolidated through investments in joint ventures and a consolidated interest in a note receivable joint venture.  During the third quarter of 2011, we purchased the remaining interest in the Rio Salado property, bringing our interest in the property to 100% from approximately 99%.  In addition, we are the mezzanine lender for one multifamily property.  We also have noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, California, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

As of September 30, 2010, we had invested in 22 assets including ten wholly owned properties and six consolidated properties through investments in joint ventures.  In addition, we were the mezzanine lender for one multifamily property.  We also had noncontrolling, unconsolidated ownership interests in four properties and one investment in a joint venture consisting of 22 properties that was accounted for using the equity method.

Three months ended September 30, 2011 as compared to three months ended September 30, 2010 ($ in thousands)

Continuing Operations

Revenues.  Our total revenues increased by $5.6 million to $17.6 million for the three months ended September 30, 2011.  The change in revenues is primarily due to:

•	increase in rental revenue of $0.9 million to $10.5 million for the three months ended September 30, 2011 compared to $9.6 million for the three months ended September 30, 2010; and

•
an increase in condominium sales of $4.6 million to $5.3 million for the three months ended September 30, 2011 compared to $0.7 million for the three months ended September 30, 2010.  We sold five condominium units at Chase – The Private Residences in the three months ended September 30, 2011 as compared to one unit sold during the three months ended September 30, 2010.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at Chase – The  Private Residences, for the three months ended September 30, 2011 was $5.4 million as compared to $0.8 million for the three months ended September 30, 2010.  We closed on the sale of five condominium units at Chase – The Private Residences during the three months ended September 30, 2011.  We closed on the sale of one condominium unit during the three months ended September 30, 2010.

Interest Expense.  For the three months ended September 30, 2011, we recognized $4.4 million in interest expense as compared to $3.5 million for the three months ended September 30, 2010.  The increase is primarily related to the consolidation of the Tanglewood at Voss note payable, the increase in the note payable balance related to the Becket House property improvements and an increase in the cumulative weighted average interest rate for our notes payable from 3.4% as of September 30, 2010 to 4% as of September 30, 2011.

Impairment charge.  For the three months ended September 30, 2011, we recognized impairment charges related to Rio Salado of $6.2 million, related to Frisco Square of $5.1 million and related to Regency Center of $1.5 million.  For the three months ended September 30, 2010, we recognized impairment charges totaling $12.9 million related to The Private Residences – Chase Park Plaza, and to our 30.38% unconsolidated joint venture interest in Royal Island.

Discontinued Operations and Held for Sale

Gain (loss) from discontinued operations.  In August 2010, we transferred ownership of Ferncroft Corporate Center to the lender associated with the property.  On April 26, 2011 we completed the sale of 12600 Whitewater to an unaffiliated third party.  On June 30, 2011 we completed the sale of 2603 Augusta to an unaffiliated third party.  On September 30, 2011, our Crossroads property was classified as held for sale.  On October 4, 2011, we completed the sale of Crossroads to an unaffiliated third party. We had no properties classified as held for sale at either September 30, 2010 or December 31, 2010.

Nine months ended September 30, 2011 as compared to nine months ended September 30, 2010 ($ in thousands)

Continuing Operations

Revenues.  Our total revenues decreased by $21.7 million to $43.2 million for the nine months ended September 30, 2011.  The change in revenues is primarily due to:

•
decrease in condominium sales of $17.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  We closed on the sale of 11 condominium units at Chase – The Private Residences at an average sales price of $0.8 million each during the nine months ended September 30, 2011.  We closed on the sale of 13 condominium units at an average sales price of $2 million each during the nine months ended September 30, 2010; and

•
no interest income from notes receivable was earned as of September 30, 2011 as compared to $6.4 million earned as of September 30, 2010.  The interest income from notes receivable for the nine months ended September 30, 2010 is due to interest received from the Royal Island borrowers and interest earned on the Tanglewood at Voss mezzanine loan.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at Chase – The  Private Residences, for the nine months ended September 30, 2011 was $8.4 million as compared to $26.7 million for the nine months ended September 30, 2010.  We closed on the sale of 11 condominium units at an average sales price of $0.8 million each at Chase – The Private Residences during the nine months ended September 30, 2011.  We closed on the sale of 13 condominium units at an average sales price of $2 million each during the nine months ended September 30, 2010.

Condominium inventory impairment.  We recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase-The Private Residences and a $4 million non-cash charge related to our condominium development at  Cordillera during the nine months ended September 30, 2011, due largely to the nationwide downturn in the housing and related condominium market that began during 2007 and has continued through 2011.  This downturn has resulted in lower than expected sales volume and reduced selling prices.  There were no impairment charges related to our condominium inventory for the nine months ended September 30, 2010.

Impairment charge.  For the nine months ended September 30, 2011, we recognized impairment charges related Rio Salado of $6.2 million, related to Frisco Square of $5.1 million and related to Regency Center of $1.5 million.  For the nine months ended September 30, 2010, we recognized impairment charges totaling $12.9 million related to The Private Residences – Chase Park Plaza, and to our 30.38% unconsolidated joint venture interest in Royal Island.

Provision for loan losses.  During the nine months ended September 30, 2011, we recorded a $5.3 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance the underlying collateral value.  During the nine months ended September 30, 2010, we recorded a $7.1 million provision for loan losses to reflect our current estimate of potential loan loss related to the Alexan Black Mountain mezzanine loan.

Equity in losses of unconsolidated joint ventures:  Our equity in losses of unconsolidated joint ventures increased by $33.8 million for the nine months ended September 30, 2011, primarily due to the impairment of the Royal Island assets.

Discontinued Operations and Held for Sale

Gain (loss) from discontinued operations.  In August 2010, we transferred ownership of Ferncroft Corporate Center to the lender associated with the property.  On April 26, 2011 we completed the sale of 12600 Whitewater to an unaffiliated third party.  On June 30, 2011 we completed the sale of 2603 Augusta to an unaffiliated third party.  On September 30, 2011, our Crossroads property was classified as held for sale.  On October 4, 2011, we completed the sale of Crossroads to an unaffiliated third party. We had no properties classified as held for sale at either September 30, 2010 or December 31, 2010.

Cash Flow Analysis

Cash provided by operating activities for the nine months ended September 30, 2011 was $20 million, and was comprised of the net loss of $85.1 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $17.9 million, an impairment charge of $22.3 million, provision for loan losses of $5.3 million, equity in losses of our unconsolidated joint venture of $37.9 million and change in condominium inventory of $23.1 million, primarily from the sale of the historic tax credits and cash provided by working capital and other operating activities of approximately $1.2 million, offset by the adjustment for gain on sale of real estate of $2.6 million.  Cash provided by operating activities for the nine months ended September 30, 2010 was $15.1 million and was comprised of the net loss of $54.7 million, a change in condominium inventory of $20 million, loss on troubled debt restructuring of $5 million, loss on debt extinguishment of $2.3 million, provision for loan losses of $7.1 million, impairment charges of $25.3 million, equity in losses of $4.1 million and depreciation and amortization expense, including amortization of deferred financing fees of $17.4 million, offset by the adjustment for gain on sale of real estate of $3.9 million and cash used in working capital and other operating activities of $7.5 million.

Cash provided by investing activities for the nine months ended September 30, 2011 was $25.6 million and was comprised of proceeds from the sale of real estate of $38.2 million and proceeds from notes receivable repayments of $0.4 million.  This was offset by cash for expenditures for real estate under development of $2 million, additions of property and equipment of $5.6 million, investment in notes receivable of $3.7 million, and changes in restricted cash of $1.7 million.  Cash used in investing activities for the nine months ended September 30, 2010 was $11.8 million and primarily represented proceeds from the sale of real estate of $2.8 million, a change in restricted cash of $1.8 million, proceeds from payments on notes receivable of $0.6 million and cash assumed from the conversion of our mezzanine loan to equity of $0.4 million.  This was offset by capital expenditures for real estate under development of $7 million, additions of property and equipment of $3.7 million, investment in notes receivable of $3.8 million and investment in unconsolidated joint ventures of $2.9 million.

Cash used in financing activities for the nine months ended September 30, 2011 was $44.4 million and was comprised of payments on notes payable and credit facility of $55.5 million offset by borrowings, net of financing costs, of $10 million.  Borrowings on a note payable to a related party were $1.5 million.  Cash distributions were $0.5 million and net contributions from noncontrolling interest holders was $0.1 million.  Cash used in financing activities for the nine months ended September 30, 2010 was $9.9 million and was comprised primarily of payments on notes payable of $26.6 million, offset by net borrowings on our senior secured credit facility of $7.5 million, proceeds from notes payable, net of financing costs, of $6.3 million, deposits received under sales contracts of $6 million, redemptions of $0.8 million and cash distributions of $2.3 million.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We use FFO, defined as net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests, as one measure to evaluate our operating performance.

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

Our calculation of FFO for the three and nine months ended September 30, 2011 and 2010 is presented below ($ in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(22,157)	$(34,337)	$(85,077)	$(54,704)
Net loss attributable to noncontrolling interest	917	499	5,076	1,104
Adjustments for:
Real estate depreciation and amortization(1)	5,974	6,828	19,776	20,421
Gain (loss) on sale of real estate	105	(3,935)	(2,364)	(3,935)

Funds from operations (FFO)	$(15,161)	$(30,945)	$(62,589)	$(37,114)

GAAP weighted average shares:
Basic and diluted	56,500	56,261	56,486	56,127

FFO per share	$(0.27)	$(0.55)	$(1.11)	$(0.66)

Net loss per share	$(0.39)	$(0.61)	$(1.51)	$(0.97)

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

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our performance over the previous period, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, general financial condition and other factors that our board deems relevant.  The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT.  In connection with entering our disposition phase, on March 28, 2011, our board of directors discontinued regular quarterly distributions in favor of those that may arise from proceeds available to be distributed from our asset sales.

Distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings.  The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	September 30,
	2011	2010
Total Distributions Paid	$1,410	$6,995

Principal Sources of Funding:
Distribution Reinvestment Plan	$926	$4,745
Cash flow provided by operating activities	$19,977	$15,120
Cash available at the beginning of the period (1)	$9,833	$9,511

(1)
 Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings after the impact of historical operating activities, other investing and financing activities.

Cash amounts distributed to stockholders during the nine months ended September 30, 2011 and 2010 were $0.5 million and $2.3 million, respectively, and were funded from cash flow provided by operating activities.  The following are the distributions declared and paid for the first, second and third quarters in 2011 and 2010 ($ in thousands, except per share amounts).

				Total	Declared
	Distributions Paid			Distributions	Distribution
2011	Cash	Reinvested	Total	Declared	Per Share
Third Quarter	$-	$-	$-	$-	$-
Second Quarter	-	-	-	-	-
First Quarter	485	925	1,410	-	-
Total	$485	$925	$1,410	$-	$-

				Total	Declared
	Distributions Paid			Distributions	Distribution
2010	Cash	Reinvested	Total	Declared	Per Share
Third Quarter	$474	$930	$1,404	$1,406	$0.025
Second Quarter	460	943	1,403	1,406	0.025
First Quarter	1,316	2,872	4,188	1,405	0.025
Total	$2,250	$4,745	$6,995	$4,217	$0.075

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

The total value of identified real estate intangible assets that we may acquire in the future is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Investment Impairments

For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant adverse change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We consider projected future undiscounted cash flows, trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

Through the third quarter of 2011, we evaluated certain real estate properties for impairment as a result of changes in expected holding periods.  Accordingly, we recognized impairment charges of $6.2 million related to Rio Salado, $5.1 million related to Frisco Square and $1.5 million related to Regency Center.  We also recognized an impairment charge of $3.6 million related to 2603 Augusta in the first quarter of 2011, which is included in discontinued operations.  2603 Augusta was sold to an unaffiliated third party on June 30, 2011.

On September 14, 2010, we entered into a forbearance agreement with the Royal Island borrower pursuant to which, among other things, the borrower agreed not to contest or oppose any foreclosure, exercise of power of sale, or similar action that we may seek in order to protect our investment once the agreement expired. Further, the borrower agreed to fully cooperate to expedite the proceedings should we take such a course of action. The forbearance agreement gave the general partner and other interested parties time to raise additional equity for development of the Royal Island property. The forbearance period expired on May 27, 2011 with no additional development equity raised. Consequently, there is a change in the timing of the intended use of the investment. Based upon a third party appraisal of the collateral obtained after the expiration of the forbearance agreement, there is a decline in the fair market value of the property. As a result, an impairment was recorded on Royal Island’s books. Our portion of the impairment is $31.1 million which was recorded through equity in losses of unconsolidated joint ventures. This reduced our investment basis in Royal Island to zero as of June 30, 2011. Additionally, it is probable that we will be unable to collect all amounts due according the terms of the loan agreements. We believe the only source available to repay the loan is the underlying collateral. Based upon our evaluation of the current fair value of the Royal Island development, we recorded a provision for loan losses of $5.3 million to reduce our note receivable balance to the underlying collateral value.

In the first quarter of 2010, we recorded a reserve for loan losses of $11.1 million related to our mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2010, and the remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our condensed consolidated statement of equity for the nine months ended September 30, 2010.

The value of our properties held for development depends on market conditions, including estimates of the project start date, as well as estimates of future demand for the property type under development.  We have analyzed trends and other information related to each potential development and incorporated this information, as well as our current outlook, into the assumptions we use in our impairment analyses.  Due to the judgment and assumptions applied in the estimation process with respect to impairments, including the fact that limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.

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

The nationwide downturn in the housing and related condominium market that began during 2007 and has continued through the third quarter of 2011 has resulted in lower than expected sales volume and reduced selling prices.  As a result of our evaluations, we recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase-The Private Residences and a $4 million non-cash charge to reduce the carrying value of condominium development at Cordillera during the nine months ended September 30, 2011.  Both of these non-cash charges are classified as condominium inventory impairment charges in the accompanying consolidated statement of operations.  We recognized a non-cash charge of $4.8 million during the nine months ended September 30, 2010 to reduce the carrying value of the condominiums at Chase-The Private Residences.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes, primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $303.7 million in notes payable at September 30, 2011, $272.6 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by approximately $0.6 million.

At September 30, 2011, interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  A 100 basis point decrease in interest rates would result in a $0.1 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a less than $0.1 million net increase in the fair value of our interest rate caps and swaps.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                Legal Proceedings.

 None.

Item 1A.             Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

Behringer Harvard Opportunity REIT I, Inc.

Dated: November 14, 2011	By:	/s/ Kymberlyn K. Janney
Kymberlyn K. Janney
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2	Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on June 9, 2011)

3.3	Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)

4.1	Third Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Form 10-Q filed on November 13, 2009)

10.1*	Fifth Loan Amendment Agreement among BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, and BHFS IV, LLC, as borrowers, and Bank of America, N.A. effective August 28, 2011.

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certification

32.2*(1)	Section 1350 Certification

99.1	Third Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

99.2	Amended and Restated Policy for Estimation of Common Stock Value (previously filed and incorporated by reference to form 8-K filed on June 22, 2009)

101(1)
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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