Form 10-K
period 2011-12-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2012-03-29
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

While there is no established market for the Registrant’s common stock, on December 20, 2011, the Registrant’s board of directors established an estimated per share value of the Registrant’s common stock of $4.12 pursuant to the Registrant’s Amended and Restated Policy for Estimation of Common Stock Value. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $232.7 million, assuming a value of $4.12 per share. As of February 29, 2012, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-K
Year Ended December 31, 2011

i

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), including our ability to lease space to tenants on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our stockholders, the estimated per share value of our common stock and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

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

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, except as required by applicable law. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

ii

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

iii

PART I

Item 1. Business.

Organization

Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in November 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis. In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We completed our first property acquisition in March 2006, and, as of December 31, 2011, we were invested in 17 assets including eight wholly owned properties, four consolidated properties through investments in joint ventures and a consolidating interest in a note receivable joint venture. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. We have entered our disposition phase and are currently considering liquidity options for our stockholders and are therefore not actively seeking to purchase additional properties. Once we enter our final disposition phase and anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio. Our investment properties are located in Arizona, California, Colorado, Missouri, Nevada, Texas, The Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia. During the year ended December 31, 2011, we sold four of our wholly owned properties and a property in our unconsolidated joint venture interest was sold. During the year ended 2010, we transferred ownership of one wholly owned property to the lender pursuant to a deed-in-lieu of foreclosure and sold our interest in one unconsolidated joint venture.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or subsidiaries thereof. Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner. The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust.

We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC (“Behringer Harvard Opportunity Advisors I” or the “Advisor”), a Texas limited liability company formed in June 2007. Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions and investments on our behalf.

Public Offering of Common Stock; Use of Proceeds

In September 2005, we commenced a public offering (the “Offering”) of shares of our common stock pursuant to which we offered 53,270,000 shares at a price of $10 per share in our primary offering and 965,331 shares of common stock at a price of $9.50 per share in our distribution reinvestment plan (the “DRP”).

On December 28, 2007, we terminated the primary component of the Offering. We had previously terminated the DRP on November 16, 2007. Aggregate gross offering proceeds from the Offering totaled approximately $538.7 million and net offering proceeds after selling commissions, dealer manager fees, and organization and offering expenses totaled approximately $481.8 million. We used the net proceeds from the Offering primarily to acquire commercial properties, such as office buildings, multifamily properties, hospitality, recreation and leisure properties, and mixed-use and other developments. As of December 31, 2011, we had invested substantially all of the net offering proceeds.

On November 16, 2007, we commenced a second distribution reinvestment plan offering (the “Secondary DRP”) of up to 6,315,790 shares of common stock at an initial price of $9.50 per share. Shares in the Secondary DRP were sold at $8.17 from July 26, 2009 through January 14, 2010; at $8.03 from January 15, 2010 through January 13, 2011; and $7.66 from January 14, 2011 through April 15, 2011 as a result of our board of directors announcing estimated per share values pursuant to our amended and restated policy for estimation of common stock value (the “Estimated Valuation Policy”) of $8.17, $8.03, and $7.66 on June 22, 2009, January 8, 2010 and January 10, 2011, respectively. We terminated the Secondary DRP effective April 15, 2011. As of December 31, 2011, we had issued 3,374,198 shares under the Secondary DRP resulting in gross and net proceeds of $29.8 million. The proceeds raised in the Secondary DRP were used for general corporate purposes, including, but not limited to, investment in real estate and real estate-related securities, payment of fees and other costs, repayment of debt, and funding for our share redemption program.

As of December 31, 2011, we had issued 57,484,739 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, 940,387 shares issued pursuant to the DRP, and 3,374,198 shares issued pursuant to the Secondary DRP. As of December 31, 2011, we had redeemed 984,267 shares of our common stock and had 56,500,472 shares of our common stock outstanding. As of December 31, 2011, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

Our common stock is not listed on a national exchange.

Investment Objectives

Our investment policies were designed in order that we may make investments that are consistent with our focus on acquiring properties with significant possibilities for capital appreciation. We have acquired a wide variety of properties located in the U.S. and in other countries, including office, retail, hospitality, recreation and leisure, multifamily and other properties. We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties. We have entered our disposition phase and are currently considering liquidity options for our stockholders and are therefore not actively seeking to purchase additional properties. Once we enter our final disposition phase and anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio. When making investment decisions, we followed rigorous acquisition criteria and closing conditions and reviewed other required documentation. These criteria were designed to assess and manage investment risks and support our basis for making investment decisions in the best interests of our stockholders.

Our investment objectives are:

•	to realize growth in the value of our investments to enhance the value received upon our ultimate sale of such investments or the listing of our shares for trading on a national securities exchange;
•	to preserve, protect, and return stockholders’ capital contribution through our ultimate sale of our investments or the listing of our shares for trading on a national securities exchange;
•	to grow net cash from operations such that cash is available for distributions to stockholders; and
•	to provide stockholders with a return of their investment by beginning the process of liquidation and distribution within three to six years after the termination of our primary offering. If we have not liquidated or listed the shares for trading the shares for trading on a national securities exchange by the sixth anniversary of the termination of our primary offering, we will make an orderly disposition of our assets and distribute the cash unless a majority of the board of directors and a majority of the independent directors extends such date.

We do not currently intend to list our shares for sale on a national securities exchange and have entered our disposition phase.

Acquisition and Investment Policies

We have primarily invested in quality commercial properties, such as office, retail, multifamily, industrial, hospitality, and recreation and leisure properties that have been identified as opportunistic investments with significant possibilities for capital appreciation. These properties were identified as such because of their property specific characteristics or their market characteristics. We intend to hold the real properties in which we have invested until such time as sale or other disposition appears advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Economic or market conditions may influence us to hold our investments for different periods of time. We believe that a portfolio consisting of a majority of these types of properties enhances liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors.

Our real estate investments are held in fee title or a long-term leasehold estate through Behringer Harvard OP I or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Opportunity Advisors I or other persons.

Borrowing Policies

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of the Company’s “net assets” (as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our board of directors. In addition to our charter limitation and indebtedness target, our board has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets. As a result, we may borrow more than 75% of the contract purchase price of a particular real estate asset we have acquired, to the extent the board of directors determines that borrowing these amounts is reasonable. Our board of directors reviews the Company’s aggregate borrowings at least quarterly. We believe that these borrowing limitations reduce risk of loss and are in the best interests of the Company’s stockholders.

Disposition Policies

As each of our investments reaches what we believe to be the asset’s optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of distributing the net sale proceeds to our stockholders, investing the proceeds in other assets that we believe may produce a higher overall future return to our investors or satisfying obligations of the Company. We anticipate that any such investment disposition typically would occur during the period from three to six years after termination of our initial public primary offering. Economic or market conditions may, however, result in different holding periods. A property may be sold before the end of the expected holding period if, in the judgment of our Advisor, the value of the property might decline substantially, an opportunity has arisen to improve other properties, we can increase cash flow through the disposition of the property or the sale of the property is in the best interests of the Company and its stockholders.

Tax Status

We elected to be taxed as a REIT for federal income tax purposes and believe that we have qualified as a REIT since the year ended December 31, 2006. As long as we qualify as a REIT, we generally will not be subject to federal income tax at the corporate level (except for the operations of our wholly owned taxable REIT subsidiary, Behringer Harvard Cordillera Residences, Inc., which provides management and development services to The Lodge & Spa at Cordillera), to the extent that we distribute at least 90% of our REIT taxable income to our stockholders on an annual basis. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we also will be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.

Competition

We are subject to significant competition in seeking buyers for the disposition of our real estate investments and tenants for the leasing of our properties. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. We also face competition from other real estate investment programs, including other Behringer Harvard programs, for buyers and tenants that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Harvard Opportunity Advisors I. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

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

Distribution Policies

Distributions are authorized at the discretion of our board of directors, based on our analysis of earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, and general financial condition. The board’s discretion will be influenced, in substantial part, by its obligation to cause the Company to comply with the REIT requirements. Because we receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be paid in anticipation of cash flow that we expect to receive during a later period or of receiving funds in an attempt to make distributions relatively uniform. Moreover, distributions to date exceed net cash flow from operating activities. Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. As the Company continues its objective of enhancing and repositioning its assets to create value, it has begun its disposition phase. In connection with entering our disposition phase, on March 28, 2011, our board of directors determined to cease regular quarterly distributions in favor of those that may arise from proceeds available from asset sales.

Significant Tenants

As of December 31, 2011, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

Employees

We have no employees. The Advisor and other affiliates of Behringer Harvard Holdings perform a full range of real estate services for us, including acquisitions, dispositions, property management, accounting, legal, asset management and investor relations services.

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

Item 1A. Risk Factors.

The factors described below represent the principal risks that could cause our actual results to differ materially from those presented in our forward-looking statements. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.

Risks Related to Our Business and Operations

We may not be able to refinance or repay our substantial indebtedness.

We have a substantial amount of debt that we may not be able to refinance or repay. At December 31, 2011, our notes payable had maturity dates that range from January 2012 to January 2016. During 2012, we have approximately $155.8 million, or approximately 58.6%, of our debt maturing. In 2013, we have approximately $25 million, or approximately 9.4%, of our debt maturing.

Effective February 13, 2012, we reached an agreement with the lenders on our senior secured credit facility to extend the maturity date of the loan from February 13, 2012 to April 13, 2012, while we work on a longer term extension with the lenders. The balance outstanding under the senior secured credit facility is $37.5 million as of December 31, 2011 and February 13, 2012.

In August 2011, we entered into a Modification and Extension Agreement (the “Frisco Square Loan Extension”) with the Frisco Square lenders for the five loan tranches associated with Frisco Square to extend the maturity date of the Frisco Square loans to January 28, 2012. As a result of the Frisco Square Loan Extension, we have unconditionally guaranteed payment of the Frisco Square loans. On January 28, 2012, the loan tranches associated with our Frisco Square property (the “BHFS loan”) matured and we did not pay the outstanding principal balance of the loan which constituted an event of default. As a result of the maturity default of the BHFS Loan, the lenders accelerated the maturity of the loan related to the Frisco Square Theater. We have been and remain actively working with the lenders to extend the maturity date of the BHFS Loan. However, there is no assurance that the lenders will agree to extend the maturity date and may pursue their rights and remedies under the loan agreements, which may include, among other things, ceasing any funding of escrowed expenses, use escrows to pay amounts owed, the appointment of a receiver or foreclosure. We intend to use all options available to us to defend and protect our interest in the property. The outstanding principal balance of the BHFS Loan is approximately $44.1 million and the outstanding principal balance of the Theater Loan is approximately $4.7 million as of January 28, 2012.

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

At December 31, 2011, we had notes payable of approximately $265.9 million in principal amount consisting of $228.4 million of loans secured by mortgages on our properties and $37.5 million of borrowings under the loans outstanding under our senior secured credit facility. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available to operate our properties. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences to us and the value of our common stock, regardless of our ability to refinance or extend our debt, including:

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

The U.S. government recently increased its borrowing capacity under the federal debt ceiling. Despite the increase to the federal debt ceiling, on August 5, 2011, Standard & Poor’s Rating Services, Inc. downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. On August 2, 2011, Fitch Inc. affirmed its existing sovereign rating of the U.S. government, but stated that the rating is under review. In July 2011, Moody’s Investors Services, Inc. (“Moody’s”) placed the U.S. government under review for a possible credit rating downgrade and on August 2, 2011 it confirmed the U.S. government’s existing sovereign rating, but stated that the U.S. government’s rating outlook is negative. There continues to be a perceived risk of future sovereign credit ratings downgrades of the U.S. government, including the ratings of U.S. Treasury securities. A downgrade of U.S. sovereign credit ratings could correspondingly impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac. In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the European Union (“EU”) governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs.

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

The commercial real estate debt markets continue to experience volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt; and (4) results in difficulty in refinancing debt as it becomes due. If the current debt market environment persists, it may be difficult for us to refinance our debt coming due in 2012 related to several of our portfolio assets and our senior secured credit facility.

Further, the recent market volatility will likely make the valuation of our investment properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, and we may be required to recognize impairment charges, which will reduce our reported earnings. Specifically, for the year ended December 31, 2011, we recorded a $16.4 million non-cash impairment charge related to 2603 Augusta, Regency Center, Rio Salado and Frisco Square. We recorded a $1.4 million impairment related to our 50% unconsolidated joint venture investment in Santa Clara 800. Additionally, we recorded a $5.9 million non-cash impairment charge related to our condominium inventory for The Lodge and Spa at Cordillera and Chase-The Private Residences. One of our investees, Royal Island, recorded an impairment charge of approximately $101 million to bring the assets (which now primarily consist of land) to their fair value. The Company’s portion of the impairment was approximately $31 million, which was recorded in the Company’s statement of operations through the equity in losses of unconsolidated joint ventures line item.

We incur mortgage indebtedness and other borrowings, which increases our business risks.

We are permitted to acquire, and historically have acquired, real properties by using either existing financing or borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds for funding our ongoing operations. There is no limitation on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing. We may incur indebtedness in excess of the limit if the excess is approved by a majority of our independent directors.

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

When we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties at reasonable rates and our income could be reduced. If this occurs, it would reduce cash available for distribution from asset sales to our stockholders, and it may prevent us from borrowing more money.

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

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available to return to our stockholders.

We have financed some of our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available to return to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

Increases in interest rates could increase the amount of our debt payments and adversely affect funds available to return to our stockholders.

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

Financing arrangements involving balloon payment obligations may adversely affect funds available to return to our stockholders.

Some of our financing arrangements will require us to make a lump-sum or balloon payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax. Any of these results would have a significant, negative impact on your investment.

From time to time, we may rely on financial institutions for debt financing and, as a result, may be adversely affected by the failure of a financial institution to honor its lending obligations.

From time to time, we may rely on financial institutions for financing acquisitions, for financing development projects in which we invest, for funding credit facilities used for general corporate purposes or for other funding needs. As a result of the recent and continuing economic slowdown and financial market disruptions, certain financial institutions have become insolvent or been served with cease and desist orders or other administrative actions by federal bank regulators due to a lack of required capital. While not presently an issue for us, some of these financial institutions may become insolvent, enter into receivership or otherwise become unable to fulfill or be prevented from fulfilling their respective financial obligations to their borrowers. Should a financial institution on which we rely fail to meet its funding obligations to us or to an entity in which we have invested, our liquidity or the liquidity of the entity in which we have invested could be materially adversely affected, we could become unable to take advantage of acquisition opportunities and we could suffer losses on development projects or other investments that require additional capital. Furthermore, if the loan is made to an entity in which we have invested, such as a development project, and we and our affiliates are not parties to the loan, we will be unable to take direct action against the financial institution to compel it to honor its financial obligations. In addition, if a financial institution on which we rely becomes insolvent or enters into receivership, or if other regulatory action is taken against it, we may not be able to enforce any contractual rights we would otherwise have against it.

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

We have experienced aggregate net losses attributable to our stockholders for the years ended December 31, 2011, 2010 and 2009, and we may experience future losses.

We had net losses attributable to our stockholders of approximately $88.4 million, $61.2 million and $37 million for the years ended December 31, 2011, 2010 and 2009, respectively. If we continue to incur net losses in the future or such losses increase, our financial condition, results of operations, cash flow and our ability to service our indebtedness and make distributions to our stockholders will be materially and adversely affected.

We are subject to additional risks due to our international investments.

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

Foreign investments could be subject to the following risks:

•	governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;
•	variations in currency exchange rates;
•	adverse market conditions caused by inflation or other changes in national or local economic conditions;
•	changes in relative interest rates;
•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;
•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we invest;
•	our REIT tax status not being respected under foreign laws, in which case income or gains from foreign sources would likely be subject to foreign taxes, withholding taxes, transfer taxes, and value added taxes;
•	lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles);
•	changes in land use and zoning laws;
•	more stringent environmental laws or changes in such laws;
•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;
•	we, our sponsor and its affiliates have relatively less experience with respect to investing in real property or other investments outside the United States as compared to domestic investments; and
•	legal and logistical barriers to enforcing our contractual rights.

Any of these risks could have an adverse effect on our business, results of operations and the return to our stockholders.

Our opportunistic property-acquisition strategy involved a higher risk of loss than more conservative investment strategies.

Our strategy for acquiring properties involved the acquisition of properties in markets that were depressed or overbuilt, and/or had high growth potential in real estate lease rates and sale prices. As a result of our investment in these types of markets, we face increased risks relating to changes in local market conditions, as well as increased risks that these markets will not recover and the value of our properties in these markets will not increase, or will decrease, over time. For these and other reasons, we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties, and as a result, our ability to make distributions to our stockholders could be affected. Our approach to acquiring and operating income-producing properties involved more risk than comparable real estate programs that have a targeted holding period for investments that is longer than ours, utilize leverage to a lesser degree and/or employ more conservative investment strategies.

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties and portfolio acquisitions, which could reduce the funds available to return to our stockholders.

Our opportunistic property-acquisition strategy included investments in properties in various phases of development, redevelopment or repositioning and portfolio acquisitions, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project.

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

Development projects in which we have invested may not be completed successfully or on time, and guarantors of the projects may not have the financial resources to perform their obligations under the guaranties they provide.

We have made equity investments in, acquired options to purchase interests in or made mezzanine loans to the owners of real estate development projects. Our return on these investments is dependent upon the projects being completed successfully, on budget and on time. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. Our Advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

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

Properties that have significant vacancies could be difficult to sell, which could diminish the return of your investment.

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

Our co-venture partners could take actions that decrease the value of an investment to us and lower your overall return.

We enter into joint ventures with third parties having investment objectives similar to ours for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•	the possibility that our co-venturer in an investment might become bankrupt;
•	the possibility that the investment requires additional capital that we do and/or our partner does not have; which lack of capital could affect the performance of the investment and/or dilute our interest if the partner were to contribute our share of the capital;
•	the possibility that a co-venturer in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;
•	that such co-venturer may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;
•	the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor; or
•	that such co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT; or
•	that such partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives.

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

At any one time, a significant portion of our investments could be in one property class or concentrated in one or several geographic regions that are subject to higher risk of foreclosure. As of December 31, 2011, 65% of our base rent was derived from properties in Texas, 12% was derived from properties in California, and 11% was derived from properties in Missouri. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.

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

In order to qualify as a REIT, we will not be able to operate our hotel properties or participate in the decisions affecting the daily operations of our hotels. We lease our hotels to a taxable REIT subsidiary (“TRS”) in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors that are not our subsidiaries or otherwise controlled by us to manage the hotels. Thus, independent hotel operators, under management agreements with our TRS, will control the daily operations of our hotels.

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

Hotels have an ongoing need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. Generally, we will be responsible for the costs of these capital improvements, which give rise to the following risks:

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

Seasonal revenue variations at our hotel properties require the operators of such assets to manage cash flow properly over time to meet their non-seasonal scheduled rent payments to us.

Certain of our hotel properties, are generally seasonal in nature. As a result, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. The failure of our operators to manage their cash flow properly may result in such operator having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. For example, various federal, regional, and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the impositions of standards for design, construction materials, water and energy usage and efficiency, and waste management. We are not aware of any such existing requirements that we believe will have a material impact on our current operations. However, future requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

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

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the lessee on its balance sheet.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines for lease accounting. The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards if adopted in its current form, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Draft, if adopted in its current form, would impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms of new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenants’ balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, shorter lease terms, a shift in the market away from leasing or making it more difficult for us to retain or obtain tenants, each of which may negatively impact our operations and ability to pay distributions.

After issuing the Exposure Draft, the Boards deliberated and made significant revisions to certain proposals in their Exposure Draft. The Boards plan to continue deliberations. The Boards have decided to reconsider their proposed lease accounting standard and plan to publish a revised Exposure Draft during the first half of 2012. A final lease accounting standard likely will not be issued before the second half of 2012.

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

When we decide to sell any of our properties, we intend to use our reasonable best efforts to sell them for cash or property. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact our distributions to stockholders. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as part payment for the purchase price. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to our stockholders.

If our sponsor, our Advisor or its affiliates waive or defer certain fees due to them, our results of operations may be artificially high.

From time to time, our sponsor, our Advisor or its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available. Behringer Harvard Opportunity Advisors I has deferred our obligation to pay asset management fees accrued or accruing since May 1, 2010 through March 31, 2011 and debt financing fees and certain cost reimbursements accrued or accruing since July 1, 2010 through March 31, 2011 in both cases until the earlier of January 10, 2013 or such time as we have sufficient (1) net sales proceeds, (2) net refinancing proceeds, or (3) cash flow from operations, after establishing appropriate working capital reserves, to enable us to make payments thereon. Additionally, BH Property Management has deferred our obligation to pay property management oversight fees accrued or accruing since July 2010 through March 2011 until the earlier of January 10, 2013 or such time as we have sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable us to make payments thereon. If our sponsor, our Advisor or its affiliates choose to no longer waive or defer such fees and incentives, our cash flow or results of operations will be lower than in previous periods and your return on your investment could be negatively affected.

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

Our real estate-related investments are illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

The mezzanine loans we made are particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited.

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

We have invested in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could have a negative impact on our ability to make distributions.

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

Our due diligence may not reveal all of a borrower’s liabilities and may not reveal other weaknesses in its business.

Before making a loan to a borrower, we assessed the strength and skills of such entity’s management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we relied on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes uncovered all relevant facts or that any investment will be successful.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to you will be dependent upon the success and economic viability of such debtors.

The success of our investments in real estate-related loans will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses.

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

The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, will not have an adverse effect on our interest rate hedging activities.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.

Risks Related to Our Common Stock

There is no public trading market for your shares; therefore, it will be difficult for you to sell your shares. If you are able to sell your shares, you will likely have to sell them at a substantial discount from the price you paid to acquire your shares.

There is no public market for your shares. If you are able to sell your shares, the price you receive for the shares of our common stock is likely to be less than the proportionate value of our investments. On January 10, 2011, our board of directors suspended all redemptions under our share redemption program until further notice. Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency. In addition, on December 20, 2011, our board of directors established an estimated per-share value of our common stock of $4.12 (for a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”). Therefore, if you are able to sell your shares, you will likely have to sell them at a substantial discount from the price you paid to acquire your shares. It is also likely that your shares would not be accepted as primary collateral for a loan.

As of January 10, 2011, our board of directors suspended our share redemption program for all stockholders. We have entered our disposition phase and currently have no plans to resume the share redemption program; therefore, you will likely not be able to sell your shares under the program.

On January 10, 2011, our board suspended all redemptions until further notice, and we have no current plans to resume the share redemption program. Therefore, until further notice, you will not be able to sell any of your shares back to us pursuant to our share redemption program. Should we resume the share redemption program, our board of directors may amend, suspend or terminate the program at any time. Our board of directors may also reject any request for redemption of shares. Further, our share redemption program contains many other restrictions and limitations that restrict your ability to sell your shares back to us under the program.

The estimated per share value of our common stock determined pursuant to our valuation policy is subject to certain limitations and qualifications and may not reflect the amount you would obtain if you tried to sell your shares or if we liquidated our assets.

We adopted a valuation policy in respect of estimating the per share value of our common stock, effective May 11, 2009 and amended on June 22, 2009 and March 23, 2012. On December 20, 2011, pursuant to our valuation policy, our board of directors established an estimated per share value of our common stock of $4.12 per share. This estimate was determined by our board of directors after consultation with the Advisor and an independent, third party real estate research, valuation and advisory firm, subject to the restrictions and limitations set forth in our valuation policy. The estimated value is not intended to be related to any analysis of individual asset values performed for financial statement purposes nor values at which individual assets may be carried on financial statements under applicable accounting standards. In addition, the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. This estimated value may not reflect the amount you would obtain if you tried to sell your shares or if we liquidated our assets. For a full description of the limitations and qualifications of the estimate, please refer to our valuation policy.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of our chairman, vice chairman, certain executive officers and other key personnel of us, our Advisor and its affiliates, including Robert M. Behringer, Robert S. Aisner and Michael J. O’Hanlon, each of whom would be difficult to replace. We do not have employment agreements with our chairman, vice chairman and executive officers, and we cannot guarantee that they will remain affiliated with us. Although our chairman, several of our executive officers and other key personnel, including Mr. Behringer, Mr. Aisner and Mr. O’Hanlon, have entered into employment agreements with affiliates of our Advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. Further, although Behringer Harvard Holdings has key person insurance on the lives of Robert M. Behringer, Robert S. Aisner, and M. Jason Mattox, we do not intend to separately maintain key person life insurance on these individuals, or any other person. We believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively implement our investment strategy. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

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

Distributions are authorized at the discretion of our board of directors based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition, and other factors that our board deems relevant. On March 28, 2011, our board of directors ceased regular, quarterly distributions in favor of those that may arise from proceeds available to be distributed from asset sales. Historically, our cash flow from operating activities has been insufficient to fully fund the payment of distributions and some of our distributions have been paid from other sources such as financing activities, components of which include proceeds from the Offering, borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our Advisor and its affiliates may agree, as they did in January 2011, to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses, provide loans or otherwise supplement investor returns in order to increase the amount of cash available for operating needs and distributions. In March 2011, we also obtained a $2.5 million loan from our Advisor to further bridge our liquidity needs. The $2.5 million loan has a maturity date of the earliest of (i) the second anniversary of the date of the note, (ii) the termination without cause of the advisory management agreement or (iii) the termination without cause of the property management agreement, and bears interest at a rate of 5%. The balance on the loan at December 31, 2011 was $1.5 million. To the extent distributions have been paid from financing activities, we will have less money available for other uses, such as cash needed to refinance existing indebtedness, which may negatively impact our ability to achieve our investment objectives.

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

Maryland law provides a second anti-takeover statute, its Control Share Acquisition Act, which provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, by officers or by directors who are employees of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply to (a) shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) acquisitions approved or exempted by the articles of incorporation or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. We can offer no assurance that this provision will not be amended or eliminated at any time in the future. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our affiliates or any of their affiliates.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Our charter sets forth the stockholder voting rights. Under our charter and the Maryland General Corporation Law, our stockholders currently have a right to vote only on the following matters:

•	the election or removal of directors;
•	any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:
º	change our name;
º	increase or decrease the aggregate number of our shares;

º	increase or decrease the number of our shares of any class or series that we have the authority to issue;
º	classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares;
º	effect reverse stock splits;
º	after the listing of our shares of common stock on a national securities exchange, opting into any of the provisions of Subtitle 8 of Title 3 of the Maryland General Corporation Law;
•	our liquidation and dissolution; and
•	our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets (notwithstanding that Maryland law may not require stockholder approval).

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

Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us in the event that we (1) sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of our convertible stock, (5) issue shares of our common stock upon the exercise of any options granted to our independent directors or employees of Behringer Opportunity Advisors I and HPT Management or their affiliates, (6) issue shares to Behringer Opportunity Advisors I, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard OP I. In addition, the partnership agreement for Behringer Harvard OP I contains provisions which would allow, under certain circumstances, other entities, including other Behringer Harvard sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard OP I. Because the limited partnership interests of Behringer Harvard OP I may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard OP I and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. You should not expect to be able to own a significant percentage of our shares.

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

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities that could occur as a result of the failure of one of these entitiies. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures limited amounts per depositor per insured bank. At December 31, 2011, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.

Our strategy may involve becoming “self-managed” by internalizing our management functions, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may elect to negotiate to acquire our Advisor’s and property manager’s assets and personnel. Under our advisory management agreement, we are restricted from hiring or soliciting any employee of our Advisor or its affiliates for one year from the termination of the agreement. We are similarly restricted under our property management agreement with respect to the employees of our property manager or its affiliates. These restrictions could make it difficult to internalize our management functions without acquiring assets and personnel from our Advisor and its affiliates for consideration that would be negotiated at that time. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our stock. An internalization transaction could result in significant payments to affiliates of our Advisor irrespective of whether you received the returns on which we have conditioned other back-end compensation. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share and modified funds from operations per share attributable to your investment. We will not be required to seek a stockholder vote to become self-managed.

In addition, while we would no longer bear the costs of the various fees and expenses we pay to our Advisor under the advisory management agreement, if we internalize, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance and SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and modified funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our Advisor we would save and the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our net income per share and modified funds from operations per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

As currently organized, we do not directly employ any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Nothing in our charter prohibits us from entering into the transaction described above.

Additionally, there is no assurance that internalizing our management functions will prove to be beneficial to us and our stockholders. We could have difficulty integrating our management functions as a stand-alone entity. Certain personnel of our Advisor and its affiliates perform property management, asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We could fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our portfolio of investments.

If we were to internalize our management or if another investment program, whether sponsored by our sponsor or otherwise, hires the employees of our Advisor in connection with its own internalization transaction or otherwise, our ability to conduct our business may be adversely affected.

We rely on persons employed by our Advisor to manage our day-to-day operations. If we were to effectuate an internalization of our Advisor, we may not be able to retain all of the employees of our Advisor or to maintain a relationship with our sponsor. In addition, some of the employees of our Advisor may provide services to one or more other investment programs. These programs or third parties may decide to retain some or all of our Advisor’s key employees in the future. If this occurs, these programs could hire certain of the persons currently employed by our Advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business.

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

There may be periods during which one or more Behringer Harvard sponsored programs are seeking to dispose of similar properties and other real estate-related investments. As a result, we may be trying to sell our properties and other real estate-related investments at the same time as one or more of the other Behringer Harvard sponsored programs managed by officers and employees of our Advisor and/or its affiliates, and these other Behringer Harvard sponsored programs may use disposition strategies that are similar to ours. Our executive officers and the executive officers of our Advisor are also the executive officers of other Behringer Harvard sponsored REITs and their advisors, the general partners of Behringer Harvard sponsored partnerships and/or the advisors or fiduciaries of other Behringer Harvard sponsored programs, and these entities are and will be under common control. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of advisors and managers of other Behringer Harvard sponsored programs decide whether to pursue a specific buyer of real estate on our behalf or on behalf of another Behringer Harvard sponsored program or affiliate of our Advisor, which may have a disposition strategy that is similar to ours. In addition, we have acquired properties in geographic areas where other Behringer Harvard sponsored programs own properties. If one of the other Behringer Harvard sponsored programs attracts a tenant for which we are competing, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.

Our Advisor and its affiliates, including all of our executive officers and some of our directors, face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.

Our Advisor and its affiliates, including our property manager, are entitled to substantial fees from us under the terms of our advisory management agreement and property management agreement. These fees could influence our Advisor’s advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

The fees our Advisor receives in connection with transactions involving the purchase and management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us. Furthermore, our Advisor will refund these fees to the extent they are based on budgeted amounts that prove too high once development, construction, or improvements are completed, but the fact that these fees are initially calculated.

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

Behringer Harvard Holdings purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. Under limited circumstances, these shares may be converted into shares of our common stock, reducing the percentage of your common stock owned prior to conversion. The terms of the convertible stock provide that, generally, the holder of such shares will receive shares of common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital. The shares of convertible stock will be converted into shares of common stock automatically if:

•	the holders of our common stock have received distributions equal to the sum of the aggregate capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital;
•	the shares of common stock are listed for trading on a national securities exchange; or
•	the advisory management agreement expires and is not renewed or is terminated, other than due to a termination because of a material breach by our Advisor, and at the time of or subsequent to such termination, the holders of our common stock have received aggregate distributions equal to the sum of the capital invested by such stockholders and a 10% cumulative, non-compounded, annual return on such capital contributions through the date of conversion.

Our Advisor can influence whether we terminate the advisory management agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange. Accordingly, our Advisor can influence both the conversion of the convertible stock issued to Behringer Harvard Holdings and the resulting dilution of other stockholders’ interests.

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

We face conflicts of interest relating to the incentive fee structure under our advisory management agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our advisory management agreement, Behringer Opportunity Advisors I is entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor’s entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The terms of our convertible stock provide for its conversion into shares of common stock in the event we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds.

The terms of our advisory management agreement require us to pay a performance-based termination fee to our Advisor (reduced by the value of shares of common stock issued or issuable upon conversion of our convertible stock) in the event that (1) the advisory management agreement expires without renewal or is terminated, other than because of a material breach by the Advisor; (2) the holders of the common stock have received distributions equal to the sum of the capital invested by such stockholders and a 10% cumulative, non-compounded, annual return; or (3) the shares of common stock are listed for trading on a national securities exchange. To avoid the conversion of our convertible stock and/or paying this fee, our independent directors may decide against terminating the advisory management agreement prior to the listing of our shares or disposition of our investments even if, but for the termination fee, termination of the advisory management agreement would be in our best interests. In addition, the conversion feature of our convertible stock and the requirement of the advisory management agreement to pay a fee to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to avoid the stock conversion and the fee payment. Moreover, our Advisor has the right to terminate the advisory management agreement upon a change of control of our company and thereby trigger the payment of the performance fee and the conversion of the convertible stock, which could have the effect of delaying, deferring or preventing the change of control.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders.

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

If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the stock we hold in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to continue to qualify as a REIT would adversely affect your return on your investment.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification. If this income were, in fact, treated as non-qualifying, and if the aggregate of such income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four ensuing taxable years. Our failure to continue to qualify as a REIT would adversely affect your return on your investment.

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

Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes, including potentially the “margin tax” in the State of Texas, on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce our cash available for distribution to our stockholders.

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

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and 2010. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2013. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute to our stockholders, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

General

As of December 31, 2011, we wholly owned eight properties, consolidated four properties through investments in joint ventures and a consolidating interest in a note receivable joint venture. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

The following table presents certain additional information about our consolidated properties as of December 31, 2011:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired	Occupancy at 12/31/11		Occupancy at 12/31/10		Effective Annual Rent per Square Foot/Unit as of 12/31/11		Effective Annual Rent per Square Foot/Unit for as of 12/31/10
Bent Tree Green	Dallas, Texas	138,000	3-story office building	100%	2006	66%		75%		13.77		18.52
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006	86%		86%		13.16		12.30
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus	100%	2007	100%		100%		15.82		15.33
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007	97%		93%		20.31		20.38
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2007	100%		100%		20.72		20.72
Tanglewood at Voss	Houston, Texas	—	multifamily	100%	2010	93%		94%		13,613.36	(1)	11,988.44
Santa Clara 700/750 Joint Venture	Santa Clara, California	306,000	2-building office complex	100%	2007	100%		100%		10.27		9.34
Rio Salado Business Center	Phoenix, Arizona	—	development property	100%	2007	n/a		n/a		n/a		n/a
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	95%	2006	56	%(2)	55	%(2)	n/a		n/a
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property	94%	2007	51	%(2)	52	%(2)	n/a		n/a
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	93%	2007		(3)		(3)		(4)		(4)
Becket House	London, England	46,000	long-term leasehold interest	80%	2007	49%		35%		41.55		28.90

(1)	Effective annual rent per multifamily unit.
(2)	Hospitality property.
(3)	Occupancy for retail, office, and restaurant was 78% and 82% at 12/31/11 and 12/31/10, respectively. Occupancy for multifamily was 86% and 89% at 12/31/11 and 12/31/10, respectively.
(4)	Effective annual rent per square foot for retail, office, and restaurant was 20.12 and 19.91 at 12/31/11 and 12/31/10, respectively. Effective annual rent per unit for multifamily was 11,443 and 10,568 at 12/31/11 and 12/31/10, respectively.

Four of our consolidated properties represented more than 10% of our 2011 base rent: Frisco Square at 13.4%; Tanglewood at Voss at 12.9%; Chase Park Plaza at 12.2%; and Northborough Tower at 12%.

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

Geographic Diversification

The following table shows the geographic diversification of our real estate portfolio for those properties we consolidate on our financial statements including properties that are classified as discontinued operations as of December 31, 2011 ($ in thousands):

Location	December 31, 2011 Revenue(1)	Percentage of December 31, 2011 Revenue
Texas	$25,609	65%
California	4,956	12%
Missouri	4,350	11%
Minnesota	182	0%
Colorado	4,573	11%
International	463	1%
	$40,133	100%

(1)	2011 Base Rent represents contractual base rental income of our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

Future Lease Payments Table

The following table presents the future minimum base rental payments of our office properties due to us over the next ten years at our consolidated properties as of December 31, 2011 ($ in thousands):

Year	Future Minimum Base Rental Payments
2012	$27,810
2013	26,798
2014	15,548
2015	12,946
2016	11,584
2017	10,370
2018	3,559
2019	1,984
2020	1,655
2021	1,684
Thereafter	3,093
Total	$117,031

Portfolio Lease Expirations

The following table presents lease expirations at our consolidated office properties as of December 31, 2011 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2012	15	$1,230	5%	55,248	4%
2013	14	4,282	17%	271,960	21%
2014	11	1,448	6%	58,734	5%
2015	11	1,677	7%	88,363	7%
2016	9	1,343	5%	54,780	4%
2017	7	2,053	8%	93,469	7%
2018	7	6,812	27%	243,197	19%
2019	5	4,229	17%	337,871	27%
2020	—	—	0%	—	0%
2021	1	53	0%	1,836	0%
Thereafter	4	2,098	8%	77,727	6%
Total	84	$25,225	100%	1,283,185	100%

(1)	Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Tenant Diversification

As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, condominium and land held for development. Within our office properties, we have over 80 tenants who operate in numerous industries including technology, finance and insurance, professional services, and retail. The following table shows the tenant diversification of our real estate portfolio for those office properties that we consolidate on our financial statements as of December 31, 2011. In addition, we have approximately 448 leases at our multifamily property. These multifamily leases are short-term in nature. We have no industry breakdown of the tenants associated with these multifamily leases, therefore, the leases are not reflected in the table below.

Tenant Diversification	Leases at December 31, 2011	Percentage of December 31, 2011 Leases
Professional, Scientific, and Technical Services	16	19%
Finance and Insurance	10	12%
Other Services (except Public Adminstration)	10	12%
Retail Trade	8	10%
Accommodation and Food Services	6	7%
Manufacturing	6	7%
Real Estate and Rental and Leasing	6	7%
Arts, Entertainment, and Recreation	4	5%
Management of Companies and Enterprises	4	5%
Construction	3	4%
Information	3	4%
Utilities	3	4%
Health Care and Social Assistance	2	2%
Mining	1	1%
Public Administration	1	1%
Wholesale Trade	1	0%
	84	100%

Item 3. Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4. Mine Safety Disclosures

None

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

On December 20, 2011, pursuant to our Estimated Valuation Policy, our board established an estimated per share value of our common stock as of December 20, 2011 of $4.12, adjusted from the previous estimated per share value of $7.66 established on January 10, 2011.

Estimated Per Share Value Process and Methodology

Our board of directors’ objective in determining an estimated value per share was to arrive at an estimated value that it believes is reasonable using what the board of directors deems, after consultation with the Advisor, and an independent, third party real estate research, valuation and advisory firm engaged by the Company, to be appropriate valuation methodologies and assumptions under then current circumstances in accordance with the Estimated Valuation Policy.

In arriving at the estimated value per share, the Advisor utilized valuation methodologies that it believes are standard and acceptable in the real estate industry for the types of assets held by the Company. Following the Advisor’s calculation of the estimated value per share, Robert A. Stanger & Co., Inc., an independent commercial real estate valuation firm (“Stanger”) reviewed the Advisor’s analysis and provided a preliminary report of its range of estimated property values. Our board of directors met on December 12, 2011 and December 20, 2011 to review in detail and consider the valuation analyses prepared by the Advisor and Stanger. At the December 12, 2011 meeting, our Advisor presented a report to the board of directors with an estimated per share value, and the board of directors conferred with the Advisor and a representative from Stanger regarding the methodologies and assumptions used.

Our board met again on December 20, 2011 to review the opinion from Stanger (dated December 19, 2011 and subject to the limitations described below) that an estimated per share value of $4.12 was reasonable and was prepared in accordance with appropriate methods for valuing real estate. The board of directors considered all information provided and unanimously approved an estimated value of $4.12 per share.

Stanger’s opinion was expressed from a financial point of view and was subject to various limitations. Stanger relied on information provided by our Advisor without independent verification. Stanger did not perform appraisals, did not inspect the properties or review engineering, structural studies or environmental studies, and did not make independent local market inquiries. Stanger relied on information from our Advisor regarding lease terms and the physical condition and capital expenditure requirements of each property.

The following is a summary of the valuation methodologies used for each type of asset:

Investments in Real Estate.  For purposes of calculating an estimated value per share, the Advisor estimated the value of our investments in real estate by using a variety of methods. As an opportunity style fund with a variety of asset types, both our Advisor and Stanger utilized a number of different valuation methodologies. In calculating values for all of our assets, our Advisor assumed that our assets were sold as of January 1, 2012.

For four of our consolidated properties that had recently been appraised by third party independent appraisers in connection with extending or refinancing maturing loans, we used the third party appraised value of the properties. We also used the value obtained from an independent third party appraisal of our resort property under development obtained in connection with evaluating the investment for impairment to determine its estimated value.

For one consolidated property and an unconsolidated joint venture interest in a student housing project that were under contracts for sale, we used the contract sales prices of the properties.

For our office properties and a mixed use property for which we have not obtained recent appraisals, our Advisor estimated the value of our investments using a discounted cash flow analysis. Our Advisor calculated the value of these investments using internally prepared cash flow estimates beginning with actual results for the nine months ended September 30, 2011 and giving effect to forecasted cash flows for the fourth quarter of 2011. Our Advisor employed a range of terminal capitalization rates, discount rates, growth rates and other variables that fall within ranges our Advisor believes would be used by similar investors to value the properties we own. The Advisor used assumptions in developing these estimates that were specific to each property (including holding periods) and that were determined based on a number of factors, including the market in which the property is located, the specific location of the property within the market, the quality of the property compared to its competitive set, the available space at the property and the market, tenant demand for space and investor demand and return requirements. The exit capitalization rates ranged from 8.0% to 8.75%.

The Advisor calculated the value of our wholly owned multifamily investment, which we anticipate selling in 2012, through a direct capitalization of projected 2012 net operating income and based upon recent sales of comparable properties in the submarket. The capitalization rate used was 5.0%.

The value of our investment in a portfolio of retail properties located in Central Europe was calculated through a direct capitalization of projected 2011 net operating income and based upon recent sales of comparable properties in the submarket. Projected 2011 net operating income was calculated using internally prepared net operating income estimates beginning with actual results for the nine months ended September 30, 2011 and giving effect to forecasted net operating income for the fourth quarter of 2011. The capitalization rate used was 8.5%.

The Advisor calculated the value of our leasehold interest in an office building located in London, England, which we anticipate selling in 2012, utilizing a direct capitalization of projected 2013 net revenue and based upon recent sales of comparable properties in the submarket. The capitalization rate used was 5.5% and the discount rate used was 15.0%.

Our Advisor calculated the value of our undeveloped land investments using sales information from comparable projects in the respective submarkets. Sales schedules at estimated market prices were developed by our Advisor and discounted back to the current period using discount rates deemed appropriate for the anticipated use, ranging from 12.0% to15.0%. One investment in undeveloped land included the valuation of mineral rights.

Our Advisor calculated the value of our Lodge & Spa at Cordillera investment using per unit sales information from similar style hotels and sales information from comparable multi-unit residential land in the Vail Valley.

Our Advisor calculated the value of our investment in a data center property in Silicon Valley based upon our initial investment in the joint venture.

While our Advisor believes an income approach using direct capitalization or discounted cash flow analysis and sales comparable analysis is standard in the real estate industry, the estimated values for our investments in real estate may or may not represent current market values or fair values determined in accordance with GAAP. Real estate is currently carried at its amortized cost basis in our financial statements, subject to any adjustments applicable under GAAP.

Other Assets and Liabilities.  The Advisor calculated the value of our investment in a mezzanine loan in a multifamily project by determining the estimated value of the multifamily project through a direct capitalization of projected 2012 net operating income and based upon recent sales of comparable properties in the submarkets to determine the estimated value of the multifamily project and compared such value to the amount of the senior indebtedness and the outstanding balance of the mezzanine loan. The capitalization rate used was 5.25%.

The carrying values of a majority of our other assets and liabilities are considered to be equal to fair value due to their short maturities. Our valuation also includes the carrying values of our current assets and liabilities on a consolidated basis.

The estimated per share value does not reflect a liquidity discount for the fact that the shares are not traded on a national securities exchange, a discount for the non-assumability or prepayment obligations associated with certain of the Company’s debt, or a discount for our corporate level overhead and other costs that may be incurred, including any costs of any sale of the Company’s assets. Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The markets for real estate can fluctuate and values are expected to change in the future.

Allocation of Estimated Value

As of December 20, 2011, our estimated per share value was allocated amongst our asset types as follows:

Consolidated real estate properties	8.62	(1)(2)
Unconsolidated joint ventures	1.09	(2)
Mortgage debt	(4.46)
Line of credit	(0.85)
Other assets and liabilities, net	(0.02)
Noncontrolling interests	(0.25)
Estimated net asset value per share	$4.12
Estimated enterprise value premium	—
Total estimated value per share	$4.12

(1)	The following are the key assumptions (shown on a weighted average basis) that are used in the discounted cash flow models to estimate the value of our office and mixed use real estate assets:

Exit capitalization rate	8.14%
Discount rate	9.9%
Annual market rent growth rate	3.0%
Average holding period	10 years
(2)	The following are key assumption (shown on a weighted average basis) that was used in the direct capitalization model in order to estimate the value of our wholly owned multifamily, foreign real estate assets and our mezzanine loan to a multifamily project:

Direct capitalization rate	7.6%

While we believe that our assumptions are reasonable, a change in these assumptions would impact the calculation of value of our real estate assets. For example, assuming all other factors remain unchanged, an increase of 25 basis points in the weighted average implied going in capitalization rate for properties valued using a direct capitalization analysis or discounted cash flow analysis (including properties appraised using such methods) would yield a decrease in the value of our real estate assets of 2.9%, while a decrease in the weighted average implied capitalization rate of 25 basis points would yield an increase in the value of our real estate assets of 3.1%.

Limitations of Estimated Value Per Share

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our board’s estimated value per share. The estimated per share value determined by our board of directors neither represents the fair value according to GAAP of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a shareholder would obtain if he tried to sell his shares or if we liquidated our assets. Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;
•	a stockholder would ultimately realize distributions per share equal to the Company’s estimated value per share upon liquidation of the Company’s assets and settlement of its liabilities or a sale of the Company;
•	the Company’s shares would trade at the estimated value per share on a national securities exchange; or
•	the methodologies used to estimate the Company’s value per share would be acceptable to FINRA or under ERISA for compliance with their respective reporting requirements.

For further information regarding the limitations of the estimated value per share, see the Second Amended and Restated Policy for Estimation of Common Stock Value filed herewith as Exhibit 99.2. Although our Estimated Valuation Policy requires us to update our estimated per share value at least every 18 months, we intend to update our estimated per share value on an annual basis.

The estimated value of our shares was calculated as of a particular point in time. The value of the Company’s shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by the Company or otherwise.

The Company is diligently working to secure new leases with quality tenants to: increase net operating income and the ultimate value of our assets; complete, market, and sell development assets; execute on other value creation strategies; and minimize expenses when possible.

Holders

As of February 29, 2012, we had 56,500,472 shares of common stock outstanding held by a total of 20,864 stockholders.

Distributions

We elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2006. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. Some of our distributions to date have been paid from sources other than cash flow from operations to date. As the Company continues its objective of enhancing and repositioning its assets to create value, it has begun its disposition phase. In connection with entering our disposition phase, on March 28, 2011, our board of directors determined to cease regular quarterly distributions in favor of those that may arise from proceeds from asset sales. For tax purposes, the amounts distributed by us in 2010 and 2009, represented a 100% return of capital.

Distributions for the quarters in the years ended December 31, 2011 and 2010 were as follows ($ in thousands, except per share amounts):

	Distributions Paid			Total Distributions Declared	Declared Distribution Per Share
2011	Cash	Reinvested	Total
Fourth Quarter	$—	$—	$—	$—	$—
Third Quarter	—	—	—	—	—
Second Quarter	—	—	—	—	—
First Quarter	485	925	1,410	—	—
Total	$485	$925	$1,410	$—	$—

	Distributions Paid			Total Distributions Declared		Declared Distribution Per Share
2010	Cash	Reinvested	Total
Fourth Quarter	$476	$931	$1,407	$1,409	(1)	$0.025
Third Quarter	474	930	1,404	1,406		0.025
Second Quarter	460	943	1,403	1,406		0.025
First Quarter	1,316	2,872	4,188	1,405		0.025
Total	$2,726	$5,676	$8,402	$5,626		$0.100

(1)	The distribution was declared on January 10, 2011 for the fourth quarter 2010 and was paid on February 3, 2011.

For further discussion regarding our ability to sustain the current level of our distributions, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Liquidity and Capital Resources — Distributions.”

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	79,792	$8.66	10,920,209*
Equity compensation plans not approved by security holders	—	—	—
Total	79,792	$8.66	10,920,209*

*	All shares authorized for issuance pursuant to awards not yet granted under the Incentive Plan.

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

On March 30, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability, or confinement to a long-term care facility (referred to herein as “Exceptional Redemptions”). However, the board determined to not accept, and to suspend until further notice, redemptions other than Exceptional Redemptions, referred to herein as “Ordinary Redemptions”.

On January 10, 2011, as is customary for REITs entering the disposition phase, the board suspended the redemption program with respect to all redemption requests until further notice. Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2011. This allows the Company to further conserve capital in anticipation of its portfolio capital needs that can preserve and enhance ultimate sales proceeds of its properties, including capital needs for leasing commissions, tenant improvements, completion of development or redevelopment, disposition costs, and other capital requirements.

We have not presented information regarding submitted and unfulfilled redemptions during 2011 as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the programs suspension.

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

At December 31, 2005, we owned no properties. As of December 31, 2006, we consolidated four wholly owned properties and consolidated one property in which we had a 95% interest through an investment in a limited liability company. In addition, we consolidated two development properties as a mezzanine lender.

As of December 31, 2007, we consolidated nine wholly owned properties and consolidated five properties through investments in limited liability companies. In addition, we were the mezzanine lender for two development properties that we consolidated under GAAP. We had noncontrolling, unconsolidated ownership interests in three properties that were accounted for using the equity method.

As of December 31, 2008 and 2009, we consolidated 11 wholly owned properties and consolidated five properties through investments in joint ventures, including two hotel and development properties, and a mixed use office, retail, and multifamily property. We were the mezzanine lender for two properties that we consolidated under GAAP. We had noncontrolling, unconsolidated ownership interests in four properties that were accounted for using the equity method.

As of December 31, 2010, we consolidated 11 wholly owned properties and consolidated five properties through investments in joint ventures, including two hotel and development properties and a mixed use office, retail and multifamily property. We were the mezzanine lender for one multifamily property. We had noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that were accounted for using the equity method. In August 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our property, Ferncroft Corporate Center, to the lender associated with the property. The results of this property are classified as discontinued operations in the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2010, and 2009.

As of December 31, 2011, we wholly owned eight properties and consolidated four properties through investments in joint ventures. We are the mezzanine lender for one multifamily property which, prior to January 1, 2010, we consolidated as the primary beneficiary of the variable interest entity. In addition, we have noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. During the year ended December 31, 2011, we sold four of our wholly owned properties. The results of these properties are classified as discontinued operations in the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2011, 2010 and 2009. The property in one of our unconsolidated joint ventures was sold in December 2011.

Accordingly, the following selected financial data may not be comparable. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

	As of December 31,
	2011	2010	2009	2008	2007
Total assets	$531,179	$697,624	$843,931	$890,866	$778,695
Long-term debt obligations	$265,857	$347,825	$429,787	$416,179	$243,902
Other liabilities	35,379	33,529	39,723	51,320	53,398
Noncontrolling interest(1)	7,593	3,609	(4,325)	5,502	15,335
Stockholders’ equity	222,350	312,661	378,746	417,865	466,060
Total liabilities and equity	$531,179	$697,624	$843,931	$890,866	$778,695

	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues	$52,494	$74,687	$70,618	$59,477	$26,058
Net loss from continuing operations	$(90,997)	$(43,023)	$(43,889)	$(42,448)	$(3,613)
Loss from discontinued operations	$(4,463)	$(23,660)	$(4,071)	$(2,281)	$(644)
Gain on sale of real estate	$1,334	$3,901	$—	$—	$—
Add: Net loss attributable to the noncontrolling interest	$5,518	$1,549	$10,923	$10,028	$401
Net loss attributable to common shareholders	$(88,608)	$(61,233)	$(37,037)	$(34,701)	$(3,856)
Basic and diluted loss per share	$(1.57)	$(1.09)	$(0.67)	$(0.64)	$(0.11)
Distributions declared per share	$0.03	$0.10	$0.23	$0.30	$0.29

(1)	As of December 31, 2011, noncontrolling interest consists of the noncontrolling ownership interests in real estate properties that we consolidate (Chase Park Plaza, The Lodge & Spa at Cordillera, Frisco Square, and the Becket House).

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

As of December 31, 2011, we wholly owned eight properties and consolidated four properties through investments in joint ventures and a consolidating interest in a note receivable joint venture. We are the mezzanine lender for one multifamily property. In addition, we have noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Arizona, California, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia. During the year ended December 31, 2011, we sold four of our wholly owned properties and the property associated with one of our unconsolidated ownership interests was sold.

Liquidity and Capital Resources

Strategic Asset Sales

Our management is continually reviewing its overall business plan and revising the strategies necessary to maximize liquidity for the Company and its stockholders. To that end, management has identified three distinct sub-portfolios of our investments: a near-term disposition portfolio, a mid-term disposition portfolio and a long-term disposition portfolio. Properties are assigned to and may shift among sub-portfolios based on changes in market conditions, property performance, debt maturities, required capital expenditures or other factors. The near-term disposition portfolio is currently comprised of an office building for which we have executed a purchase and sale agreement with a third party. We are also in negotiations to sell our 50% interest in our Santa Clara 800 unconsolidated joint venture and are currently marketing a multifamily property for sale. We believe that the majority of the net proceeds from sales occurring in 2012 will be used to provide liquidity to refinance maturing debt, cover operating expenses, and make enhancements to portfolio properties in cases where additional investment makes sense for maximizing total stockholder value. The mid-term disposition portfolio is currently comprised of eight properties that are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process. As several of the properties stabilize, they may require additional time and capital resources to lease up vacancy, retain key tenants, create value through reinvestment, or sell condominium units or land parcels before their ultimate disposition. The remaining properties in the mid-term portfolio have stabilized and may be refinanced, providing us with more flexibility as to the timing of their dispositions. We anticipate completing these strategies in the 2012 – 2013 timeframe. The long-term liquidation portfolio is currently comprised of four development projects and two notes receivable, and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types. It is possible that the Company will invest enough additional capital in two of these sites to make them attractive to market to other developers rather than completing the original development plan. However, there can be no assurance that future dispositions will occur as planned, or, if they occur, that they will help us to meet our liquidity demands. Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.

During the year ending December 31, 2011, we sold 12600 Whitewater Drive, 2603 Augusta and Regency Center, three assets that were security for the senior secured credit facility, for total proceeds of $48.6 million. We used $31.9 million of the proceeds from these sales to pay down the credit facility during 2011 and $4.9 million of the proceeds are held by the lenders of the credit facility as cash collateral as of December 31, 2011.

On January 12, 2011, we sold 4.77 acres of land that was a part of our Frisco Square investment to an unaffiliated third party for approximately $6 million. We used the net proceeds of approximately $5.7 million to pay down the principal balance of the Frisco Square notes payable.

On September 1, 2011, we signed a purchase and sale agreement for the sale of Crossroads. On September 30, 2011, the lender agreed to accept the net sales proceeds of $26.3 million as full payment of the outstanding debt of $26.7 million. On October 4, 2011, the property was sold to an unaffiliated third party, and the net proceeds from the sale of Crossroads were paid to the lender in full satisfaction of the outstanding debt.

On December 8, 2011, the GrandMarc at Westberry Place property, in which we held a 50% interest through a noncontrolling unconsolidated joint venture, was sold and we received $7.7 million of distributions from the investee.

Liquidity Demands

The U.S., European and global economies continue to experience the effects of the significant downturn that began more than three years ago. This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence, weaken financial institutions and impact unemployment rates. While it is unclear when the overall economy will fully recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future. The primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties. Our ability to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity. The disposal of our properties will be subject to these economic factors, including the ability of potential purchasers to access debt capital financing.

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

The Company’s ability to continue as a going concern is, therefore, dependent upon its ability to sell real estate investments as discussed above in strategic asset sales, to pay down debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of the Company including its development and operating properties.

Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements), certain ongoing costs at our development properties, Company operating expenses, interest and principal on our outstanding indebtedness. We expect to fund a portion of these demands by using cash flow from operations of our current investments and borrowings. Additionally, we will use proceeds from our strategic asset sales.

To bridge the Company’s liquidity needs until these asset sales occur, in January 2011, the Company obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. Also in

January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. The total deferred fees and expenses at December 31, 2011 was $2.9 million. No such deferral existed as of December 31, 2010.

On March 29, 2011, the Company obtained a $2.5 million loan from our Advisor to further bridge the Company’s liquidity needs. The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory agreement or (iii) the termination without cause of the property management agreement. The balance on the loan at December 31, 2011 was $1.5 million. As we entered into the loan in the first quarter of 2011, there was no balance as of December 31, 2010.

We continually evaluate the Company’s liquidity and ability to fund future operations and debt obligations (see note 9 for more details in the Notes to Consolidated Financial Statements). As part of those analyses, we consider lease expirations and other factors. As indicated in “Item 2. Properties — Portfolio Lease Expirations” above, leases representing 5% of the Company’s annualized base rent will expire by the end of 2012. In the normal course of business, the Company is pursuing renewals, extensions and new leases. If the Company is unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect the Company’s ability to fund its ongoing operations. In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period. Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. As of December 31, 2011, 72% and 14% of our 2011 base rent was derived from tenants in Texas and California, respectively, and 19%, 12% and 12% of our lease agreements at the office properties we consolidate on our financial statements were concentrated in the professional, scientific and technical services industry, finance and insurance industry, other services (except for public administration) industry, respectively.

Debt Financings

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility discussed below. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2011. The table does not represent any extension options ($ in thousands).

	Payments Due by Period(1)
	2012	2013	2014	2015	2016	After 2016	Total
Principal payments – fixed rate debt	$6,841	$322	$1,372	$360	$23,613	$—	$32,508
Interest payments – fixed rate debt	2,137	2,029	1,981	1,867	730	—	8,744
Principal payments – variable rate debt	144,599	29,641	58,429	—	—	—	232,669
Interest payments – variable rate debt (based on rates in effect as of December 31, 2011)	8,205	5,284	4,443	—	—	—	17,932
Total	$161,782	$37,276	$66,225	$2,227	$24,343	$—	$291,853

(1)	Does not include approximately $0.6 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower. Effective February 13, 2012 we reached an agreement with the lenders to extend the maturity date of the senior secured credit facility from February 13, 2012 to April 13, 2012. The BHFS Loan matured on January 28, 2012. We are working with the lenders to extend the maturity, but we cannot be assured if a resolution will be reached.

The table below provides information regarding our notes payable with scheduled maturities in the twelve months following December 31, 2011, along with extension options, if available. Available extension options that are associated with the notes payable listed below are subject to certain conditions as required under the respective loan agreements ($ in thousands).

Description	Balance at December 31, 2011	Maturity Date		Extension Options	Recourse to the Company
BHFS I, LLC (Land)	13,878	1/28/2012	(1)	none	100%
BHFS II, LLC	7,565	1/28/2012	(1)	none	100%
BHFS III, LLC	8,338	1/28/2012	(1)	none	100%
BHFS IV, LLC	14,480	1/28/2012	(1)	none	100%
Senior Secured Revolving Credit Facility	37,462	2/13/2012	(2)	none	100%
Bent Tree Green	6,503	05/19/12		Two one-year options	100%
BHFS Theatre, LLC	4,708	7/28/2012	(1)	none	100%
Tanglewood at Voss	39,025	08/20/12		One one-year option	100%
Becket House	23,798	12/31/12		none	n/a
Total due in next twelve months	$155,757

(1)	The BHFS Loan matured on January 28, 2012 and we did not pay the outstanding principal balance of the loan. We have been and remain actively working with the lenders to extend the maturity date. However, there is no assurance that the lenders will agree to extend the maturity date.
(2)	Effective February 13, 2012, we reached an agreement with the lenders to extend the maturity date of the loan from February 13, 2012 to April 13, 2012, while we work on a longer term extension with the lenders. The lender holds $4.9 million of cash in an escrow account as collateral (classified as restricted cash on consolidated balance sheet).

On January 28, 2012, the loan tranches associated with our Frisco Square property (the “BHFS loan”) matured and we did not pay the outstanding principal balance of the loan, which constituted an event of default. As a result of the maturity default of the BHFS Loan, the lenders accelerated the maturity of the loan related to the Frisco Square Theater. We have been and remain actively working with the lenders to extend the maturity date of the BHFS Loan. However, there is no assurance that the lenders will agree to extend the maturity date and may pursue their rights and remedies under the loan agreements, which may include, among other things, ceasing any funding of escrowed expenses, the appointment of a receiver or foreclosure. We intend to use all options available to us to defend and protect our interest in the property. The outstanding principal balance of the BHFS Loan is approximately $44.1 million and the outstanding principal balance of the Frisco Square Theater loan is approximately $4.7 million as of January 28, 2012.

As of December 31, 2011, we are not in compliance with covenants related to Becket House, Bent Tree Green, Frisco Square and Tanglewood at Voss and our senior secured credit facility. The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan. We currently do not have a hedge in place. This is not an event of default unless the lender provides notification and requires us to purchase the hedge. The Bent Tree Green loan requires a debt service coverage ratio of 1.2 that the property does not meet as of December 31, 2011 (actual ratio is 0.9). Under the Bent Tree Green loan agreement, we have a 120 day period to cure the deficiency. We cured the deficiency in January 2012 by obtaining new tenant leases.

Loan covenants related to Frisco Square, Tanglewood at Voss and the senior secured credit facility include covenants that require us to maintain a tangible net worth of $242 million. As of December 31, 2011, our tangible net worth is $216 million. We are working with the lenders to waive the events of noncompliance or modify the covenant so that we are in compliance. However, there is no assurance that the lenders will agree to waive the events of noncompliance or to modify the covenant and may pursue their rights and remedies under the loan agreement.

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

Each of our loans is secured by one or more of our properties. At December 31, 2011, our notes payable interest rates ranged from 1.8% to 15%, with a weighted average interest rate of 5.1%. Generally, our notes payable mature at approximately two to ten years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Bent Tree, Northborough Tower, and Frisco Square investments require monthly payments of both principal and interest. Monthly excess cash flow, as defined, from Tanglewood at Voss and the Lodge and Spa at Cordillera is used to make principal payments for the Tanglewood at Voss loan. At December 31, 2011, our notes payable had maturity dates that ranged from January 2012 to December 2016.

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

Credit Facility

In February 2008, we entered into a senior secured credit facility providing for up to $75 million of secured borrowings. The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit. We have unconditionally guaranteed payment of the senior secured credit facility. The availability of credit under the senior secured credit facility is limited by the terms of the credit agreement. As of December 31, 2011 and 2010, the maximum availability under the senior secured credit facility was $37.5 million and $70.1 million, respectively, and was fully utilized. The proceeds of the credit facility have been used to fund ongoing costs at our development and operating properties and for general corporate purposes. Effective February 13, 2011, we reached an agreement with the lenders of the senior secured credit facility to extend the maturity date of the loan from February 13, 2011 to February 13, 2012. The loan extension required a principal payment of $0.7 million. On April 26, 2011, we made a principal payment of $4 million from the proceeds of the sale of 12600 Whitewater. On June 30, 2011, we made a principal payment of $17.1 million from the proceeds of the sale of 2603 Augusta. On December 21, 2011, we made a principal payment of $10.8 million from the proceeds of the sale of Regency Center and the lender reserved $4.9 million as cash collateral which is included as restricted cash on our consolidated balance sheet as of December 31, 2011. Effective February 13, 2012, we reached an agreement with the lenders to extend the maturity date of the loan from February 13, 2012 to April 13, 2012 while we work out terms for a longer extension. Under the terms of the extension, the loan bears interest at LIBOR plus 4%.

Our ability to fund our liquidity requirements is expected to come from the cash and cash equivalents, which total $13.5 million on our consolidated balance sheet as of December 31, 2011, new borrowings, and additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing including using the proceeds from the sale of our properties to achieve our investment objectives.

As of December 31, 2011, restricted cash on the consolidated balance sheet of $8 million included amounts set aside as interest reserves totaling $0.6 million and $4.9 million held as additional collateral for our senior secured credit facility. The remaining balance of $2.5 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Joint Venture Indebtedness

We have noncontrolling, unconsolidated ownership investments in two properties and one investment in a joint venture consisting of 22 properties. Our effective ownership percentages range from 47% to 50%. We exercise significant influence over, but do not control, these entities and, therefore, they are presently accounted for using the equity method of accounting. As of December 31, 2011, the total amount of aggregate debt held by unrelated parties that was incurred by these ventures was approximately $189.4 million.

The table below summarizes the outstanding debt of these properties as of December 31, 2011 ($ in thousands).

		Carrying Value of Investment
Property Name	Ownership Interest	December 31, 2011	December 31, 2010
Royal Island	30.69%	$—	$14,226
GrandMarc at Westberry Place	50.00%	—	6,126
Santa Clara 800 Joint Venture	50.00%	12,525	14,974
Central Europe Joint Venture	47.27%	22,362	23,773
Total		$34,887	$59,099

Market Outlook

During 2011, the U.S. economy faced one of its most volatile periods as the economy was interrupted by domestic and international economic events. The year began with a view toward global and domestic recoveries, particularly in the U.S. in advance of quantitative easing from the U.S. Federal Reserve. This optimism was soon overcome as the Japanese earthquake disrupted world-wide industrial supply chains, the political unrest in the Middle East led to higher energy and commodity prices, and, finally, the European debt crisis appeared to threaten international debt markets in a Lehman-like collapse. Growth in the economy was further shaken during the prolonged U.S. debt ceiling debate and the downgrade of the U.S. government’s credit rating in late summer. However, global and domestic markets were surprisingly resilient and by the fourth quarter a number of signs pointed once again to a modest recovery in the U.S. economy. Leading the improvements were fourth quarter results for GDP, job creation, unemployment claims, consumer spending and manufacturing indicators. The economy has now added more than 100,000 jobs per month for six months, the longest streak since 2006. Unemployment is now down 1.5% from its peak in 2009. While these figures are still modest and overall unemployment remain high and the European debt crisis still remains not fully resolved, the end result is the economy appears to be similarly positioned for slow to moderate growth at the end of 2011 as it was at the beginning of the year.

As an owner of office real estate properties, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties. Over the past several months there has been some improvement in fundamental benchmarks such as occupancy, rental rates and pricing. Continued improvement in these fundamentals is dependent upon sustained economic growth. Occupancy and rental rate stabilization will vary by market and property type.

The hospitality industry is beginning to see early signs of a recovering economy. Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 53.5% in the fourth quarter of 2010 to 60.1% in the fourth quarter of 2011. The national overall Average Daily Rate has also risen, from $98.25 in the fourth quarter of 2010 to $101.64 in the fourth quarter of 2011. This positive growth in the hospitality industry is expected to continue.

We have several projects in various stages of development including land and condominiums. We are continuing to evaluate performing any further substantive development activities on these projects in the near term. Our ability to develop is affected by market and other forces impacting the U.S. economy and real estate industry as a whole and by the local economic conditions in the markets in which our properties are located, including the dislocations in the credit markets. Less availability and increased cost of debt financing secured by commercial real estate is a result of tightened underwriting standards and risk adverse capital markets. These conditions have and may continue to materially affect the availability or the terms of financing that we have or may anticipate utilizing for development.

Results of Operations

As of December 31, 2011, we were invested in 17 assets including eight wholly owned properties, four properties consolidated through investments in joint ventures and a consolidated interest in a note receivable joint venture. During the year ended December 31, 2011, we sold 12600 Whitewater Drive, 2603 Augusta, Crossroads, Regency Center and the GrandMarc at Westberry Place property, in which we held a 50% interest through a noncontrolling unconsolidated joint venture. During the third quarter of 2011, we purchased the remaining interest in the Rio Salado property, bringing our interest in the property to 100% from approximately 99%. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Arizona, California, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

As of December 31, 2010, we were invested in 21 assets including 11 wholly owned properties and five consolidated properties through investments in joint ventures. In addition, we were the mezzanine lender for one multifamily property. We also had noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties were located in Arizona, California, Colorado, Minnesota, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Fiscal year ended December 31, 2011 as compared to the fiscal year ended December 31, 2010

	Year Ended December 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Revenue:
Rental revenue	$39,132	$36,010	$3,122	9%
Hotel revenue	4,496	4,483	13	0%
Condominium sales	8,866	27,760	(18,894)	-68%
Interest income from notes receivable	—	6,434	(6,434)	n/a
Total revenues	$52,494	$74,687	$(22,193)	-30%
Expenses:
Property operating expenses	$16,194	$16,013	$181	1%
Bad debt expense	507	638	(131)	-21%
Cost of condominium sales	9,047	28,239	(19,192)	-68%
Condominium inventory impairment	5,926	5,674	252	n/a
Interest expense	17,195	13,110	4,085	31%
Real estate taxes	6,141	5,173	968	19%
Impairment charge	12,681	7,551	5,130	68%
Provision for loan losses	7,881	7,136	745	10%
Property management fees	1,463	1,613	(150)	-9%
Asset management fees	5,033	5,327	(294)	-6%
General and administrative	5,701	6,702	(1,001)	-15%
Depreciation and amortization	19,456	19,186	270	1%
Total expenses	$107,225	$116,362	$(9,137)	-8%

Revenues.  Our total revenues decreased by $22.2 million to $52.5 million for the year ended December 31, 2011 as compared to $74.7 million for the year ended December 31, 2010. The change in revenues is primarily due to:

•	decrease in condominium sales of $18.9 million for the year ended December 31, 2011 compared to 2010. We closed on the sale of 12 condominium units at Chase — The Private Residences at an average sales price of $0.7 million each during the year ended December 31, 2011. We closed on the sale of 15 condominium units at an average price of $1.9 million each at Chase — The Private Residences during the year ended December 31, 2010; and
•	no interest income from notes receivable was earned as of December 31, 2011 as compared to $6.4 million earned as of December 31, 2010. The interest income from notes receivable for the year ended December 31, 2010 is due to interest received from the Royal Island borrowers and interest earned on the Tanglewood at Voss mezzanine loan.

Property Operating Expenses.  Property operating expenses for the year ended December 31, 2011 were $16.2 million as compared to $16 million for the year ended December 31, 2010, and were comprised of operating expenses from our consolidated properties. Our property operating expenses may fluctuate as we have asset sales.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at Chase — The Private Residences, for the year ended December 31, 2011 was $9 million as compared to $28.2 million for the year ended December 31, 2010. We closed on the sale of 12 condominium units at Chase — The Private Residences during the year ended December 31, 2011. We closed on the sale of 15 condominium units during the year ended December 31, 2010.

Condominium inventory impairment.  We recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase — The Private Residences and a $4 million non-cash charge related to our condominium development at Cordillera during the year ended December 31, 2011, due largely to the nationwide downturn in the housing and related condominium market that began during 2007 and has continued through 2011. This downturn has resulted in lower than expected sales volume and reduced selling prices. There was $5.7 million impairment charges related to our condominium inventory for the year ended December 31, 2010.

Impairment charge.  For the year ended December 31, 2011, we recognized impairment charges of $6.2 million related to Rio Salado and $5.1 million related to Frisco Square. We also recorded a $1.4 million impairment related to our 50% unconsolidated joint venture in Santa Clara 800. For the year ended December 31, 2010, we recognized impairment charges totaling $13.2 million related to Chase — The Private Residences, to one of our office buildings located in Houston, Texas and to our 30.69% unconsolidated joint venture interest in Royal Island.

Provision for loan losses.  During the year ended December 31, 2011, we recorded a $5.3 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance the underlying collateral value. We also recorded a $2.5 million provision for loan losses to reflect our current estimate of potential loan loss related to the Alexan Black Mountain mezzanine loan. During the year ended December 31, 2010, we recorded a $7.1 million provision for loan losses to reflect our current estimate of potential loan loss related to the Alexan Black Mountain mezzanine loan.

Equity in losses of unconsolidated joint ventures.  Our equity in losses of unconsolidated joint ventures increased by $31 million for the year ended December 31, 2011, primarily due to the impairment of the Royal Island assets.

Fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	Percent
Revenue:
Rental revenue	$36,010	$45,004	$(8,994)	-20%
Hotel revenue	4,483	3,776	707	19%
Condominium sales	27,760	21,838	5,922	27%
Interest income from notes receivable	6,434	—	6,434	n/a
Total revenues	$74,687	$70,618	$4,069	6%
Expenses:
Property operating expenses	$16,013	$19,688	$(3,675)	-19%
Bad debt expense	638	10,095	(9,457)	n/a
Cost of condominium sales	28,239	21,738	6,501	30%
Condominium inventory impairment	5,674	—	5,674	n/a
Interest expense	13,110	13,602	(492)	-4%
Real estate taxes	5,173	6,279	(1,106)	-18%
Impairment charge	7,551	15,522	(7,971)	-51%
Provision for loan losses	7,136	—	7,136	n/a
Property management fees	1,613	1,667	(54)	-3%
Asset management fees	5,327	5,775	(448)	-8%
General and administrative	6,702	5,703	999	18%
Depreciation and amortization	19,186	21,007	(1,821)	-9%
Total expenses	$116,362	$121,076	$(4,714)	-4%

Revenues.  Our total revenues increased by $4.1 million to $74.7 million for the year ended December 31, 2010 as compared to $70.6 million for the year ended December 31, 2009. The change in revenues was primarily due to:

•	an increase in interest income from notes receivable of $6.4 million of which $5.5 million is related to Royal Island. The remaining $0.9 million was related to deconsolidation of the interest income on Tanglewood at Voss which was eliminated due to consolidation prior to January 1, 2010. On September 30, 2010, we converted our mezzanine loan to an ownership in the property;
•	increase in condominium sales of $5.9 million in 2010 compared to 2009. We closed on the sale of 15 condominium units at an average price of $1.9 million each at Chase — The Private Residences during the year ended December 31, 2010. We closed on the sale of 23 condominium units at an average cost of $1 million each during the year ended December 31, 2009;
•	increased hotel revenues of $0.7 million related to the start of a slow recovery of the hospitality industry in 2010. Hotel revenues consisted of revenues generated by the operations of The Lodge & Spa at Cordillera; and
•	a decrease in rental revenues in 2010 of $9 million, of which $2.3 million was due to the deconsolidation of Alexan Black Mountain on January 1, 2010, $1.7 million was due to the deconsolidation of Tanglewood at Voss on January 1, 2010 (through September 30, 2010), $2.9 related to decreased occupancy at Becket House, and $3.4 million related to an amended hotel lease at Chase Park Plaza. These decreases were partially offset by a $1.3 million increase related to our Frisco Square property due to increased occupancy.

Property Operating Expenses.  Property operating expenses for the year ended December 31, 2010 were $16 million as compared to $19.7 million for the year ended December 31, 2009, and were comprised of operating expenses from our consolidated properties. Our property operating expenses may fluctuate as we have asset sales.

Bad debt expense.  Bad debt expense for the year ended December 31, 2010 was $0.6 million as compared to $10.1 million for the year ended December 31, 2009. The decrease in bad debt expense was primarily due to a 2009 charge for bad debt for Chase Park Plaza. Hotel occupancy rates and ADR declined sharply nationwide in 2009. As a result, the Chase Park Plaza lessee, Kingsdell, L.P., was unable to pay the full amount of its lease payment in 2009. In February 2010, the lease with Kingsdell, L.P. was amended to include a revised rental schedule and forgiveness of certain amounts past due under the original lease.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at Chase — The Private Residences, for the year ended December 31, 2010 were $28.2 million as compared to $21.7 million for the year ended December 31, 2009. The increase was due to higher average cost of sales for the condominiums sold for the year ended December 31, 2010 as compared to the year ended December 31, 2009. We closed on the sale of 15 condominium units at Chase — The Private Residences during the year ended December 31, 2009. We closed on the sale of 23 condominium units during the year ended December 31, 2009.

Interest Expense.  Interest expense for the year ended December 31, 2010 was approximately $13.1 million as compared to approximately $13.6 million for the year ended December 31, 2009. The reduction was primarily due to a decrease in the notes payable balances related to the deconsolidation of the Tanglewood at Voss (through September 30, 2010) and Alexan Black Mountain properties. Our notes payable balance at December 31, 2010 was $347.8 million as compared to $429.8 million at December 31, 2009.

Condominium inventory impairment.  There was $5.7 million of impairment charges related to our condominium inventory for the year ended December 31, 2010. There were no impairment charges related to our condominium inventory for the year ended December 31, 2009.

Impairment Charge.  For the year ended December 31, 2010, we recognized impairment charges totaling $13.2 million related to Chase — The Private Residences, one of our office buildings located in Houston, Texas and our 30.38% unconsolidated joint venture interest in Royal Island. For the year ended December 31, 2009, we recognized $15.5 million in impairment charges. We recorded a $9.9 million impairment charge related to our leasehold interest in an office building in London, England and a $5.6 million impairment charge related to our hotel and development property in Edwards, Colorado.

Property Management Fees.  Property management fees were $1.6 million and $1.7 million for the years ended December 31, 2010 and 2009, respectively, and were comprised of fees related to our consolidated properties. We expect decreases in property management fees in the future as asset sales occur.

Asset Management Fees.  Asset management fees for the year ended December 31, 2010 totaled $5.3 million as compared to $5.8 million for the year ended December 31, 2009 and were comprised of fees incurred by our consolidated properties. We expect asset management fees to decrease in the future as asset sales occur.

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

Other income, net.  Other income, net, for the year ended December 31, 2010 was $6.1 million as compared to $8.4 million for the year ended December 31, 2009. Other income, net, for the year ended December 31, 2010 is primarily attributable to a refund of fees by the Advisor. Other income, net, for the year ended December 31, 2009, is primarily attributable to the monetization of State of Missouri historic tax credits totaling $8.7 million on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri in 2009. The proceeds from the historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

Loss on troubled debt restructuring.  Loss on troubled debt restructuring for the year ended December 31, 2010 was $5 million and related to obtaining the fee simple interest in the Tanglewood at Voss property, including the assumption of the outstanding senior note payable in full satisfaction of our Tanglewood at Voss mezzanine loan receivable balance plus accrued interest totaling $18.3 million. We had no loss on troubled debt restructuring for the year ended December 31, 2009.

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

Cash Flow Analysis

Fiscal year ended December 31, 2011 as compared to the fiscal year ended December 31, 2010

Cash provided by operating activities for the year ended December 31, 2011 was $17.5 million, and was comprised of the net loss of $94.1 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $23.1 million, an impairment charge of $23.8 million, provision for loan losses of $7.9 million, equity in losses of our unconsolidated joint venture of $36.5 million, and change in condominium inventory of $23.5 million, primarily from the sale of the historic tax credits. This was offset by cash used by working capital and other operating activities of approximately $0.5 million, the adjustment for the gain on troubled debt restructuring of $0.5 million and by the adjustment for gain on sale of real estate of $2.2 million. Cash provided by operating activities for the year ended December 31, 2010 was $17.5 million and was comprised primarily of the net loss of $62.8 million, non-cash impairment charges of $31.5 million, a decrease in condominium inventory of $21.5 million, provision for loan losses of $7.1 million and depreciation and amortization expense of $22 million.

Cash provided by investing activities for the year ended December 31, 2011 was $68.9 million and was comprised of proceeds from the sale of real estate of $81.1 million, distributions of $7.7 million from our unconsolidated joint venture and proceeds from notes receivable repayments of $1.1 million. This was offset by cash for expenditures for real estate under development of $3.9 million, additions of property and equipment of $6.5 million, investment in notes receivable of $5.1 million, and changes in restricted cash of $6 million. Cash used in investing activities for the year ended December 31, 2010 was $7.6 million and primarily represents expenditures for real estate under development of $10.2 million, additions of property and equipment of $5.1 million and proceeds from the sale of GrandMarc on the Corner of $8.8 million.

Cash used in financing activities for the year ended December 31, 2011 was $82.8 million and was comprised of payments on notes payable and the senior secured credit facility of $154.3 million offset by borrowings, net of financing costs, of $69.9 million. Borrowings on a note payable to a related party were $1.5 million. Cash distributions were $0.5 million and net contributions from noncontrolling interest holders was $0.6 million. Cash used in financing activities for the year ended December 31, 2010 was $9.9 million and consisted primarily of payments on notes payable of $30.1 million, proceeds from notes payable of $11.9 million, net borrowings on our senior secured credit facility of $7.5 million and deposits received under sales contracts of $6 million.

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

Cash used in investing activities for the year ended December 31, 2010 was $7.6 million and primarily represents expenditures for real estate under development of $10.2 million, additions of property and equipment of $5.1 million and proceeds from the sale of Grandmarc on the Corner of $8.8 million. Cash used in investing activities for the year ended December 31, 2009 was $33.2 million and primarily represented expenditures for real estate under development, including capital expenditures of consolidated borrowers totaling $10.9 million, additions of property and equipment of $8.5 million, investment in notes receivable of $6 million, an increase in restricted cash of $4.5 million, and investment in unconsolidated joint ventures of $3.4 million.

Cash used in financing activities for the year ended December 31, 2010 was $9.9 million and consisted primarily of payments on notes payable of $30.1 million, proceeds from notes payable of $11.9 million, net borrowings on our senior secured credit facility of $7.5 million and deposits received under sales contracts of $6 million. Cash provided by financing activities for the year ended December 31, 2009 was $8.5 million and consisted primarily of proceeds from notes payable of $26 million, payments on notes payable of $30.3 million and net borrowings on our senior secured credit facility of $14.6 million.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) in the April 2002 “White Paper of Funds From Operations” which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership), plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests as one measure to evaluate our operating performance. In October 2011, NAREIT clarified the FFO definition to exclude impairment charges of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership). We have calculated FFO for all periods presented in accordance with this clarification.

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

We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, impairments of depreciable assets, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which is not immediately apparent from net income.

FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor as an indication of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other GAAP measurements. Additionally, the exclusion of impairments limits the usefulness of FFO as a historical operating performance measure since an impairment charge indicates that operating performance has been permanently affected. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO. Our FFO as presented may not be comparable to amounts calculated by other REITs that do not define these terms in accordance with the current NAREIT definition or that interpret the definition differently.

Our calculation of FFO for the years ended December 31, 2011, 2010 and 2009 is presented below ($ in thousands except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net loss attributable to common shareholders	$(88,608)	$(61,233)	$(37,037)
Adjustments for(1):
Impairment charge(2)	51,791	31,194	13,149
Real estate depreciation and amortization(3)	25,592	28,938	30,973
Gain on sale of real estate	(4,891)	(7,081)	—
Funds from operations (FFO)	$(16,116)	$(8,182)	$7,085
GAAP weighted average shares:
Basic and diluted	56,489	56,225	55,352
FFO per share	$(0.29)	$(0.15)	$0.13
Net loss per share	$(1.57)	$(1.09)	$(0.67)

(1)	Reflects the adjustments for continuing operations, as well as discontinued operations.
(2)	Includes impairment of our investments in unconsolidated entities which resulted from a measurable decrease in the fair value of the depreciable real estate held by the joint venture or partnership.
(3)	Real estate depreciation and amortization includes our consolidated real depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners’ share of the real estate depreciation and amortization.

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

On March 30, 2009, our board of directors suspended, until further notice, ordinary redemptions other than those submitted for a stockholder’s death, disability or confinement to a long-term care facility, which we call “exceptional” redemptions. On January 10, 2011, the board suspended the redemption program with respect to all types of redemptions until further notice.

We have not presented information regarding submitted and unfulfilled redemptions during 2011 as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.

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

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cashflow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. In connection with entering our disposition phase, on March 28, 2011, our board of directors discontinued regular quarterly distributions in favor of those that may arise from proceeds available to be distributed from our asset sales.

Distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	December 31,
	2011	2010	2009
Total Distributions Paid	$1,410	$8,402	$13,772
Principal Sources of Funding:
Distribution Reinvestment Plan	$925	$5,676	$9,896
Cash flow provided by operating activities	$17,488	$17,464	$11,421
Cash available at the beginning of the period(1)	$9,833	$9,511	$25,260

(1)	Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings after the impact of historical operating activities, other investing and financing activities.

The following are the distributions paid and declared for the quarters in December 31, 2011 and 2010 ($ in thousands except per share amounts).

	Distributions Paid			Total Distributions Declared	Declared Distribution Per Share
2011	Cash	Reinvested	Total
Fourth Quarter	$—	$—	$—	$—	$—
Third Quarter	—	—	—	—	—
Second Quarter	—	—	—	—	—
First Quarter	485	925	1,410	—	—
Total	$485	$925	$1,410	$—	$—

	Distributions Paid			Total Distributions Declared		Declared Distribution Per Share
2010	Cash	Reinvested	Total
Fourth Quarter	$476	$931	$1,407	$1,409	(1)	$0.025
Third Quarter	474	930	1,404	1,406		0.025
Second Quarter	460	943	1,403	1,406		0.025
First Quarter	1,316	2,872	4,188	1,405		0.025
Total	$2,726	$5,676	$8,402	$5,626		$0.100

(1)	The distribution was declared on January 10, 2011 for the fourth quarter 2010 and was paid on February 3, 2011.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 ($ in thousands):

	Payments Due by Period(1)
	2012	2013	2014	2015	2016	After 2016	Total
Principal payments – fixed rate debt	$6,841	$322	$1,372	$360	$23,613	$—	$32,508
Interest payments – fixed rate debt	2,137	2,029	1,981	1,867	730	—	8,744
Principal payments – variable rate debt	144,599	29,641	58,429	—	—	—	232,669
Interest payments – variable rate debt (based on rates in effect as of December 31, 2011)	8,205	5,284	4,443	—	—	—	17,932
Total	$161,782	$37,276	$66,225	$2,227	$24,343	$—	$291,853

(1)	Does not include approximately $0.6 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower. Effective February 13, 2012 we reached an agreement with the lenders to extend the maturity date of the senior secured credit facility from February 13, 2012 to April 13, 2012. The Frisco loan matured on January 28, 2012. We are working with the lenders to extend the maturity.

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

Real Estate

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values. The acquisition date is the date on which we obtain control of the real estate property. The assets acquired and liabilities assumed may consist of land, inclusive of associated rights, buildings, assumed debt, identified intangible assets and liabilities and asset retirement obligations. Identified intangible assets generally consist of above-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships. Identified intangible liabilities generally consist of below-market leases. Goodwill is recognized as of the acquisition date and measured as the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree over the fair value of the identifiable net assets acquired. Likewise, a bargain purchase gain is recognized in current earnings when the aggregate fair value of the consideration transferred and any noncontrolling interests in the acquiree is less than the fair value of the identifiable net assets acquired. Acquisition-related costs are expensed in the period incurred.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants. The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the fair value of assumed debt by calculating the net present value of the scheduled mortgage payments using interest rates for debt with similar terms and remaining maturities that management believes we could obtain at the date of the debt assumption. Any difference between the fair value and stated value of the assumed debt is recorded as a discount or premium and amortized over the remaining life of the loan using the effective interest method.

We determine the value of above-market and below-market leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal options that, based on a qualitative assessment of several factors, including the financial condition of the lessee, the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, are reasonably assured to be exercised by the lessee for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases. The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense. The estimated remaining average useful lives for acquired lease intangibles range from less than one year to approximately ten years.

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

The nationwide downturn in the housing and related condominium market that began during 2007 and has continued through the fourth quarter of 2011 has resulted in lower than expected sales volume and reduced selling prices. As a result of our evaluations, we recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase-The Private Residences and a $4 million non-cash charge to reduce the carrying value of condominium development at The Lodge & Spa at Cordillera during the year ended December 31, 2011. Both of these non-cash charges are classified as condominium inventory impairment charges in the accompanying consolidated statement of operations. We recognized a non-cash charge of $5.7 million during the year ended December 31, 2010 to reduce the carrying value of the condominiums at Chase-The Private Residences. In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

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

In May 2011, the FASB issued updated guidance for fair value measurements. The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are evaluating this guidance and currently do not believe that it will have a material impact on our consolidated financial statements or disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income. The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The early adoption of this guidance had no material impact on our results of operations or disclosures.

Recent Tax Legislation regarding Cost Basis Reporting

Effective January 1, 2011, new federal income tax information reporting rules will require the “cost basis” for shares involved in certain transactions to be reported to stockholders and the Internal Revenue Service. These rules apply to all shares, including shares purchased through our distribution reinvestment plan, purchased on or after January 1, 2011. More specifically, upon the transfer or redemption of any shares subject to the new reporting requirements, a broker must report both the cost basis of the shares and the gain or loss recognized on the transfer or redemption of those shares to the stockholder and to the Internal Revenue Service on Form 1099-B. In addition, effective January 1, 2011, S-corporations will no longer be exempt from Form 1099-B reporting, and shares purchased by an S-corporation on or after January 1, 2012 will be subject to the reporting requirements described above. If we take an organizational action such as a stock split, merger, or acquisition that affects the cost basis of the shares subject to the new reporting requirements, we will report to each stockholder and the Internal Revenue Service a description of the action and the quantitative effect of that action on the cost basis of the applicable shares on an information return.

In connection with the transfer or redemption of shares subject to the new reporting requirements (generally shares purchased on or after January 1, 2011), stockholders may identify by lot the shares that are transferred or redeemed, but shares of stockholders who do not identify specific lots in a timely manner will be transferred or redeemed on a “first in/first out” basis. Transfer statement reporting on certain transactions not otherwise subject to the reporting requirements discussed above (excluding transactions involving shares acquired before January 1, 2011) may also be required under these new rules. Transfer statements are issued between “brokers” and are not issued to stockholders or the Internal Revenue Service. Stockholders should consult their tax advisors regarding the consequences of the new information reporting rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes, primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $265.9 million in notes payable at December 31, 2011, $232.7 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by approximately $0.1 million.

At December 31, 2011, interest rate caps classified as assets were reported at their combined fair values of less than $0.1 million within prepaid expenses and other assets. A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps and swaps. A 100 basis point increase in interest rates would result in a less than $0.1 million net increase in the fair value of our interest rate caps and swaps.

Foreign Currency Exchange Risk

We currently have a leasehold interest in London, England that holds €0.5 million in Euro-denominated accounts at European financial institutions. We also own approximately 47% interest investment in joint venture consisting of 22 properties in the Czech Republic, Poland, Hungary, and Slovakia that hold $3.1 million in Euro-denominated accounts at European financial institutions. As such, we believe that we are exposed to any significant foreign currency fluctuations related to these accounts.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2011, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2011, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Adoption of Second Amended and Restated Valuation Policy

On March 23, 2012, our board of directors adopted the Second Amended and Restated Policy for Estimation of Common Stock Value (the “Second Amended and Restated Valuation Policy”) to be effective immediately. The amendments clarify the manner in which our estimated value per share may be adjusted in the event that our board of directors makes special distributions that it designates to cause such adjustments. Under the Second Amended and Restated Valuation Policy, if we make a specially designated distribution to stockholders, the estimated value per share will be reduced by the per share amount of such specially designated distribution, and we will provide the estimated value per share as adjusted in a current report on Form 8-K or any other appropriate public filing with the SEC.

In addition, among other immaterial revisions, the amendments to the valuation policy also clarify that the per share estimated value may be developed from data that is as of a date not more than 18 months prior to the effective date of the estimated valuation, and that in general we will consider a new estimated valuation every 18 months. In all other material respects, the terms of our valuation policy remain unchanged.

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

Robert M. Behringer, 63, has served as our Chairman of the Board and a director since our inception in November 2004. From November 2004 until June 2008, he also served as Chief Executive Officer and Chief Investment Officer. He has also served as the sole manager and Chief Executive Officer of Behringer Harvard Holdings, LLC (“Behringer Harvard Holdings”), the indirect parent corporation of our Advisor, since December 2001. Mr. Behringer has also served as Chairman of the Board and a director of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”) since June 2002, Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT I”) since December 2007, and Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”) since January 2007, each a publicly registered real estate investment trust, and Behringer Harvard Multifamily REIT II, Inc. (“Behringer Harvard Multifamily REIT II”), a REIT that is still in registration with the SEC, since April 2007. Since 2002, Mr. Behringer has been a general partner of Behringer Harvard Short-Term Opportunity Fund I LP (“Behringer Harvard Short-Term Opportunity Fund”) and Behringer Harvard Mid-Term Value Enhancement Fund I LP (“Behringer Harvard Mid-Term Value Enhancement Fund”), each a publicly registered real estate limited partnership. Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP (“Behringer Harvard Strategic Opportunity Fund I”) and Behringer Harvard Strategic Opportunity Fund II LP (“Behringer Harvard Strategic Opportunity Fund II”), private real estate limited partnerships. Since 2001, Mr. Behringer also has been the Chief Executive Officer of the other companies affiliated with Behringer Harvard Holdings.

From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately-held REIT formed by Mr. Behringer that has been liquidated and that had an asset value of approximately $174 million before its liquidation. Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships. From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (now known as Lend Lease Real Estate Investments, Inc.), one of the largest pension fund advisors and owners of real estate in the United States. While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the south-central United States, which included working on mortgage loan “workouts” and restructurings. The portfolio included institutional-quality office, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion. Mr. Behringer’s experience at Equitable required him to negotiate unique terms (such as loan length, interest rates, principal payments, loan covenants (i.e., debt to equity ratios), collateral, guaranties and general credit enhancements) for each restructured loan, specifically tailored to the debtor’s particular facts and circumstances and market conditions. Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

Mr. Behringer has over 25 years of experience in real estate investment, management, and finance activities, including, prior to the founding of the Behringer Harvard organization, approximately 140 properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational space. Since the founding of the Behringer Harvard organization and through December 31, 2011, Mr. Behringer’s experience includes over 170 properties, with over 40 million square feet of office, retail, industrial, apartment, hotel and recreational properties. In addition to being our Chairman of the Board, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties located in the

United States and other countries, including Germany, the Netherlands, England and Australia. Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council. Mr. Behringer was also a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

Our board of directors has concluded that Mr. Behringer is qualified to serve as Chairman of the Board and one of our directors for reasons including his over 25 years of experience in real estate investing and having sponsored numerous public and private real estate programs. With this background, we believe Mr. Behringer has the depth and breadth of experience to implement our business strategy. Further, as Chairman of the Board and a director of Behringer Harvard REIT I, Behringer Harvard Multifamily REIT I and Behringer Harvard Opportunity REIT II, he has an understanding of the requirements of serving on a public company board and the leadership experience necessary to serve as the Chairman of the Board of our company.

Robert S. Aisner, 65, served as our Chief Executive Officer from June 2008 through January 2012, as our President from our inception in November 2004 through January 2012, and one of our directors since our inception. In January 2012, Mr. Aisner was appointed Vice Chairman of the Board. From July 2005 through June 2008, Mr. Aisner served as our Chief Operating Officer. In addition, Mr. Aisner has served as President (since May 2005), Chief Executive Officer (since July 2009 and from June 2008 until May 2009), and a director (since June 2003) of Behringer Harvard REIT I. Mr. Aisner also has served as President (from January 2007 through January 2012), Chief Executive Officer (from June 2008 through January 2012), and a director (since January 2007) of Behringer Harvard Opportunity REIT II, as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I since August 2006 and as President (since April 2007) and Chief Executive Officer (since September 2008) of Behringer Harvard Multifamily REIT II. Mr. Aisner is also Chief Executive Officer of our Advisor and President and Chief Operating Officer of our sponsor, Behringer Harvard Holdings.

Mr. Aisner has over 30 years of commercial real estate experience. In addition to Mr. Aisner’s commercial real estate experience, as an officer and director of Behringer Harvard sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer Harvard in 2003, Mr. Aisner served as: (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT that focused on the development, acquisition and management of upscale apartment communities and advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (2) President of AMLI Management Company, which oversaw all of AMLI’s apartment operations in 80 communities; (3) President of the AMLI Corporate Homes division that managed AMLI’s corporate housing properties; (4) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (5) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee. During Mr. Aisner’s tenure, AMLI was actively engaged in real estate debt activities, some of which were similar to our current loan structures. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. Mr. Aisner is a member of the Board of Directors of the Association of Foreign Investors in Real Estate (AFIRE), the Board of Directors of the National Multi-Housing Council (NMHC), the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA). From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

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

Barbara C. Bufkin, 56, has served as one of our directors since March 2005. Ms. Bufkin is a 30-year veteran of the insurance industry and has been Executive Vice President, Business Development of Argo Group International Holdings, Ltd. since March 2011. Prior to that, Ms. Bufkin served as Senior Vice President, Business Development of Argo Group International Holdings, Ltd. from August 2007 to March 2011. Prior to that, from August 2004 until August 2007, Ms. Bufkin was Senior Vice President, Corporate Business Development of Argonaut Group, Inc. From September 2002 until August 2004, Ms. Bufkin was Vice President of Corporate Business Development of Argonaut. From 2001 until Ms. Bufkin became an employee of Argonaut in September 2002, she provided insurance and business development consulting services to Argonaut. From 2000 to September 2002, Ms. Bufkin also provided insurance and business development consulting services to other insurance companies and financial institutions, including consulting services to Swiss Re New Markets, General Re and AIG in connection with the $3 billion workers’ compensation privatization of the Florida Special Disability Trust Fund. Prior to that, Ms. Bufkin served as Director of Swiss Re New Markets and Chairman, President and Chief Executive Officer of Swiss Re subsidiaries Facility Insurance Corporation (FIC) and Facility Insurance Holding Corporation (FIHC). Her background also includes nearly 15 years of industry experience in executive positions with Sedgwick Payne Company, E.W. Blanch Company and other insurance industry firms. Ms. Bufkin graduated cum laude from the State University of New York at Buffalo, with a B.A. in Philosophy. She is an alumna of the Leadership Texas, Stanford Executive Education, and Wharton Executive Education programs. She was a Director of the Southwestern Insurance Information Service for eight years. In 2000, she was nominated to the Texas Women’s Hall of Fame and was selected to the 2004 Class of Leadership America.

Our board of directors has concluded that Ms. Bufkin is qualified to serve as one of our directors for reasons including her significant corporate business development experience as an insurance industry executive. Ms. Bufkin’s background compliments that of our other board members and brings a unique perspective to our board. She provides valuable knowledge and insight into business development and management issues.

Terry L. Gage, 54, has served as one of our directors since September 2007. Mr. Gage has more than 20 years of senior management experience in corporate financial management, accounting and administration within the software, engineering, government contracting and professional services industries. From May 2010 to December 2011, Mr. Gage was a business and financial consultant. From June 2008 to May 2010, Mr. Gage served as Chief Financial Officer and Vice President, Finance of Wilson & Associates, LLC, an interior architectural design firm. From September 2007 to June 2008, Mr. Gage served as Chief Administrative Officer of Wilson & Associates, LLC. From 2003 to September 2007, Mr. Gage was a business and financial consultant. From 1995 to 2003, Mr. Gage served as Executive Vice President and Chief Financial Officer, as well as Treasurer and Assistant Secretary, of Carreker Corporation, formerly a publicly traded consulting and software solutions company for the banking industry. Prior to joining Carreker, Mr. Gage was Vice President, Chief Financial Officer, Secretary and Treasurer for FAAC Inc., a software engineering and consulting services company, from 1986 to 1995. He holds a Bachelor of Business Administration degree from Eastern Michigan University and was a Certified Public Accountant from 1982 to 1989.

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

Steven J. Kaplan, 61, has served as one of our directors since February 2006. Mr. Kaplan also served as a director of Behringer Harvard REIT I from May 2003 until April 2004. He has over 30 years of experience in the commercial real estate industry. From 1979 through 1993, Mr. Kaplan was a principal of and general counsel for Edgewood Investment Corporation, a regional real estate firm that acquired, operated and disposed of over 15 apartment communities, 12 shopping centers, 14 office buildings and six hotels. From 1994 through August 1999, Mr. Kaplan served as the President and Chief Executive Officer of Landauer Associates, Inc., a national valuation and consulting firm. In this capacity, Mr. Kaplan expanded the services of Landauer to include a national capital markets group as well as an international hospitality division. Landauer was sold to Grubb & Ellis in August 1999, and Mr. Kaplan served as chief operating officer of this international brokerage and property management firm. Since leaving Grubb & Ellis in March 2000, Mr. Kaplan has provided advisory services for various real estate service providers, owners and investors and has engaged in the practice of law with a focus on commercial real estate transactions. Mr. Kaplan is an attorney and is admitted to practice law in Texas, Iowa (inactive) and Illinois (inactive).

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

Executive Officers

In addition to Robert M. Behringer and Robert S. Aisner, the following individuals serve as our executive officers:

Michael J. O’Hanlon, 60, was elected our Chief Executive Officer and President in January 2012. Mr. O’Hanlon also serves as Chief Executive Officer and President of several other Behringer Harvard — sponsored programs, including Behringer Harvard Opportunity REIT II. Prior to his appointment as an officer of the Company, Mr. O’Hanlon was an independent director of Behringer Harvard Multifamily REIT II from September 2011 through December 2011. From September 2010 to December 2011, Mr. O’Hanlon was President and Chief Operating Officer of Billingsley Company, a major Dallas, Texas based owner, operator and developer that has interests in commercial office, industrial, retail, and multifamily properties. From November 2007 to October 2009, Mr. O’Hanlon served as Chief Executive Officer and President for Inland Western Retail Real Estate Trust, Inc., a public non-traded REIT, where he was responsible for an $8.5 billion national retail and office portfolio consisting of 335 properties and 51 million square feet. From January 2005 to October 2007, Mr. O’Hanlon served as head of Asset Management for Inland Real Estate Group of Companies. In total, Mr. O’Hanlon has over 30 years of management experience with public and private firms with commercial real estate portfolios, with a broad range of responsibilities including overseeing acquisitions, dispositions, restructurings, joint ventures and capital raising, and with experience with a diverse group of real estate-related investments including multifamily and debt-related investments. Mr. O’Hanlon received a Masters of Business Administration, Finance-Money and Financial Markets degree in 1979 from Columbia University Graduate School of Business. Mr. O’Hanlon has also received a Bachelor of Science, Accounting degree in 1973 from Fordham University. Mr. O’Hanlon has served and been an active member of the Real Estate Roundtable, NAREIT, ICSC and ULI.

Andrew J. Bruce, 40, was elected our Chief Financial Officer in February 2012. Mr. Bruce also serves as Chief Financial Officer of Behringer Harvard Opportunity REIT II. Mr. Bruce will continue to serve as Senior Vice President of Capital Markets for Behringer Harvard, a role in which he has served since March 2006, and be responsible for managing the financing activities for the Behringer Harvard programs, including the structuring and placement of commercial debt for new acquisitions and developments, for the refinancing of existing debt, debt restructurings, and for fund level credit facilities. Prior to joining Behringer Harvard, from 1994 to early 2006, Mr. Bruce worked for AMLI Residential Properties Trust in Dallas and in Chicago. While at AMLI, Mr. Bruce was responsible for placing AMLI’s secured and unsecured debt and for overseeing the underwriting projections for new development and co-investment projects. Mr. Bruce holds a Masters in Business Administration degree from the University of Chicago, and a CPA designation. Mr. Bruce graduated from Western Michigan University with a Bachelor of Business Administration degree. Associations that Mr. Bruce is currently affiliated with include ULI (Full Member and Inner-City Council Leader), NAREIT, and Family Gateway Affordable Housing, Inc. where he serves as a board member and Vice Chairman.

M. Jason Mattox, 36, has served as our Executive Vice President since March 2006. Mr. Mattox also serves as an Executive Vice President of our advisor and serves in these and similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard REIT I, Behringer Harvard Multifamily REIT II, Behringer Harvard Opportunity REIT II and Behringer Harvard Multifamily REIT I. From 1997 until joining Behringer Harvard in 2002, Mr. Mattox served as a Vice President of Harvard Property Trust, Inc. and became a member of its Investment Committee in 1998. From 1999 until 2001, Mr. Mattox served as Vice President of Sun Resorts International, Inc., a recreational property investment company, coordinating marina acquisitions throughout the southern United States and the U.S. Virgin Islands. From 1999 until 2001, in addition to providing services related to investing, acquisition, disposition and operational activities, Mr. Mattox served as an asset manager with responsibility for over one million square feet of Harvard Property Trust, Inc.’s commercial office assets in Texas and Minnesota, overseeing property performance, management offices, personnel and outsourcing relationships. Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties. Mr. Mattox holds FINRA Series 7, 24 and 63 registrations. Mr. Mattox received a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

Samuel A. Gillespie, 53, has served as our Chief Operating Officer since June 2008. In addition, Mr. Gillespie has served as Senior Vice President — Funds Management of Harvard Property Trust, LLC, the managing member of our Advisor, since March 2006. Mr. Gillespie also serves as Chief Operating Officer for Behringer Harvard Opportunity REIT II and for the general partner of Behringer Harvard Short-Term Opportunity Fund I and Behringer Harvard Mid-Term Value Enhancement Fund I. In addition, Mr. Gillespie serves as the Chief Operating Officer of Behringer Harvard Strategic Opportunity Fund I and Behringer Harvard Strategic Opportunity Fund II. Mr. Gillespie has over 25 years of experience in the commercial real estate industry guiding diverse and sophisticated portfolios. Prior to joining Behringer Harvard in November 2004, Mr. Gillespie was with the Trammell Crow Company for 21 years. At Trammell Crow, he held the position of Managing Director of National Accounts and was responsible for Trammell Crow Company’s largest institutional customers. Prior to that, Mr. Gillespie was partner in charge of Trammell Crow’s Indianapolis office from 1986 to 1997. He began his career with Trammell Crow as a leasing agent in Oklahoma City in 1983. Mr. Gillespie holds a Bachelor of Science degree, summa cum laude, in accounting from Texas A&M University, and holds the CCIM designation.

Michael D. Cohen, 37, has served as our Executive Vice President since October 2011. Mr. Cohen also serves as Executive Vice President of Behringer Harvard Holdings and Executive Vice President — International Platform of Harvard Property Trust. Mr. Cohen also works closely with Behringer Securities LP, a subsidiary of Behringer Harvard, to develop institutional investments and manage relationships with the company’s institutional investors. Mr. Cohen joined Behringer Harvard in 2005 from Crow Holdings, the investment office of the Trammell Crow Company, where he concentrated on the acquisition and management of the firm’s office, retail, and hospitality assets. Mr. Cohen began his career in 1997 at Harvard Property Trust and Behringer Partners, predecessor companies to Behringer Harvard. He received a Bachelor of Business Administration degree from the University of the Pacific in Stockton, California, and a Masters degree in Business and Finance from Texas Christian University in Fort Worth, Texas. He is a member of the Association of Foreign Investors in Real Estate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2011 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2011.

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

Audit Committee Financial Expert

The Audit Committee consists of independent directors Terry L. Gage, the chairman, Barbara C. Bufkin and Steven J. Kaplan. Our board of directors has determined that Mr. Gage is an “audit committee financial expert,” as defined by the rules of the SEC. The biography of Mr. Gage, including his relevant qualifications, is previously described in this Item 10. Our shares are not listed for trading on any national securities exchange and therefore our audit committee members are not subject to the independence requirements of the New York Stock Exchange (“NYSE”) or any other national securities exchange. However, each member of our audit committee is “independent” as defined by the NYSE.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

We do not directly compensate our named executive officers, nor do we reimburse our Advisor for compensation paid to our named executive officers, for services rendered to us. Our executive officers also are officers of Behringer Opportunity Advisors I, our Advisor, and its affiliates, and are compensated by an affiliate of Behringer Harvard Holdings for their services to us, as well as for their services to other Behringer Harvard entities. Pursuant to the second amended and restated advisory management agreement, we pay certain management fees to our Advisor and its affiliates to compensate the Advisor for the services it provides in our day-to-day management. In addition, we reimburse certain expenses of the Advisor and its affiliates, including reimbursement for the costs of salaries and benefits of certain of their employees. Reimbursement for the costs of salaries and benefits of our Advisor’s employees relate to compensation paid to our Advisor’s employees that provide services to us such as accounting, administrative or legal, for which our Advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to our Advisor and other affiliates is found in Item 13 below. We, therefore, do not have, nor has our board of directors or compensation committee considered a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.

If we determine to compensate our named executive officers in the future, the Compensation Committee will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares.

Directors’ Compensation

We pay each of our directors who is not an employee of the Company, the Advisor, or their affiliates an annual retainer of $30,000. In addition, we pay the chairperson of the Audit Committee an annual retainer of $10,000 and the chairpersons of our Nominating and Compensation Committees annual retainers of $5,000 each. These retainers are payable quarterly in arrears. In addition, we pay each non-employee director (a) $1,500 for each board of directors or committee meeting attended in person or by telephone if the director is at least 300 miles from the site of the meeting, (b) $750 for all other board of directors or committee meetings attended by telephone, and (c) $750 for each written consent considered by the director. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Under our 2004 Amended and Restated Incentive Award Plan (the “Incentive Award Plan”), each non-employee director is automatically granted an option to purchase 5,000 shares of common stock on the date he or she first becomes a director and upon each person’s reelection as a director. The board of directors determines the fair market value of our shares under the Incentive Award Plan. Options granted prior to 2008 have an exercise price of $9.10 per share, options granted in 2008 have an exercise price of $9.50 per share, options granted in 2009 have an exercise price of $8.17, and options granted in 2010 have an exercise price of $8.03, and options granted in 2011 have an exercise price of $7.66 per share. Options granted to non-employee directors prior to 2008 pursuant to the Incentive Award Plan became exercisable for a period of one year as to 25% of the original option grant during each of 2010 and 2011 and at the end of such year any unexercised options expired. The remaining 50% of the original option grant will become exerciseable during 2012. Options granted to non-employee directors in 2008 and after pursuant to the Incentive Award Plan became fully exercisable on the first anniversary of the date of grant.

Director Compensation Table

The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2011:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Robert M. Behringer	—	—	—
Robert S. Aisner	—	—	—
Barbara C. Bufkin	$64,250 (2)	$4,328	$68,578
Terry L. Gage	$70,750 (3)	$4,328	$75,078
Steven J. Kaplan	$66,500 (4)	$4,328	$70,828

(1)	The value of stock option awards represents the amount of compensation cost under Accounting Standards Codification (“ASC”) Topic 718.
(2)	Includes payment of $17,000 in 2011 for services rendered in 2010.
(3)	Includes payment of $18,250 in 2011 for services rendered in 2010.
(3)	Includes payment of $17,750 in 2011 for services rendered in 2010.

Incentive Award Plan

The Incentive Award Plan was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005. The Incentive Award Plan is administered by our board of directors and provides for equity awards to our employees, directors and consultants and those of our affiliates. A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. An option to acquire 1,250 shares was awarded to Mr. Kaplan on February 17, 2006 when he was elected to our board of directors. In addition, on that date, an option to acquire 5,000 shares of our common stock was awarded to each of Ms. Bufkin and Robert J. Chapman, members of our board of directors. Options to acquire an additional 5,000 shares of our common stock were awarded to each of Ms. Bufkin, Robert J. Chapman and Mr. Kaplan on both June 29, 2006 and June 21, 2007 in connection with their reelection to our board of directors; however, upon his resignation from the board of directors in August 2007, Mr. Chapman forfeited the option to purchase 5,000 shares of our common stock that was awarded to him on June 21, 2007. An option to acquire 3,333 shares of our common stock was awarded to Mr. Gage on September 24, 2007 when he was elected to our board of directors. Options to acquire an additional 5,000 shares of our common stock were awarded to each of Ms. Bufkin, Mr. Gage and Mr. Kaplan on July 24, 2008, June 22, 2009, October 18, 2010 and October 17, 2011 in connection with their reelection to our board of directors. As of December 31, 2011, these are the only options to acquire shares of our common stock that have been awarded pursuant to the Incentive Award Plan.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2011 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2011, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information regarding our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)(2)
Equity compensation plans approved by security holders	79,792	$8.53	10,920,209 *
Equity compensation plans not approved by security holders	—	—	—
Total	79,792	$8.53	10,920,209*

*	All shares authorized for issuance pursuant to awards not yet granted under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information as of February 29, 2012 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Robert M. Behringer(2)	21,739	*
Robert S. Aisner(3)	—	—
Michael J. O’Hanlon(4)	—	—
Andrew J. Bruce(5)	—	—
Kymberlyn K. Janney(6)	—	—
Barbara C. Bufkin(7)	22,500	—
Steven J. Kaplan(8)	20,625	—
Terry L. Gage(9)	16,667	—
All directors and executive officers as a group (ten persons)(10)	81,531	*

*	Represents less than 1%
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 29, 2012. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Includes 21,739 shares of common stock owned by Behringer Harvard Holdings. It does not include 1,000 shares of convertible stock owned by Behringer Harvard Holdings. As of March 1, 2011, Mr. Behringer controlled the disposition of approximately 40% of the outstanding limited liability company interests and the voting of 85% of the outstanding limited liability company interests of Behringer Harvard Holdings.
(3)	Does not include 21,739 shares of common stock and 1,000 shares of convertible stock owned by

Behringer Harvard Holdings. Mr. Aisner controls the disposition of 4% of the limited liability company interests in Behringer Harvard Holdings. Mr. Behringer has the right to vote Mr. Aisner’s interest in Behringer Harvard Holdings.
(4)	Michael J. O’Hanlon was elected our Chief Executive Officer and President in January 2012.
(5)	Andrew J. Bruce was elected our Chief Financial Officer in January 2012.
(6)	Effective November 30, 2011, Kymberlyn K. Janney resigned as the Chief Financial Officer, Chief Accounting Officer and Treasurer.
(7)	Includes up to 22,500 shares issuable pursuant to vested stock options.
(8)	Includes up to 20,625 shares issuable pursuant to vested stock options.
(9)	Includes up to 16,667 shares issuable pursuant to vested stock options.
(10)	Does not include 1,000 shares of convertible stock owned by Behringer Harvard Holdings. The actual number of shares of common stock issuable upon conversion of the convertible stock is indeterminable at this time.

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

In early 2011, the Advisor and the Company, through members of its audit committee, considered and discussed the application of certain fee and expense reimbursement provisions contained in the advisory management agreement. To clarify the calculation of these fees and expense reimbursements and to, among other things, revise the calculation of the debt financing fee that may be paid to the Advisor, we entered into the Second Amended and Restated Advisory Management Agreement (the “Amended Agreement”) with our Advisor on May 13, 2011. The Amended Agreement is effective as of December 31, 2010. On December 20, 2011, we entered into the First Amendment to the Amended Agreement (the “First Amendment”) which is effective as of January 1, 2012. Under the First Amendment, the annual asset management fee payable by us to the Advisor was reduced from 0.75% to 0.60% of the aggregate asset value of acquired real estate and real estate related assets. Also on December 20, 2011, we renewed the Amended Agreement, as amended by the First Amendment, through December 31, 2012. Other than as described above, the terms of the Amended Agreement remain unchanged.

During the year ended December 31, 2011, Behringer Harvard Opportunity Advisors I earned an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate and real estate related assets. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the month. For the year ended December 31, 2011, we expensed $5.4 million of asset management fees, all of which were calculated before the First Amendment became effective.

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan. Under the Amended Agreement, our obligation to reimburse the Advisor for acquisition expenses is no longer limited to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced (including expenses paid or incurred prior to amendment of the advisory management agreement). For the year ended December 31, 2011, we expensed $0.4 million in acquisition and advisory fees.

Under the Amended Agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the Amended Agreement) will be 1% of the loan commitment amount. Amounts due to the Advisor for a Revised Loan (as defined in the Amended Agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. Under the previous agreement, the Advisor was entitled to a fee of 1% of the loan commitment amount regardless of the length of the extension. For the year ended December 31, 2011, we incurred $0.9 million in debt financing fees.

We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive officers. For the year ended December 31, 2011, we expensed costs for administrative services totaling $2 million.

We pay HPT Management Services LLC, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our Advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. In the year ended December 31, 2011, we expensed property management fees or oversight fees of $0.9 million.

On March 29, 2011, the Company obtained a $2.5 million loan from our Advisor to further bridge the Company’s short-term liquidity needs. The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement, or (iii) the termination without cause of the property management agreement. The balance on the loan at December 31, 2011 was $1.5 million. The loan did not exist as of December 31, 2010.

At December 31, 2011, we had a payable to our Advisor and its affiliates of $5.8 million. This balance consists of accrued and deferred fees during 2011, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees, a loan of $1.5 million and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.

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

On September 26, 2011, we, through a wholly owned subsidiary of our operating partnership, entered into a lease agreement with Behringer Harvard REIT I, Inc., a real estate investment program sponsored by our sponsor Behringer Harvard Holdings LLC, to lease approximately 14,500 rentable square feet at Bent Tree Green to Behringer Harvard REIT I, Inc. The lease commenced on November 1, 2011 for a 66-month term (the first six months of which are free rent) with scheduled rent increases every 12 months. The Company’s management and board of directors determined that the lease was fair and reasonable to the Company and on terms and conditions that are no less favorable to the Company than can be obtained from unaffiliated third parties for comparable transactions or services in the same location.

Independence

Although our shares are not listed for trading on any national securities exchange and therefore our board of directors is not subject to the independence requirements of the NYSE or any other national securities exchange, our board has evaluated whether our directors are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Behringer Harvard Opportunity REIT I, our senior management and our independent registered public accounting firm, the board has determined that the majority of the members of our board, and each member of our audit committee, compensation committee and nominating committee, is “independent” as defined by the NYSE.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

Deloitte & Touche LLP has served as our independent registered public accounting firm since September 2, 2005. Our management believes that it is knowledgeable about our operations and accounting practices and well qualified to act as our independent registered public accounting firm.

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the years ended December 31, 2011 and 2010 ($ in thousands):

	2011	2010
Audit Fees(1)	$592	$580
Audit-Related Fees(2)	—	—
Tax Fees(3)	10	9
All Other Fees	—	—
Total Fees	$602	$589

(1)	Audit fees consisted of professional services performed in connection with the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit-related fees consisted of professional services performed in connection with the audit of historical financial statements for property acquisitions and Sarbanes-Oxley Act Section 404 advisory services.
(3)	Tax fees consist principally of assistance with matters related to tax compliance, tax planning and tax advice.

The Audit Committee considers the provision of these services to be compatible with maintaining the independence of Deloitte & Touche LLP.

Audit Committee’s Pre-Approval Policies and Procedures

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

The Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2011 and 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  List of Documents Filed.

1.	Financial Statements
The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-2 herein.
2.	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts and Reserves
Schedule III — Real Estate and Accumulated Depreciation
Schedule IV — Mortgage Loans on Real Estate
3.	Exhibits

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

Behringer Harvard Opportunity REIT I, Inc.

Dated: March 29, 2012	By: /s/ Michael J. O’Hanlon Michael J. O’Hanlon Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2012	/s/ Robert M. Behringer Robert M. Behringer Chairman of the Board of Directors
March 29, 2012	/s/ Robert S. Aisner Robert S. Aisner Vice Chairman of the Board of Directors
March 29, 2012	/s/ Michael J. O’Hanlon Michael J.O’Hanlon Chief Executive Officer (Principal Executive Officer)
March 29, 2012	/s/ Andrew J. Bruce Andrew J. Bruce Chief Financial Officer (Principal Financial Officer)
March 29, 2012	/s/ Lisa Ross Lisa Ross Treasurer (Principal Accounting Officer)
March 29, 2012	/s/ Barbara C. Bufkin Barbara C. Bufkin Director
March 29, 2012	/s/ Terry L. Gage Terry L. Gage Director
March 29, 2012	/s/ Steven J. Kaplan Steven J. Kaplan Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT I, Inc.
Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for the evaluation of consolidation of entities determined to be variable interest entities on January 1, 2010 due to the adoption of Accounting Standards Codification Topic 810.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 29, 2012

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Real estate
Land and improvements, net	$77,687	$97,741
Buildings and improvements, net	261,336	337,103
Real estate under development	16,503	19,060
Total real estate	355,526	453,904
Condominium inventory	29,752	59,219
Cash and cash equivalents	13,503	9,833
Restricted cash	8,033	2,574
Accounts receivable, net	8,462	9,249
Prepaid expenses and other assets	3,344	3,921
Leasehold interests, net	19,208	15,781
Investments in unconsolidated joint ventures	34,887	59,099
Furniture, fixtures and equipment, net	5,536	7,757
Deferred financing fees, net	3,078	2,681
Notes receivable, net	31,508	48,011
Lease intangibles, net	11,348	16,430
Other intangibles, net	6,994	7,671
Receivables from related parties	—	1,494
Total assets	$531,179	$697,624
Liabilities and Equity
Notes payable	$265,857	$347,825
Note payable to related parties	1,500	—
Accounts payable	999	1,786
Payables to related parties	4,339	861
Acquired below-market leases, net	7,134	9,638
Accrued and other liabilities	21,407	21,244
Total liabilities	301,236	381,354
Commitments and contingencies
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 and 56,379,760 shares issued and outstanding at December 31, 2011, and December 31, 2010, respectively	6	6
Additional paid-in capital	502,743	502,102
Accumulated distributions and net loss	(275,509)	(185,491)
Accumulated other comprehensive loss	(4,890)	(3,956)
Total Behringer Harvard Opportunity REIT I, Inc. equity	222,350	312,661
Noncontrolling interest	7,593	3,609
Total equity	229,943	316,270
Total liabilities and equity	$531,179	$697,624

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2011, 2010, and 2009
(in thousands, except per share amounts)

	2011	2010	2009
Revenues
Rental revenue	$39,132	$36,010	$45,004
Hotel revenue	4,496	4,483	3,776
Condominium sales	8,866	27,760	21,838
Interest income from notes receivable	—	6,434	—
Total revenues	52,494	74,687	70,618
Expenses
Property operating expenses	16,194	16,013	19,688
Bad debt expense	507	638	10,095
Cost of condominium sales	9,047	28,239	21,738
Condominium inventory impairment	5,926	5,674	—
Interest expense	17,195	13,110	13,602
Real estate taxes	6,141	5,173	6,279
Impairment charge	12,681	7,551	15,522
Provision for loan losses	7,881	7,136	—
Property management fees	1,463	1,613	1,667
Asset management fees	5,033	5,327	5,775
General and administrative	5,701	6,702	5,703
Depreciation and amortization	19,456	19,186	21,007
Total expenses	107,225	116,362	121,076
Interest income	48	110	409
Gain on sale of investment	—	3,180	—
Other income, net	363	6,079	8,446
Loss on troubled debt restructuring	—	(5,036)	—
Loss from continuing operations before income taxes and equity in losses of unconsolidated joint ventures	(54,320)	(37,342)	(41,603)
Provision for income taxes	(170)	(217)	(145)
Equity in losses of unconsolidated joint ventures	(36,507)	(5,464)	(2,141)
Loss from continuing operations	(90,997)	(43,023)	(43,889)
Loss from discontinued operations	(4,463)	(23,660)	(4,071)
Gain on sale of real estate	1,334	3,901	—
Net loss	(94,126)	(62,782)	(47,960)
Add: Net loss attributable to the noncontrolling interest
Noncontrolling interest in continuing operations	5,518	1,549	10,923
Net loss attributable to common shareholders	$(88,608)	$(61,233)	$(37,037)
Weighted average shares outstanding:
Basic and diluted	56,489	56,225	55,352
Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(1.49)	$(0.67)	$(0.60)
Discontinued operations	(0.08)	(0.42)	(0.07)
Basic and diluted loss per share	$(1.57)	$(1.09)	$(0.67)
Amounts attributable to common shareholders:
Continuing operations	$(84,145)	$(37,573)	$(32,966)
Discontinued operations	(4,463)	(23,660)	(4,071)
	$(88,608)	$(61,233)	$(37,037)
Comprehensive income (loss):
Net loss	$(94,126)	$(62,782)	$(47,960)
Other comprehensive loss:
Foreign currency translation loss	(804)	(1,726)	(1,315)
Unrealized gain (loss) on interest rate derivatives	(149)	504	1,336
Reclassifications due to hedging activities	—	726	240
Total other comprehensive income (loss)	(953)	(496)	261
Comprehensive loss	(95,079)	(63,278)	(47,699)
Comprehensive loss attributable to noncontrolling interest	5,537	1,501	12,445
Comprehensive loss attributable to common shareholders	$(89,542)	$(61,777)	$(35,254)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Equity
(in thousands, except share amounts)

	Convertible Stock		Common Stock		Additional Paid-In Capital	Accumulated Distribution and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance at January 1, 2009	1,000	—	54,836,985	$5	$489,139	$(66,085)	$(5,194)	$5,502	$423,367
Redemption of common stock	—	—	(153,755)	—	(1,387)	—	—	—	(1,387)
Distributions declared on common stock	—	—	—	—	—	(12,374)	—	—	(12,374)
Contributions from non-controlling interest	—	—	—	—	—	—	—	2,871	2,871
Distributions to non-controlling interest	—	—	—	—	—	—	—	(254)	(254)
Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	1,141,848	1	9,896	—	—	—	9,897
Comprehensive loss:
Net loss	—	—	—	—	—	(37,037)	—	(10,923)	(47,960)
Other comprehensive income:
Foreign currency translation loss	—	—	—	—	—	—	324	(1,639)	(1,315)
Unrealized gain on interest rate derivatives	—	—	—	—	—	—	1,218	118	1,336
Reclassifications due to hedging activities	—	—	—	—	—	—	240	—	240
Total comprehensive loss								(12,445)	(47,699)
Balance at December 31, 2009	1,000	—	55,825,078	6	497,648	(115,496)	(3,412)	(4,325)	374,421
Cumulative effect of adoption of accounting standard	—	—	—	—	—	(360)	—	9,412	9,052
Redemption of common stock	—	—	(152,108)	—	(1,222)	—	—	—	(1,222)
Distributions declared on common stock	—	—	—	—	—	(8,402)	—	(67)	(8,469)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	90	90
Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	706,790	—	5,676	—	—	—	5,676
Comprehensive loss:
Net loss	—	—	—	—	—	(61,233)	—	(1,549)	(62,782)
Other comprehensive income:
Foreign currency translation gain (loss)	—	—	—	—	—	—	(1,774)	48	(1,726)
Unrealized gains (losses) on interest rate derivatives	—	—	—	—	—	—	464	40	504
Reclassifications due to hedging activities	—	—	—	—	—	—	766	(40)	726
Total comprehensive loss	—	—	—	—	—	—	—	(1,501)	(63,278)
Balance at December 31, 2010	1,000	—	56,379,760	6	502,102	(185,491)	(3,956)	3,609	316,270
Distributions declared on common stock	—	—	—	—	—	(1,410)	—	—	(1,410)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	10,003	10,003
Distributions to non-controlling interest	—	—	—	—	—	—	—	(766)	(766)
Transfer of non-controlling interest	—	—	—	—	(284)	—	—	284	—
Shares issued pursuant to Distribution
Reinvestment Plan, net	—	—	120,712	—	925	—	—	—	925
Comprehensive loss:
Net loss	—	—	—	—	—	(88,608)	—	(5,518)	(94,126)
Other comprehensive income:
Foreign currency translation gain (loss)	—	—	—	—	—	—	(785)	(19)	(804)
Unrealized gains (losses) on interest rate derivatives	—	—	—	—	—	—	(149)	—	(149)
Total comprehensive loss	—	—	—	—	—	—	—	(5,537)	(95,079)
Balance at December 31, 2011	1,000	$—	56,500,472	$6	$502,743	$(275,509)	$(4,890)	$7,593	$229,943

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(94,126)	$(62,782)	$(47,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,177	22,006	25,677
Amortization of deferred financing fees	2,943	2,816	3,093
Loss (Gain) on troubled debt restructuring	(452)	5,036	—
Loss on debt extinguishment	—	2,253	—
Gain on sale of real estate	(2,183)	(3,935)	—
Gain on sale of interest in joint venture	—	(3,177)	—
Impairment charge	23,774	31,478	15,522
Provision for loan losses	7,881	7,136	—
Bad debt expense	520	638	10,230
Equity in losses of unconsolidated joint ventures	36,507	5,464	2,141
Unrealized gain on derivatives	—	(2,370)	(909)
Change in operating assets and liabilities:
Accounts receivable	(1,456)	(2,353)	(3,369)
Condominium inventory	23,541	21,479	3,327
Prepaid expenses and other assets	602	(1,901)	1,448
Accounts payable	(166)	636	(771)
Accrued and other liabilities	(1,109)	(1,439)	2,479
Payables to related parties	2,998	(1,510)	2,012
Lease intangibles	(1,963)	(2,011)	(1,499)
Cash provided by operating activities	17,488	17,464	11,421
Cash flows from investing activities:
Proceeds from sale of real estate	81,153	2,770	—
Proceeds from sale of unconsolidated joint venture	—	8,842	—
Investment in unconsolidated joint ventures	(31)	(3,249)	(3,377)
Capital expenditures for real estate under development	(3,337)	(10,160)	(10,311)
Capital expenditures for real estate under development of consolidated borrowers	—	—	(583)
Additions of property and equipment	(6,518)	(5,083)	(8,489)
Change in restricted cash	(6,004)	2,355	(4,451)
Cash assumed from conversion of mezzanine loan to equity	—	407	—
Investment in notes receivable	(5,141)	(4,449)	(6,015)
Proceeds from payments on note receivables	1,116	600	—
Distributions from unconsolidated joint venture	7,701	395	—
Cash provided by (used in) investing activities	68,939	(7,572)	(33,226)
Cash flows from financing activities:
Financing costs	(2,869)	(1,325)	(764)
Proceeds from notes payable	72,789	11,887	25,966
Proceeds from mortgages of consolidated borrowers	—	—	1,700
Deposits received under sales contracts	—	6,025	—
Payments on notes payable	(121,788)	(30,097)	(30,325)
Net borrowings (repayments) on senior secured revolving credit facility	(32,620)	7,482	14,600
Borrowings on note payable related party	1,500	—	—
Purchase of interest rate derivatives	—	68	—
Redemptions of common stock	—	(1,221)	(1,387)
Distributions	(485)	(2,726)	(3,874)
Contributions from noncontrolling interest holders	1,397	90	2,871
Distributions to noncontrolling interest holders	(766)	(67)	(254)
Cash used in financing activities	(82,842)	(9,884)	8,533
Effect of exchange rate changes on cash and cash equivalents	85	1,325	(2,477)
Net change in cash and cash equivalents	3,670	1,333	(15,749)
Cash and cash equivalents at beginning of the year	9,833	9,511	25,260
Decrease in cash from deconsolidation due to adoption of accounting standard	—	(1,011)	—
Cash and cash equivalents at end of the year	$13,503	$9,833	$9,511

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

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis. In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, and other properties. We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties. We completed our first property acquisition in March 2006, and, as of December 31, 2011, we wholly owned eight properties, consolidated four properties through investments in joint ventures and a consolidating interest in a note receivable joint venture. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

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

We have $155.8 million of debt maturing in 2012. We are currently working with the lenders to refinance or extend $86.4 million of the debt. We may also pay down some of the debt from 2012 sales. We expect to exercise an option to extend $6.5 million of the maturing debt. The remaining maturing debt is related to properties we expect to sell prior to the maturity dates. See Note 9 — notes payable for further discussion.

The Company’s ability to continue as a going concern is, therefore, dependent upon its ability to sell real estate investments, to pay down debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of the Company including its development and operating properties.

Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or subsidiaries thereof. Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner. The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust.

We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC (“Behringer Opportunity Advisors I” or the “Advisor”), a Texas limited liability company formed in June 2007. Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions and investments on our behalf.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

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

2. Summary of Significant Accounting Policies  – (continued)

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal options that, based on a qualitative assessment of several factors, including the financial condition of the lessee, the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, are reasonably assured to be exercised by the lessee for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

We amortize the value of in-place leases acquired in the future to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. As of December 31, 2011, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately ten years.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

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

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of December 31, 2011 is as follows:

Lease / Other Intangibles
2012	$940
2013	862
2014	577
2015	555
2016	544

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

December 31, 2011	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Leasehold Interest	Other Intangibles
Cost	$306,724	$78,553	$25,027	$(17,991)	20,382	10,439
Less: depreciation and amortization	(45,388)	(866)	(13,679)	10,857	(1,174)	(3,445)
Net	$261,336	$77,687	$11,348	$(7,134)	$19,208	$6,994

December 31, 2010	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Leasehold Interest	Other Intangibles
Cost	$380,991	$98,267	$32,750	$(20,500)	$16,500	$10,439
Less: depreciation and amortization	(43,888)	(526)	(16,320)	10,862	(719)	(2,768)
Net	$337,103	$97,741	$16,430	$(9,638)	$15,781	$7,671

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value, and consists of land acquisition costs, land development costs, and construction costs and interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction. At December 31, 2011, condominium inventory consisted of $16.9 million of finished units and $12.9 million of work in progress. As of December 31, 2010, condominium inventory consisted of $27.6 million of finished units and $31.6 million of work in progress. In February 2011, we received $14.7 million related to the monetization of State of Missouri historic tax credits on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri, which was recorded as a reduction of our condominium inventory. The proceeds from these historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value. An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value. We determine the estimated fair value of condominiums based on comparable

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

sales in the normal course of business under existing and anticipated market conditions. This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management’s plans for the property.

The nationwide downturn in the housing and related condominium market that began during 2007 and continues through the fourth quarter of 2011, resulting in lower than expected sales volume and reduced selling prices through the second quarter of 2011. As a result of our evaluations, we recognized a non-cash charge of $1.9 million during the year ended December 31, 2011 to reduce the carrying value of condominiums at Chase — The Private Residences and a non-cash charge of $4 million during the year ended December 31, 2011 to reduce the carrying value of the condominium development at Cordillera. Both of these non-cash charges are classified as condominium inventory impairment charges in the accompanying consolidated statement of operations. We recognized a non-cash charge of $5.7 million during the year ended December 31, 2010 to reduce the carrying value of the condominiums at Chase — The Private Residences. In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $6.6 million and $6.7 million as of December 31, 2011 and 2010, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.3 million and $3 million as of the years ended December 31, 2011 and 2010, respectively. The allowance for doubtful accounts was $0.4 million as of December 31, 2011 and 2010.

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

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $10.2 million and $7.9 million as of December 31, 2011 and December 31, 2010, respectively.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

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

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $4.3 million and $8.4 million as of December 31, 2011 and December 31, 2010, respectively.

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

As of December 31, 2011, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

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

The British pound is the functional currency for our Becket House investment operating in London, England and the Euro is the functional currency for the operations of our Central Europe Joint Venture. We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statements of equity. The foreign currency translation adjustment was a loss of $0.8 million, a loss of $1.8 million and a gain of $0.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.8 million, $1.1 million, and $2.3 million was recognized in rental revenues for the years ended December 31, 2011, 2010, and 2009, respectively. Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Income Taxes

We elected to be taxed, and qualified, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ended December 31, 2006. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level except for the operations of our wholly owned taxable REIT subsidiaries. We have three taxable REIT subsidiaries that own and/or provide management and development services to certain of our investments in real estate and real estate under development.

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

On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax,” effective January 1, 2007. For the years ended December 31, 2011, 2010, and 2009, we recognized a current and deferred tax provision of $0.2 million, $0.2 million, and $0.1 million, respectively, related to the Texas margin tax.

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the tax basis of our fixed assets exceeds the book value by $116.1 million at December 31, 2011 and $95.5 million at December 31, 2010.

Stock-Based Compensation

We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2011, 2010, and 2009, we had no significant cost related to our incentive award plan.

Concentration of Credit Risk

At December 31, 2011 and 2010, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Noncontrolling Interest

Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets. Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2011, 2010 and 2009. Our chief operating decision maker evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.

Earnings per Share

Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period. As of December 31, 2011, 2010, and 2009, we had options to purchase 79,792, 74,688, and 69,583 shares of common stock outstanding at a weighted average exercise price of $8.66, $8.78, and $8.99, respectively. These options are excluded from the calculation of earnings per share for the years ended December 31, 2011, 2010, and 2009 because the effect would be anti-dilutive.

Reclassification

To conform to the current year presentation, which presents advertising expense as a component of property operating expense on our consolidated statements of operations and comprehensive income, we reclassified from advertising expense to property operating expense $0.8 million for the year ended December 31, 2009.

3. New Accounting Pronouncements

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

In May 2011, the FASB issued updated guidance for fair value measurements. The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are evaluating this guidance and currently do not believe that it will have a material impact on our consolidated financial statements or disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income. The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The early adoption of this guidance had no material impact on our results of operations or disclosures.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s performance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011 and 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$64	$—	$64

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$37	$—	$37

Derivative financial instruments classified as assets are included in other assets on the balance sheet.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

4. Assets and Liabilities Measured at Fair Value  – (continued)

Nonrecurring Fair Value Measurements:

We have recorded non-cash impairment charges related to a reduction in the fair value of certain of our assets. The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets or by obtaining third-party broker valuation estimates, bona fide purchase offers or the expected sales price of an executed sales agreement. The capitalization rate ranges and discount rate ranges were obtained from third-party service providers, and the capitalization rate ranges were gathered for specific metro areas and applied on a property-by-property basis. These fair value estimates are considered Level 3 under the fair value hierarchy described above.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the years ended December 31, 2011 and 2010:

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(1)
Assets
Note receivable, net	$—	$—	$31,280	$31,280	$(7,881)
Land and improvements, net	—	—	37,016	37,016	(993)
Buildings and improvements, net	—	—	34,151	34,151	(4,095)
Real estate under development	—	—	14,900	14,900	(6,169)
Condominium inventory	—	—	29,752	29,752	(5,925)
Investment in unconsolidated joint venture	—	—	12,524	12,524	(1,425)
Total	$—	$—	$159,623	$159,623	$(26,488)

(1)	Excludes $5.2 million in impairment loss of our discontinued operations that was disposed of as of the year ended December 31, 2011.

December 31, 2010	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(2)
Assets
Note receivable, net	$—	$—	$2,540	$2,540	$(7,136)
Land	—	—	709	709	(41)
Buildings and improvements, net	—	—	19,236	19,236	(1,113)
Real estate intangibles, net	—	—	1,047	1,047	(55)
Condominium inventory	—	—	42,298	42,298	(5,674)
Investment in unconsolidated joint venture	—	—	14,226	14,226	(6,342)
Total	$—	$—	$80,056	$80,056	$(20,361)

(2)	Excludes $18.3 million in impairment losses from one property disposed of as of the year ended December 31, 2010, and four properties included in discontinued operations as of December 31, 2011.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

5. Fair Value Disclosure of Financial Instruments  – (continued)

As of December 31, 2011 and 2010, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly-liquid nature and/or short-term maturities and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $265.9 million and $347.8 million as December 31, 2011 and 2010, respectively, have a fair value of approximately $265.4 million and $348.4 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets.

The fair value estimates presented herein are based on information available to our management as of December 31, 2011 and 2010. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

6. Real Estate Investments

As of December 31, 2011, we wholly owned eight properties and consolidated four properties through investments in joint ventures. We are the mezzanine lender for one multifamily property which, prior to January 1, 2010, we consolidated as the primary beneficiary of the VIE. In addition, we have noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

The following table presents certain information about our consolidated properties as of December 31, 2011:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Bent Tree Green	Dallas, Texas	138,000	3-story office building	100%	2006
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006
5000 S. Bowen Road	Arlington, Texas	87,000	1-story data center campus	100%	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2007
Tanglewood at Voss	Houston, Texas	—	multifamily	100%	2010
Santa Clara 700/750 Joint Venture	Santa Clara, California	306,000	2-building office complex	100%	2007
Rio Salado Business Center	Phoenix, Arizona	—	development property	100%	2007
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	95%	2006
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property	94%	2007
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	93%	2007
Becket House	London, England	46,000	long-term leasehold interest	80%	2007

During the year ended December 31, 2011, we evaluated certain real estate properties for impairment as a result of changes in expected holding periods. Accordingly, we recognized impairment charges of

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

6. Real Estate Investments  – (continued)

$11.3 million related to two of our development properties. In addition, we recorded impairment charges of $5.2 million related to two of our Houston properties. Both properties were sold during 2011 and accordingly these charges have been reclassified to discontinued operations in the accompanying consolidated statement of operations and other comprehensive loss for the year ended December 31, 2011.

During the year ended 2010, we recorded an $8.1 million non-cash impairment charge related to our office building in San Diego, California, which is included in discontinued operations (sold on October 4, 2011), a $1.2 million non-cash impairment charge to one of our office buildings located in Houston, Texas and a $5.9 million non-cash impairment charge to two of our office buildings located in Houston, Texas, which is included in discontinued operations. Also included in discontinued operations is a $4.2 million impairment charge for our property that was transferred to the lender pursuant to a deed-in lieu of foreclosure.

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

The 700/750 Joint Venture agreement provides the Santa Clara JV Partner with a put option that could require us to re-acquire the Santa Clara JV Partners’ 50% interest in the 700/750 Joint Venture at a fixed price upon satisfaction of certain conditions. Under GAAP, the condition of retaining the substantial risk or rewards of ownership such as a put option precludes us from recognizing the sale of the 700 and 750 buildings to the Santa Clara JV Partner. Accordingly, we will continue to reflect the assets and liabilities of the 700 and 750 buildings in our consolidated balance sheet as if a sale had not occurred. Further, we have recognized the $6 million cash contribution received from the Santa Clara JV Partner for their respective 50% interest in

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

6. Real Estate Investments  – (continued)

the 700/750 Joint Venture as a deposit in accrued and other liabilities in our consolidated balance sheet at December 31, 2010 and 2011 pending termination or cancellation of the put option or until the sale is considered consummated under GAAP. The 800 Joint Venture agreement does not contain a put option provision.

Our interest in the 800 Joint Venture is a noncontrolling, unconsolidated interest, for which we account using the equity method of accounting. Accordingly, effective August 5, 2010, we deconsolidated the assets and liabilities of the 800 building on our consolidated financial statements. Further, we recognized a $3.9 million gain on deconsolidation to the equity method, of which $2.8 million relates to the remeasurement of our retained 50% interest to its fair value. We evaluated our 50% unconsolidated investment in Santa Clara 800 due to a change in the hold period of the investment. Based upon a purchase offer, we recorded an impairment of $1.4 million in the fourth quarter of 2011.

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

Tanglewood at Voss contributed rental revenue of $4.9 million and a net loss of $1.9 million to our consolidated statements of operations for the year ended December 31, 2011. Tanglewood at Voss contributed rental revenue of $1.2 million and a net loss of $1.1 million to our consolidated statements of operations for the period from September 30, 2010 to December 31, 2010. We had consolidated Tanglewood at Voss as the primary beneficiary of a VIE for the years ended December 31, 2009 and 2008. We currently own 100% of the investment.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

6. Real Estate Investments  – (continued)

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of December 31, 2011 and 2010:

	Interest	Carrying Value of Investment
Property Name		December 31, 2011	December 31, 2010
Royal Island	30.69%	$—	$14,226
GrandMarc at Westberry Place	50.00%	—	6,126
Santa Clara 800 Joint Venture	50.00%	12,525	14,974
Central Europe Joint Venture	47.27%	22,362	23,773
Total		$34,887	$59,099

Our investments in unconsolidated joint ventures as of December 31, 2011 and 2010 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows:

	December 31, 2011	December 31, 2010
Real estate assets, net	$202,876	$361,430
Cash and cash equivalents	5,389	22,941
Other assets	8,764	3,690
Total assets	$217,029	$388,061
Notes payable	$189,402	$234,472
Other liabilities	26,117	19,611
Total liabilities	215,519	254,083
Equity	1,510	133,978
Total liabilities and equity	$217,029	$388,061

Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31
	2011		2010		2009
Revenue	$19,660		23,613		24,158
Operating expenses:
Operating expenses	10,599		7,312		6,287
Property taxes	1,447		561		803
Total operating expenses	12,046		7,873		7,090
Operating income	7,614		15,740		17,068
Non-operating expenses:
Depreciation and amortization	8,677		9,906		10,258
Interest and other, net	118,551	(1)	19,922		11,513
Total non-operating expenses	127,228		29,828		21,771
Net loss	$(119,614)		$(14,088)		$(4,703)
Equity in losses of unconsolidated joint ventures	$(36,507	)(2)	$(5,464	)(2)	$(2,141	)(2)

(1)	Year ending December 31, 2011, includes approximately $101 million in impairment expense
(2)	Company’s share of net loss

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

6. Real Estate Investments  – (continued)

We evaluate our investments in unconsolidated joint ventures at each reporting date. If we believe there is an other than temporary decline in market value, we will record an impairment charge based on these evaluations. We assess potential impairment by comparing our portion of estimated future undiscounted operating cash flows expected to be generated by the joint venture over the life of the joint venture’s assets to the carrying amount of the joint venture. In the event that the carrying amount exceeds our portion of estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the joint venture to its estimated fair value.

On December 8, 2011 the sole property owned by our Grandmarc at Westberry investment was sold. Proceeds of $7.7 million were distributed to the Company which reduced our investment to zero as of December 31, 2011. The investee reported a gain of $5.8 million on this transaction.

We evaluated our 50% unconsolidated investment in Santa Clara 800 due to a change in the hold period of the investment. Based upon a purchase offer, we recorded an impairment of $1.4 million in the fourth quarter of 2011. In the second quarter of 2011, the long-lived assets of the Royal Island Partnership were evaluated for impairment due to an impairment indicator associated with significant changes to the development and construction plans of the Royal Island Property. As a result of this assessment, it was determined that the net book value could not be recovered through future cash flows based on the then revised development plan. Therefore, Royal Island Partnership recorded an impairment charge of approximately $101 million to bring the assets (which now primarily consist of land) to their fair value. The Company’s portion of the impairment was approximately $31 million, which was recorded in the Company’s statement of operations through the equity in losses of unconsolidated joint ventures line item. The equity method losses exceeded the investment balance in the Royal Island Partnership. As a result, the Company’s investment was reduced to zero during the second quarter of 2011 and remained zero as of December 31, 2011. In accordance with GAAP, equity method losses that exceed our investment balance are recorded against the basis of other investments the investor had in Royal Island. As such, the excess equity method losses of $22.7 million were recorded as a reduction in our note receivable through the equity in losses for unconsolidated joint ventures. Additionally, we recorded $5.3 million as provision for loan losses against the allowance to record the note to the fair value of the underlying collateral. During the year ended December 31, 2010, we recognized an impairment charge related to our unconsolidated investment in Royal Island for $6.3 million.

Held for Sale

We had no properties classified as held for sale at December 31, 2011.

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

Notes to Consolidated Financial Statements

7. Variable Interest Entities  – (continued)

Tanglewood at Voss and Alexan Black Mountain

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $13 million and $9.7 million to unaffiliated third-party entities that owned multifamily communities under development, Tanglewood at Voss and Alexan Black Mountain, respectively. These entities also obtained construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million. Our mezzanine loans were subordinate to the construction loans. In addition, we entered into option agreements allowing us to purchase the ownership interests in Tanglewood at Voss and Alexan Black Mountain after each project’s substantial completion and upon notification of completion from the developer. In the second quarter of 2009, the option agreement allowing us to purchase Alexan Black Mountain expired.

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

As a result of this new accounting guidance, on January 1, 2010, we deconsolidated the assets and liabilities of Tanglewood at Voss and Alexan Black Mountain along with the associated revenue and expenses, resulting in neither a net gain nor loss as we had no equity interest in these investments. While the Alexan Black Mountain entity was a VIE and, through September 30, 2010, the date of the Voss Transaction, the Tanglewood at Voss entity was a VIE, we determined that the power to direct the activities that most significantly impact the VIE’s economic performance generally resided with the general partner and mezzanine borrowers. Following the deconsolidation of Alexan Black Mountain, our continuing involvement with the entity is limited to our mezzanine loan. Prior to the Voss transaction, our continuing involvement with Tanglewood at Voss was limited to our mezzanine loan. The deconsolidation on January 1, 2010 did not result in either Tanglewood at Voss or Alexan Black Mountain becoming one of our related parties.

On September 30, 2010, we reached an agreement with the Voss Developer and the third-party lender to obtain 100% fee simple interest in Tanglewood at Voss, including assumption of the senior construction loan, in exchange for the full satisfaction of our mezzanine loan balance plus accrued interest. Following the Voss transaction, the Voss Developer does not have any continuing involvement with Tanglewood at Voss and we own 100% of the equity interest.

Royal Island

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% equity interest as a limited partner in the development and construction of a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of Bahamas (“Royal Island”). In December 2007, we participated in a bridge loan financing arrangement and committed up to $40 million as a bridge loan to the Royal Island entity for the continuing construction and development of the property. In

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

7. Variable Interest Entities  – (continued)

June 2009, we purchased the interest in the first of two superior tranches for $3.1 million. In March 2010, we purchased the interest in two notes in the second tranche for $2.2 million. The total amount outstanding to us at December 31, 2011 and 2010, including accrued interest and fees, was $49.3 million and $45.6 million, respectively.

Based on our evaluation, we have determined that the entity meets the criteria of a VIE but that we are not the primary beneficiary because we do not have the power to direct the activities of Royal Island that most significantly affect the entity’s economic performance. The power to direct these activities resides with the general partner. Accordingly, we do not consolidate the Royal Island entity and instead account for our equity investment under the equity method of accounting. At December 31, 2011 and 2010, there were approximately $32.1 and $152.6 million, respectively, of real estate assets related to Royal Island.

At December 31, 2011 and 2010, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows:

As of December 31, 2011
	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
Alexan Black Mountain(1)	$—	$—
Royal Island(2)	—	31,280
	$—	$31,280

As of December 31, 2010
	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
Alexan Black Mountain(1)	$—	$2,540
Royal Island(2)	14,226	59,807
	$14,226	$62,347

(1)	We are a mezzanine lender to Alexan Black Mountain, which has been determined to be a VIE. We do not have an equity investment in Alexan Black Moutain. Our maximum exposure to loss is limited to the net outstanding balance of the note receivable for Alexan Black Mountain. Prior to January 1, 2010, we consolidated Alexan Black Mountain.
(2)	Our maximum exposure to loss for Royal Island is limited to our equity investment in the unconsolidated VIE of zero as of December 31, 2011 and $14.2 million as of December 31, 2010, plus the outstanding balance of our Royal Island notes receivable of $31.3 million, net of allowance and $45.6 million as of December 31, 2011 and December 31, 2010, respectively.

8. Notes Receivable

Chase Park Plaza Working Capital Loan

We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza. In conjunction with the lease agreement, Chase Park Plaza Hotel, LLC made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006. The interest rate under the note is fixed at 5% per annum. The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement. Annual payments of interest only are required each December with any remaining balance payable at the maturity date. In accordance with the hotel lease agreement, the tenant received a reduction in its base rental payment due in January 2010 in the amount of the interest paid on the promissory note in the previous December. This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue. At December 31, 2011 and 2010, the note receivable balance was $0.2 million and $1.3 million, respectively.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

8. Notes Receivable  – (continued)

Alexan Black Mountain Mezzanine Loan

In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $9.7 million to an unaffiliated third-party entity that owns Alexan Black Mountain. Alexan Black Mountain also has a secured construction loan with third-party lender with an aggregate balance of $28.1 million and $29 million at December 31, 2011 and 2010, respectively. Our mezzanine loan to Alexan Black Mountain is subordinate to the construction loan. At December 31, 2011 and 2010, the carrying amount of the Alexan Black Mountain mezzanine loan was zero and $2.5 million.

In the fourth quarter of 2011, we recorded a reserve for loan losses of $2.5 million related to our mezzanine loan associated with Alexan Black Mountain bringing the carrying amount to zero as of December 31, 2011. In the first quarter of 2010, we recorded a reserve for loan losses totaling $11.1 million related to our mezzanine loan associated with Alexan Black Mountain, including $7.1 million recognized as a provision to loan losses on our consolidated statement of operations and other comprehensive loss for the year ended December 31, 2010, and the remaining $4 million as a cumulative effect adjustment to the opening balance of accumulated distributions and net loss in our consolidated statement of equity for the year ended December 31, 2010.

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

Under the terms of the loan documents, the bridge loan could have been extended once for a period of six months upon the satisfaction of certain conditions upon notice given by the borrower by November 20, 2008 and a payment of an extension fee. At the maturity date, not all of the conditions were satisfied and, as a result, the bridge loan went into default and became a non-performing loan. The balance owed to us at the time of default was $37.7 million, including accrued interest and fees. Discussions between the bridge loan lenders and the borrower to complete a satisfactory workout plan are ongoing; however, there are no assurances that a workout plan will be completed or that the loan will be reinstated by the borrower. Accordingly, we may seek other actions under the loan documents to protect our investment, including foreclosure, exercise of power of sale, or conveyance in satisfaction of debt. In accordance with GAAP, from

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

8. Notes Receivable  – (continued)

the time the loan went into default until the time that a foreclosure occurs, a satisfactory workout is completed, or the loan is reinstated by the borrower, we do not recognize interest income on the loan, except to the extent we receive payments.

In January 2010, we collected $5.5 million, which was applied to unpaid interest and fees from the borrower, pursuant to the terms of the bridge loan agreement. At December 31, 2010, the loan balance owed to us was $45.6 million, which included $1.5 million of accrued interest and fees included in receivables from related parties at December 31, 2010.

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

In the second quarter of 2011, the long-lived assets of the Royal Island Partnership were evaluated for impairment due to an impairment indicator associated with significant changes to the development and construction plans of the Royal Island Property. As a result of this assessment, it was determined that the net book value could not be recovered through future cash flows based on the then revised development plan. Therefore, Royal Island Partnership recorded an impairment charge of approximately $101 million to bring the assets (which now primarily consist of land) to their fair value. The Company’s portion of the impairment was approximately $31 million, which was recorded in the Company’s statement of operations through the equity in losses of unconsolidated joint ventures line item. The equity method losses exceeded the investment balance in the Royal Island Partnership. As a result, the Company’s investment was reduced to zero during the second quarter of 2011 and remained zero as of December 31, 2011. In accordance with GAAP, equity method losses that exceed our investment balance are recorded against the basis of other investments the investor had in Royal Island. As such, the excess equity method losses of $22.7 million were recorded as a reduction in our note receivable through the equity in losses for unconsolidated joint ventures. Additionally, we recorded $5.3 million as provision for loan losses against the allowance to record the note to the fair value of the underlying collateral.

At December 31, 2011, the balance of the note receivable was $31.3 million, net of the allowance. Current market conditions with respect to credit availability and fundamentals within the real estate markets instill significant levels of uncertainty. Accordingly, future adverse developments in market conditions would cause us to re-evaluate our conclusions regarding the collectability of our notes receivable and could result in material provisions for loan loss charges.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

9. Notes Payable

The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties we consolidate at December 31, 2011 and 2010:

	Notes Payable as of		Interest Rate	Maturity Date
Description	December 31, 2011	December 31, 2010
Crossroads	$—	$26,174	30-day LIBOR + 7.85%(1)	(1)
BHFS I, LLC (Land)	13,878	21,466	30-day LIBOR + 5%(2)(4)	1/28/2012	(10)
BHFS II, LLC	7,565	7,783	30-day LIBOR + 4%(2)(4)	1/28/2012	(10)
BHFS III, LLC	8,338	8,624	30-day LIBOR + 4%(2)(4)	1/28/2012	(10)
BHFS IV, LLC	14,480	14,550	30-day LIBOR + 4%(2)(4)	1/28/2012	(10)
Senior Secured Credit Facility	37,462	70,082	30-day LIBOR + 1.5% or Prime Rate(2)(5)	2/13/2012	(5)
Bent Tree Green	6,503	6,674	3.45%	05/19/12
BHFS Theatre, LLC	4,708	3,691	30-day LIBOR + 4.5%(2)	7/28/2012	(10)
Tanglewood at Voss(6)	39,025	39,415	30-day LIBOR + 4%(2)	08/20/12
Becket House(7)	23,798	18,101	90-day LIBOR + 2.5%(8)	12/31/12
			15%(9)
Santa Clara 700/750 Joint Venture	20,000	20,000	4.75% + Greater of 1% or 30-day LIBOR(2)	06/09/13
Santa Clara 700/750 Joint Venture Mezzanine	5,000	5,000	8.5% + Greater of 1% or 30-day LIBOR(2)	06/09/13
Rio Salado	1,032	—	12.0%	09/15/14
Chase Park Plaza Hotel and Chase – The Private Residences	58,429	85,223	30-day LIBOR + 6.75%(2)(3)	12/9/2014	(3)
Northborough Tower	20,584	21,042	5.67%	01/11/16
Royal Island	5,055	—	15.00%	10/10/16
	$265,857	$347,825

(1)	On October 4, 2011, Crossroads was sold to an unaffiliated third party. The net proceeds of the sale were paid to the lender in full satisfaction of the outstanding debt. The interest rate before and after June 30, 2011 was 30-day LIBOR + 2.85% and 30-day LIBOR + 7.85%, respectively.
(2)	30-day London Interbank Offer Rate (“LIBOR”) was 0.295% at December 31, 2011.
(3)	On November 15, 2011, Chase Park Plaza Hotel and Chase — The Private Residences were refinanced with a new lender. Interest rate subject to floor of 0.75%.
(4)	The interest rate for each of the Frisco Square loans increased by .50% on October 28, 2011.
(5)	Prime rate was 3.25% at December 31, 2011. Effective February 13, 2012, we reached an agreement with the lenders on our senior secured credit facility to extend the maturity date of the loan from February 13, 2012 to April 13, 2012 and the new interest rate is 30-day LIBOR plus 4%.
(6)	The Lodge & Spa at Cordillera provides additional collateral support for this loan.
(7)	The Becket House loan originally matured on March 9, 2011 and through the second loan modification was extended thru December 31, 2012. The senior lender bifurcated its loan in to an A and B loan and we also executed a Junior Loan with an unaffiliated third party. The balances of the A, B and Junior loans were $12.4 million, $5.7 million and $5.7 million, respectively at December 31, 2011.
(8)	90-day LIBOR was 0.581% at December 31, 2011.
(9)	Rate for junior loan.
(10)	The BHFS Loan matured on January 28, 2012 and we did not pay the outstanding principal balance of the loan. We have been and remain actively working with the lenders to extend the maturity date of the BHFS Loan. However, there is no assurance that the lenders will agree to extend the maturity date. We intend to use all options available to us to defend and protect our interest in the property.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

9. Notes Payable  – (continued)

Our notes payable balance was $265.9 million at December 31, 2011, as compared to $347.8 million at December 31, 2010 and consists of borrowings and assumptions of debt related to our property acquisitions and our borrowings under our senior secured credit facility. Each of our notes payable is collateralized by one or more of our properties. At December 31, 2011, our notes payable interest rates ranged from 1.8% to 15%, with a weighted average interest rate of approximately 5.1%. Of our $265.9 million in notes payable at December 31, 2011, $232.7 million represented debt subject to variable interest rates. At December 31, 2011, our notes payable had maturity dates that ranged from January 2012 to October 2016. We have unconditionally guaranteed payment of the notes payable related to Bent Tree Green, Tanglewood at Voss, Frisco Square and credit facility.

In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan (the “Debt LP Loan”) for the purpose of preserving and protecting the collateral securing the bridge loan. The Debt LP Loan bears interest at 15% per annum. Payments are due from proceeds from sales or refinancing of the project or from payments received on the bridge loan. The Debt LP Loan matures at the earliest of (a) the date that the cash proceeds from sales of the collateral or refinancing of the bridge loan repay all accrued principal and interest outstanding, (b) five years from the date of foreclosure of the project, or (c) October 10, 2016. The Debt LP Loan would be converted to limited partnership interest in Royal Island L.P. as part of any recapitalization of Royal Island. As of December 31, 2011, the outstanding balance of the Debt LP Loan was $5.1 million. We had not entered into the Debt LP Loan as of December 31, 2010.

The Becket House loan matured on March 9, 2011. We executed an agreement with the senior lender effective as of February 18, 2011 to bifurcate the loan into two new loans consisting of an A loan of £8 million ($12.9 million) and a B loan of £3.7 million ($6 million). We also executed an agreement with an unaffiliated third party to provide up to £4 million ($6.5 million) in additional financing (the “Junior Loan”). The B loan and Junior Loan have essentially the same terms and are subordinate to the A loan. The A loan, B loan and Junior Loan will mature on December 31, 2012.

On September 1, 2011, we signed a purchase and sale agreement for the sale of Crossroads. On September 30, 2011, the lender agreed to accept the net sales proceeds of $26.3 million as full payment of the outstanding debt of $26.7 million. On October 4, 2011, the property was sold to an unaffiliated third party, and the net proceeds from the sale of Crossroads were paid to the lender in full satisfaction of the outstanding debt.

Chase Park Plaza Hotel / Chase — The Private Residences

In September 2011, the loan for Chase — The Private Residences was fully repaid through proceeds from condominium sales. In November 2011, the Chase Park Plaza Hotel and Chase-The Private Residences were refinanced with a new lender for $59 million in proceeds. The loan bears interest at LIBOR + 675 bps with a 0.75% floor and matures on December 9, 2014. The loan has two extension options. The loan requires monthly interest payments. Future proceeds from condominium sales will be used to pay down the loan until certain covenants are met.

Rio Salado

On September 15, 2011, Behringer Harvard Rio Salado, LLC secured a $3.6 million loan for the purpose of completing certain infrastructure-related projects at Rio Salado. The loan bears interest at 12% and matures on September 15, 2014. The principal balance of the loan was $1 million as of December 31, 2011.

Additionally, our notes payable related to BHFS I, LLC (Land), BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC, BHFS Theatre LLC, the senior secured credit facility, Bent Tree Green, Tanglewood at Voss and Becket House all mature within the next twelve months. We are working with our lenders to either extend the maturity dates of the other loans or refinance the loans under different terms. We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

9. Notes Payable  – (continued)

extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off. However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, including transferring legal possession of the property to the lender or seek restructuring.

As of December 31, 2011, we are not in compliance with covenants related to Becket House, Bent Tree Green, Frisco Square and our senior secured credit facility. The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan. We currently do not have a hedge in place. This is not an event of default unless the lender provides notification and requires us to purchase the hedge. The Bent Tree Green loan requires a debt service coverage ratio of 1.2 that the property does not meet as of December 31, 2011 (actual ratio is 0.9). Under the Bent Tree Green loan agreement, we have a 120 day period to cure the deficiency. We cured the deficiency in January 2012 by obtaining new tenant leases.

Loan covenants related to Frisco Square, Tanglewood at Voss and the senior secured credit facility include covenants that require us to maintain a tangible net worth of $242 million. As of December 31, 2011, our tangible net worth is $216 million. We are working with the lenders to waive the events of noncompliance or modify the covenant so that we are in compliance. However, there is no assurance that the lenders will agree to waive the events of noncompliance or to modify the covenant and may pursue their rights and remedies under the loan agreement.

Credit Facility

In February 2008, we entered into a senior secured credit facility providing for up to $75 million of secured borrowings. The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit. We have unconditionally guaranteed payment of the senior secured credit facility. The availability of credit under the senior secured credit facility is limited by the terms of the credit agreement. As of December 31, 2011 and 2010, the maximum availability under the senior secured credit facility was fully utilized. Effective February 13, 2011, we reached an agreement with the lenders of the senior secured credit facility to extend the maturity date of the loan from February 13, 2011 to February 13, 2012. The loan extension required a principal payment of $0.7 million. On April 26, 2011, we made a principal payment of $4 million from the proceeds of the sale of 12600 Whitewater. On June 30, 2011, we made a principal payment of $17.1 million from the proceeds of the sale of 2603 Augusta. On December 21, 2011, we made a principal payment of $10.8 million from the proceeds of the sale of Regency Center and the lender reserved $4.9 million as cash collateral which is included as restricted cash on our consolidated balance sheet as of December 31, 2011. Effective February 13, 2012 we reached an agreement with the lenders to extend the maturity date of the loan from February 13, 2012 to April 13, 2012, while we work out terms for a longer extension under the terms of the extension. The loan bears interest at LIBOR plus 4%. The credit facility balance was $37.5 million as of December 31, 2011.

Frisco Square

On August 31, 2011, effective as of August 28, 2011, we, through wholly owned subsidiaries of our operating partnership, entered into a Modification and Extension Agreement (the “Frisco Square Loan Extension”) with the Frisco Square lenders for the five loan tranches associated with Frisco Square to extend the maturity date of the Frisco Square loans to January 28, 2012. The interest rates for the five separate tranches of the Frisco Square Loan Extension were unchanged from the terms of the original Frisco Square loans, subject to the lender condition that if less than $10 million of lender approved sales contracts were in place by October 28, 2011, the interest rates for each tranche within the Frisco Square Loan Extension would increase by 50 basis points. As of October 28, 2011, $10 million of lender approved sales were not in place. The Frisco Square Loan Extension requires that a principal payment of $0.2 million be made each month and that all excess cash flow after interest and required amortization is placed into a restricted deposit account and held as additional collateral. We have unconditionally guaranteed payment of the Frisco Square loans.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

9. Notes Payable  – (continued)

On January 28, 2012, the five loan tranches matured and we did not pay the outstanding principal balance of the loan which constituted an event of default. On February 1, 2012, we were notified by the lenders that we were in default of the Theater Loan as a result of the maturity default of the BHFS Loans and that the lenders intended to accelerate the Theater Loan if the maturity default of the BHFS Loans was not cured by February 9, 2012. We did not cure the default. The outstanding principal balance of the BHFS Loan is approximately $44.1 million and the outstanding principal balance of the Theater Loan is approximately $4.7 million.

We are and continue to make payments of interest at the non-default rate and principal payments due on both the BHFS Loans and the Theater Loan pursuant to the terms of the modified agreement. We also continue to fund operating expenses, tenant improvement expenses and leasing commissions at the property and are current on property taxes with the most recent annual payment having been made on January 31, 2012 in respect of the property’s 2011 property taxes.

We have been and remain actively working with the lenders to extend the maturity date of the BHFS Loan. However, there is no assurance that the lenders will agree to extend the maturity date and may pursue their rights and remedies under the loan agreements, which may include, among other things, ceasing any funding of escrowed expenses, the appointment of a receiver or foreclosure. We intend to use all options available to us to defend and protect our interest in the property.

The following table summarizes our aggregate contractual obligations for principal payments as of December 31, 2011:

Principal Payments Due:
2012	$151,439
2013	29,964
2014	59,801
2015	360
2016	23,613
Thereafter	—
Unamortized premium	680
$265,857

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

In November 2011, we entered into an interest rate cap agreement related to the debt on our Chase Park Plaza Hotel and Chase — The Private Residences. In August 2010, we entered into two new interest rate cap agreements related to the debt on our Santa Clara 700/750 buildings. In July 2010, our foreign currency put/call option related to Central Europe Joint Venture expired.

Derivative instruments classified as assets were reported at their combined fair values of $0.1 million and less than $0.1 million in prepaid expenses and other assets at December 31, 2011 and December 31, 2010, respectively. We had no derivative instruments classified as liabilities as of December 31, 2011 and December 31, 2010. During the year ended December 31, 2011, we recorded an unrealized loss of

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

10. Derivative Instruments and Hedging Activities  – (continued)

$0.1 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at December 31, 2011. During the year ended December 31, 2010, we recorded an unrealized gain of $0.5 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at December 31, 2010. Unrealized gains on interest rate derivatives for the year ended December 31, 2010 reflect a reclassification of $0.8 million of unrealized gains from accumulated other comprehensive loss to interest expense.

The following table summarizes the notional values of our derivative financial instruments as of December 31, 2011. The notional values provide an indication of the extent of our involvement in these instruments at December 31, 2011, but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value (in thousands)	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Cash Flow Hedges
Interest rate cap – Santa Clara 700/750	$20,000	4.0%	June 15, 2013	$1
Interest rate cap – Santa Clara 700/750	$5,000	4.0%	June 15, 2013	$—
Interest rate cap – Chase Park Plaza Hotel and Chase – The Private Residences	$59,000	3.0%	December 9, 2014	$63

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2011, 2010 and 2009 ($ in thousands).

	Balance Sheet Location	Asset Derivatives			Liability Derivatives
		Fair Value at December 31, 2011	Fair Value at December 31, 2010	Fair Value at December 31, 2009	Fair Value at December 31, 2011	Fair Value at December 31, 2010	Fair Value at December 31, 2009
Derivatives designated as hedging instruments:
Interest rate derivative contracts	Prepaid expenses and other assets	$64	$37	$—	$—	$—	$—
Interest rate derivative contracts	Accrued and other liabilities	—	—	—	—	—	(611)
Foreign exchange contracts	Prepaid expenses and other assets	—	—	204	—	—	—
Total derivatives designated as hedging instruments		$64	$37	$204	$—	$—	$(611)
Derivatives not designated as hedging instruments:
Interest rate derivative contract	Accrued and other liabilities	$—	$—	$—	$—	$—	$(2,470)
Total derivatives		$64	$37	$204	$—	$—	$(3,081)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

10. Derivative Instruments and Hedging Activities  – (continued)

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations for the periods ended December 31, 2011, 2010 and 2009 ($ in thousands).

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Interest rate	$(149)	$504	$1,336	$—	$726	$240

(1)	Amounts related to interest rate derivative contracts are included in interest expense.

Derivatives in Net Investment Hedging Relationships
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)			Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Foreign exchange	$—	$(1,726)	$(1,049)	$—	$—	$—	$—	$—	$(266)

(1)	We do not expect to reclassify any gain or loss from AOCI into income until the sale or upon complete or substantially complete liquidation of the respective investment in the foreign entity.

Derivatives Not Designated as Hedging Instruments
	Location of Gain or (Loss) Recognized in	Amount of Gain or (Loss)
		Year Ended December 31,
		2011	2010	2009
Interest rate derivative contract	Interest expense	$—	$702	$1,615

Credit risk and collateral

Our credit exposure related to interest rate and foreign currency derivative instruments is represented by the fair value of contracts with a net liability fair value at the reporting date. These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty. Under our agreement with the counterparty related to our interest rate caps of the Santa Clara 700/750 buildings and Chase Park Plaza Hotel and Chase- The Private Residences, cash deposits may be required to be posted by the counterparty whenever their credit rating falls below certain levels. At December 31, 2011, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

11. Leasing Activity

Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2011 for our consolidated properties are as follows:

Year	Future Minimum Base Rental Payments
2012	$27,810
2013	26,798
2014	15,548
2015	12,946
2016	11,584
2017	10,370
2018	3,559
2019	1,984
2020	1,655
2021	1,684
Thereafter	3,093
Total	$117,031

As of December 31, 2011, none of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.

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

Share Redemption Program

Our board of directors adopted a share redemption program that permited stockholders to sell their shares back to us after they had held them for at least one year, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders. The terms on which we redeem shares may differ between redemptions upon a stockholder’s death, “qualifying disability” (as defined in the share redemption program) or confinement to a long-term care facility and all other redemptions.

On January 10, 2011, as is customary for REITs entering the disposition phase, in accordance with the Company’s Third Amended and Restated Share Redemption Program, the board suspended the redemption program until further notice. This also allows the Company to further conserve capital in anticipation of its portfolio capital needs that can preserve and enhance ultimate sales proceeds of its properties, including capital needs for leasing commissions, tenant improvements, completion of development or redevelopment, disposition costs, and other capital requirements.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

12. Stockholders’ Equity  – (continued)

No shares of common stock were redeemed during the year ended December 31, 2011. An aggregate total of 984,267 shares of common stock have been redeemed since inception.

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

Distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. The following summarizes certain information related to the sources of recent distributions ($ in thousands):

	December 31,
	2011	2010	2009
Total Distributions Paid	$1,410	$8,402	$13,772
Principal Sources of Funding:
Distribution Reinvestment Plan	$925	$5,676	$9,896
Cash flow provided by operating activities	$17,488	$17,464	$11,421
Cash available at the beginning of the period(1)	$9,833	$9,511	$25,260

(1)	Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings after the impact of historical operating activities, other investing and financing activities.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

12. Stockholders’ Equity  – (continued)

Cash amounts distributed to stockholders during the year ended December 31, 2011 and 2010 were $0.5 million and $2.7 million, respectively, and were funded from cash flow provided by operating activities. The following are the distributions declared and paid for the quarters in the years ended December 31, 2011 and 2010 ($in thousands, except per share amounts).

	Distributions Paid			Total Distributions Declared	Declared Distribution Per Share
2011	Cash	Reinvested	Total
Fourth Quarter	$—	$—	$—	$—	$—
Third Quarter	—	—	—	—	—
Second Quarter	—	—	—	—	—
First Quarter	485	925	1,410	—	—
Total	$485	$925	$1,410	$—	$—

	Distributions Paid			Total Distributions Declared		Declared Distribution Per Share
2010	Cash	Reinvested	Total
Fourth Quarter	$476	$931	$1,407	$1,409	(1)	$0.025
Third Quarter	474	930	1,404	1,406		0.025
Second Quarter	460	943	1,403	1,406		0.025
First Quarter	1,316	2,872	4,188	1,405		0.025
Total	$2,726	$5,676	$8,402	$5,626		$0.100

(1)	The distribution was declared on January 10, 2011 for the fourth quarter 2010 and was paid on February 3, 2011.

Distributions were determined and paid in arrears rather than in advance of the period to which they applied. On March 28, 2011, the board of directors terminated our distribution reinvestment plan and discontinued regular quarterly distributions in favor of cash distributions that may arise from proceeds available to be distributed from the sale of assets. Therefore, we do not expect to issue any additional shares under the distribution reinvestment plan.

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

On October 17, 2011, we issued options to purchase 5,000 shares of our common stock at 7.66 per share and on October 18, 2010, we issued options to purchase 5,000 shares of our common stock at $8.03 per share to each of our three independent directors pursuant to the Incentive Award Plan. On June 22, 2009, we issued options to purchase 5,000 shares of our common stock at $8.17 per share to each of our three independent directors pursuant to the Incentive Award Plan. On July 24, 2008, we issued options to purchase 5,000 shares of our common stock at $9.50 per share to each of our three independent directors pursuant to

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

13. Stock-Based Compensation  – (continued)

the Incentive Award Plan. The options issued in 2011, 2010, 2009 and 2008 become exercisable one year after the date of grant. As of December 31, 2011, options to purchase 79,792 shares of stock were outstanding, of which 54,896 are fully vested, at a weighted average exercise price per share of $8.66. The remaining contractual life of the outstanding options is 4.9 years. Compensation expense associated with our Incentive Award Plan was not material for the years ended December 31, 2011, 2010, or 2009.

14. Related Party Transactions

Behringer Harvard Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with our initial public offering of common stock to the public, and in connection with the acquisition, management, and sale of our assets. We terminated our primary offering component of our initial public offering on December 28, 2007.

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

In early 2011, the Advisor and the Company, through members of its audit committee, considered and discussed the application of certain fee and expense reimbursement provisions contained in the advisory management agreement. To clarify the calculation of these fees and expense reimbursements and to, among other things, revise the calculation of the debt financing fee that may be paid to the Advisor, we entered into the Second Amended and Restated Advisory Management Agreement (the “Amended Agreement”) with our Advisor on May 13, 2011. The Amended Agreement is effective as of December 31, 2010. On December 20, 2011, we entered into the First Amendment to the Amended Agreement (the “First Amendment”) which is effective as of January 1, 2012. Under the First Amendment, the annual asset management fee payable by us to the Advisor was reduced from 0.75% to 0.60% of the aggregate asset value of acquired real estate and real estate related assets. Also on December 20, 2011, we renewed the Amended Agreement, as amended by the First Amendment, through December 31, 2012. Other than as described above, the terms of the Amended Agreement remain unchanged.

During the year ended December 31, 2011, Behringer Harvard Opportunity Advisors I earned an annual asset management fee of 0.75% of the aggregate asset value of acquired real estate and real estate related assets. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.75% of the aggregate asset value as of the last day of the month. For the year ended December 31, 2011, we expensed $5.4 million of asset management fees all of which were calculated before the First Amendment became effective. For the year ended December 31, 2010, we expensed $6 million of asset management fees. For the year ended December 31, 2009, we expensed $6.6 million of asset management fees and capitalized less than $0.1 million of asset management fees to real estate. Amounts include asset management fees from discontinued operations.

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan. Under the Amended Agreement, our obligation to reimburse the Advisor for acquisition expenses is no longer limited to 0.5% of the contract purchase price of each asset, or with respect to a loan, up to 0.5% of the funds advanced (including expenses paid or incurred prior to amendment of the advisory management agreement). For the years ended December 31, 2011 and December 31, 2010, we incurred $0.4 million and $1.1 million in acquisition and advisory fees, respectively. Behringer Harvard Opportunity Advisors I or its predecessor-in-interest did not earn acquisition and advisory fees or acquisition expense reimbursements in the year ended December 31, 2009.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

14. Related Party Transactions  – (continued)

Under the Amended Agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the Amended Agreement) will be 1% of the loan commitment amount. Amounts due to the Advisor for a Revised Loan (as defined in the Amended Agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. Under the previous agreement, the Advisor was entitled to a fee of 1% of the loan commitment amount regardless of the length of the extension. We incurred $0.9 million, $0.6 million, and $0.4 million in debt financing fees for the years ended December 31, 2011, 2010, and 2009, respectively.

We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive officers. For the years ended December 31, 2011, 2010, and 2009, we incurred and expensed costs for administrative services totaling $2 million, $1.9 million and $1.9 million, respectively.

We pay HPT Management Services LLC, Behringer Harvard Real Estate Services, LLC, or Behringer Harvard Opportunity Management Services, LLC (collectively, “BH Property Management”), affiliates of our Advisor and our property managers, fees for management, leasing, and construction supervision of our properties, which may be subcontracted to unaffiliated third parties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. We incurred and expensed property management fees or oversight fees totaling $0.9 million, $1.5 million, and $2 million in the years ended December 31, 2011, 2010, and 2009, respectively.

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

To bridge the Company’s liquidity needs until these asset sales occur, in January 2011, the Company obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. Also in

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

14. Related Party Transactions  – (continued)

January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. The total deferred fees and expenses at December 31, 2011 was $2.9 million. No such deferral existed as of December 31, 2010.

On March 29, 2011, the Company obtained a $2.5 million loan from our Advisor to further bridge the Company’s short-term liquidity needs. The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement, or (iii) the termination without cause of the property management agreement. The balance on the loan at December 31, 2011 was $1.5 million. The loan did not exist as of December 31, 2010.

At December 31, 2011, we had a payable to our Advisor and its affiliates of $5.8 million. This balance consists of accrued and deferred fees during 2011, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees, a loan of $1.5 million and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management. At December 31, 2010, we had a payable to our Advisor and its affiliates of $0.9 million.

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

On September 26, 2011, we, through a wholly owned subsidiary of our operating partnership, entered into a lease agreement with Behringer Harvard REIT I, Inc., a real estate investment program sponsored by our sponsor Behringer Harvard Holdings LLC, to lease approximately 14,500 rentable square feet at Bent Tree Green to Behringer Harvard REIT I, Inc. The lease commenced on November 1, 2011 for a 66-month term (the first six months of which are free rent) with scheduled rent increases every 12 months. The Company’s management and board of directors determined that the lease was fair and reasonable to the Company and on terms and conditions that are no less favorable to the Company than can be obtained from unaffiliated third parties for comparable transactions or services in the same location.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

15. Supplemental Cash Flow Information

Supplemental cash flow information is summarized below for the years ended December 31, 2011, 2010, and 2009.

	Year ended December 31,
	2011	2010	2009
Supplemental disclosure:
Interest paid, net of amounts capitalized	$13,463	$11,953	$13,685
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$325	$10	$111
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$1,299	$973	$1,082
Capital expenditures for real estate under development contributed from unconsolidated joint venture	$549	$—	$—
Contribution of notes receivable and accrued interest by noncontrolling interest holder	$8,607	$—	$—
Amortization of deferred financing fees in properties under development	$20	$69	$271
Investment in unconsolidated joint ventures	$—	$12,169	$—
Common stock issued in distribution reinvestment plan	$925	$5,676	$9,896
Capitalized deferred financing costs in accrued liabilities	$521	$673	$—
Conversion of notes receivable to investment
Real estate and lease intangibles	$—	$52,369	$—
Notes receivable	$—	$(18,265)	$—
Note payable	$—	$(39,539)	$—
Other assets and liabilities, net	$—	$(590)	$—
Deed in lieu of foreclosure
Real estate and lease intangibles	$—	$(19,828)	$—
Note payable	$—	$17,904	$—
Other assets and liabilities, net	$—	$(329)	$—
Deconsolidation of properties
Real estate and lease intangibles	$—	$(116,316)	$—
Notes receivable	$—	$30,999	$—
Notes payable	$—	$92,183	$—
Other assets and liabilities, net	$—	$(3,813)	$—
Noncontrolling interest	$—	$(10,424)	$—

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

16. Discontinued Operations

In August 2010, we transferred ownership of our property, Ferncroft Corporate Center, to the lender associated with this property. On April 26, 2011, we sold 12600 Whitewater to an unaffiliated third party for $9.6 million. On June 30, 2011, we sold 2603 Augusta to an unaffiliated third party for $24 million. On October 4, 2011, we sold Crossroads to an unaffiliated third party for $27.9 million. On December 21, 2011, we sold Regency Center to an unaffiliated third party for $16.8 million. We had no properties classified as held for sale at December 31, 2011 and December 31, 2010.

We have reclassified the results of operations for these properties into discontinued operations in the consolidated statements of operations for the years ended December 30, 2011, 2010 and 2009. The results of these properties are classified as discontinued operations in the accompanying condensed consolidated statements of operations and other comprehensive loss and summarized in the following table ($ in thousands):

	Years Ended December 31,
	2011		2010	2009
Revenues
Rental revenue	$7,214		$12,985	$17,873
Expenses
Property operating expenses	2,532		5,152	6,398
Bad debt expense	13		1	134
Interest expense	1,079		2,352	2,899
Real estate taxes	849		1,672	1,873
Impairment charge	5,167		18,253	—
Property management fees	289		561	762
Asset management fees	496		848	915
Depreciation and amortization	2,555		5,555	8,968
Total expenses	12,980		34,394	21,949
Interest Income	2		2	5
Gain on troubled debt restructuring	452	(1)	—	—
Loss on debt extinguishment	—		(2,253)	—
Gain on sale of real estate property	849		—	—
Loss from discontinued operations	$(4,463)		$(23,660)	$(4,071)

(1)	Gain on troubled debt restructuring was related to the sale of Crossroads on October 4, 2011

The following sales are not classified as discontinued operations. During the year ended December 31, 2010, we sold 15 of the Chase — The Private Residences condominiums for approximately $27.8 million. On January 12, 2011, we sold 4.77 acres of land that was a part of our Frisco Square investment to an unaffiliated third party for approximately $6 million. During the year ended December 31, 2011, we sold 12 of the Chase — The Private Residences condominiums for total revenue of $8.9 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

17. Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010:

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$11,595	$12,561	$16,876	$11,462
Net income (loss)	$(8,893)	$(52,653)	$(20,222)	$(9,229)
Income (loss) from discontinued operations	$(3,780)	$1,072	$(1,935)	$180
Gain (loss) on sale of real estate	$1,335	$(1)	$—	$—
Add: Net loss attributable to the noncontrolling interest	$198	$3,961	$917	$442
Net income (loss) attributable to common shareholders	$(11,140)	$(47,621)	$(21,240)	$(8,607)
Basic and diluted weighted average shares outstanding	56,458	56,500	56,500	56,500
Basic and diluted income (loss) per share	$(0.20)	$(0.83)	$(0.37)	$(0.15)

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$38,976	$12,328	$11,223	$12,160
Net income (loss)	$(7,968)	$(6,212)	$(25,237)	$(3,606)
Income (loss) from discontinued operations	$(5,190)	$(992)	$(13,035)	$(4,443)
Gain (loss) on sale of real estate	$—	$—	$3,935	$(34)
Add: Net loss attributable to the noncontrolling interest	$364	$237	$499	$449
Net income (loss) attributable to common shareholders	$(12,794)	$(6,967)	$(33,838)	$(7,634)
Basic and diluted weighted average shares outstanding	56,051	56,203	56,261	56,380
Basic and diluted income (loss) per share	$(0.23)	$(0.12)	$(0.60)	$(0.14)

18. Subsequent Events

Frisco Square

The BHFS Loan matured on January 28, 2012 and we did not pay the outstanding principal balance of the loan which constituted an event of default. An event of default under the BHFS Loan constitutes an event of default under the Theater Loan. On February 1, 2012, we were notified by the lenders that we were in default of the Theater Loan as a result of the maturity default of the BHFS Loan and that the lenders intended to accelerate the Theater Loan if the maturity default of the BHFS Loan was not cured by February 9, 2012. The current outstanding principal balance of the BHFS Loan is approximately $44.1 million and the current outstanding principal balance of the Theater Loan is approximately $4.7 million.

We are and continue to make payments of interest at the non-default rate and principal payments due on both the BHFS loans and the Theater Loan pursuant to the terms of the modified agreement. We also continue to fund operating expenses, tenant improvement expenses and leasing commissions at the property and are

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements

18. Subsequent Events  – (continued)

current on property taxes with the most recent annual payment having been made on January 31, 2012 in respect of the property’s 2011 property taxes.

We have been and remain actively working with the lenders to extend the maturity date of the BHFS Loan. However, there is no assurance that the lenders will agree to extend the maturity date and may pursue their rights and remedies under the loan agreements, which may include, among other things, ceasing any funding of escrowed expenses, the appointment of a receiver, or foreclosure. We intend to use all options available to us to defend and protect our interest in the property and to that end have engaged bankruptcy counsel.

Credit Facility

On February 9, 2012 we executed a term sheet for a 12-month extension for principal of $32.5 million with $5 million currently held in escrow applied to the current principal balance. The extension will require a 35 bps loan commitment fee and has an interest rate at one-month LIBOR+400 points. We will use the $5 million currently held by the lender as additional cash collateral to pay down the loan to $32.5 million. Effective February 13, 2012, we reached an agreement with the lenders to extend the maturity date of the loan from February 13, 2012 to April 13, 2012, while we work on the terms of the 12 month extension with the lenders. The balance outstanding under the senior secured credit facility is $37.5 million as of December 31, 2011 and February 13, 2012. We expect to close the 12-monthly extension prior to the April 13, 2012 maturity.

Santa Clara 700/750

On March 15, 2012, we, through our 50% owned joint venture, executed a purchase and sale agreement to sell the Santa Clara 700/750 building to an unaffiliated third party. The contract sales price is approximately $47.8 million. We expect to close this transaction in May 2012.

Royal Island

On March 22, 2012 we executed an Agreement Regarding Transfer with the borrowers and guarantors of our Royal Island note receivable. Under the agreement, we would accept transfer of the outstanding shares of Royal Island (Australia) Pty Limited, an Australian corporation for, among other items, the release of the guarantors from their guarantees under the Royal Island notes receivable. If the shares are transferred to us, we would have full control of the Royal Island entity. We have a 30-day due diligence period, extendable up to 90-days, to review documents and records of the Royal Island partnerships. We still reserve all rights and remedies under the terms of the note owed to us, including foreclosure, if we are unsuccessful in closing this transaction.

Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2011, 2010, and 2009
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts	$377	$461	$—	$461	$377
Allowance for loan loss	7,136	27,529	—	—	34,665
Year ended December 31, 2010
Allowance for doubtful accounts	$290	$1,241	$—	$1,154	$377
Allowance for loan loss	—	7,136	—	—	7,136
Year ended December 31, 2009
Allowance for doubtful accounts	$206	$10,101	$696	$10,713	$290

Behringer Harvard Opportunity REIT I, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2011
(amounts in thousands)

	Location	Encumbrances		Initial cost		Cost capitalized subsequent to acquisition(6)	Gross amount carried at close of period	Accumulated depreciation	Year of construction	Date acquired	Depreciable life
Property Name				Land and improvements	Building and improvements
Chase Park Plaza	St. Louis, MO	$58,429		$3,612	$50,143	$39,917	$93,672	$10,759	1922 – 1931	12/8/2006	(1)
Bent Tree Green	Dallas, TX	6,503		1,454	9,711	4,194	15,359	3,030	1983	12/13/2006	(2)
Las Colinas Commons	Irving, TX	11,400	(4)	2,785	9,718	3,410	15,913	3,127	1979 – 2001	12/20/2006	(2)
Santa Clara Tech Center	Santa Clara, CA	25,000		25,777	51,542	(32,575)	44,744	5,326	1984	5/2/2007	(2)
5000 S. Bowen Road	Arlington, TX	11,812	(4)	2,800	17,421	—	20,221	3,196	1983	5/10/2007	(2)
The Lodge & Spa at Cordillera	Edwards, CO	—		9,398	7,468	(8,015)	8,851	980	1988	6/6/2007	(1)
Rio Salado Business Center	Phoenix, AZ	1,032		7,010	—	7,258	14,268	—	—	6/29/2007	(3)
Frisco Square	Frisco, TX	48,969	(5)	40,098	27,907	11,652	79,657	8,306	2002 – 2003	8/3/2007	(2)
Northpoint Central	Houston, TX	14,250	(4)	750	19,849	2,992	23,591	4,416	1982	9/13/2007	(2)
Northborough Tower	Houston, TX	20,584		1,400	31,401	1,296	34,097	4,950	1983	2/26/2008	(2)
Tanglewood at Voss	Houston, TX	39,025	(4)	9,410	41,895	101	51,406	2,163	2008	9/30/2010	(2)
Totals		$237,004		$104,494	$267,055	$30,230	$401,779	$46,253

(1)	Hotel is 39 years
(2)	Buildings are 25 years
(3)	Property under development
(4)	These properties secure our Senior Secured Revolving Credit Facility
(5)	The BHFS Loan matured on January 28, 2012 and we did not pay the outstanding principal balance of the loan. We have been and remain actively working with the lenders to extend the maturity date of the BHFS Loan. However, there is no assurance that the lenders will agree to extend the maturity date. We intend to use all options available to us to defend and protect our interest in the property.
(6)	Includes adjustment to basis, such as impairment losses

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Real Estate:
Balance at beginning of period	$498,318	$599,609	$586,833
Acquisitions	—	51,305	—
Improvements	7,058	12,723	10,165
Write-offs	(454)	(772)	—
Deconsolidation	—	(87,828)	—
Disposals	—	(22,001)	—
Reclassification of real estate under development to condominium inventory	—	—	3,569
Impairment loss	(16,424)	(18,982)	(958)
Cost of real estate sold	(86,719)	(35,736)	—
Balance at end of the period	$401,779	$498,318	$599,609
Accumulated depreciation:
Balance at beginning of period	$44,414	$39,868	$21,678
Depreciation expense	14,929	15,583	18,190
Write-offs	(426)	(741)	—
Deconsolidation	—	(4,279)	—
Disposals	(12,664)	(6,017)	—
Balance at end of the period	$46,253	$44,414	$39,868

Behringer Harvard Opportunity REIT I, Inc.
Mortgage Loans on Real Estate
Schedule IV
December 31, 2011

Description	Interest Rate	Maturity Date		Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Alexan Black Mountain mezzanine loan	10.50%	9/29/06		No payment until completion	$29,000	(2)	$9,676	$0	$0
Bridge loan financing for the continuing development and construction of Royal Island.	Libor + 8%	12/20/08	(1)	Interest only until maturity	n/a		$56,269	$31,280	$56,269
					$29,000		$65,945	$31,280	$56,269

(1)	This loan is currently in default
(2)	We do not hold the construction loan on this property. Accordingly, the amount of the prior lien at December 31, 2011 is estimated.

Reconciliation of the Carrying Amount of Mortgages:
Balance at beginning of 2009	$34,599
Additions during period:
New mortgage loans	6,015
Balance at close of 2009	$40,614
Additions during period:
New mortgage loans	13,190
Deductions during period:
Allowance for loan loss	($7,136)
Balance at close of 2010	$46,668
Additions during period:
New mortgage loans	5,141
Contribution on note – noncontrolling partner(1)	7,000
Deductions during period:
Allowance for loan loss	($27,529)
Balance at close of 2011	$31,280

(1)	Related to Royal Island loan

*****

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on July 29, 2008)
3.2	Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on June 9, 2011)
3.3	Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)
3.4	First Amendment to the Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on January 24, 2012)
4.1	Third Amended and Restated Distribution Reinvestment Plan (previously filed in and incorporated by reference to Form 10-Q filed on November 13, 2009)
10.1	Letter Agreement dated January 10, 2011 between the Registrant and Behringer Harvard Opportunity Advisors I, LLC (previously filed in and incorporated by reference to Form 10-Q filed on May 16, 2011)
10.2	Letter Agreement dated January 10, 2011 between the Registrant and HPT Management Services, LLC, Behringer Harvard Real Estate Services, LLC and Behringer Harvard Opportunity Management Services, LLC (previously filed in and incorporated by reference to Form 10-Q filed on May 16, 2011)
10.3	Second Amendment to Credit Agreement between Behringer Harvard Opportunity OP I, LP, Behringer Harvard Bowen Road LP, Behringer Harvard Whitewater, LLC, Behringer Harvard Las Colinas LP, Behringer Harvard Augusta LP, Behringer Harvard Northpoint LP and Behringer Harvard Regency LP, with Bank of America, N.A., as lender and administrative agent and other lending institutions that became a party to the Credit Agreement effective February 13, 2011 (previously filed in and incorporated by reference to Form 10-Q filed on May 16, 2011)
10.4	Fourth Loan Modification and Extension Agreement between Chase Park Plaza Hotel, LLC and Bank of America, N.A. effective March 15, 2011 (previously filed in and incorporated by reference to Form 10-Q filed on May 16, 2011)
10.5	Sixth Loan Modification and Extension Agreement between The Private Residences, LLC and Bank of America, N.A. effective March 15, 2011 (previously filed in and incorporated by reference to Form 10-Q filed on May 16, 2011)
10.6	Promissory Note dated March 30, 2011 between the Registrant and Behringer Harvard Holdings, LLC (previously filed in and incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 31, 2011)
10.7	Pledge and Security Agreement dated March 30, 2011 between the Registrant and Behringer Harvard Holdings, LLC (previously filed in and incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 31, 2011)
10.8	Third Loan Modification and Extension Agreement between Chase Park Plaza Hotel, LLC and Bank of America, N.A. effective February 15, 2011 (previously filed in and incorporated by reference to Form 10-Q filed on May 16, 2011)
10.9	Fourth Loan Modification and Extension Agreement between The Private Residences, LLC and Bank of America, N.A. effective February 15, 2011 (previously filed in and incorporated by reference to Form 10-Q filed on May 16, 2011)
10.10	Second Amended and Restated Advisory Management Agreement by and between the Registrant and Behringer Harvard Opportunity Advisors I, LLC (previously filed in and incorporated by reference to Form 10-Q filed on May 16, 2011)

Exhibit Number	Description
10.11	Fifth Loan Amendment Agreement among BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, and BHFS IV, LLC, as borrowers, and Bank of America, N.A. effective August 28, 2011 (previously filed in and incorporated by reference to Form 10-Q filed on November 14, 2011)
10.12*	Loan Agreement dated November 15, 2011 among Chase Park Plaza Hotel, LLC and The Private Residences, LLC, as borrowers, and PFP Holding Company II, LLC
10.13*	Guaranty dated November 15, 2011 by the Registrant in favor of PFP Holding Company II, LLC
10.14*	First Amendment to Second Amended and Restated Advisory Agreement dated December 20, 2011 by and between the Registrant and Behringer Harvard Opportunity Advisors I, LLC
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*(1)	Section 1350 Certification
32.2*(1)	Section 1350 Certification
99.1	Third Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)
99.2*	Amended and Restated Policy for Estimation of Common Stock Value
101(2)	The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 29, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	filed or furnished herewith
(1)	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(2)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.