Form 10-Q
period 2012-03-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2012-05-14
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Real estate
Land and improvements, net	$63,441	$77,687
Buildings and improvements, net	235,776	261,336
Real estate under development	16,171	16,503
Total real estate	315,388	355,526

Condominium inventory	25,993	29,752
Assets associated with real estate held for sale	43,790	-
Cash and cash equivalents	10,781	13,503
Restricted cash	6,681	8,033
Accounts receivable, net	11,291	8,462
Prepaid expenses and other assets	3,686	3,344
Leasehold interests, net	19,739	19,208
Investments in unconsolidated joint ventures	34,453	34,887
Furniture, fixtures and equipment, net	4,999	5,536
Deferred financing fees, net	2,555	3,078
Notes receivable, net	30,754	31,508
Lease intangibles, net	7,478	11,348
Other intangibles, net	6,825	6,994
Total assets	$524,413	$531,179

Liabilities and Equity
Notes payable	$264,892	$265,857
Note payable to related parties	1,500	1,500
Accounts payable	1,828	999
Payables to related parties	4,343	4,339
Acquired below-market leases, net	2,496	7,134
Accrued and other liabilities	23,011	21,407
Obligations associated with real estate held for sale	4,298	-
Total liabilities	302,368	301,236

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Equity: Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at March 31, 2012 and December 31, 2011	6	6
Additional paid-in capital	502,743	502,743
Accumulated distributions and net loss	(283,388)	(275,509)
Accumulated other comprehensive loss	(4,401)	(4,890)
Total Behringer Harvard Opportunity REIT I, Inc. equity	214,960	222,350
Noncontrolling interest	7,085	7,593
Total equity	222,045	229,943
Total liabilities and equity	$524,413	$531,179

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2012	2011

Revenues
Rental revenue	$9,312	$8,325
Hotel revenue	1,106	1,153
Condominium sales	3,323	739

Total revenues	13,741	10,217

Expenses
Property operating expenses	3,817	3,496
Bad debt expense	24	315
Cost of condominium sales	3,374	699
Condominium inventory impairment	438	-
Interest expense	3,797	3,244
Real estate taxes	1,438	1,444
Property management fees	353	352
Asset management fees	924	1,216
General and administrative	1,313	1,102
Depreciation and amortization	4,133	4,749

Total expenses	19,611	16,617

Interest income	8	8
Other income, net	218	6

Loss from continuing operations before income taxes and equity in losses of unconsolidated joint ventures	(5,644)	(6,386)

Provision for income taxes	(49)	(35)
Equity in losses of unconsolidated joint ventures	(2,667)	(2,467)
Loss from continuing operations	(8,360)	(8,888)

Income (loss) from discontinued operations	(23)	(3,785)

Gain on sale of real estate	-	1,335

Net loss	(8,383)	(11,338)

Add: Net loss attributable to the noncontrolling interest
Noncontrolling interest in continuing operations	504	198

Net loss attributable to common shareholders	$(7,879)	$(11,140)

Weighted average shares outstanding:
Basic and diluted	56,500	56,458

Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.14)	$(0.13)
Discontinued operations	0.00	(0.07)
Basic and diluted loss per share	$(0.14)	$(0.20)

Amounts attributable to common shareholders:
Continuing operations	$(7,856)	$(7,355)
Discontinued operations	(23)	(3,785)
	$(7,879)	$(11,140)

Comprehensive income (loss):
Net loss	$(8,383)	$(11,338)
Other comprehensive loss:
Foreign currency translation loss	457	1,327
Unrealized gain (loss) on interest rate derivatives	(8)	(7)
Total other comprehensive income (loss)	449	1,320
Comprehensive loss	(7,934)	(10,018)
Comprehensive loss attributable to noncontrolling interest	544	179
Comprehensive loss attributable to common shareholders	$(7,390)	$(9,839)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity

Balance at January 1, 2011	1,000	$-	56,379,760	$6	$502,102	$(185,491)	$(3,956)	$3,609	$316,270

Distributions declared on common stock						(1,410)			(1,410)

Contributions from noncontrolling interest								9,441	9,441

Distributions to non-controlling interest								(735)	(735)

Shares issued pursuant to Distribution Reinvestment Plan, net			120,713		925				925

Comprehensive loss:
Net loss						(11,140)		(198)	(11,338)

Other comprehensive income:
Foreign currency translation gain (loss)							1,308	19	1,327
Unrealized gains (losses) on interest rate derivatives							(7)	-	(7)

Total comprehensive loss								(179)	(10,018)

Balance at March 31, 2011	1,000	$-	56,500,473	$6	$503,027	$(198,041)	$(2,655)	$12,136	$314,473

Balance at January 1, 2012	1,000	$-	56,500,472	$6	$502,743	$(275,509)	$(4,890)	$7,593	$229,943

Contributions from noncontrolling interest								36	36

Comprehensive loss:
Net loss						(7,879)		(504)	(8,383)

Other comprehensive income:
Foreign currency translation gain (loss)							497	(40)	457
Unrealized gains (losses) on interest rate derivatives							(8)	-	(8)

Total comprehensive loss								(544)	(7,934)

Balance at March 31, 2012	1,000	$-	56,500,472	$6	$502,743	$(283,388)	$(4,401)	$7,085	$222,045

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,383)	$(11,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,299	5,645
Amortization of deferred financing fees	507	612
Gain on sale of real estate	-	(1,335)
Impairment charge	438	3,629
Bad debt expense	36	326
Equity in losses of unconsolidated joint ventures	2,667	2,467
Change in operating assets and liabilities:
Accounts receivable	(2,837)	(2,662)
Condominium inventory	3,286	15,211
Prepaid expenses and other assets	(367)	540
Accounts payable	479	598
Accrued and other liabilities	(56)	(2,646)
Payables to related parties	4	1,935
Lease intangibles	(298)	(84)
Cash provided by (used in) operating activities	(225)	12,898

Cash flows from investing activities:
Proceeds from sale of real estate	-	5,703
Capital expenditures for real estate under development	(1,260)	(1,099)
Additions of property and equipment	(76)	(4,268)
Change in restricted cash	1,352	(454)
Investment in notes receivable	(822)	(2,074)
Proceeds from payments on note receivables	-	425
Cash used in investing activities	(806)	(1,767)

Cash flows from financing activities:
Financing costs	-	(419)
Proceeds from notes payable	2,419	7,395
Payments on notes payable	(4,168)	(21,817)
Net borrowings (repayments) on senior secured revolving credit facility	-	(741)
Borrowings on note payable related party	-	1,500
Distributions	-	(485)
Contributions from noncontrolling interest holders	36	834
Distributions to noncontrolling interest holders	-	(735)
Cash used in financing activities	(1,713)	(14,468)

Effect of exchange rate changes on cash and cash equivalents	22	(102)

Net change in cash and cash equivalents	(2,722)	(3,439)
Cash and cash equivalents at beginning of the period	13,503	9,833

Cash and cash equivalents at end of the period	$10,781	$6,394

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Business

Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in November 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis. In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, and other properties. We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties. We completed our first property acquisition in March 2006, and, as of March 31, 2012, we wholly owned eight properties including one classified as held for sale on our consolidated condensed balance sheet and consolidated four properties through investments in joint ventures. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method.

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase. As is usual for opportunity style real estate investment programs, we are structured as a finite life entity, and have entered the final phase of operations. This phase includes the selling off our assets, liquidating our liabilities, and distributing net proceed to shareholders. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues. If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.

Our ability to continue as a going concern is, therefore, dependent upon our ability to sell real estate investments to pay down debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our company, including our development and operating properties.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet and condensed consolidated statement of equity as of March 31, 2012, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of March 31, 2012 and our condensed consolidated results of operations, equity, and cash flows for the periods ended March 31, 2012 and 2011. Such adjustments are normal and recurring in nature.

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

Real Estate

We amortize the value of in-place leases acquired to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. As of March 31, 2012, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately ten years.

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of March 31, 2012 is as follows (in thousands):

Lease / Other Intangibles
April 1, 2012 - December 31, 2012	$320
2013	381
2014	96
2015	74
2016	63

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows ($ in thousands):

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
March 31, 2012	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$278,647	$64,390	$17,067	$(6,020)	$21,086	$10,439
Less: depreciation and amortization	(42,871)	(949)	(9,589)	3,524	(1,347)	(3,614)

Net	$235,776	$63,441	$7,478	$(2,496)	$19,739	$6,825

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
December 31, 2011	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$306,724	$78,553	$25,027	$(17,991)	$20,382	$10,439
Less: depreciation and amortization	(45,388)	(866)	(13,679)	10,857	(1,174)	(3,445)

Net	$261,336	$77,687	$11,348	$(7,134)	$19,208	$6,994

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value, and consists of land acquisition costs, land development costs, construction costs, interest, and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction. At March 31, 2012, condominium inventory consisted of $13.1 million of finished units and $12.9 million of work in progress. As of December 31, 2011, condominium inventory consisted of $16.9 million of finished units and $12.9 million of work in progress. In February 2011, we received $14.7 million related to the monetization of State of Missouri historic tax credits on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri, which was recorded as a reduction of our condominium inventory. The proceeds from these historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

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

The nationwide downturn in the housing and related condominium market that began during 2007 has resulted in lower than expected sales volume and reduced selling prices. As a result of our evaluations, we recognized a non-cash charge of $0.4 million during the three months ended March 31, 2012 to reduce the carrying value of condominiums at Chase-The Private Residences. This non-cash charge is classified as a condominium inventory impairment charge in the accompanying consolidated statement of operations. There were no impairment charges related to our condominium inventory for the three months ended March 31, 2011. In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $8 million and $6.6 million as of March 31, 2012 and December 31, 2011, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $3.6 million and $2.3 million as of March 31, 2012 and December 31, 2011, respectively. The allowance for doubtful accounts was $0.3 million and $0.4 million as of March 31, 2012 and December 31, 2011, respectively.

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

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP. We present the assets and obligations of a property held for sale separately on our condensed consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of March 31, 2012, our Santa Clara 700/750 Joint Venture property was classified as held for sale. On March 16, 2012, we executed an agreement for the sale of Santa Clara 700/750 Joint Venture property. We expect to complete the sale in late May 2012. We had no properties classified as held for sale at December 31, 2011.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements except for disclosures.

In June 2011, the FASB issued updated guidance related to comprehensive income.  The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements.

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

Recurring Fair Value Measurements

Currently, we use interest rate swaps and caps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 ($ in thousands):

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$51	$-	$51

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$64	$-	$64

Derivative financial instruments classified as assets are included in other assets on the balance sheet.

Nonrecurring Fair Value Measurements

For the three months ended March 31, 2012, we recognized condominium inventory impairment charges of $0.4 million related to Chase - The Private Residences. For the year ended December 31, 2011, we recognized impairment charges of $6.2 million related to Rio Salado and $5.1 million related to Frisco Square. We also recorded a $1.4 million impairment related to our 50% unconsolidated joint venture in Santa Clara 800. We recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase - The Private Residences and a $4 million non-cash charge related to our condominium development at Cordillera during the year ended December 31, 2011.

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

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 and the year ended December 31, 2011 ($ in thousands):

March 31, 2012	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)
Assets
Condominium inventory	-	-	$13,120	$13,120	$(438)

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(1)
Assets
Note receivable, net	$-	$-	$31,280	$31,280	$(7,881)
Land and improvements, net	-	-	37,016	37,016	(993)
Buildings and improvements, net	-	-	34,151	34,151	(4,095)
Real estate under development	-	-	14,900	14,900	(6,169)
Condominium inventory	-	-	29,752	29,752	(5,925)
Investment in unconsolidated joint venture	-	-	12,524	12,524	(1,425)
Total	$-	$-	$159,623	$159,623	$(26,488)

(1) Excludes $5.2 million in impairment loss of our discontinued operations that was disposed of as of the year ended December 31, 2011.

Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)

	Fair Value at March 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Condominium inventory	$13,120	Market comparable	Amount per condo unit due to limited market comparables	$449 - $3,800

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2012.

5.          Fair Value Measurement of Financial Instruments

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

As of March 31, 2012 and December 31, 2011, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $264.9 million and $265.9 million as of March 31, 2012 and December 31, 2011, respectively, have a fair value of approximately $264.4 million and $265.4 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets. The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

Behringer Harvard Opportunity REIT I, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair value estimates presented herein are based on information available to our management as of March 31, 2012 and December 31, 2011. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

6.          Real Estate Investments

As of March 31, 2012, we wholly owned eight properties (including one property classified as held for sale on our condensed consolidated balance sheet) and consolidated four properties through investments in joint ventures. We are the mezzanine lender for one multifamily property. In addition, we have noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

The following table presents certain information about our consolidated properties as of March 31, 2012:

Property Name		Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Bent Tree Green		Dallas, Texas	138,000	3-story office building	100%	2006
Las Colinas Commons		Irving, Texas	239,000	3-building office complex	100%	2006
5000 S. Bowen Road		Arlington, Texas	87,000	1-story data center campus	100%	2007
Northpoint Central		Houston, Texas	180,000	9-story office building	100%	2007
Northborough Tower		Houston, Texas	207,000	14-story office building	100%	2007
Tanglewood at Voss		Houston, Texas	—	multifamily	100%	2010
Santa Clara 700/750 Joint Venture	(1)	Santa Clara, California	306,000	2-building office complex	100%	2007
Rio Salado Business Center		Phoenix, Arizona	—	development property	100%	2007
Chase Park Plaza		St. Louis, Missouri	—	hotel and condominium development property	95%	2006
The Lodge & Spa at Cordillera		Edwards, Colorado	—	hotel and development property	94%	2007
Frisco Square		Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	94%	2007
Becket House		London, England	46,000	long-term leasehold interest	80%	2007

(1)    Classified as held for sale on our condensed consolidated balance sheet as of March 31, 2012. On March 15, 2012, we, through our 50% owned joint venture, executed a purchase and sale agreement to sell the Santa Clara 700/750 building to an unaffiliated third party. The contract sales price is approximately $47.8 million. We expect to close this transaction in late May 2012; however, we can provide no assurance that this sale will occur.

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of March 31, 2012 and December 31, 2011 ($ in thousands):

		Carrying Value of Investment
Property Name	Interest	March 31, 2012	December 31, 2011
Santa Clara 800 Joint Venture	50.00%	$12,399	$12,525
Central Europe Joint Venture	47.27%	22,054	22,362
Total		$34,453	$34,887

Behringer Harvard Opportunity REIT I, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

Our investments in unconsolidated joint ventures as of March 31, 2012 and December 31, 2011 consisted of our proportionate share of the combined assets and liabilities of our investment properties as follows ($ in thousands):

	March 31,	December 31,
	2012	2011
Real estate assets, net	$210,126	$202,876
Cash and cash equivalents	4,732	5,389
Other assets	6,484	8,764
Total assets	$221,342	$217,029

Notes payable	$197,253	$189,402
Other liabilities	28,694	26,117
Total liabilities	225,947	215,519

Equity	(4,605)	1,510
Total liabilities and equity	$221,342	$217,029

For the three months ended March 31, 2012 and 2011, we recognized $2.7 million and $2.5 million, respectively, of equity in losses. Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three months ended March 31, 2012 and 2011 as follows ($ in thousands):

	Three Months Ended March 31,
	2012		2011
Revenue	$3,260		$5,174

Operating expenses:
Operating expenses	1,883		1,233
Property taxes	165		142
Total operating expenses	2,048		1,375
Operating income	1,212		3,799

Non-operating expenses:
Depreciation and amortization	1,430		2,081
Interest and other, net	7,211		8,591
Total non-operating expenses	8,641		10,672

Net loss	$(7,429)		$(6,873)

Equity in losses of unconsolidated joint ventures	$(2,667	)(1)	$(2,467	(1)

   (1) Company's share of net loss

Held for Sale

As of March 31, 2012, our Santa Clara 700/750 Joint Venture property was classified as held for sale on our condensed consolidated balance sheet. We had no properties classified as held for sale at December 31, 2011.

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

Behringer Harvard Opportunity REIT I, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

Royal Island

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% limited partnership interest in a partnership (“Royal Island Partnership”) that was developing a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of The Bahamas (“Royal Island”).

Based on our evaluation, we have determined that the entity meets the criteria of a VIE but that we are not the primary beneficiary because we do not have the power to direct the activities of the Royal Island Partnership that most significantly affect the entity’s economic performance. The power to direct these activities resides with the general partner. Accordingly, we do not consolidate Royal Island Partnership and instead account for our equity investment under the equity method of accounting. On March 22, 2012, we executed an Agreement Regarding Transfer pursuant to which, subject to certain terms and conditions, we would obtain all of the outstanding shares of Royal Island (Australia) Pty Limited, thereby becoming the owner of Royal Island. We expect to close this transaction in May 2012; however, we can provide no assurance this transaction will occur. If we do close this transaction, we will consolidate Royal Island as of the transaction date. See Note 8 - Notes Receivable for further information. At March 31, 2012, there was approximately $32.1 million of real estate assets related to Royal Island.

At March 31, 2012 and December 31, 2011, our recorded investment in VIEs that are unconsolidated and our maximum exposure to loss were as follows ($ in thousands):

As of March 31, 2012
	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
Royal Island (1)	-	30,526

As of December 31, 2011
	Investments in Unconsolidated VIEs	Maximum Exposure to Loss
Royal Island (1)	-	31,280

(1) Our maximum exposure to loss for Royal Island is limited to our equity investment in the unconsolidated VIE of zero as of March 31, 2012 and December 31, 2011, plus the outstanding balance of our Royal Island notes receivable of $30.5 million and $31.3 million, net of allowance as of March 31, 2012 and December 31, 2011, respectively.

8.          Notes Receivable

Royal Island Bridge Loan

In December 2007, we participated in a bridge loan financing arrangement for the continuing development and construction of Royal Island.  The aggregate principal amount available under the bridge loan was $60 million, consisting of three tranches.  Under the bridge loan, we agreed to lend a tranche of up to $40 million, which is subordinate to the other two tranches.  The bridge loan accrued interest at the one-month LIBOR rate plus 8% per annum with accrued interest and principal payable at the maturity date, December 20, 2008, and was secured by the Royal Island. In June 2009, we purchased the interest in the first of the two superior tranches, the A-1 tranche, for $3.1 million. In March 2010, we purchased the interest in two notes in the A-2 tranche for $2.2 million.

Under the terms of the loan documents, the bridge loan could have been extended once for a period of six months upon the satisfaction of certain conditions upon notice given by the borrower by November 20, 2008 and a payment of an extension fee.  At the maturity date, not all of the conditions were satisfied, and as a result, the bridge loan went into default and became a non-performing loan. The balance owed to us at the time of default was $37.7 million, including accrued interest and fees. In accordance with GAAP, from the time the loan went into default until the time that a foreclosure occurs, a satisfactory workout is completed, or the loan is reinstated by the borrower, we do not recognize interest income on the loan.

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

In January 2011, pursuant to a settlement agreement with Shannon B. Skokos and Theodore C. Skokos (the “Skokoses”), related to a lawsuit filed in December 2008, a new joint venture was created among Behringer Harvard RI Lender, LLC, Behringer Harvard RI A-1 Lender, LLC and the Skokoses to own all of the outstanding notes related to Royal Island (the “Royal Island Debt Partnership”). Each lender contributed its respective note in exchange for a pro rata ownership interest in the joint venture, which resulted in our owning approximately 87% of Royal Island Debt Partnership. As part of this settlement, the Skokos $7 million note was contributed to the partnership in exchange for a 13% ownership interest in the Royal Island Debt Partnership.

In the second quarter of 2011, the long-lived assets of Royal Island were evaluated for impairment due to an impairment indicator associated with significant changes to the development and construction plans. As a result of this assessment, it was determined that the net book value could not be recovered through future cash flows based on the then revised development plan. Therefore, Royal Island Partnership recorded an impairment charge of approximately $101 million to bring the assets (which now primarily consist of land) to their fair value. Our portion of the impairment was approximately $31 million, which was recorded in our statement of operations through the equity in losses of unconsolidated joint ventures line item. The equity method losses exceeded the investment balance in the Royal Island Partnership. As a result, our investment was reduced to zero during the second quarter of 2011 and remained zero as of December 31, 2011. In accordance with GAAP, equity method losses that exceed our investment balance are recorded against the basis of other investments the investor had in Royal Island. As such, the excess equity method losses of $22.7 million were recorded as a reduction in our note receivable through the equity in losses for unconsolidated joint ventures. Additionally, we recorded $5.3 million as provision for loan losses against the allowance to record the note to the fair value of the underlying collateral.

At March 31, 2012, the carrying value of the note receivable was $30.8 million, net of the allowance. Current market conditions with respect to credit availability and fundamentals within the real estate markets instill significant levels of uncertainty. Accordingly, future adverse developments in market conditions would cause us to re-evaluate our conclusions regarding the collectability of our notes receivable and could result in material provisions for loan loss charges.

On March 22, 2012 we executed an Agreement Regarding Transfer with the borrowers and guarantors of our Royal Island note receivable. Under the agreement, we would obtain all of the outstanding shares of Royal Island (Australia) Pty Limited, a parent company of the Royal Island borrowers and a subsidiary of the Royal Island Partnership, for, among other things, the release of the guarantors from their guarantees under the Royal Island notes receivable. We have a 30-day due diligence period, extendable up to 90 days, to review documents and records of the Royal Island partnership. We expect to close this transaction in May 2012; however, we can provide no assurance this transaction will occur.

Behringer Harvard Opportunity REIT I, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

9.          Notes Payable

The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties we consolidate at March 31, 2012 and December 31, 2011 ($ in thousands):

	Notes Payable as of		Interest	Maturity
Description	March 31, 2012	December 31, 2011	Rate	Date

BHFS I, LLC (Land)	13,491	13,878	30-day LIBOR + 5%(1)(2)	1/28/2012(3)
BHFS II, LLC	7,547	7,565	30-day LIBOR + 4%(1)(2)	1/28/2012(3)
BHFS III, LLC	8,287	8,338	30-day LIBOR + 4%(1)(2)	1/28/2012(3)
BHFS IV, LLC	14,479	14,480	30-day LIBOR + 4%(1)(2)	1/28/2012(3)
Senior Secured Credit Facility	37,462	37,462	30-day LIBOR + 1.5% or Prime Rate (1)(4)	04/13/12(11)
Bent Tree Green	6,459	6,503	3.45%	05/19/12
BHFS Theatre, LLC	4,647	4,708	30-day LIBOR + 4.5%(1)	7/28/2012(5)
Tanglewood at Voss(6)	38,613	39,025	30-day LIBOR + 4%(1)	08/20/12
Becket House(7)	24,860	23,798	90-day LIBOR + 2.5%(8)	12/31/12
			15%(9)
Santa Clara 700/750 Joint Venture	20,000	20,000	4.75% + Greater of 1% or 30-day LIBOR(1)	06/09/13
Santa Clara 700/750 Joint Venture Mezzanine	5,000	5,000	8.5% + Greater of 1% or 30-day LIBOR(1)	06/09/13
Rio Salado	2,390	1,032	12.0%	09/15/14
Chase Park Plaza Hotel and Chase - The Private Residences	55,316	58,429	30-day LIBOR + 6.75%(1)(10)	12/09/14
Northborough Tower	20,464	20,584	5.67%	01/11/16
Royal Island	5,877	5,055	15.00%	10/10/16

	$264,892	$265,857

(1)	30-day London Interbank Offer Rate ("LIBOR") was 0.241% at March 31, 2012.

(2)	Each of the Frisco Square loans is subject to an increase of 2% (default interest rate) on January 28, 2012.

(3)	The BHFS loan matured on January 28, 2012 and we did not pay the outstanding principal balance of the loan. We have been and remain actively working with the lenders to extend the maturity date of the BHFS loan. However, there is no assurance that the lenders will agree to extend the maturity date. We intend to use all options available to us to defend and protect our interest in the property.

(4)	Prime rate was 3.25% at March 31, 2012.

(5)	As a result of the maturity default on the BHFS loans, the lenders accelerated the maturity date of the BHFS Theater loan on February 14, 2012.

(6)	The Lodge & Spa at Cordillera provides additional collateral support for this loan.

(7)	The Becket House loan consists of three loans. The balances of the A, B and Junior loans were $12.8 million, $5.9 million and $6.2 million, respectively at March 31, 2012.

(8)	90-day LIBOR was 0.478% at March 31, 2012.

(9)	Rate for junior loan.

(10)	Interest rate subject to floor of 0.75%.

(11)	Loan was fully paid off on May 9, 2012.

Our notes payable balance was $264.9 million at March 31, 2012 as compared to $265.9 million at December 31, 2011 and consists of borrowings of debt related to our property acquisitions, loan assumptions, and our borrowings under our senior secured credit facility. Each of our notes payable is collateralized by one or more of our properties.  At March 31, 2012, our notes payable interest rates ranged from 1.7% to 15%, with a weighted average interest rate of approximately 5.1%.  Of our $264.9 million in notes payable at March 31, 2012, $229.7 million represented debt subject to variable interest rates.  At March 31, 2012, our notes payable had maturity dates that ranged from January 2012 to October 2016.  We have unconditionally guaranteed payment of the notes payable related to Bent Tree Green, Tanglewood at Voss, the BHFS loans and the senior secured credit facility.

Additionally, our notes payable related to BHFS I, LLC (Land), BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC, BHFS Theatre LLC, the senior secured credit facility, Bent Tree Green, Tanglewood at Voss and Becket House have matured or will mature within the next twelve months. We are working with our lenders to either extend the maturity dates or refinance the loans under different terms. We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until: (i) the maturity dates of the loans are extended; (ii) the loans are refinanced or restructured; or (iii) the outstanding balance of the loans are completely paid off. However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans. In the event that the lenders demanded immediate payment of the entire loan balances, we would have to consider all available alternatives, including transferring legal possession of the property to the lender or seek restructuring of the investment.

Behringer Harvard Opportunity REIT I, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2012, we are not in compliance with covenants related to Becket House, Bent Tree Green, BHFS loans, Tanglewood at Voss and our senior secured credit facility. The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan. We currently do not have a hedge in place. This is not an event of default unless the lender provides notification and requires us to purchase the hedge. The Bent Tree Green loan requires a debt service coverage ratio of 1.2 that the property does not meet as of March 31, 2012 (actual ratio is 0.9). Under the Bent Tree Green loan agreement, we have a 120 day period to cure the deficiency. We cured the deficiency in April 2012 by obtaining new tenant leases.

Loan covenants related to the BHFS loans, Tanglewood at Voss and the senior secured credit facility include covenants that require us to maintain a tangible net worth of $242 million. As of March 31, 2012, our tangible net worth was $209 million. On May 9, 2012 we fully repaid the senior credit facility. We are working with the lenders on the remaining loans to waive the events of noncompliance or modify the covenants so that we are in compliance. However, there is no assurance that the lenders will agree to waive the events of noncompliance or to modify the covenants and may pursue their rights and remedies under the loan agreements.

Credit Facility

In February 2008, we entered into a senior secured credit facility providing for up to $75 million of secured borrowings. The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit. We have unconditionally guaranteed payment of the senior secured credit facility. The availability of credit under the senior secured credit facility is limited by the terms of the credit agreement. As of March 31, 2012 and December 31, 2011, the maximum availability under the senior secured credit facility was fully utilized. Effective February 13, 2012, we reached an agreement with the lenders to extend the maturity date of the loan from February 13, 2012 to April 13, 2012. The loan bears interest at LIBOR plus 4%. The credit facility balance was $37.5 million as of March 31, 2012, and the lenders are holding additional cash collateral of $4.9 million.

On May 9, 2012, we obtained new financing of $28 million secured by our Las Colinas Commons and Northpoint properties and used the net proceeds from the new financing, along with $8 million of our cash to repay the senior credit facility in full. The five year loan bears interest at 5.148% and requires monthly principal and interest payments based upon a 30 -year amortization schedule. The loan is nonrecourse except for customary carve-outs.

Frisco Square

On August 31, 2011, effective as of August 28, 2011, we, through wholly owned subsidiaries of our operating partnership, entered into a Modification and Extension Agreement (the “Frisco Square Loan Extension”) with the Frisco Square lenders for the five BHFS loan tranches associated with our Frisco Square investment (the “BHFS loans”) to extend the maturity date of the BHFS loans to January 28, 2012. The interest rates for the five separate tranches of the Frisco Square Loan Extension were unchanged from the terms of the original BHFS loans, subject to the lender condition that if less than $10 million of lender approved sales contracts were in place by October 28, 2011, the interest rates for each tranche within the Frisco Square Loan Extension would increase by 50 basis points. As of October 28, 2011, $10 million of lender approved sales were not in place. The Frisco Square Loan Extension requires that a principal payment of $0.2 million be made each month and that all excess cash flow after interest and required amortization be placed into a restricted deposit account and held as additional collateral. We have unconditionally guaranteed payment of the BHFS loans.

On January 28, 2012, the five loan tranches associated with our Frisco Square property matured and we did not pay the outstanding principal balance of the loan which constituted an event of default. On February 1, 2012, we were notified by the lenders that we were in default of the BHFS Theater loan (the “Theater loan”) as a result of the maturity default of the BHFS loans and that the lenders intended to accelerate the Theater loan if the maturity default of the BHFS loans was not cured by February 9, 2012. We did not cure the default. The outstanding principal balance of the BHFS loan is approximately $43.8 million and the outstanding principal balance of the Theater loan is approximately $4.6 million as of March 31, 2012.

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

We have been and remain actively working with the lenders to extend the maturity date of the BHFS loans. However, there is no assurance that the lenders will agree to extend the maturity date and may pursue their rights and remedies under the loan agreements, which may include, among other things, ceasing any funding of escrowed expenses, the appointment of a receiver or foreclosure. We intend to use all options available to us to defend and protect our interest in the property and to that end we have engaged bankruptcy counsel.

The following table summarizes our aggregate contractual obligations for principal payments as of March 31, 2012 ($ in thousands):

Principal Payments Due:
April 1, 2012 - December 31, 2012	$114,029
2013	67,382
2014	58,050
2015	365
2016	24,426
Thereafter	-
Unamortized premium	640

$264,892

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

In November 2011, we entered into an interest rate cap agreement related to the debt on our Chase Park Plaza Hotel and Chase — The Private Residences. In August 2010, we entered into two interest rate cap agreements related to the debt on our Santa Clara 700/750 buildings. In July 2010, our foreign currency put/call option related to Central Europe Joint Venture expired.

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million and $0.1 million in prepaid expenses and other assets at March 31, 2012 and December 31, 2011, respectively. We had no derivative instruments classified as liabilities as of March 31, 2012 or December 31, 2011. During the three months ended March 31, 2012 and 2011, we recorded an unrealized loss of less than $0.1 million to accumulated other comprehensive income (“AOCI”) in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at March 31, 2012 and March 31, 2011.

The following table summarizes the notional values of our derivative financial instruments as of March 31, 2012. The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2012, but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value (in thousands)	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Cash Flow Hedges
Interest rate cap - Santa Clara 700/750	$20,000	4.0%	June 15, 2013	$1
Interest rate cap - Santa Clara 700/750	$5,000	4.0%	June 15, 2013	$-
Interest rate cap - Chase Park Plaza Hotel and
Chase - The Private Residences	$59,000	3.0%	December 9, 2014	$50

Behringer Harvard Opportunity REIT I, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 ($ in thousands).

		Asset Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value at March 31, 2012	Fair Value at December 31, 2011

Interest rate derivative contracts	Prepaid expenses and other assets	$51	$64

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations as of March 31, 2012 and 2011 ($ in thousands).

Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
	Three Months Ended March 31,
	2012	2011
Interest rate	$(8)	$(7)

Credit risk and collateral

Our credit exposure related to interest rate is represented by the fair value of contracts with a net liability fair value at the reporting date. These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty. Under our agreement with the counterparty related to our interest rate caps of the Santa Clara 700/750 buildings and Chase Park Plaza Hotel and Chase – The Private Residences, cash deposits may be required to be posted by the counterparty whenever its credit rating falls below certain levels. At March 31, 2012, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.

11.         Distributions

We initiated the payment of monthly distributions in August 2006. In April 2007, and through March 2009, the declared distribution rate was a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share. Pursuant to our distribution reinvestment plan (the “DRP”), many of our stockholders elected to reinvest any cash distributions in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRP was recorded when the shares were actually issued.

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

12.         Related Party Transactions

Behringer Harvard Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with the acquisition, financing, management, and sale of our assets.

Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf. Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter.

Behringer Harvard Opportunity REIT I, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

On December 20, 2011, we entered into an amendment to our advisory management agreement pursuant to which the annual asset management fee payable by us to the Advisor was reduced from 0.75% to 0.60% of the aggregate asset value of acquired real estate and real estate related assets effective January 1, 2012. Also on December 20, 2011, we renewed the Amended Agreement, as amended, through December 31, 2012. Other than as described above, the terms of the advisory management agreement remain unchanged.

During the three months ended March 31, 2012, Behringer Harvard Opportunity Advisors I received an annual asset management fee of 0.60% of the aggregate asset value of acquired real estate and real estate related assets. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.60% of the aggregate asset value as of the last day of the month. For the three months ended March 31, 2012 and 2011, we incurred $1 million and $1.2 million, respectively, of asset management fees.

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan. For each of the three months ended March 31, 2012 and 2011, we incurred less than $0.1 million and $0.1 million, respectively, in acquisition and advisory fees.

Under the advisory management agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount. Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the three months ended March 31, 2012. For the three months ended March 31, 2011, we incurred $0.5 million in debt financing fees.

We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive officers. For the three months ended March 31, 2012 and 2011, we incurred costs for administrative services of $0.5 million and $0.4 million, respectively.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and construction supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. In each of the three months ended March 31, 2012 and 2011, we incurred property management fees or oversight fees of $0.2 million.

To bridge our liquidity needs until asset sales occur, in January 2011, we obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. Also in January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. The total deferred fees and expenses at March 31, 2012 and December 31, 2011 was $2.9 million.

Behringer Harvard Opportunity REIT I, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our short-term liquidity needs. The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement, or (iii) the termination without cause of the property management agreement. The balance on the loan at March 31, 2012 and December 31, 2011 was $1.5 million.

At March 31, 2012, we had a payable to our Advisor and its affiliates of $5.8 million. This balance consists of accrued and deferred fees during 2011, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees, a loan of $1.5 million and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management. At December 31, 2011, we had a payable to our Advisor and its affiliates of $5.8 million.

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

On September 26, 2011, we, through a wholly-owned subsidiary of our operating partnership, entered into a lease agreement with Behringer Harvard REIT I, Inc., a real estate investment program sponsored by our sponsor Behringer Harvard Holdings LLC, to lease approximately 14,500 rentable square feet at Bent Tree Green to Behringer Harvard REIT I, Inc. The lease commenced on December 1, 2011 for a 66-month term (the first six months of which are free rent) with scheduled rent increases every 12 months. Our management and board of directors determined that the lease was fair and reasonable to us and on terms and conditions that are no less favorable to us than can be obtained from unaffiliated third parties for comparable transactions or services in the same location.

13.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Three months ended March 31,
	2012	2011
Supplemental disclosure:
Interest paid, net of amounts capitalized	$2,778	$3,474

Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$390	$195
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$1,441	$66
Contribution of notes receivable and accrued interest by noncontrolling interest holder	$-	$8,607
Amortization of deferred financing fees in properties under development	$20	$-
Common stock issued in distribution reinvestment plan	$-	$925
Capitalized deferred financing costs in accrued liabilities	$-	$422

14.	Discontinued Operations and Real Estate Held for Sale

On April 26, 2011, we sold 12600 Whitewater to an unaffiliated third party for $9.6 million. On June 30, 2011, we sold 2603 Augusta to an unaffiliated third party for $24 million. On October 4, 2011, we sold Crossroads to an unaffiliated third party for $27.9 million. On December 21, 2011, we sold Regency Center to an unaffiliated third party for $16.8 million. We have the Santa Clara 700/750 Joint Venture property under contract for sale and therefore, classified as held for sale on our condensed consolidated balance sheet at March 31, 2012.

Behringer Harvard Opportunity REIT I, Inc. Notes to Condensed Consolidated Financial Statements (Unaudited)

We have classified the results of operations for the properties discussed above into discontinued operations in the consolidated statements of operations for the three months ended March 31, 2012 and 2011. The results of these properties are classified as discontinued operations in the accompanying condensed consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2012 and 2011 and summarized in the following table ($ in thousands):

	Three Months Ended March 31,
	2012	2011

Revenues
Rental revenue	$1,310	$4,038

Expenses
Property operating expenses	76	878
Bad debt expense	12	11
Interest expense	615	874
Real estate taxes	153	534
Impairment charge	-	3,629
Property management fees	12	119
Asset management fees	32	210
General and administrative	1	3
Depreciation and amortization	432	1,565
Total expenses	1,333	7,823

Loss from discontinued operations	$(23)	$(3,785)

During the three months ended March 31, 2012, we sold five of the Chase – The Private Residences condominiums for an aggregate of $3.3 million. These sales are not classified as discontinued operations.

15.	Subsequent Events

Santa Clara 800 Joint Venture

On May 1, 2012, we executed an agreement to sell our 50% equity interest in Santa Clara 800 Joint Venture to our Santa Clara JV partner, which holds the remaining 50% equity in the venture, for approximately $12.4 million. The transaction closed on May 5, 2012.

Tanglewood at Voss

On May 2, 2012, we signed an agreement to sell Tanglewood at Voss to an unrelated third party. The sale is expected to close in late May 2012.

New financings

On May 9, 2012, we obtained new financing of $28 million secured by our Las Colinas Commons and Northpoint properties. The five year loan bears interest at 5.148% and requires monthly principal and interest payments based upon a 30-year amortization schedule. The loan is nonrecourse except for customary carve-outs. We used net proceeds from the new financing, along with $8 million of our cash to repay the senior credit facility in full.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2012 and the factors described below:

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

As of March 31, 2012, we wholly owned eight properties including one classified as held for sale on our condensed consolidated balance sheet and consolidated four properties through investments in joint ventures. We are the mezzanine lender for one multifamily property. In addition, we have noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Arizona, California, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Liquidity and Capital Resources

Strategic Asset Sales

Our management is continually reviewing its overall business plan and revising the strategies necessary to maximize liquidity and value for the Company and its stockholders. To that end, management has identified three distinct sub-portfolios of our investments: a near-term disposition portfolio, a mid-term disposition portfolio and a long-term disposition portfolio. Properties are assigned to and may shift among sub-portfolios based on changes in market conditions, property performance, debt maturities, required capital expenditures or other factors. The near-term disposition portfolio is currently comprised of an office building for which we have executed a purchase and sale agreement with an unaffiliated third party. We have also signed a purchase and sale agreement for our multifamily property. We sold our 50% interest in our Santa Clara 800 unconsolidated joint venture on May 4, 2012. We believe that the majority of the net proceeds from sales occurring in 2012 will be used to provide liquidity to refinance or repay maturing debt, cover operating expenses, and make enhancements to portfolio properties in cases where additional investment is warranted. The mid-term disposition portfolio is currently comprised of eight properties that are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process. As several of the properties stabilize, they may require additional time and capital resources to lease up vacancy, retain key tenants, create value through reinvestment, or sell condominium units or land parcels before their ultimate disposition. The remaining properties in the mid-term portfolio have stabilized and may be refinanced, providing us with more flexibility as to the timing of their dispositions. The long-term liquidation portfolio is currently comprised of four development projects and two notes receivable, and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types. It is possible that we will invest enough additional capital in two of these sites to make them attractive to market to other developers rather than completing the original development plan. However, there can be no assurance that future dispositions will occur as planned, or, if they occur, that they will help us to meet our liquidity demands. Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.

Liquidity Demands

The U.S., European and global economies continue to experience the effects of the significant downturn that began more than three years ago. This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence, weaken financial institutions and adversely impact unemployment rates. While it is unclear when the overall economy will fully recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future. The primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties. Our ability to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity. The disposal of our properties will be subject to these economic factors, including the ability of potential purchasers to access debt capital financing.

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase. As is usual for opportunity style real estate investment programs, we are structured as a finite life entity, and have entered the final phase of operations. This phase includes the selling off our assets, liquidating our liabilities, and distributing net proceed to shareholders. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues. If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.

Our ability to continue as a going concern is, therefore, dependent upon our ability to sell real estate investments as discussed above in strategic asset sales, to pay down debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our company, including our development and operating properties.

Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements), certain ongoing costs at our development properties, Company operating expenses, and interest and principal on our outstanding indebtedness. We expect to fund a portion of these demands by using cash flow from operations of our current investments and borrowings. Additionally, we will use proceeds from our strategic asset sales.

To bridge our then liquidity needs until these asset sales occur, in January 2011, we obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as we have sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable us to make payments thereon. Also in January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as we have sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable us to make payments thereon. The total deferred fees and expenses at March 31, 2012 and December 31, 2011 was $2.9 million.

On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our liquidity needs. The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement or (iii) the termination without cause of the property management agreement. The balance on the loan at March 31, 2012 and December 31, 2011 was $1.5 million.

We continually evaluate our liquidity and ability to fund future operations and debt obligations. As part of those analyses, we consider lease expirations and other factors. As indicated below, leases representing 20% of our annualized base rent will expire by the end of 2013. In the normal course of business, we are pursuing renewals, extensions and new leases. If we are unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period. Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. As of March 31, 2012, 68% and 13% of our 2012 base rent was derived from tenants in Texas and Colorado, respectively, and 19%, 14%, and 11% of the lease agreements a tour consolidated office properties were concentrated in the professional, scientific and technical services industry, finance and insurance industry, other services (except for public administration) industry, respectively.

Portfolio Lease Expirations

The following table presents lease expirations at our consolidated office and industrial properties as of March 31, 2012 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring

2012	10	$910	3%	35,750	3%
2013	15	4,282	17%	272,418	21%
2014	11	1,460	6%	58,734	5%
2015	12	1,714	7%	90,538	7%
2016	9	1,343	5%	54,780	4%
Thereafter	28	15,787	62%	765,271	60%
Total	85	$25,496	100%	1,277,491	100%

(1) Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Geographic Diversification

The following table shows the geographic diversification of our real estate portfolio for those properties we consolidate on our financial statements including properties that are classified as discontinued operations for the three months ended March 31, 2012 ($ in thousands):

Location	March 31, 2012 Revenue(1)	Percentage of March 31, 2012 Revenue
Texas	$5,710	68%
Colorado	1,125	13%
California	782	9%
Missouri	650	8%
International	146	2%
	$8,413	100%

(1) March 31, 2012 Revenue represents contractual base rental income of our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

Please see Note 3 to the Condensed Consolidated Financial Statements for information regarding how geographic concentration may be considered in the evaluation of our investments for impairment.

Tenant Diversification

As an opportunistic fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, condominiums and land held for development. Within our consolidated office properties, we have over 80 tenants who operate in numerous industries including technology, finance and insurance, professional services, and retail. The following table shows the tenant diversification of our real estate portfolio for our consolidated office properties as of March 31, 2012. In addition, we have approximately 460 leases at our multifamily properties. These multifamily leases are short-term in nature. We do not have an industry breakdown of the employers of our multifamily tenants. Therefore, the multifamily leases are not reflected in the tables below ($ in thousands).

Tenant Diversification	Leases at March 31, 2012	Percentage of March 31, 2012 Leases	2012 Annualized Base Rent (1)	Percentage of 2012 Annualized Base Rent	Leased Rentable Sq. Ft.	Percentage of Leased Rentable Sq. Ft.
Retail Trade	7	8%	$5,781	23%	206,427	16%
Professional, Scientific, and Technical Services	16	19%	3,911	15%	199,016	16%
Wholesale Trade	1	0%	3,556	14%	306,144	24%
Finance and Insurance	12	14%	2,740	11%	157,663	12%
Manufacturing	6	7%	2,113	8%	94,802	7%
Management of Companies and Enterprises	4	5%	1,919	8%	53,646	4%
Construction	3	4%	1,117	4%	52,854	4%
Other Services (except Public Adminstration)	9	11%	1,104	4%	44,666	3%
Arts, Entertainment, and Recreation	3	4%	756	3%	44,780	4%
Information	3	4%	747	3%	43,570	3%
Accommodation and Food Services	7	8%	594	2%	22,771	2%
Real Estate and Rental and Leasing	6	7%	583	2%	25,775	2%
Utilities	3	4%	352	1%	15,521	1%
Public Administration	2	2%	123	1%	5,752	1%
Health Care and Social Assistance	2	2%	83	1%	3,279	1%
Mining	1	1%	17	0%	825	0%
	85	100%	$25,496	100%	1,277,491	100%

(1) Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Tenant Diversification	Leases at December 31, 2011	Percentage of December 31, 2011 Leases	2011 Annualized Base Rent (1)	Percentage of 2011 Annualized Base Rent	Leased Rentable Sq. Ft.	Percentage of Leased Rentable Sq. Ft.
Retail Trade	8	10%	$5,784	23%	208,201	16%
Professional, Scientific, and Technical Services	16	19%	4,015	16%	204,426	16%
Wholesale Trade	1	1%	3,556	14%	306,144	24%
Finance and Insurance	10	12%	2,295	9%	149,506	12%
Manufacturing	6	7%	2,113	8%	94,802	7%
Management of Companies and Enterprises	4	5%	1,888	7%	53,646	4%
Other Services (except Public Adminstration)	10	12%	1,140	5%	46,492	4%
Construction	3	4%	1,117	4%	52,854	4%
Arts, Entertainment, and Recreation	4	5%	854	3%	52,334	4%
Information	3	4%	747	3%	43,570	3%
Accommodation and Food Services	6	7%	591	2%	20,997	2%
Real Estate and Rental and Leasing	6	7%	586	2%	26,193	2%
Utilities	3	4%	352	1%	15,521	1%
Public Administration	1	1%	88	1%	4,395	1%
Health Care and Social Assistance	2	2%	83	1%	3,279	0%
Mining	1	0%	16	1%	825	0%
	84	100%	$25,225	100%	1,283,185	100%

(1) Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Debt Financings

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt, including borrowings under our senior secured credit facility discussed below. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2012. The table does not represent any extension options ($ in thousands).

	Payments Due by Period(1)
	April 1, 2012 -					After
	December 31, 2012	2013	2014	2015	2016	2016	Total

Principal payments - fixed rate debt	$6,698	$327	$2,734	$365	$24,426	$-	$34,550
Interest payments - fixed rate debt	1,795	2,316	2,225	1,987	834	-	9,157
Principal payments - variable rate debt	107,331	67,055	55,316	-	-	-	229,702
Interest payments - variable rate debt (based on rates in effect as of March 31, 2012)	6,227	5,047	4,206	-	-	-	15,480

Total	$122,051	$74,745	$64,481	$2,352	$25,260	$-	$288,889

(1)	Does not include approximately $0.6 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower. The BHFS loan matured on January 28, 2012. We are working with the lenders to extend the maturity, but we cannot be assured if a resolution will be reached.

The table below provides information regarding our notes payable with scheduled maturities in the twelve months following March 31, 2012, along with extension options, if available. Available extension options that are associated with the notes payable listed below are subject to certain conditions as required under the respective loan agreements ($ in thousands).

	Balance at
	March 31,	Maturity	Extension
Description	2012	Date	Options	Recourse to the Company
BHFS I, LLC (Land)	13,491	1/28/2012 (1)	none	100%
BHFS II, LLC	7,547	1/28/2012 (1)	none	100%
BHFS III, LLC	8,287	1/28/2012 (1)	none	100%
BHFS IV, LLC	14,479	1/28/2012 (1)	none	100%
Senior Secured Revolving Credit Facility	37,462	02/13/12	none	100%
Bent Tree Green	6,459	05/19/12	Two one-year options	100%
BHFS Theatre, LLC	4,647	7/28/2012 (2)	none	100%
Tanglewood at Voss	38,613	08/20/12	One one-year option	100%
Becket House	24,860	12/31/12	none	n/a

Total due in next twelve months	$155,845

(1) The BHFS Loan matured on January 28, 2012 and we did not pay the outstanding principal balance of the loan. We have been and remain actively working with the lenders to extend the maturity date. However, there is no assurance that the lenders will agree to extend the maturity date.

(2) As a result of the maturity default on the BHFS loans, the lenders accelerated the maturity date of the BHFS Theatre loan on February 14, 2012.

On January 28, 2012, the loan tranches associated with our Frisco Square property (the “BHFS loan”) matured and we did not pay the outstanding principal balance of the loan, which constituted an event of default. As a result of the maturity default of the BHFS loan, the lenders accelerated the maturity of the loan related to the Frisco Square Theater. We have been and remain actively working with the lenders to extend the maturity date of the BHFS loan. However, there is no assurance that the lenders will agree to extend the maturity date and may pursue their rights and remedies under the loan agreements, which may include, among other things, ceasing any funding of escrowed expenses, the appointment of a receiver or foreclosure. We intend to use all options available to us to defend and protect our interest in the property and to that end have engaged bankruptcy counsel for the BHFS borrowers. The outstanding principal balance of the BHFS loan is approximately $43.8 million and the outstanding principal balance of the Frisco Square Theater loan is approximately $4.6 million as of March 31, 2012.

As of March 31, 2012, we are not in compliance with covenants related to Becket House, Bent Tree Green, Frisco Square, Tanglewood at Voss and our senior secured credit facility. The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan. We currently do not have a hedge in place. This is not an event of default unless the lender provides notification and requires us to purchase the hedge.

Loan covenants related to BHFS loans, Tanglewood at Voss, and the senior secured credit facility include covenants that require us to maintain a tangible net worth of $242 million. As of March 31, 2012, our tangible net worth was $209 million. On May 9, 2012 we fully repaid the senior credit facility. We are working with the lenders on the remaining loans to waive the events of noncompliance or modify the covenants so that we are in compliance. However, there is no assurance that the lenders will agree to waive the events of noncompliance or to modify the covenants and may pursue their rights and remedies under the loan agreements.

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

Each of our loans is secured by one or more of our properties. At March 31, 2012, our notes payable interest rates ranged from 1.7% to 15%, with a weighted average interest rate of 5.1%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Bent Tree Green, Northborough Tower and Frisco Square investments require monthly payments of both principal and interest. Monthly excess cash flow, as defined, from Tanglewood at Voss and the Lodge & Spa at Cordillera is used to make principal payments for the Tanglewood at Voss loan. At March 31, 2012, our notes payable had maturity dates that ranged from January 2012 to October 2016.

Credit Facility

In February 2008, we entered into a senior secured credit facility providing for up to $75 million of secured borrowings. The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit. We have unconditionally guaranteed payment of the senior secured credit facility. The availability of credit under the senior secured credit facility is limited by the terms of the credit agreement. As of March 31, 2012 and December 31, 2011, the maximum availability under the senior secured credit facility was fully utilized. Effective February 13, 2012, we reached an agreement with the lenders to extend the maturity date of the loan from February 13, 2012 to April 13, 2012. The loan bears interest at LIBOR plus 4%. The credit facility balance was $37.5 million as of March 31, 2012, and the lenders are holding additional cash collateral of $4.9 million.

On May 9, 2012, we obtained new financing of $28 million secured by our Las Colinas Commons and Northpoint properties and used the net proceeds from the new financing, along with $8 million of our cash to repay the senior credit facility in full. The five year loan bears interest at 5.148% and requires monthly principal and interest payments based upon a 30 -year amortization schedule. The loan is nonrecourse except for customary carve-outs.

On April 10, 2012, we executed a term sheet for new financing of $15 million secured by our Bowen Road property. The two year loan bears interest at Libor + 5.5% (with a 7% minimum) and requires interest only payments for the first twelve months, then monthly fixed principal payments of $60,000 thereafter. The loan is nonrecourse except for customary carve-outs. There is no assurance that we will close the new loan.

Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $10.8 million on our consolidated balance sheet as of March 31, 2012) new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing including using the proceeds from the sale of our properties to achieve our investment objectives.

As of March 31, 2012, restricted cash on the consolidated balance sheet of $6.7 million included amounts set aside as interest reserves totaling $0.6 million and $4.9 million held as additional collateral for our senior secured credit facility. The remaining balance of $1.2 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Market Outlook

After several months of positive economic reports, March 2012 was a disappointment. Economic data related to employment, housing and manufacturing were below analysts’ expectations. Whether 2012 will be a repeat of the last two years, when the year started off favorably but slowed in the spring, remains to be seen. On the positive side, there are a few differences between this period and the other years. Oil prices, which were a significant cause for last year’s slump, have begun to moderate and with demand down these trends may continue. The European debt crisis continues to weigh on the global economy. Also, the natural disasters that disrupted global supply chains have not reoccurred. As an owner of office real estate properties, the majority of our income and cash flow is derived from rental revenue received pursuant to tenant leases for space at our properties. Over the past several months there has been some improvement in fundamental benchmarks such as occupancy, rental rates and pricing. Continued improvement in these fundamentals is dependent upon sustained economic growth. Occupancy and rental rate stabilization will vary by market and property type.

The hospitality industry is beginning to see early signs of a recovering economy. Smith Travel Research indicates that the national overall occupancy rate for hospitality properties in the United States rose from 54.9% in the first quarter of 2011 to 56.8% in the first quarter of 2012. The national overall Average Daily Rate has also risen, from $99.37 in the first quarter of 2011 to $103.54 in the first quarter of 2012. This positive growth in the hospitality industry is expected to continue.

We have several projects in various stages of development including land and condominiums. We are continuing to evaluate whether to perform any further substantive development activities on these projects in the near term. Our ability to develop is affected by market and other forces impacting the U.S. economy and the real estate industry as a whole and by the local economic conditions in the markets in which our properties are located, including the dislocations in the credit markets. Tightened underwriting standards and risk adverse capital markets have resulted in less availability and increased cost of debt financing secured by commercial real estate. These conditions have and may continue to materially affect the availability or the terms of financing that we have or may anticipate utilizing for development.

Results of Operations

As of March 31, 2012, we were invested in 17 assets including eight wholly-owned properties including one asset classified as held for sale on our condensed consolidated balance sheet and four properties consolidated through investments in joint ventures. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Arizona, California, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

As of March 31, 2011, we had invested in 22 assets including 11 wholly owned properties; five properties consolidated through investments in joint ventures including two hotel and development properties and one mixed-use property; and a consolidated interest in a note receivable joint venture. In addition, we were the mezzanine lender for one multifamily property. We also had noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that was accounted for using the equity method. Our investment properties were located in Arizona, California, Colorado, Minnesota, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Three months ended March 31, 2012 as compared to three months ended March 31, 2011 ($ in thousands)

Revenues. Our total revenues increased by $3.5 million to $13.7 million for the three months ended March 31, 2012. The change in revenues was primarily due to:

•	an increase in rental revenue of $9.3 million for the three months ended March 31, 2012 compared to $8.3 million for the three months ended March 31, 2011; and

•	an increase in condominium sales of $3.3 million for the three months ended March 31, 2012 compared to $0.7 million for the three months ended March 31, 2011. We sold five condominium units at Chase – The Private Residences in the three months ended March 31, 2012 as compared to one unit sold during the three months ended March 31, 2011.

Cost of Condominium Sales. Cost of condominium sales, relating to the sale of condominium units at Chase – The Private Residences, for the three months ended March 31, 2012 was $3.3 million as compared to $0.7 million for the three months ended March 31, 2011. We closed on the sale of five condominium units at Chase – The Private Residences during the three months ended March 31, 2012. We closed on the sale of one condominium unit during the three months ended March 31, 2011.

Condominium inventory impairment. We recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase — The Private Residences during the three months ended March 31, 2012, due largely to the nationwide downturn in the housing and related condominium market that began during 2007 and has continued through 2012. This downturn has resulted in lower than expected sales volume and reduced selling prices. There was zero impairment charges related to our condominium inventory for the three months ended March 31, 2011.

Cash Flow Analysis

Cash used in operating activities for the three months ended March 31, 2012 was $0.2 million, and was comprised of the net loss of $8.4 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $4.8 million, an impairment charge of $0.4 million, equity in losses of our unconsolidated joint venture of $2.7 million, change in condominium inventory of $3.3 million and offset by cash used by working capital and other operating activities of approximately $3 million. Cash provided by operating activities for the three months ended March 31, 2011 was $12.9 million, and was comprised of the net loss of $11.3 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $6.2 million, an impairment charge of $3.6 million, equity in losses of our unconsolidated joint venture of $2.4 million and change in condominium inventory of $15.2 million primarily from the sale of the historic tax credits, offset by the adjustment for gain on sale of real estate of $1.3 million and cash used in working capital and other operating activities of approximately $1.9 million.

Cash used in investing activities for the three months ended March 31, 2012 was $0.8 million and was comprised of capital expenditures for real estate under development of $1.3 million, investment in notes receivable of $0.8 million and additions of property and equipment of $0.1 million. This was offset by change in restricted cash of $1.4 million. Cash used in investing activities for the three months ended March 31, 2011 was $1.8 million and was comprised of proceeds from the sale of real estate of $5.7 million and proceeds from notes receivable repayments of $0.4 million. This was offset by cash for expenditures for real estate under development of $1.1 million, additions of property and equipment of $4.3 million, investment in notes receivable of $2.1 million and change in restricted cash of $0.4 million.

Cash used in financing activities for the three months ended March 31, 2012 was $1.7 million and was primarily comprised of payments on notes payable of $4.2 million offset by borrowings of $2.4 million. Cash used in financing activities for the three months ended March 31, 2011 was $14.5 million and was comprised of payments on notes payable and credit facility of $22.6 million offset by borrowings, net of financing costs of $8.5 million. Cash distributions were $0.5 million and net contributions from noncontrolling interest holders was $0.1 million.

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

Our calculation of FFO for the three months ended March 31, 2012 and 2011 is presented below ($ in thousands except per share amounts):

	Three Months Ended March 31,
	2012	2011

Net loss attributable to common shareholders	$(7,879)	$(11,140)
Adjustments for (1):
Impairment charge(2)	416	3,629
Real estate depreciation and amortization(3)	5,099	7,200
Gain on sale of real estate	-	(1,288)

Funds from operations (FFO)	$(2,364)	$(1,599)
GAAP weighted average shares:
Basic and diluted	56,500	56,458

FFO per share	$(0.04)	$(0.03)

Net loss per share	$(0.14)	$(0.20)

(1)	Reflects the adjustments for continuing operations, as well as discontinued operations.

(2)	Includes impairment of our investments in unconsolidated entities which resulted from a measurable decrease in the fair value of the depreciable real estate held by the joint venture or partnership.

(3)	Real estate depreciation and amortization includes our consolidated real depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share of the real estate depreciation and amortization.

Distributions

Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. In connection with entering our disposition phase, on March 28, 2011, our board of directors discontinued regular quarterly distributions in favor of those that may arise from proceeds available to be distributed from our asset sales.

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

The fair value of the tangible assets acquired, consisting of land and buildings is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants. The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

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

The nationwide downturn in the housing and related condominium market that began during 2007 and has continued and has resulted in reduced selling prices. As a result of our evaluations, we recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase-The Private Residences during the three months ended March 31, 2012. This non-cash charge is classified as condominium inventory impairment charge in the accompanying condensed consolidated statement of operations. We recognized zero non-cash charge during the three months ended March 31, 2011. In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes, primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $264.9 million in notes payable at March 31, 2012, $229.7 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by less than $0.1 million.

At March 31, 2012, interest rate caps classified as assets were reported at their combined fair value of $0.1 million within prepaid expenses and other assets. A 100 basis point decrease in interest rates would result in a $0.1 million net decrease in the fair value of our interest rate caps and swaps. A 100 basis point increase in interest rates would result in a $0.3 million net increase in the fair value of our interest rate caps and swaps.

Foreign Currency Exchange Risk

We currently have a leasehold interest in London, England that holds $0.8 million in Euro-denominated accounts at European financial institutions. We also own approximately 47% interest investment in joint venture consisting of 22 properties in the Czech Republic, Poland, Hungary, and Slovakia that holds $3.2 million in Euro-denominated accounts at European financial institutions. As such, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1 A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

On March 30, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability, or confinement to a long-term care facility (referred to herein as “Exceptional Redemptions”). However, the board determined to not accept, and to suspend until further notice, redemptions other than Exceptional Redemptions.

On January 10, 2011, as is customary for REITs entering the disposition phase, the board suspended the redemption program with respect to all redemption requests until further notice. Therefore, we did not redeem any shares of our common stock during the three months ended March 31, 2012.

We have not presented information regarding submitted and unfulfilled redemptions during the three months ended March 31, 2012 as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: May 14, 2012	By:	/s/ Andrew J. Bruce
Andrew J. Bruce
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)
3.2	Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on June 9, 2011)
3.3	Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)
31.1*	Rule 13a-14(a)/15d-14(a) Certification
31.2*	Rule 13a-14(a)/15d-14(a) Certification
32.1*(1)	Section 1350 Certification
32.2*(1)	Section 1350 Certification
99.1*	Second Amended and Restated Policy for Estimation of Common Stock
101(2)	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 14, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

 ______________________

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

