Form 10-Q
period 2012-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2012-08-14
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Real estate
Land and improvements, net	$72,424	$77,687
Buildings and improvements, net	183,034	261,336
Real estate under development	16,611	16,503
Total real estate	272,069	355,526

Condominium inventory	22,586	29,752
Assets associated with real estate held for sale	18,219	-
Cash and cash equivalents	46,537	13,503
Restricted cash	6,911	8,033
Accounts receivable, net	10,040	8,462
Prepaid expenses and other assets	1,713	3,344
Leasehold interests, net	19,189	19,208
Investments in unconsolidated joint ventures	21,373	34,887
Furniture, fixtures and equipment, net	4,840	5,536
Deferred financing fees, net	2,916	3,078
Notes receivable, net	228	31,508
Lease intangibles, net	6,905	11,348
Other intangibles, net	6,656	6,994
Total assets	$440,182	$531,179

Liabilities and Equity
Notes payable	$189,873	$265,857
Note payable to related parties	1,500	1,500
Accounts payable	1,762	999
Payables to related parties	3,606	4,339
Acquired below-market leases, net	2,054	7,134
Accrued and other liabilities	20,940	21,407
Obligations associated with real estate held for sale	15,254	-
Total liabilities not subject to compromise	234,989	301,236

Liabilities subject to compromise	380	-

Total liablities	235,369	301,236

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	-	-
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	-	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at June 30, 2012 and December 31, 2011	6	6
Additional paid-in capital	502,743	502,743
Accumulated distributions and net loss	(297,313)	(275,509)
Accumulated other comprehensive loss	(5,535)	(4,890)
Total Behringer Harvard Opportunity REIT I, Inc. equity	199,901	222,350
Noncontrolling interest	4,912	7,593
Total equity	204,813	229,943
Total liabilities and equity	$440,182	$531,179

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenues
Rental revenue	$7,755	$6,645	$15,320	$13,295
Hotel revenue	829	587	1,935	1,740
Condominium sales	3,513	2,227	6,836	2,965

Total revenues	12,097	9,459	24,091	18,000

Expenses
Property operating expenses	4,040	3,332	7,559	6,537
Bad debt expense	169	35	187	350
Cost of condominium sales	3,513	2,334	6,883	3,033
Condominium inventory impairment	-	5,925	438	5,925
Interest expense	3,601	3,800	6,886	6,542
Real estate taxes	953	1,116	2,051	2,222
Provision for loan losses	12,022	5,342	12,022	5,342
Property management fees	291	261	578	551
Asset management fees	872	1,235	1,801	2,447
General and administrative	2,333	1,584	3,645	2,686
Depreciation and amortization	3,530	3,624	6,991	7,174

Total expenses	31,324	28,588	49,041	42,809

Interest income	10	22	18	32
Other income, net	481	-	699	6

Loss from continuing operations before reorganization items, income taxes and equity in losses of unconsolidated joint ventures	(18,736)	(19,107)	(24,233)	(24,771)

Reorganization items, net	(60)	-	(60)	-
Provision for income taxes	(49)	(81)	(98)	(116)
Equity in losses of unconsolidated joint ventures	(1,080)	(33,056)	(3,747)	(35,523)
Loss from continuing operations	(19,925)	(52,244)	(28,138)	(60,410)

Income (loss) from discontinued operations	3,797	662	3,627	(3,844)

Gain (loss) on sale of real estate	-	-	-	1,334

Net loss	(16,128)	(51,582)	(24,511)	(62,920)

Add: Net loss attributable to the noncontrolling interest
Noncontrolling interest in continuing operations	2,203	3,961	2,707	4,159

Net loss attributable to common shareholders	$(13,925)	$(47,621)	$(21,804)	$(58,761)

Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500	56,479

Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.31)	$(0.84)	$(0.45)	$(0.97)
Discontinued operations	0.06	0.01	0.06	(0.07)
Basic and diluted loss per share	$(0.25)	$(0.83)	$(0.39)	$(1.04)

Amounts attributable to common shareholders:
Continuing operations	$(17,722)	$(48,283)	$(25,431)	$(54,917)
Discontinued operations	3,797	662	3,627	(3,844)
	$(13,925)	$(47,621)	$(21,804)	$(58,761)

Comprehensive income (loss):
Net Gain (loss)	$(16,128)	$(51,582)	$(24,511)	$(62,920)
Other comprehensive loss:
Foreign currency translation loss	(1,133)	106	(676)	1,433
Unrealized gain (loss) on interest rate derivatives	28	(25)	20	(32)
Total other comprehensive income (loss)	(1,105)	81	(656)	1,401
Comprehensive loss	(17,233)	(51,501)	(25,167)	(61,519)
Comprehensive loss attributable to noncontrolling interest	2,174	4,038	2,718	4,217
Comprehensive loss attributable to common shareholders	$(15,059)	$(47,463)	$(22,449)	$(57,302)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except share amounts)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity

Balance at January 1, 2011	1,000	$-	56,379,760	$6	$502,102	$(185,491)	$(3,956)	$3,609	$316,270

Distributions declared on common stock						(1,410)			(1,410)

Contributions from noncontrolling interest								9,861	9,861

Distributions to non-controlling interest								(741)	(741)

Shares issued pursuant to Distribution
Reinvestment Plan, net			120,712		925				925

Comprehensive loss:
Net loss						(58,761)		(4,159)	(62,920)

Other comprehensive income:
Foreign currency translation gain (loss)							1,491	(58)	1,433
Unrealized gains (losses) on interest rate derivatives							(32)	-	(32)

Total comprehensive loss								(4,217)	(61,519)

Balance at June 30, 2011	1,000	$-	56,500,472	$6	$503,027	$(245,662)	$(2,497)	$8,512	$263,386

Balance at January 1, 2012	1,000	$-	56,500,472	$6	$502,743	$(275,509)	$(4,890)	$7,593	$229,943

Contributions from noncontrolling interest								37	37

Comprehensive loss:
Net loss						(21,804)		(2,707)	(24,511)

Other comprehensive income:
Foreign currency translation gain (loss)							(665)	(11)	(676)
Unrealized gains (losses) on interest rate derivatives							20	-	20

Total comprehensive loss								(2,718)	(25,167)

Balance at June 30, 2012	1,000	$-	56,500,472	$6	$502,743	$(297,313)	$(5,535)	$4,912	$204,813

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(24,511)	$(62,920)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	8,245	10,816
Amortization of deferred financing fees	946	1,554
Gain on casualty loss	(38)	-
Gain on sale of real estate	(4,126)	(2,550)
Impairment charge	438	9,554
Provision for loan losses	12,022	5,342
Bad debt expense	215	350
Equity in losses of unconsolidated joint ventures	3,747	35,523
Non-cash Reorganization items	60	-
Unrealized loss on derivatives	-	(32)
Change in operating assets and liabilities:
Accounts receivable	(2,301)	(1,324)
Condominium inventory	6,760	17,561
Prepaid expenses and other assets	342	696
Accounts payable	769	664
Accrued and other liabilities	1,501	(2,042)
Payables to related parties	(733)	2,143
Lease intangibles	(1,802)	(509)
Cash provided by operating activities	1,534	14,826

Cash flows from investing activities:
Proceeds from sale of real estate	86,032	38,176
Proceeds from sale of unconsolidated joint venture	12,384	-
Capital expenditures for real estate under development	(3,280)	(1,978)
Additions of property and equipment	(904)	(5,165)
Change in restricted cash	1,615	(811)
Cash assumed from conversion of loan to equity	11	-
Investment in notes receivable	(2,024)	(3,028)
Proceeds from payments on note receivables	-	425
Cash provided by investing activities	93,834	27,619

Cash flows from financing activities:
Financing costs	(1,228)	(766)
Proceeds from notes payable	48,762	10,007
Payments on notes payable	(72,445)	(25,923)
Net borrowings (repayments) on senior secured revolving credit facility	(37,463)	(21,820)
Borrowings on note payable related party	-	1,500
Distributions	-	(485)
Contributions from noncontrolling interest holders	38	855
Distributions to noncontrolling interest holders	-	(742)
Cash used in financing activities	(62,336)	(37,374)

Effect of exchange rate changes on cash and cash equivalents	2	20

Net change in cash and cash equivalents	33,034	5,091
Cash and cash equivalents at beginning of the period	13,503	9,833

Cash and cash equivalents at end of the period	$46,537	$14,924

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

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis. In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, and other properties. We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties. We completed our first property acquisition in March 2006, and, as of June 30, 2012, we wholly owned seven properties, including one classified as held for sale on our condensed consolidated balance sheet, and consolidated four properties through investments in joint ventures. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or subsidiaries thereof. Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner. The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust.

We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC (“Behringer Harvard Opportunity Advisors I” or the “Advisor”), a Texas limited liability company. Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions and investments on our behalf.

Presentation of Financial Statements

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase. As is usual for opportunity style real estate investment programs, we are structured as a finite life entity, and have entered the final phase of operations. This phase includes the selling of our assets, liquidating our liabilities, and distributing net proceed to shareholders. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues. If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and our ability to satisfy our other liabilities in the normal course of business.

Our ability to continue as a going concern is, therefore, dependent upon our ability to sell real estate investments to pay down debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our Company, including our development and operating properties.

Debtors-in-Possession - Frisco Square

On June 13, 2012 (the “Petition Date”), the special purpose entity Behringer Harvard Frisco Square, L.P, along with our indirect subsidiaries BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC (collectively, the “Frisco Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Cases”), in the United States Bankruptcy Court for the Eastern District of Texas (the “Bankruptcy Court”). The Chapter 11 Cases pertain only to the Frisco Debtors, neither the Company nor any of its other wholly owned subsidiaries, or joint ventures, either consolidated or unconsolidated, have sought such protection.

The Frisco Debtors, all of which are consolidated in the accompanying financial statements, are currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable orders of the Bankruptcy Court. The Frisco Debtors intend to work with their constituencies to emerge from bankruptcy by proposing a plan of reorganization. Pursuant to Chapter 11, a debtor is afforded certain protection against its creditors and creditors are prohibited from taking certain actions (such as pursuing collection efforts or proceedings to foreclose on secured obligations) related to debts that were owed prior to the Petition Date.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to the notes payable related to the BHFS loans and the Theater loan (see Note 7 Notes Payable – Debtors-in-Possession – Frisco Debtors), the Frisco Debtors are subject to certain executory contracts. The Frisco Debtors, subject to approval of the Bankruptcy Court, may assume or reject these contracts. Although the Frisco Debtors may consider the rejection of certain of such contracts (other than our operating property tenant leases), none have been rejected as of June 30, 2012.

Since the Petition Date, the Bankruptcy Court has granted various motions that allow the Frisco Debtors to continue to operate their business in the normal course without interruption, and covering, among other things, critical service providers and new tenant leases. The Frisco Debtors have retained, pursuant to the Bankruptcy Court approval, legal and financial professionals to advise the Frisco Debtors on the bankruptcy proceedings. From time to time the Frisco Debtors may seek the Bankruptcy Court approval for the retention of additional professionals (see Note 13 Frisco Square Debtors – Unaudited Financial Information for further discussion).

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet and condensed consolidated statement of equity as of June 30, 2012, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of June 30, 2012 and our condensed consolidated results of operations, equity, and cash flows for the periods ended June 30, 2012 and 2011. Such adjustments are normal and recurring in nature.

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

Real Estate

We amortize the value of in-place leases acquired to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. As of June 30, 2012, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately ten years.

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of June 30, 2012 is as follows (in thousands):

Lease / Other Intangibles
July 1, 2012 - December 31, 2012	$302
2013	618
2014	334
2015	312
2016	300

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows ($ in thousands):

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
June 30, 2012	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$222,174	$73,368	$15,046	$(3,929)	$20,637	$10,439
Less: depreciation and amortization	(39,140)	(944)	(8,141)	1,875	(1,448)	(3,783)

Net	$183,034	$72,424	$6,905	$(2,054)	$19,189	$6,656

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
December 31, 2011	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$306,724	$78,553	$25,027	$(17,991)	$20,382	$10,439
Less: depreciation and amortization	(45,388)	(866)	(13,679)	10,857	(1,174)	(3,445)

Net	$261,336	$77,687	$11,348	$(7,134)	$19,208	$6,994

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value, and consists of land acquisition costs, land development costs, construction costs, interest, and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction. At June 30, 2012, condominium inventory consisted of $9.7 million of finished units related to our condominiums at Chase – The Private Residences and $12.9 million of work in progress related to The Lodge and Spa at Cordillera (“Cordillera”). As of December 31, 2011, condominium inventory consisted of $16.9 million of finished units related to our condominiums at Chase – The Private Residences and $12.9 million of work in progress related to Cordillera. In February 2011, we received $14.7 million related to the monetization of State of Missouri historic tax credits on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri, which was recorded as a reduction of our condominium inventory. The proceeds from these historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

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

The nationwide downturn in the housing and related condominium market that began during 2007 has resulted in lower than expected sales volume and reduced selling prices. As a result of our evaluations in the first quarter of 2012, we recognized a non-cash charge of $0.4 million during the six months ended June 30, 2012 to reduce the carrying value of condominiums at Chase-The Private Residences. This non-cash charge is classified as a condominium inventory impairment charge in the accompanying consolidated statement of operations. We recognized a non-cash charge of $1.9 million during the six months ended June 30, 2011 to reduce the carrying value of the condominiums at Chase – The Private Residences and non-cash charge of $4 million during the six months ended June 30, 2011 to reduce the carrying value of the condominium development at Cordillera. In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $7.7 million and $6.6 million as of June 30, 2012 and December 31, 2011, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.8 million and $2.3 million as of June 30, 2012 and December 31, 2011, respectively. The allowance for doubtful accounts was $0.5 million and $0.4 million as of June 30, 2012 and December 31, 2011, respectively.

Debtor- in- Possession - Frisco Debtors

Consolidation of Real Estate in Bankruptcy - On June 13, 2012, the Frisco Debtors filed Chapter 11 bankruptcy. We continued to consolidate the balance sheets and operations of the Frisco Debtors. In accordance with ASC 852-10, “Reorganizations,” we provide the unaudited condensed financial statements of the Frisco Debtors in Note 13 Frisco Debtors - Unaudited Financial Information

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liabilities Subject to Compromise - Liabilities Subject to Compromise consists of unsecured prepetition liabilities related to the Frisco Debtors. The classification of liabilities “subject to compromise” is based upon currently available information and analysis. As the bankruptcy process proceeds and additional information and analysis is completed, or as the Bankruptcy Court rules on relevant matters, the classification may change. The amount of any such changes could be significant.

Reorganization Expense - Reorganization items are expense or income items that were incurred or realized by the Frisco Debtors as a result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations and comprehensive loss and in the unaudited condensed combined statements of the Frisco Debtors in Note 13 - Frisco Debtors - Unaudited Financial Information.

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

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP. We present the assets and obligations of a property held for sale separately on our condensed consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of June 30, 2012, our 5000 S. Bowen Road property was classified as held for sale. On July 5, 2012, we executed an agreement for the sale of the 5000 S. Bowen Road property. We expect to complete the sale in August 2012. We had no properties classified as held for sale at December 31, 2011.

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance during 2012 is reflected in our financial statements and footnotes.

In June 2011, the FASB issued updated guidance related to comprehensive income.  The guidance requires registrants to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, registrants will be required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance during 2012 is reflected in our financial statements.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 ($ in thousands):

June 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$16	$-	$16

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$-	$64	$-	$64

Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet.

Nonrecurring Fair Value Measurements

For the six months ended June 30, 2012, we recognized condominium inventory impairment charges of $0.4 million related to Chase - The Private Residences. We also recognized a non-cash charge of $12 million related to our notes receivable from Royal Island. For the year ended December 31, 2011, we recognized impairment charges of $6.2 million related to Rio Salado and $5.1 million related to Frisco Square. We also recorded a $1.4 million impairment related to our 50% unconsolidated joint venture in Santa Clara 800. We recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase - The Private Residences and a $4 million non-cash charge related to our condominium development at Cordillera during the year ended December 31, 2011.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2012 and the year ended December 31, 2011 ($ in thousands):

June 30, 2012	Level 1		Level 2		Level 3	Total Fair Value	Gain / (Loss)
Assets
Condominium inventory		-		-	9,713	9,713	(438)
Note receivable, net		-		-	18,037	18,037	(12,022)
	$		$		$27,750	$27,750	$(12,460)

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(1)
Assets
Note receivable, net	$-	$-	$31,280	$31,280	$(7,881)
Land and improvements, net	-	-	37,016	37,016	(993)
Buildings and improvements, net	-	-	34,151	34,151	(4,095)
Real estate under development	-	-	14,900	14,900	(6,169)
Condominium inventory	-	-	29,752	29,752	(5,925)
Investment in unconsolidated joint venture	-	-	12,524	12,524	(1,425)
Total	$-	$-	$159,623	$159,623	$(26,488)

(1) Excludes $5.2 million in impairment loss of our discontinued operations that was disposed of as of the year ended December 31, 2011.

Quantitative Information about Level 3 Fair Value Measurements

($ in thousands, except per square feet and acre)

	Fair Value at June 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Condominium inventory	$9,713	Market comparable	Amount per condo unit due to limited market comparables	$355 to $607 per square feet
Note receivable, net	$18,037	Market comparable	Amount per acre due to limited market comparables	$43,909 to $79,529 per acre

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2012.

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

As of June 30, 2012 and December 31, 2011, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $189.9 million and $265.9 million as of June 30, 2012 and December 31, 2011, respectively, have a fair value of approximately $189.5 million excluding the loan secured by 5000 S. Bowen Road (note payable classified as obligations related to real estate held for sale on our condensed consolidated balance) and $265.4 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets. The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

The fair value estimates presented herein are based on information available to our management as of June 30, 2012 and December 31, 2011. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Real Estate Investments

As of June 30, 2012, we wholly owned seven properties including one classified as held for sale and consolidated four properties through investments in joint ventures. We are the mezzanine lender for one multifamily property. In addition, we have noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

The following table presents certain information about our consolidated properties as of June 30, 2012:

Property Name		Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Bent Tree Green		Dallas, Texas	138,000	3-story office building	100%	2006
Las Colinas Commons		Irving, Texas	239,000	3-building office complex	100%	2006
5000 S. Bowen Road	(1)	Arlington, Texas	87,000	1-story data center campus	100%	2007
Northpoint Central		Houston, Texas	180,000	9-story office building	100%	2007
Northborough Tower		Houston, Texas	207,000	14-story office building	100%	2007
Rio Salado Business Center		Phoenix, Arizona	—	development property	100%	2007
Chase Park Plaza		St. Louis, Missouri	—	hotel and condominium development property	95%	2006
The Lodge & Spa at Cordillera		Edwards, Colorado	—	hotel and development property	94%	2007
Frisco Square	(2)	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	94%	2007
Becket House		London, England	46,000	long-term leasehold interest	80%	2007
Royal Island	(3)	Commonwealth of Bahamas	—	resort hotel, spa, golf course, marina, and residence	100%	2012

(1)	Classified as held for sale on our condensed consolidated balance sheet as of June 30, 2012. On July 5, 2012, we executed an agreement for the sale of the 5000 S. Bowen Road property. We expect to complete the sale in August 2012; however, we can provide no assurance that this sale will occur.

(2)	Operating as Debtors-in-Possession.

(3)	We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited.

Real Estate Asset Acquisitions

Royal Island

In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% limited partnership interest in a partnership (“Royal Island Partnership”) that was developing a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of The Bahamas (“Royal Island”).

In December 2007, we participated in a bridge loan financing arrangement for the continuing development and construction of Royal Island.  The aggregate principal amount available under the bridge loan was $60 million, consisting of three tranches.  Under the bridge loan, we agreed to lend a tranche of up to $40 million, which was subordinate to the other two tranches.  The bridge loan accrued interest at the one-month LIBOR rate plus 8% per annum with accrued interest and principal payable at the maturity date of December 20, 2008, and was secured by the Royal Island. In June 2009, we purchased the interest in the first of the two superior tranches, the A-1 tranche, for $3.1 million. In March 2010, we purchased the interest in two notes in the A-2 tranche for $2.2 million.

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

In January 2011, pursuant to a settlement agreement with Shannon B. Skokos and Theodore C. Skokos (the “Skokoses”) related to a lawsuit filed in December 2008, a new joint venture was created among Behringer Harvard RI Lender, LLC, Behringer Harvard RI A-1 Lender, LLC, and the Skokoses to own all of the outstanding notes related to Royal Island (the “Royal Island Debt Partnership”). Each lender contributed its respective note in exchange for a pro rata ownership interest in the joint venture, which resulted in our owning approximately 87% of Royal Island Debt Partnership. As part of this settlement, the Skokos $7 million note was contributed to the partnership in exchange for a 13% ownership interest in the Royal Island Debt Partnership.

In the second quarter of 2011, the long-lived assets of Royal Island were evaluated for impairment due to an impairment indicator associated with significant changes to the development and construction plans. As a result of this assessment, it was determined that the net book value could not be recovered through future cash flows based on the then revised development plan. Therefore, Royal Island Partnership recorded an impairment charge of approximately $101 million to bring the assets (which now primarily consist of land) to their fair value. Our portion of the impairment was approximately $31 million, which was recorded in our statement of operations through the equity in losses of unconsolidated joint ventures line item. The equity method losses exceeded the investment balance in the Royal Island Partnership. As a result, our investment was reduced to zero during the second quarter of 2011 and has remained zero since. In accordance with GAAP, equity method losses that exceed our investment balance are recorded against the basis of other investments we had in Royal Island. As such, the excess equity method losses of $22.7 million were recorded as a reduction in our note receivable through the equity in losses for unconsolidated joint ventures. Additionally, we recorded $5.3 million as provision for loan losses against the allowance to record the note to the fair value of the underlying collateral.

On March 22, 2012, we executed an Agreement Regarding Transfer with the borrowers and guarantors of our Royal Island note receivable. Under the agreement, we would obtain all of the outstanding shares of Royal Island (Australia) Pty Limited, a parent company of the Royal Island borrowers and a subsidiary of the Royal Island Partnership, for, among other things, the release of the guarantors from their guarantees under the Royal Island notes receivable. A valuation of the long-lived assets of Royal Island indicated that our note receivable had been further impaired and we recorded a $6 million provision for loan loss to record the note to the fair value of the underlying collateral during the quarter ending June 30, 2012. On June 6, 2012, we completed the transaction and the remaining shares of Royal Island (Australia) Pty Limited were transferred to us, and we now have control of the property. As part of the transaction whereby we obtained the shares in Royal Island (“Australia) Pty Limited, we have taken on the assets and liabilities of the Royal Island subsidiary partnerships, which include $7.7 million of other liabilities for deposits paid by third party purchaser for lots. We are currently in negotiations with those lot holders to settle the outstanding deposits. The net assets we received at the close of the transfer transaction were $18 million, and as a result we recorded an additional $6 million of provision for loan losses to further reduce the note receivable to the collateral received at the close of the transaction. As we now have control of the property, we have consolidated Royal Island in accordance with GAAP and the note receivable between the Company and Royal Island is eliminated as an intercompany transaction on our condensed consolidated balance sheet as of June 30, 2012.

Royal Island contributed a GAAP net loss of $0.4 million to our condensed consolidated statements of operations for the period from June 6, 2012 through June 30, 2012. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2011:

	Pro Forma for the Six Months Ended June 30,
	2012	2011
Revenue	$25,060	$18,950
Net loss	$(25,183)	$(66,383)
Net loss per share	$(0.45)	$(1.18)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Royal Island to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2011. Included in the pro forma net loss for both the six months ended June 30, 2012 and 2011 is depreciation and amortization expense of $0.1 million.

During the six months ended June 30, 2012, we incurred $1.2 million in acquisition expenses related to the acquisition of Royal Island. The following table summarizes the amounts of identified assets and liabilities acquired at the acquisition date:

Royal Island
Cash	$11
Restricted cash	493
Prepaid expenses	675
Land	21,071
Buildings	2,842
Furniture, fixture and equipment	567
Land improvement	87
Total identifiable net assets	$25,746
Accounts Payable	$4
Other liabilities (lot deposits)	7,705
Total identifiable net liabilities	7,709

We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

Real Estate Asset Dispositions

Santa Clara 700/750 Joint Venture

On May 18, 2012, we sold Santa Clara 700/750 Joint Venture for a contract sales price of $47.8 million, excluding transaction costs. The proceeds from the sale were used to fully satisfy the existing indebtedness related to the property, and we recorded a gain of $0.9 million related to the sale.

Tanglewood at Voss

On May 29, 2012, we sold Tanglewood at Voss for a contract sales price of $52.5 million, excluding transaction costs. We received $13 million in net proceeds. The proceeds from the sale were used to satisfy the existing indebtedness related to the property. We recorded a gain of $3.2 million.

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of June 30, 2012 and December 31, 2011 ($ in thousands):

			Carrying Value of Investment
Property Name		Interest	June 30, 2012	December 31, 2011

Royal Island	(1)	30.69%	$-	$-
Santa Clara 800 Joint Venture	(2)	50.00%	-	12,525
Central Europe Joint Venture		47.27%	21,373	22,362
			$21,373	$34,887

(1)	Our previously held equity investment in Royal Island was reduced to zero during the second quarter of 2011 as a result of an impairment recorded by the property and remained zero as of December 31, 2011. As discussed above, we now have control of Royal Island and we consolidated Royal Island as of the closing date of the transaction, June 6, 2012.

(2)	On May 4, 2012, we sold Santa Clara 800 Joint Venture for a contract sales price of $12.4 million to an unaffiliated third party. No gain or loss was recorded as a result of this transaction.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our investments in unconsolidated joint ventures as of June 30, 2012 and December 31, 2011 consisted of our proportionate share of the combined assets and liabilities of our investment properties shown at 100% as follows: ($ in thousands):

	June 30,	December 31,
	2012	2011
Real estate assets, net	$117,000	$202,876
Cash and cash equivalents	3,314	5,389
Other assets	2,067	8,764
Total assets	$122,381	$217,029

Notes payable	$80,228	$189,402
Other liabilities	2,968	26,117
Total liabilities	83,196	215,519

Equity	39,185	1,510
Total liabilities and equity	$122,381	$217,029

For the three and six months ended June 30, 2012, we recognized $1.1 million and $3.7 million, respectively, of equity in losses. For the three and six months ended June 30, 2011, we recognized $33.1 million and $35.5 million, respectively, of equity in losses. Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three and six months ended June 30, 2012 and 2011 shown at 100% as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$2,931	$5,092	$6,191	$10,266

Operating expenses:
Operating expenses	1,352	3,309	3,235	4,542
Property taxes	(438)	490	(273)	632
Total operating expenses	914	3,799	2,962	5,174

Operating income	2,017	1,293	3,229	5,092

Non-operating expenses:
Depreciation and amortization	1,321	1,968	2,751	4,049
Interest and other, net	5,064	106,197 (1)	12,275	114,788 (1)
Total non-operating expenses	6,385	108,165	15,026	118,837

Net loss	$(4,368)	$(106,872)	$(11,797)	$(113,745)

Equity in losses of unconsolidated joint ventures (2)	$(1,080)	$(33,056)	$(3,747)	$(35,523)

(1)	For three and six months ending June 30, 2011, includes approximately $101 million in impairment expense
(2)	Company’s share of net loss

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Held for Sale

We had one and no properties classified as held for sale at June 30, 2012 and December 31, 2011, respectively. The major classes of assets and liabilities associated with the real estate held for sale as of June 30, 2012 were as follows (in thousands):

June 30, 2012

Land and improvements, net	$2,800
Buildings and improvements, net	13,875
Lease intangibles, net	1,544
Assets associated with real estate held for sale	$18,219

Notes payable	$15,000
Acquired below-market leases, net	254
Obligations associated with real estate held for sale	$15,254

7.	Notes Payable

The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties we consolidate at June 30, 2012 and December 31, 2011 ($ in thousands):

	Notes Payable as of		Interest	Maturity
Description	June 30, 2012	December 31, 2011	Rate	Date

BHFS I, LLC (Land) (1)	13,346	13,878	30-day LIBOR + 5%(2)	01/28/12
BHFS II, LLC (1)	7,532	7,565	30-day LIBOR + 4%(2)	01/28/12
BHFS III, LLC (1)	8,260	8,338	30-day LIBOR + 4%(2)	01/28/12
BHFS IV, LLC (1)	14,458	14,480	30-day LIBOR + 4%(2)	01/28/12
BHFS Theatre, LLC (3)	4,639	4,708	30-day LIBOR + 4.5%(2)	02/14/12
Senior Secured Credit Facility (4)	-	37,462	30-day LIBOR + 1.5% or Prime Rate	-
Tanglewood at Voss(5)	-	39,025	30-day LIBOR + 4% (2)	-
Becket House(6)	24,515	23,798	90-day LIBOR + 2.5%(7) 15%(8)	12/31/12
Santa Clara 700/750 Joint Venture	-	20,000	4.75% + Greater of 1% or 30-day LIBOR(2)	(9)
Santa Clara 700/750 Joint Venture Mezzanine	-	5,000	8.5% + Greater of 1% or 30-day LIBOR(2)	(9)
Bent Tree Green	5,406	6,503	4.75%	5/19/2014(10)
Rio Salado	2,668	1,032	12.0%	09/15/14
Chase Park Plaza Hotel and Chase - The Private Residences	52,027	58,429	30-day LIBOR + 6.75%(2)(11)	12/09/14
Northborough Tower	20,347	20,584	5.67%	01/11/16
Royal Island	8,619	5,055	15.00%	10/10/16
Northpoint Central (12)	16,148	-	5.15%	05/09/17
Las Colinas Commons (12)	11,908	-	5.15%	05/09/17

	$189,873	$265,857

Notes Payable included with Obligations related to real estate held for sale:
5000 S. Bowen Road (13)	$15,000	$-	30-day LIBOR + 5.5% (2)	05/03/14

(1)	The BHFS loans matured on January 28, 2012 and we did not pay the outstanding principal balance of the loans. On June 13, 2012, the BHFS Entities filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Court, which places an automatic stay for lender enforcement actions. Each of the Frisco Square loans is subject to an increase of 2% (default interest rate) on January 28, 2012, which was accrued through the Petition Date. Thereafter, we accrued interest at the non-default rate.

(2)	30-day London Interbank Offer Rate ("LIBOR") was 0.246% at June 30, 2012.

(3)	As a result of the maturity default on the BHFS loans, the lenders accelerated the maturity date of the BHFS Theater loan on February 14, 2012 (original maturity date of July 28, 2012). On June 13, 2012, BHFS Theater, LLC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Court, which placed an automatic stay for lender enforcement actions.

(4)	Loan was repaid in full on May 9, 2012 with proceeds from the Northpoint Central and Las Colinas financings and cash held by the Company.

(5)	Tanglewood at Voss was sold on May 29, 2012. The loan was repaid on May 29, 2012 and both Tanglewood at Voss and The Lodge & Spa at Cordillera, which provided additional collateral support for this loan, were released.

(6)	The Becket House loan consists of three loans. The balances of the A, B and Junior loans were $12.5 million, $5.8 million and $6.2 million, respectively at June 30, 2012.

(7)	90-day LIBOR was 0.461% at June 30, 2012.

(8)	Rate for junior loan.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(9)	Loans were repaid at the sale of the property on May 18, 2012.

(10)	Effective May 15, 2012, the loan was modified and extended to May 19, 2014. We made a $1 million principal pay down at the extension.

(11)	Interest rate subject to floor of 0.75%.

(12)	On May 9, 2012, we obtained new financing totaling $28 million secured by Las Colinas Commons and Northpoint Central.

(13)	Effective May 18, 2012, we obtained financing for our Bowen Road Property. We currently have Bowen Road under contract and have classified the Notes Payable as obligations associated with real estate held for sale on our condensed consolidated balance sheet as of June 30, 2012.

Our notes payable balance was $189.9 million at June 30, 2012 as compared to $265.9 million at December 31, 2011 and consists of borrowings of debt related to our property acquisitions, loan assumptions and our borrowings under our senior secured credit facility. Each of our notes payable is collateralized by one or more of our properties.  At June 30, 2012, our notes payable interest rates ranged from 1.7% to 15%, with a weighted average interest rate of approximately 6.0%.  Of our $189.9 million in notes payable at June 30, 2012, $124.8 million represented debt subject to variable interest rates.  At June 30, 2012, our notes payable had maturity dates that ranged from January 2012 to May 2017.  We have unconditionally guaranteed payment of the notes payable related to Bent Tree Green and the BHFS loans.

As of June 30, 2012, we are not in compliance with covenants related to Becket House. The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan. We currently do not have a hedge in place. This is not an event of default unless the lender provides notification and requires us to purchase the hedge.

The following table summarizes our aggregate contractual obligations for principal payments as of June 30, 2012 ($ in thousands):

Principal Payments Due:
July 1, 2012 - December 31, 2012	$73,164
2013	867
2014	60,641
2015	801
2016	27,604
Thereafter	26,195
Unamortized premium	601

$189,873

Credit Facility

In February 2008, we entered into a senior secured credit facility providing for up to $75 million of secured borrowings. The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit. We unconditionally guaranteed payment of the senior secured credit facility. The availability of credit under the senior secured credit facility is limited by the terms of the credit agreement. As of December 31, 2011, the maximum availability under the senior secured credit facility was fully utilized. Effective February 13, 2012, we reached an agreement with the lenders to extend the maturity date of the loan from February 13, 2012 to April 13, 2012. The loan bore interest at LIBOR plus 4%. The credit facility was fully repaid on May 9, 2012 proceeds from new financings and cash.

New Financing and Modification

On May 9, 2012, we obtained new financing of $28 million secured by our Las Colinas Commons and Northpoint Central properties and used the net proceeds from the new financing, along with $8 million of our cash to repay the senior secured credit facility in full. The five-year loan bears interest at 5.148% and requires monthly principal and interest payments based upon a 30-year amortization schedule. The loan is locked out to prepayment until May 8, 2013 after which it is pre-payable with yield maintenance. After February 6, 2017, the loan is pre-payable at par. The loan is nonrecourse to us except for customary carve-outs.

Effective May 15, 2012, we modified and extended the loan secured by our Bent Tree Green property. The maturity date was extended to May 19, 2014, and we made a principal payment of $1 million.

On May 18, 2012, we obtained new financing of $15 million secured by our 5000 S. Bowen Road property. The two-year loan bears interest at LIBOR + 5.5% (with a 7% minimum rate) and requires interest-only payments for the first twelve months, then monthly payments of fixed principal payments of $60,000 plus accrued interest thereafter. The loan is nonrecourse to us except for customary carve-outs. As of June 30, 2012, the loan secured by our 5000 S. Bowen Road property is classified as obligations associated with real estate held for sale on our condensed consolidated balance sheet. We expect to complete the sale of the 5000 S. Bowen Road property in late August and use the proceeds from the sale to fully repay the loan. The loan maybe prepaid at any time subject to payment of an exit fee of $150,000, and satisfaction of interest equal to $1 million less total cumulative interest paid. As of June 30, 2012, we had paid cumulative interest of $0.1 million. Proceeds from this financing will provide us with liquidity to fund future operations and debt obligations.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debtor- in-Possession - Frisco Debtors

On August 31, 2011, effective as of August 28, 2011, the Frisco Debtors entered into a Modification and Extension Agreement (the “Frisco Square Loan Extension”) with the lenders for the five BHFS loan tranches associated with our Frisco Square investment (the “BHFS Loans”) to extend the maturity date of the BHFS loans to January 28, 2012. The interest rates for the five separate tranches of the Frisco Square Loan Extension were unchanged from the terms of the original BHFS loans, subject to the lender condition that if less than $10 million of lender approved sales contracts were in place by October 28, 2011, the interest rates for each tranche within the Frisco Square Loan Extension would increase by 50 basis points. As of October 28, 2011, $10 million of lender approved sales were not in place. The Frisco Square Loan Extension requires that a principal payment of $0.2 million be made each month and that all excess cash flow after interest and required amortization be placed into a restricted deposit account and held as additional collateral. We have unconditionally guaranteed payment of the BHFS loans.

On January 28, 2012, BHFS Loans matured and we did not pay the outstanding principal balance of the loan which constituted an event of default. On February 1, 2012, we were notified by the lenders that we were in default on the BHFS Theater loan (the “Theater loan”) as a result of the maturity default of the BHFS loans and that the lenders intended to accelerate the Theater loan if the maturity defaults on the BHFS loans were not cured by February 9, 2012. We did not cure the defaults.

The Frisco Debtors were actively working with the lenders and made numerous proposals to the lenders to restructure and extend the BHFS loans and the Theater loan; however, negotiations stalled and we were unsuccessful in reaching an agreement with the lenders. Thus, we determined that bankruptcy protection represented the best option to preserve value for all stakeholders at the Frisco Square development. Therefore on June 13, 2012, the Frisco Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Eastern District of Texas. The filing for Chapter 11 resulted in an immediate and automatic stay on any lender enforcement actions, and enabled business at the Frisco Square development project to continue to operate until a reorganization plan has been finalized, with no interruption in services. We anticipate submitting a plan of reorganization to the Bankruptcy Court as soon as practicable.

Interest expense related to the Frisco Debtors loans totaling $811,000 and $1,636,000 for the three and six month period ended June 30, 2012, respectively, was recorded within these unaudited condensed consolidated statements of operations and was calculated at the default rate up to the Petition Date and since the Petition Date at the non-default rate. However, any amount to ultimately be paid will be dependent on the Bankruptcy Court’s rulings and accordingly could change significantly. Had the amount of interest been accrued at the default rate after the Petition Date total interest expense would have increased by $48,000 for the three and six month periods ended June 30, 2012.

8.	Derivative Instruments and Hedging Activities

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

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million and $0.1 million in prepaid expenses and other assets at June 30, 2012 and December 31, 2011, respectively. We had no derivative instruments classified as liabilities as of June 30, 2012 or December 31, 2011. During the six months ended June 30, 2012 and 2011, we recorded an unrealized gain and loss of less than $0.1 million, respectively, to accumulated other comprehensive income (“AOCI”) in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at June 30, 2012 and June 30, 2011.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the notional values of our derivative financial instruments as of June 30, 2012. The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2012, but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value (in thousands)	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Cash Flow Hedges
Interest rate cap - Chase Park Plaza Hotel and Chase - The Private Residences	$59,000	3.0%	December 9, 2014	$16

The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 ($ in thousands).

		Asset Derivatives
	Balance Sheet Location	Fair Value at June 30, 2012	Fair Value at December 31, 2011
Derivatives designated as hedging instruments:
Interest rate derivative contracts	Prepaid expenses and other assets	$16	$64

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations as of June 30, 2012 and 2011 ($ in thousands).

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships
Interest rate	$28	$(25)	$20	$(32)

	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Amount of Loss Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships
Interest rate	$(63)	$-	$(68)	$-

Credit risk and collateral

Our credit exposure related to interest rates is represented by the fair value of contracts with a net liability fair value at the reporting date. These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty. Under our agreement with the counterparty related to our interest rate caps of Chase Park Plaza Hotel and Chase – The Private Residences, cash deposits may be required to be posted by the counterparty whenever its credit rating falls below certain levels. At June 30, 2012, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.

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

In connection with entering our disposition phase, on March 28, 2011, our board of directors discontinued regular, quarterly distributions in favor of those that may arise from proceeds available to be distributed from the sale of assets and we ceased offering shares pursuant to the DRP.

10.	Related Party Transactions

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

During the six months ended June 30, 2012, Behringer Harvard Opportunity Advisors I received an annual asset management fee of 0.60% of the aggregate asset value of acquired real estate and real estate related assets. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.60% of the aggregate asset value as of the last day of the month. For the six months ended June 30, 2012 and 2011, we incurred $1.8 million and $2.4 million, respectively, of asset management fees.

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For each of the six months ended June 30, 2012 and 2011, we incurred less than $0.1 million and $0.1 million, respectively, in acquisition and advisory fees.

Under the advisory management agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount. Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We incurred $0.5 million in debt financing fees for the six months ended June 30, 2012. For the six months ended June 30, 2011, we incurred $0.5 million in debt financing fees.

We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive officers. For the six months ended June 30, 2012 and 2011, we incurred costs for administrative services of $0.9 million and $0.8 million, respectively.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and construction supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. For the six months ended June 30, 2012 and 2011, we incurred property management fees or oversight fees of $0.4 million and $0.5 million, respectively.

To bridge our liquidity needs until asset sales occur, in January 2011, we obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. Also in January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. The total deferred fees and expenses at June 30, 2012 and December 31, 2011 was $2.5 million and $2.9 million, respectively.

On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our short-term liquidity needs. The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement, or (iii) the termination without cause of the property management agreement. The balance on the loan at June 30, 2012 and December 31, 2011 was $1.5 million.

At June 30, 2012, we had a payable to our Advisor and its affiliates of $5.1 million. This balance consists of accrued and deferred fees during 2011, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees, a loan of $1.5 million and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management. At December 31, 2011, we had a payable to our Advisor and its affiliates of $5.8 million.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Six months ended June 30,
	2012	2011
Supplemental disclosure:
Interest paid, net of amounts capitalized	$6,592	$6,840

Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$17	$19
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$299	$44
Contribution of notes receivable and accrued interest by noncontrolling interest holder	$-	$8,607
Amortization of deferred financing fees in properties under development	$33	$-
Common stock issued in distribution reinvestment plan	$-	$925
Capitalized deferred financing costs in accrued liabilities	$-	$521

12.	Discontinued Operations and Real Estate Held for Sale

On April 26, 2011, we sold 12600 Whitewater to an unaffiliated third party for $9.6 million. On June 30, 2011, we sold 2603 Augusta to an unaffiliated third party for $24 million. On October 4, 2011, we sold Crossroads to an unaffiliated third party for $27.9 million. On December 21, 2011, we sold Regency Center to an unaffiliated third party for $16.8 million. On May 18, 2012, we sold the Santa Clara 700/750 Joint Venture property to an unaffiliated third party for $47.8 million. On May 29, 2012, we sold Tanglewood at Voss to an unaffiliated third party for $52.5 million. We have the 5000 S. Bowen Road property under contract for sale and therefore, classified as held for sale on our condensed consolidated balance sheet at June 30, 2012.

We have classified the results of operations for the properties discussed above into discontinued operations in the consolidated statements of operations for the six months ended June 30, 2012 and 2011. The results of these properties are classified as discontinued operations in the accompanying condensed consolidated statements of operations and other comprehensive loss for the six months ended June 30, 2012 and 2011 and summarized in the following table ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues
Rental revenue	$2,118	$5,874	$5,175	$11,113

Expenses
Property operating expenses	425	1,331	803	2,501
Bad debt expense	10	(12)	28	-
Interest expense	1,046	1,392	2,172	2,769
Real estate taxes	337	734	830	1,606
Impairment charge	-	-	-	3,629
Property management fees	70	174	148	355
Asset management fees	28	203	56	415
General and administrative	-	-	-	2
Depreciation and amortization	530	2,130	1,634	4,894
Total expenses	2,446	5,952	5,671	16,171

Interest Income	(1)	(1)	(3)	(2)
Gain on sale of real estate property	4,126	1,216	4,126	1,216
Loss from discontinued operations	$3,797	$662	$3,627	$(3,844)

During the six months ended June 30, 2012, we sold ten of the Chase – The Private Residences condominiums for an aggregate of $6.8 million. These sales are not classified as discontinued operations.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.	Frisco Debtors - Unaudited Financial Information

The unaudited condensed financial statements of the Frisco Debtors, presented below, have been prepared in accordance with ASC 852-10, “Reorganization” and on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. ASC 852-10 provides that if a debtor or group of debtors, has significant combined assets and liabilities of entities that have not sought Chapter 11 bankruptcy protection, the debtors and non-debtors should continue to be combined. However, separate disclosure of financial statement information solely related to the debtor entities, should be presented.

The unaudited combined condensed statement of operations and cash flow are presented for the full month of June as a matter of convention as our financial statement processes utilize month-end cut-off as opposed to mid-month cut-off. The unaudited combined condensed financial statements of the Frisco Debtors are presented as follows ($ in thousands):

Unaudited Combined Condensed Balance Sheet

June 30,
2012
Real estate assets, net	$70,538
Restricted cash	1,491
Cash and cash equivalents	1
Other assets	2,448
Total assets	$74,478

Notes payable	$48,234
Other liabilities	2,218
Total liabilities not subject to compromise	50,452

Liabilities subject to compromise (1)	$380

Total liabilities	$50,832

Equity	23,646
Total liabilities and equity	$74,478

(1)	The following table summarizes the components of the liabilities included in the line liabilities subject to compromise in our condensed consolidated balance sheet:

Accounts payable	$127
Accrued expenses	253
Total liabilities subject to compromise	$380

Unaudited Combined Condensed Statement of Operations

One Month Ended June 30,
2012
Revenue	$520

Operating expenses:
Operating expenses	447
Interest expense (1)	235
Property taxes	92
Reorganization items, net (2)	60
Total operating expenses	834

Operating income	(314)

Non-operating expenses:
Depreciation and amortization	212
Interest and other, net	54
Total non-operating expenses	266

Net loss	$(580)

(1)	Interest expense related to the Frisco Debtors loans totaling $235 for the one month ending June 30, 2012 was recorded and was calculated at the default rate up to the Petition Date and since the Petition Date at the non-default rate. However, any amount to ultimately be paid will be dependent on the Bankruptcy Court’s rulings and accordingly could change significantly. Had the amount of interest been accrued at the default rate after the Petition Date total interest expense would have increased by $48 for the one month ending June 30, 2012.

(2)	Reorganization expenses primarily consist of professional fees.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unaudited Combined Condensed Statement of Cash flow

One Month Ended June 30,
2012
Net cash provided by:
Operating activities	$294
Investing activities	(991)
Net decrease in cash and cash equivalents	$(697)
Cash and cash equivalents, beginning of period	698
Cash and cash equivalents, end of period	$1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 29, 2012, the Risk Factors in Part II herein, and the factors described below:

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

As of June 30, 2012, we wholly owned seven properties including one classified as held for sale on our condensed consolidated balance sheet and consolidated four properties through investments in joint ventures. We are the mezzanine lender for one multifamily property. In addition, we have noncontrolling, unconsolidated ownership interests in an investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Arizona, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

On June 13, 2012, the special purpose entity Behringer Harvard Frisco Square, LP., along with our indirect subsidiaries BHFS I, LLC, BHFS II, LLC, BHFS III, LLC BHFS IV, LLC and BHFS Theater, LLC (collectively, the “Frisco Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Eastern District of Texas.

Liquidity and Capital Resources

Strategic Asset Sales

Our management is continually reviewing its overall business plan and revising the strategies necessary to maximize liquidity and value for the Company and its stockholders. To that end, management has identified three distinct sub-portfolios of our investments: a near-term disposition portfolio, a mid-term disposition portfolio and a long-term disposition portfolio. Properties are assigned to and may shift among sub-portfolios based on changes in market conditions, property performance, debt maturities, required capital expenditures or other factors. The near-term disposition portfolio is currently comprised of a data center campus for which we have executed a purchase and sale agreement with an unaffiliated third party and an office building we are marketing for sale. We also are marketing our joint venture leasehold interest for sale. We believe that the majority of the net proceeds from sales occurring in 2012 will be used to provide liquidity to refinance or repay maturing debt, cover operating expenses, and make enhancements to portfolio properties in cases where additional investment is warranted. The mid-term disposition portfolio is currently comprised of six properties that are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process. As several of the properties stabilize, they may require additional time and capital resources to lease up vacancy, retain key tenants, create value through reinvestment, or sell condominium units or land parcels before their ultimate disposition. The remaining properties in the mid-term portfolio have stabilized and may be refinanced, providing us with more flexibility as to the timing of their dispositions. The long-term liquidation portfolio is currently comprised of four development projects and one note receivable, and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types. It is possible that we will invest enough additional capital in two of these sites to make them attractive to market to other developers rather than completing the original development plan. However, there can be no assurance that future dispositions will occur as planned, or, if they occur, that they will help us to meet our liquidity demands. Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.

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

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase. As is usual for opportunity style real estate investment programs, we are structured as a finite life entity, and have entered the final phase of operations. This phase includes the selling of our assets, liquidating our liabilities, and distributing net proceeds to shareholders. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues. If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.

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

To bridge our liquidity needs until these asset sales occur, in January 2011, we obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as we have sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable us to make payments thereon. Also in January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as we have sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable us to make payments thereon. The total deferred fees and expenses at June 30, 2012 and December 31, 2011 was $2.5 million and $2.9 million, respectively.

On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our liquidity needs. The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement or (iii) the termination without cause of the property management agreement. The balance on the loan at June 30, 2012 and December 31, 2011 was $1.5 million.

We continually evaluate our liquidity and ability to fund future operations and debt obligations. As part of those analyses, we consider lease expirations and other factors. As indicated below, leases representing 15% of our annualized base rent will expire by the end of 2013. In the normal course of business, we are pursuing renewals, extensions and new leases. If we are unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period. Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. As of June 30, 2012, 65% and 14% of our 2012 base rent was derived from tenants in Texas and Missouri, respectively.

Chapter 11 Bankruptcy Filings - Frisco Debtors

On June 13, 2012 (the “Petition Date”), Behringer Harvard Frisco Square, LP, the special purpose entity that wholly owns BHFS I, LLC (Land), BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC, and BHFS Theater, LLC, (collectively, the “Frisco Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Cases”), in the United States Bankruptcy Court for the Eastern District of Texas (the “Bankruptcy Court”). The Chapter 11 Cases pertain only to the Frisco Debtors, neither the Company nor any of its other wholly owned subsidiaries, or joint ventures, either consolidated or unconsolidated, have sought such protection.

The Frisco Debtors are currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the order of the Bankruptcy Court. The Frisco Debtors intend to work with their constituencies to emerge from bankruptcy by proposing a plan of reorganization. Pursuant to Chapter 11, a debtor is afforded certain protection against its creditors and creditors are prohibited from taking certain actions (such as pursuing collection efforts or proceedings to foreclose on secured obligations) related to debts that were owed prior to the commencement of the Chapter 11 filing. The Frisco Debtors have retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings. From time to time, the Frisco Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

The timing of filing a plan of reorganization will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

The Frisco Debtors have incurred and will continue to incur costs associated with the reorganization.

Interest expense related to the Frisco Debtors loans totaling $811,000 and $1,636,000 for the three and six month period ended June 30, 2012, respectively, was recorded within these unaudited condensed consolidated statements of operations and was calculated at the default rate up to the Petition Date and since the Petition Date at the non-default rate. However, any amount to ultimately be paid will be dependent on the Bankruptcy Court’s rulings and accordingly could change significantly. Had the amount of interest been accrued at the default rate after the Petition Date total interest expense would have increased by $48,000 for the three and six month periods ended June 30, 2012.

As a result of the Chapter 11 filing, the Frisco Debtors are required to periodically file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities and monthly operating reports in forms prescribed by Chapter 11 or the U.S. Trustee, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to the requirements of the Bankruptcy Code. While we believe that these documents and reports provide then-current information required, they are prepared in a format different from that used in this quarterly report and other reports we file with the SEC, and there has not been and there will not be any association of our independent registered public accounting firm with such information. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

Debt Financings

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2012. The table does not represent any extension options ($ in thousands).

	Payments Due by Period(1)
	July 1, 2012 - December 31, 2012	2013	2014	2015	2016	After 2016	Total

Principal payments - fixed rate debt	$495	$868	$8,614	$801	$27,604	$26,195	$64,577
Interest payments - fixed rate debt	2,949	4,462	4,190	3,801	2,563	565	18,530
Principal payments - variable rate debt	72,669	-	52,027	-	-	-	124,696
Interest payments - variable rate debt (based on rates in effect as of June 30, 2012)	1,655	3,956	3,956			-	9,567

Total	$77,768	$9,286	$68,787	$4,602	$30,167	$26,760	$217,370

(1)	Does not include approximately $0.6 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower. Does not include the loan secured by our 5000 S. Bowen Road property which is classified as obligations associated with real estate held for sale on our condensed consolidated balance sheet. The BHFS Loans matured on January 28, 2012 and we did not pay the outstanding principal balance of the loans. As a result of the maturity default on the BHFS Loans, the lenders accelerated the maturity date of the BHFS Theatre loan on February 14, 2012 (original maturity date of July 28, 2012). On June 13, 2012, the Frisco Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Court, which places an automatic stay for lender enforcement actions.

The table below provides information regarding our notes payable with scheduled maturities in the twelve months following June 30, 2012, along with extension options, if available. Available extension options that are associated with the notes payable listed below are subject to certain conditions as required under the respective loan agreements ($ in thousands).

Description	Balance at June 30, 2012	Maturity Date	Extension Options	Recourse to the Company
BHFS I, LLC (Land)	$13,346	1/28/2012 (1)	none	100%
BHFS II, LLC	7,532	1/28/2012 (1)	none	100%
BHFS III, LLC	8,260	1/28/2012 (1)	none	100%
BHFS IV, LLC	14,458	1/28/2012 (1)	none	100%
BHFS Theatre, LLC	4,639	2/14/2012 (2)	none	100%
Becket House	24,515	12/31/12	none	n/a
Total due in next twelve months	$72,750

(1)	The BHFS Loans matured on January 28, 2012 and we did not pay the outstanding principal balance of the loan. On June 13, 2012, the BHFS I, LLC, BHFS II, LLC, BHFS III, LLC and BHFS IV, LLC filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Court which places an automatic stay for lender enforcement actions.

(2)	As a result of the maturity default on the BHFS loans, the lenders accelerated the maturity date of the BHFS Theatre loan on February 14, 2012 (original maturity date of July 28, 2012). On June 13, 2012 the BHFS Theater, LLC filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Court which places an automatic stay for lender enforcement actions.

As of June 30, 2012, we are not in compliance with covenants related to Becket House. The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan. We currently do not have a hedge in place. This is not an event of default unless the lender provides notification and requires us to purchase the hedge.

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

Each of our loans is secured by one or more of our properties. At June 30, 2012, our notes payable interest rates ranged from 1.7% to 15%, with a weighted average interest rate of 6%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Bent Tree Green, Northborough Tower, Frisco Square, Las Colinas Commons and Northpoint Central investments require monthly payments of both principal and interest. At June 30, 2012, our notes payable had maturity dates that ranged from January 2012 to May 2017.

Credit Facility

In February 2008, we entered into a senior secured credit facility providing for up to $75 million of secured borrowings. The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit. We unconditionally guaranteed payment of the senior secured credit facility. The availability of credit under the senior secured credit facility was limited by the terms of the credit agreement. As of December 31, 2011, the maximum availability under the senior secured credit facility was fully utilized. Effective February 13, 2012, we reached an agreement with the lenders to extend the maturity date of the loan from February 13, 2012 to April 13, 2012. The loan bore interest at LIBOR plus 4%. The credit facility balance was fully repaid on May 9, 2012 from proceeds from new financings as well as cash from asset sales.

New Financing and Modification

On May 9, 2012, we obtained new financing of $28 million secured by our Las Colinas Commons and Northpoint Central properties and used the net proceeds from the new financing, along with $8 million of our cash, to repay the senior secured credit facility in full. The five-year loan bears interest at 5.148% and requires monthly principal and interest payments based upon a 30-year amortization schedule. The loan may not be prepaid until May 8, 2013, after which it is pre-payable with yield maintenance. After February 6, 2017, the loan is pre-payable at par. The loan is nonrecourse except for customary carve-outs.

Effective May 15, 2012, we modified and extended the loan secured by our Bent Tree Green property. The maturity date was extended to May 19, 2014, and we made a principal payment of $1 million.

On May 18, 2012, we obtained new financing of $15 million secured by our 5000 S. Bowen Road property. The two year loan bears interest at LIBOR + 5.5% (with a 7% minimum rate) and requires interest-only payments for the first twelve months, then monthly fixed principal payments of $60,000 plus accrued interest thereafter. The loan maybe prepaid at any time subject to payment of an exit fee of $150,000, and satisfaction of interest equal to $1 million less total cumulative interest paid. As of June 30, 2012, we had paid cumulative interest of $0.1 million. The loan is nonrecourse except for customary carve-outs. As of June 30, 2012, the loan secured by our 5000 S. Bowen Road property is classified as obligations associated with real estate held for sale on our condensed consolidated balance sheet. We expect to sell the Bowen Road property in late August and use the proceeds from the sale to fully repay the loan. Proceeds from this financing will provide us with liquidity to fund future operations and debt obligations.

Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $46.5 million on our consolidated balance sheet as of June 30, 2012), new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.

As of June 30, 2012, restricted cash on the consolidated balance sheet of $6.9 million included $1.5 million for the cash held by Frisco Debtors which was classified as restricted cash as a result of the bankruptcy filing. The remaining balance of $5.4 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Market Outlook

Conflicting macro economic forces, both domestically and globally, continue to result in an uneven recovery for the U.S. economy. Job growth was below 100,000 new jobs for each month in the second quarter of 2012. While positive, this is below the approximate 125,000 new job seekers that enter the labor market every month and is further impacting spending, particularly among middle income households. Globally, Spain and Greece were front and center in the European debt crisis. On an almost daily basis, the European credit “haves” and “have-nots” debated austerity versus relief, where one set of countries enjoyed unusually low borrowing rates while others struggled to attract new lenders. This, along with increased concerns over a slowdown in China, is exacerbating international financial uncertainty over world-wide demand. In the U.S., this resulted in dampening exports, a slow down in manufacturing and a pullback in new investments. On the positive side, the economy has now been modestly growing for 12 consecutive quarters since the recession officially ended in 2009, with positive economic news during the second quarter primarily related to increased construction spending and improvements in the housing market. Real gross domestic product rose 1.5 % in the second quarter after rising 2 % in the first quarter of 2012. Energy prices during the quarter were also favorable, freeing up consumer spending and reducing operating costs for businesses. However, on a net basis, all of this has led the Federal Reserve, and on a global perspective the International Monetary Fund, to reduce their growth forecasts for the rest of 2012 with many analysts projecting another round of quantitative easing.

If the economy continues to improve, we expect room rates for hotels to increase since increased demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP). Among the top 25 hotel markets, Houston and the St. Louis market, where our Chase Park Plaza hotel is located, have reported the largest occupancy increases. By contrast, we expect our office properties, to have minimal growth during 2012 as employment growth has posted gains, but at a slow rate. Nationally, vacancy rates have remained steady at nearly 13% in the second quarter of 2012 and asking rent growth increased by 0.8% in the second quarter of 2012.

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

Results of Operations

As of June 30, 2012, we were invested in 13 assets including seven wholly owned properties, including one asset classified as held for sale on our condensed consolidated balance sheet and four properties consolidated through investments in joint ventures. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interests in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Arizona, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

As of June 30, 2011, we had invested in 20 assets including nine wholly owned properties; five properties consolidated through investments in joint ventures, including two hotel and development properties and one mixed-use property; and a consolidated interest in a note receivable joint venture. In addition, we were the mezzanine lender for one multifamily property. We also had noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that was accounted for using the equity method. Our investment properties were located in Arizona, California, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Three months ended June 30, 2012 as compared to three months ended June 30, 2011 ($ in thousands)

Revenues. Our total revenues increased by $3.1 million to $12.1 million for the three months ended June 30, 2012. The change in revenues was primarily due to:

•	an increase in rental revenue of $7.8 million for the three months ended June 30, 2012 compared to $6.6 million for the three months ended June 30, 2011; and

•	an increase in condominium sales of $3.5 million for the three months ended June 30, 2012 compared to $2.2 million for the three months ended June 30, 2011. We sold ten condominium units at Chase – The Private Residences in the three months ended June 30, 2012 as compared to four units sold during the three months ended June 30, 2011.

Cost of Condominium Sales. Cost of condominium sales, relating to the sale of condominium units at Chase – The Private Residences, for the three months ended June 30, 2012 was $3.5 million as compared to $2.3 million for the three months ended June 30, 2011. We sold five condominium units at Chase – The Private Residences during the three months ended June 30, 2012. We sold four condominium unit during the three months ended June 30, 2011.

Condominium inventory impairment. There were zero impairment charges related to our condominium inventory for the three months ended June 30, 2012. We recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase — The Private Residences and a $4 million non-cash charge to our condominium development at Cordillera during the three months ended June 30, 2011, due largely to the nationwide downturn in the housing and related condominium market that began during 2007 and has continued through 2012. This downturn has resulted in lower than expected sales volume and reduced selling prices.

Provision for loan losses. During the three months ended June 30, 2012, we recorded a $12 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value. (See Note 6 – Real Estate Investments for further discussion). During the three months ended June 30, 2011, we recorded a $5.3 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value.

Equity in losses of unconsolidated joint ventures. Our equity in losses of unconsolidated joint ventures decreased by $32 million for the three months ended June 30, 2012. This decrease was primarily due to an impairment of the Royal Island assets recorded by the joint venture during 2011 and no impairment recorded during 2012.

Reorganization expenses. During the three months ended June 30, 2012, we recorded reorganization expense of $0.1 million.

Six months ended June 30, 2012 as compared to six months ended June 30, 2011 ($ in thousands)

Revenues. Our total revenues increased by $6.1 million to $24.1 million for the six months ended June 30, 2012. The change in revenues was primarily due to:

•	an increase in rental revenue of $15.3 million for the six months ended June 30, 2012 compared to $13.3 million for the six months ended June 30, 2011; and

•	an increase in condominium sales of $6.8 million for the six months ended June 30, 2012 compared to $3 million for the six months ended June 30, 2011. We sold ten condominium units at Chase – The Private Residences in the six months ended June 30, 2012 as compared to five units sold during the six months ended June 30, 2011.

Cost of Condominium Sales. Cost of condominium sales, relating to the sale of condominium units at Chase – The Private Residences, for the six months ended June 30, 2012 was $6.9 million as compared to $3 million for the six months ended June 30, 2011. We sold ten condominium units at Chase – The Private Residences during the six months ended June 30, 2012. We sold five condominium units during the six months ended June 30, 2011.

Condominium inventory impairment. We recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase — The Private Residences during the six months ended June 30, 2012. We recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase — The Private Residences and a $4 million non-cash charge to our condominium development at Cordillera during the six months ended June 30, 2011, due largely to the nationwide downturn in the housing and related condominium market that began during 2007 and has continued through 2012. This downturn has resulted in lower than expected sales volume and reduced selling prices.

Provision for loan losses. During the six months ended June 30, 2012, we recorded a $12 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value (See Note 6 – Real Estate Investments for further discussion). During the six months ended June 30, 2011, we recorded a $5.3 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value.

Equity in losses of unconsolidated joint ventures. Our equity in losses of unconsolidated joint ventures decreased by $32 million for the six months ended June 30, 2012. This decrease was primarily due to an impairment of the Royal Island assets recorded by the joint venture during 2011 and no impairment recorded during 2012.

Reorganization expenses. During the six months ended June 30, 2012, we recorded reorganization expense of $0.1 million.

Cash Flow Analysis

Cash provided by operating activities for the six months ended June 30, 2012 was $1.5 million, and was comprised of the net loss of $24.5 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $9.2 million, an impairment charge of $0.4 million, equity in losses of our unconsolidated joint venture of $3.7 million, change in condominium inventory of $6.8 million, provision for loan losses of $12 million and offset by the adjustment for gain on sale of real estate of $4.1 million and cash used by working capital and other operating activities of approximately $2 million. Cash provided by operating activities for the six months ended June 30, 2011 was $14.8 million, and was comprised of the net loss of $62.9 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $12.4 million, an impairment charge of $9.6 million, provision for loan losses of $5.3 million, equity in losses of our unconsolidated joint venture of $35.5 million and change in condominium inventory of $17.6 million primarily from the sale of the historic tax credits, offset by the adjustment for gain on sale of real estate of $2.6 million and cash used in working capital and other operating activities of approximately $0.1 million.

Cash provided by investing activities for the six months ended June 30, 2012 was $93.8 million and was comprised proceeds from the sale of real estate and unconsolidated joint venture of $98.4 million and change in restricted cash of $1.6 million. This was offset by capital expenditures for real estate under development of $3.3 million, investment in notes receivable of $2 million and additions of property and equipment of $0.9 million. Cash provided by investing activities for the six months ended June 30, 2011 was $27.6 million and was comprised of proceeds from the sale of real estate of $38.2 million and proceeds from notes receivable repayments of $0.4 million. This was offset by cash for expenditures for real estate under development of $2 million, additions of property and equipment of $5.2 million, investment in notes receivable of $3million, and changes in restricted cash of $0.8 million.

Cash used in financing activities for the six months ended June 30, 2012 was $62.3 million and was primarily comprised of payments on notes payable and credit facility of $109.9 million offset by borrowings, net of financing costs, of $47.5 million and contributions from noncontrolling interest holders of $0.1 million. Cash used in financing activities for the six months ended June 30, 2011 was $37.4 million and was comprised of payments on notes payable and credit facility of $47.7 million offset by borrowings, net of financing costs, of $9.2 million. Borrowings on a note payable to a related party were $1.5 million. Cash distributions were $0.5 million and net contributions from noncontrolling interest holders was $0.1 million.

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

Our calculation of FFO for the three and six months ended June 30, 2012 and 2011 is presented below ($ in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss attributable to common shareholders	$(13,925)	$(47,621)	$(21,804)	$(58,761)
Adjustments for (1):
Impairment charge(2)	698	34,268	1,114	37,897
Real estate depreciation and amortization(3)	4,530	6,602	9,629	13,802
Gain on sale of real estate	(4,126)	(1,181)	(4,126)	(2,469)

Funds from operations (FFO)	$(12,823)	$(7,932)	$(15,187)	$(9,531)

GAAP weighted average shares:
Basic and diluted	56,500	56,500	56,500	56,479

FFO per share	$(0.23)	$(0.14)	$(0.27)	$(0.17)

Net loss per share	$(0.25)	$(0.83)	$(0.39)	$(1.04)

(1)	Reflects the adjustments for continuing operations, as well as discontinued operations.

(2)	Includes impairment of our investments in unconsolidated entities which resulted from a measurable decrease in the fair value of the depreciable real estate held by the joint venture or partnership.

(3)	Real estate depreciation and amortization includes our consolidated real depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share of the real estate depreciation and amortization.

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

Debtor- in-Possession - Frisco Debtors

Consolidation of Real Estate in Bankruptcy - On June 13, 2012, the Frisco Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. We continued to consolidate the balance sheets and operations of the Frisco Debtors. In accordance with ASC 852-10, “Reorganizations” we provide the unaudited condensed financial statements of the Frisco Debtors in Note 13 Frisco Debtors - Unaudited Financial Information

Liabilities Subject to Compromise - Liabilities Subject to Compromise consists of unsecured prepetition liabilities related to the Frisco Debtors. The classification of liabilities “subject to compromise” is based upon currently available information and analysis. As the bankruptcy process proceeds and additional information and analysis is completed, or as the Bankruptcy Court rules on relevant matters, the classification may change. The amount of any such changes could be significant.

Reorganization Expense - Reorganization item, are expense or income items that were incurred or realized by the Frisco Debtors as a result of the Chapter 11 Cases are presented separately in the condensed consolidated statements of operations and comprehensive loss and in the unaudited condensed combined statements of the Frisco Debtors in Note 13 - Frisco Debtors - Unaudited Financial Information.

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

The nationwide downturn in the housing and related condominium market that began during 2007 and has continued has resulted in reduced selling prices. As a result of our evaluations in the first quarter of 2012, we recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase-The Private Residences during the six months ended June 30, 2012. This non-cash charge is classified as condominium inventory impairment charge in the accompanying condensed consolidated statement of operations. We recognized a noncash charge of $1.9 million to reduce the carrying value of condominiums at Chase - The Private Residences and a $4 million non- cash charge to reduce the carrying value of our condominium development at Cordillera during the six months ended June 30, 2011. In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes, primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $189.9 million in notes payable at June 30, 2012, $124.8 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $0.8 million.

At June 30, 2012, interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets. A 100 basis point decrease in interest rates would result in less than $0.1 million net decrease in the fair value of our interest rate caps and swaps. A 100 basis point increase in interest rates would result in a $0.2 million net increase in the fair value of our interest rate caps and swaps.

Foreign Currency Exchange Risk

We currently have a leasehold interest in London, England that holds $0.6 million in Euro-denominated accounts at European financial institutions. We also own an approximately 47% interest in a joint venture consisting of 22 properties in the Czech Republic, Poland, Hungary, and Slovakia that holds $3.3 million in Euro-denominated accounts at European financial institutions. As such, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

On January 28, 2012, the BHFS loans matured and we did not pay the outstanding principal balance of the loans, which constituted an event of default. As a result of the maturity default of the BHFS loans, the lenders accelerated the Theater loan. Attempts to restructure and extend the BHFS loans and the Theater loan have been unsuccessful. Therefore, on June 13, 2012, the Frisco Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Eastern District of Texas.

In connection with the Chapter 11 proceedings, on August 8, 2012, the City of Frisco, Texas commenced an adversary proceeding by filing a complaint for declaratory relief against the Frisco Debtors and their lenders, (Bank of America, N.A. and Regions Bank), in the Bankruptcy Court. In its complaint, the City of Frisco requests a judgment determining the extent, validity and priority of the City’s liens in the Frisco Debtors’ real property. The Frisco Debtors and their counsel are defending the adversary proceeding vigorously.

Item 1A.	Risk Factors.

The Frisco Debtors may not be successful in their efforts to emerge from bankruptcy and the costs associated with the bankruptcy petition may adversely affect our results of operations and our ability to generate a return on your investment.

On June 13, 2012, the Frisco Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Texas. We intend to work to propose a plan of reorganization; however, there can be no assurances that the Bankruptcy Court will approve such any plan of reorganization, once proposed. This could protract the Chapter 11 Cases and negatively impact the Frisco Debtors’ ability to operate the Frisco Square property. In addition, we have incurred and will continue to incur costs associated with the reorganization which will adversely affect our results of operations and our ability to provide a return on your investment.

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

On January 10, 2011, as is customary for REITs entering the disposition phase, the board suspended the redemption program with respect to all redemption requests until further notice. Therefore, we did not redeem any shares of our common stock during the six months ended June 30, 2012.

We have not presented information regarding submitted and unfulfilled redemptions during the six months ended June 30, 2012 as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.

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

Behringer Harvard Opportunity REIT I, Inc.

Dated: August 14, 2012	By:	/s/ Andrew J. Bruce
Andrew J. Bruce
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2	Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on June 9, 2011)

3.3	Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certification

32.2*(1)	Section 1350 Certification

99.1	Second Amended and Restated Policy for Estimation of Common Stock (previously filed and incorporated by reference to Form 10-Q, filed on May 14, 2012)

101(2)	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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

