Form 10-Q
period 2012-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2012-11-13
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Real estate
Land and improvements, net	$72,535	$77,687
Buildings and improvements, net	170,434	261,336
Real estate under development	16,599	16,503
Total real estate	259,568	355,526

Condominium inventory	21,009	29,752
Assets associated with real estate held for sale	11,031	—
Cash and cash equivalents	51,360	13,503
Restricted cash	8,112	8,033
Accounts receivable, net	10,737	8,462
Prepaid expenses and other assets	950	3,344
Leasehold interests, net	19,729	19,208
Investments in unconsolidated joint ventures	21,220	34,887
Furniture, fixtures and equipment, net	4,319	5,536
Deferred financing fees, net	2,190	3,078
Notes receivable, net	228	31,508
Lease intangibles, net	6,087	11,348
Other intangibles, net	6,486	6,994
Total assets	$423,026	$531,179

Liabilities and Equity
Notes payable	$185,252	$265,857
Note payable to related parties	1,500	1,500
Accounts payable	1,222	999
Payables to related parties	1,129	4,339
Acquired below-market leases, net	1,951	7,134
Accrued and other liabilities	23,103	21,407
Obligations associated with real estate held for sale	5,371	—
Total liabilities not subject to compromise	219,528	301,236

Liabilities subject to compromise	687	—

Total liablities	220,215	301,236

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at September 30, 2012 and December 31, 2011	6	6
Additional paid-in capital	502,743	502,743
Accumulated distributions and net loss	(299,258)	(275,509)
Accumulated other comprehensive loss	(5,270)	(4,890)
Total Behringer Harvard Opportunity REIT I, Inc. equity	198,221	222,350
Noncontrolling interest	4,590	7,593
Total equity	202,811	229,943
Total liabilities and equity	$423,026	$531,179

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenues
Rental revenue	$7,423	$6,203	$21,804	$18,306
Hotel revenue	1,737	1,810	3,672	3,550
Condominium sales	1,655	5,288	8,491	8,253

Total revenues	10,815	13,301	33,967	30,109

Expenses
Property operating expenses	4,785	3,806	11,901	9,952
Bad debt expense	110	138	296	488
Cost of condominium sales	1,654	5,399	8,509	8,432
Condominium inventory impairment	—	—	438	5,925
Interest expense	3,386	3,269	10,115	9,651
Real estate taxes	996	975	2,940	3,074
Impairment charge	—	11,256	—	11,257
Provision for loan losses	—	—	12,022	5,342
Property management fees	286	296	827	790
Asset management fees	726	1,215	2,479	3,618
General and administrative	1,352	1,122	4,997	3,812
Depreciation and amortization	3,484	3,311	9,992	9,950

Total expenses	16,779	30,787	64,516	72,291

Interest income	17	14	35	47
Other income, net	(45)	26	654	32

Loss from continuing operations before reorganization items, income taxes and equity in losses of unconsolidated joint ventures	(5,992)	(17,446)	(29,860)	(42,103)

Reorganization items, net	(507)	—	(567)	—
Provision for income taxes	(35)	(41)	(132)	(158)
Equity in losses of unconsolidated joint ventures	(623)	(2,346)	(4,370)	(37,869)
Income (loss) from continuing operations	(7,157)	(19,833)	(34,929)	(80,130)

Income (loss) from discontinued operations	4,940	(2,324)	8,201	(6,281)

Gain on sale of real estate	—	—	—	1,334

Net loss	(2,217)	(22,157)	(26,728)	(85,077)

Add: Net loss attributable to the noncontrolling interest
Noncontrolling interest in continuing operations	272	917	2,979	5,076

Net loss attributable to common shareholders	$(1,945)	$(21,240)	$(23,749)	$(80,001)

Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500	56,486

Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.12)	$(0.33)	$(0.57)	$(1.31)
Discontinued operations	0.09	(0.04)	0.15	(0.11)
Basic and diluted loss per share	$(0.03)	$(0.37)	$(0.42)	$(1.42)

Amounts attributable to common shareholders:
Continuing operations	$(6,885)	$(18,916)	$(31,950)	$(73,720)
Discontinued operations	4,940	(2,324)	8,201	(6,281)
	$(1,945)	$(21,240)	$(23,749)	$(80,001)

Comprehensive income (loss):
Net Gain (loss)	$(2,217)	$(22,157)	$(26,728)	$(85,077)
Other comprehensive loss:
Foreign currency translation loss	222	(1,212)	(454)	221
Unrealized gain (loss) on interest rate derivatives	(7)	(2)	13	(34)
Total other comprehensive income (loss)	215	(1,214)	(441)	187
Comprehensive loss	(2,002)	(23,371)	(27,169)	(84,890)
Comprehensive loss attributable to noncontrolling interest	322	892	3,040	5,109
Comprehensive loss attributable to common shareholders	$(1,680)	$(22,479)	$(24,129)	$(79,781)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity

Balance at January 1, 2011	1,000	$—	56,379,760	$6	$502,102	$(185,491)	$(3,956)	$3,609	$316,270

Distributions declared on common stock						(1,410)			(1,410)

Contributions from noncontrolling interest								9,893	9,893

Distributions to non-controlling interest								(766)	(766)

Transfer of non-controlling interest					377			(377)	—

Shares issued pursuant to Distribution
Reinvestment Plan, net			120,713		926				926

Comprehensive loss:
Net loss						(80,001)		(5,076)	(85,077)

Other comprehensive income:
Foreign currency translation gain (loss)							254	(33)	221
Unrealized gains (losses) on interest rate derivatives							(34)	—	(34)

Total comprehensive loss								(5,109)	(84,890)

Balance at September 30, 2011	1,000	$—	56,500,473	$6	$503,405	$(266,902)	$(3,736)	$7,250	$240,023

Balance at January 1, 2012	1,000	$—	56,500,472	$6	$502,743	$(275,509)	$(4,890)	$7,593	$229,943

Contributions from noncontrolling interest								37	37

Comprehensive loss:
Net loss						(23,749)		(2,979)	(26,728)

Other comprehensive income:
Foreign currency translation gain (loss)							(393)	(61)	(454)
Unrealized gains (losses) on interest rate derivatives							13	—	13

Total comprehensive loss								(3,040)	(27,169)

Balance at September 30, 2012	1,000	$—	56,500,472	$6	$502,743	$(299,258)	$(5,270)	$4,590	$202,811

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(26,728)	$(85,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,028	15,641
Amortization of deferred financing fees	1,233	2,291
Loss on early extinguishment of debt	1,379	—
Gain on casualty loss	(38)	—
Gain on sale of real estate	(12,039)	(2,559)
Impairment charge	1,701	22,349
Provision for loan losses	12,022	5,342
Bad debt expense	328	515
Equity in losses of unconsolidated joint ventures	4,370	37,869
Unrealized loss on derivatives	—	(35)
Change in operating assets and liabilities:
Accounts receivable	(3,130)	(1,763)
Condominium inventory	8,114	23,064
Prepaid expenses and other assets	1,159	659
Accounts payable	870	(246)
Accrued and other liabilities	2,756	1,199
Payables to related parties	(3,211)	2,402
Lease intangibles	(1,862)	(1,674)
Cash provided by (used in) operating activities	(1,048)	19,977

Cash flows from investing activities:
Proceeds from sale of real estate	111,199	38,165
Proceeds from sale of unconsolidated joint venture	12,384	(30)
Capital expenditures for real estate under development	(3,576)	(1,964)
Additions of property and equipment	(1,130)	(5,632)
Change in restricted cash	415	(1,673)
Cash assumed from conversion of loan to equity	11	—
Investment in notes receivable	(2,024)	(3,663)
Proceeds from payments on note receivables	—	425
Cash provided by investing activities	117,279	25,628

Cash flows from financing activities:
Financing costs	(1,228)	(1,339)
Premium paid on extinguishments of debt	(982)	—
Proceeds from notes payable	50,267	11,365
Payments on notes payable	(89,021)	(33,768)
Net borrowings (repayments) on senior secured revolving credit facility	(37,463)	(21,820)
Borrowings on note payable related party	—	1,500
Distributions	—	(485)
Contributions from noncontrolling interest holders	38	887
Distributions to noncontrolling interest holders	—	(766)
Cash used in financing activities	(78,389)	(44,426)

Effect of exchange rate changes on cash and cash equivalents	15	56

Net change in cash and cash equivalents	37,857	1,235
Cash and cash equivalents at beginning of the period	13,503	9,833

Cash and cash equivalents at end of the period	$51,360	$11,068

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

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties.  We completed our first property acquisition in March 2006, and, as of September 30, 2012, we wholly owned six properties including one classified as held for sale on our condensed consolidated balance sheet and consolidated five properties through investments in joint ventures.  In addition, we are the mezzanine lender for one multifamily property.  We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or subsidiaries thereof.  Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust.

We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC (“Behringer Harvard Opportunity Advisors I” or the “Advisor”), a Texas limited liability company.  Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions and investments on our behalf.

Presentation of Financial Statements

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase.  As is usual for opportunity style real estate investment programs, we are structured as a finite life entity, and have entered the final phase of operations.  This phase includes the selling of our assets, retiring our liabilities, and distributing net proceed to shareholders.  We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and our ability to satisfy our other liabilities in the normal course of business.

Our ability to continue as a going concern is, therefore, dependent upon our ability to sell real estate investments to pay down debt as it matures if extensions or new financings are unavailable, and our ability to fund ongoing costs of our Company, including our development and operating properties.

Debtors-in-Possession - Frisco Square

On June 13, 2012 (the “Petition Date”), the special purpose entity Behringer Harvard Frisco Square, LP, along with our indirect subsidiaries BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC (collectively, the “Frisco Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Cases”), in the United States Bankruptcy Court for the Eastern District of Texas (the “Bankruptcy Court”).  The Chapter 11 Cases pertain only to the Frisco Debtors, neither the Company nor any of its other wholly owned subsidiaries, or joint ventures, either consolidated or unconsolidated, have sought such protection.

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

In addition to the notes payable related to the BHFS loans and the Theater loan (see Note 7 Notes Payable — Debtors-in-Possession — Frisco Debtors), the Frisco Debtors are subject to certain executory contracts.  The Frisco Debtors,

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

subject to approval of the Bankruptcy Court, may assume or reject these contracts.  Although the Frisco Debtors may consider the rejection of certain of such contracts (other than our operating property tenant leases), none have been rejected as of September 30, 2012.

Since the Petition Date, the Bankruptcy Court has granted various motions that allow the Frisco Debtors to continue to operate their business in the normal course without interruption, and covering, among other things, critical service providers and new tenant leases. The Frisco Debtors have retained, pursuant to the Bankruptcy Court approval, legal and financial professionals to advise the Frisco Debtors on the bankruptcy proceedings.  From time to time the Frisco Debtors may seek approval from the Bankruptcy Court for the retention of additional professionals (see Note 13 Frisco Square Debtors — Unaudited Financial Information for further discussion).  On October 22, 2012, the Frisco Debtors submitted a plan of reorganization to the Bankruptcy Court.  There can be no assurance at this time that the submitted plan of reorganization will be confirmed by the Bankruptcy Court.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet and condensed consolidated statement of equity as of September 30, 2012, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of September 30, 2012 and our condensed consolidated results of operations, equity, and cash flows for the periods ended September 30, 2012 and 2011.  Such adjustments are normal and recurring in nature.

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

Real Estate

We amortize the value of in-place leases acquired to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of September 30, 2012, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately ten years.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of September 30, 2012 is as follows (in thousands):

Lease / Other Intangibles
October 1, 2012 - December 31, 2012	$181
2013	664
2014	334
2015	312
2016	300

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows ($ in thousands):

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
September 30, 2012	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$208,443	$73,556	$13,245	$(3,929)	$21,362	$10,438
Less: depreciation and amortization	(38,009)	(1,021)	(7,158)	1,978	(1,633)	(3,952)

Net	$170,434	$72,535	$6,087	$(1,951)	$19,729	$6,486

				Acquired
	Buildings and	Land and	Lease	Below-Market	Leasehold	Other
December 31, 2011	Improvements	Improvements	Intangibles	Leases	Interest	Intangibles
Cost	$306,724	$78,553	$25,027	$(17,991)	$20,382	$10,439
Less: depreciation and amortization	(45,388)	(866)	(13,679)	10,857	(1,174)	(3,445)

Net	$261,336	$77,687	$11,348	$(7,134)	$19,208	$6,994

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value, and consists of land acquisition costs, land development costs, construction costs, interest, and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At September 30, 2012, condominium inventory consisted of $8.1 million of finished units related to our condominiums at Chase — The Private Residences and $12.9 million of work in progress related to The Lodge and Spa at Cordillera (“Cordillera”).  As of December 31, 2011, condominium inventory consisted of $16.9 million of finished units related to our condominiums at Chase — The Private Residences and $12.9 million of work in progress related to Cordillera.  In February 2011, we received $14.7 million related to the monetization of State of Missouri historic tax credits on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri, which was recorded as a reduction of our condominium inventory.  The proceeds from these historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

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

The nationwide downturn in the housing and related condominium market that began during 2007 has resulted in lower than expected sales volume and reduced selling prices.  As a result of our evaluations in the first quarter of 2012, we recognized a non-cash charge of $0.4 million during the nine months ended September 30, 2012 to reduce the carrying value of condominiums at Chase-The Private Residences.  This non-cash charge is classified as a condominium inventory impairment charge in the accompanying consolidated statement of operations.  We recognized a non-cash charge of $1.9 million during the nine months ended September 30, 2011 to reduce the carrying value of the condominiums at Chase — The Private Residences and non-cash charge of $4 million during the nine months ended September 30, 2011 to reduce the carrying value of the condominium development at Cordillera.  In the event that market conditions continue to decline

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $7.9 million and $6.6 million as of September 30, 2012 and December 31, 2011, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $3.4 million and $2.3 million as of September 30, 2012 and December 31, 2011, respectively.  The allowance for doubtful accounts was $0.5 million and $0.4 million as of September 30, 2012 and December 31, 2011, respectively.

Debtors-in-Possession - Frisco Debtors

Consolidation of Real Estate in Bankruptcy - On June 13, 2012, the Frisco Debtors filed Chapter 11 bankruptcy.  We continued to consolidate the balance sheets and operations of the Frisco Debtors.  In accordance with ASC 852-10, “Reorganizations,” we provide the unaudited condensed financial statements of the Frisco Debtors in Note 13 Frisco Debtors - Unaudited Financial Information.

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

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  We present the assets and obligations of a property held for sale separately on our condensed consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of September 30, 2012, our Bent Tree Green property was classified as held for sale.  We had no properties classified as held for sale at December 31, 2011.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2012 and December 31, 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 ($ in thousands):

September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$6	$—	$6

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$64	$—	$64

Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet.

Nonrecurring Fair Value Measurements

For the nine months ended September 30, 2012, we recognized condominium inventory impairment charges of $0.4 million related to Chase - The Private Residences; a non-cash charge of $12 million related to our notes receivable from Royal Island; and impairment charges of approximately $1.3 million in discontinued operations related to Bent Tree Green.  For the year ended December 31, 2011, we recognized impairment charges of $6.2 million related to Rio Salado and $5.1 million related to Frisco Square.  We also recorded a $1.4 million impairment related to our 50% unconsolidated joint venture in Santa Clara 800.  We recognized a non-cash charge of $1.9 million to reduce the carrying value of

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

condominiums at Chase - The Private Residences and a $4 million non-cash charge related to our condominium development at Cordillera during the year ended December 31, 2011.

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

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012 and the year ended December 31, 2011 ($ in thousands):

September 30, 2012	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)
Assets
Land and improvements, net	$—	$1,276	$—	$1,276	$(178	)(1)
Buildings and improvements, net	—	9,292	—	9,292	(1,086	)(1)
Condominium inventory	—	—	8,135	8,135	(438)
Note receivable, net	—	—	18,037	18,037	(12,022)
	$—	$10,568	$26,172	$36,740	$(13,724)

(1) The $1.3 million in impairment loss related to the sale of Bent Tree Green which is included in discontinued operations, was disposed of on October 16, 2012.  The associated assets and liabilities are classified as held for sale on our condensed consolidated balance sheet as of September 30, 2012.

December 31, 2011	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(2)
Assets
Note receivable, net	$—	$—	$31,280	$31,280	$(7,881)
Land and improvements, net	—	—	37,016	37,016	(993)
Buildings and improvements, net	—	—	34,151	34,151	(4,095)
Real estate under development	—	—	14,900	14,900	(6,169)
Condominium inventory	—	—	29,752	29,752	(5,925)
Investment in unconsolidated joint venture	—	—	12,524	12,524	(1,425)
Total	$—	$—	$159,623	$159,623	$(26,488)

(2)  Excludes $5.2 million in impairment loss in our discontinued operations related to real estate that was disposed of as of the year ended December 31, 2011.

Quantitative Information about Level 3 Fair Value Measurements

($ in thousands, except per square feet and acre)

	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Condominium inventory	$8,135	Market comparable	Amount per condo unit due to limited market comparables	$355 to $607 per square feet

Note receivable, net	$18,037	Market comparable	Amount per acre due to limited market comparables	$43,909 to $79,529 per acre

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2012.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2012 and December 31, 2011, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $190.6 million, including the loan secured by Bent Tree Green (classified as held for sale), and $265.9 million as of September 30, 2012 and December 31, 2011, respectively, have a fair value of approximately $190.2 and $265.4 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

The fair value estimates presented herein are based on information available to our management as of September 30, 2012 and December 31, 2011.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

6.                                      Real Estate Investments

As of September 30, 2012, we wholly owned six properties (including one classified as held for sale) and consolidated five properties through investments in joint ventures.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

The following table presents certain information about our consolidated properties as of September 30, 2012:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Bent Tree Green (1)	Dallas, Texas	138,000	3-story office building	100%	2006
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006
5000 S. Bowen Road (2)	Arlington, Texas	—	land	100%	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2007
Rio Salado Business Center	Phoenix, Arizona	—	development property	100%	2007
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	95%	2006
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property	94%	2007
Frisco Square (3)	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	94%	2007
Becket House (4)	London, England	46,000	long-term leasehold interest	80%	2007
Royal Island (5)	Commonwealth of Bahamas	—	resort hotel, spa, golf course, marina, and residence	87%	2012

(1)         Classified as held for sale on our condensed consolidated balance sheet as of September 30, 2012.  On October 16, 2012, we sold Bent Tree Green to an unaffiliated third party.

(2)         On August 16, 2012, we sold 5000 S. Bowen Road to an unaffiliated third party but retained the approximately 40 acres of excess land.

(3)         Operating as Debtors-in-Possession.

(4)         In September 2012, the ground lessor notified us of a breach of a covenant.  We are in negotiations with the landlord to cure the default.

(5)         We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited.

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

On March 22, 2012, we executed an Agreement Regarding Transfer with the borrowers and guarantors of our Royal Island note receivable.  Under the agreement, we would obtain all of the outstanding shares of Royal Island (Australia) Pty Limited, a parent company of the Royal Island borrowers and a subsidiary of the Royal Island Partnership, for, among other things, the release of the guarantors from their guarantees under the Royal Island notes receivable.  A valuation of the long-lived assets of Royal Island indicated that our note receivable had been further impaired and we recorded a $6 million provision for loan loss to record the note to the fair value of the underlying collateral during the quarter ending September 30, 2012.  On June 6, 2012, we completed the transaction and the remaining shares of Royal

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Island (Australia) Pty Limited were transferred to us, and we now have control of the property.  As part of the transaction whereby we obtained the shares in Royal Island (Australia) Pty Limited, we have taken on the assets and liabilities of the Royal Island subsidiary partnerships, which include $7.7 million of other liabilities for deposits paid by third party purchasers for lots.  We are currently in negotiations with those lot holders to settle the outstanding deposits.  The net assets we received at the close of the transfer transaction were $18 million, and as a result we recorded an additional $6 million of provision for loan losses to further reduce the note receivable to the collateral received at the close of the transaction.  As we now have control of the property, we have consolidated Royal Island and the note receivable between the Company and Royal Island is eliminated as an intercompany transaction on our condensed consolidated balance sheet as of September 30, 2012.

Royal Island contributed a net loss of $1.5 million to our condensed consolidated statements of operations for the period from June 6, 2012 through September 30, 2012.  The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2011:

	Pro Forma for the Nine Months Ended September 30,
	2012	2011
Revenue	$34,936	$31,059
Net loss	$(28,512)	$(93,454)
Net loss per share	$(0.50)	$(1.65)

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Royal Island to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2011.  Included in the pro forma net loss for both the nine months ended September 30, 2012 and 2011 is depreciation and amortization expense of $0.4 million.

During the nine months ended September 30, 2012, we incurred $1.2 million in acquisition expenses related to the acquisition of Royal Island. The following table summarizes the amounts of identified assets and liabilities acquired at the acquisition date:

Royal Island
Cash	$11
Restricted cash	493
Prepaid expenses	675
Land	21,071
Buildings	2,842
Furniture, fixture and equipment	567
Land improvement	87
Total identifiable net assets	$25,746

Accounts Payable	$4
Other liabilities (lot deposits)	7,705
Total identifiable net liabilities	$7,709

We are in the process of finalizing our acquisition allocations, which are subject to change until our information is finalized, no later than twelve months from the acquisition date.

Real Estate Asset Dispositions

Santa Clara 700/750 Joint Venture

On May 18, 2012, we sold Santa Clara 700/750 Joint Venture for a contract sales price of $47.8 million, excluding transaction costs.  The proceeds from the sale were used to fully satisfy the existing indebtedness related to the property.  We recorded a gain of less than $0.1 million related to the sale and received net proceeds of $8.2 million.

Tanglewood at Voss

On May 29, 2012, we sold Tanglewood at Voss for a contract sales price of $52.5 million, excluding transaction costs.  The proceeds from the sale were used to satisfy the existing indebtedness related to the property.  We recorded a gain of $3.2 million and received net proceeds of $13 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5000 S. Bowen Road

On August 16, 2012, we sold 5000 S. Bowen Road for a contract sales price of $25.9 million, excluding transaction costs.  The proceeds from the sale were used to fully satisfy the existing indebtedness related to the property. We recorded a gain of $8.9 million related to the sale and received net proceeds of $9.2 million.

Bent Tree Green

On October 16, 2012, we sold Bent Tree Green for a contract sales price of $12 million, excluding transaction costs.  We received net proceeds of $6 million.  The proceeds from the sale were used to fully satisfy the existing indebtedness related to the property.

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of September 30, 2012 and December 31, 2011 ($ in thousands):

		Carrying Value of Investment
Property Name	Interest	September 30, 2012	December 31, 2011

Royal Island (1)	30.69%	$—	$—
Santa Clara 800 Joint Venture (2)	50.00%	—	12,525
Central Europe Joint Venture	47.27%	21,220	22,362
		$21,220	$34,887

(1)         Our previously held equity investment in Royal Island was reduced to zero during the second quarter of 2011 as a result of an impairment recorded by the property and has remained zero since.  As discussed above, we now have control of Royal Island and we consolidated Royal Island as of the closing date of the transaction, June 6, 2012.

(2)         On May 4, 2012, we sold Santa Clara 800 Joint Venture for a contract sales price of $12.4 million to an unaffiliated third party.  No gain or loss was recorded as a result of this transaction.

Our investments in unconsolidated joint ventures as of September 30, 2012 and December 31, 2011 consisted of our proportionate share of the combined assets and liabilities of our investment properties shown at 100% as follows: ($ in thousands):

	September 30,	December 31,
	2012	2011
Real estate assets, net	$118,340	$202,876
Cash and cash equivalents	3,952	5,389
Other assets	2,000	8,764
Total assets	$124,292	$217,029

Notes payable	$82,480	$189,402
Other liabilities	2,939	26,117
Total liabilities	85,419	215,519

Equity	38,873	1,510
Total liabilities and equity	$124,292	$217,029

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2012, we recognized $0.6 million and $4.4 million, respectively, of equity in losses.  For the three and nine months ended September 30, 2011, we recognized $2.3 million and $37.9 million, respectively, of equity in losses.  Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the three and nine months ended September 30, 2012 and 2011 shown at 100% as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$2,917	$5,050	$9,108	$15,316

Operating expenses:
Operating expenses	679	7,450	3,914	11,992
Property taxes	74	376	(199)	1,008
Total operating expenses	753	7,826	3,715	13,000

Operating income (loss)	2,164	(2,776)	5,393	2,316

Non-operating expenses:
Depreciation and amortization	1,190	2,261	3,941	6,310
Interest and other, net	2,293	1,699	14,568	116,487
Total non-operating expenses	3,483	3,960	18,509	122,797

Net loss	$(1,319)	$(6,736)	$(13,116)	$(120,481)

Equity in losses of unconsolidated joint ventures (1)	$(623)	$(2,346)	$(4,370)	$(37,869)

(1)         Company’s share of net loss.

Held for Sale

We had one and no properties classified as held for sale at September 30, 2012 and December 31, 2011, respectively.  See note 12 for more details.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.                          Notes Payable

The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties we consolidate at September 30, 2012 and December 31, 2011 ($ in thousands):

	Notes Payable as of		Interest	Maturity
Description	September 30, 2012	December 31, 2011	Rate	Date

BHFS I, LLC (Land) (1)	13,346	13,878	30-day LIBOR + 5%(2)	01/28/12
BHFS II, LLC (1)	7,532	7,565	30-day LIBOR + 4%(2)	01/28/12
BHFS III, LLC (1)	8,253	8,338	30-day LIBOR + 4%(2)	01/28/12
BHFS IV, LLC (1)	14,458	14,480	30-day LIBOR + 4%(2)	01/28/12
BHFS Theatre, LLC (3)	4,639	4,708	30-day LIBOR + 4.5%(2)	02/14/12
Senior Secured Credit Facility (4)	—	37,462	30-day LIBOR + 1.5% or Prime Rate	—
Tanglewood at Voss (5)	—	39,025	30-day LIBOR + 4% (2)	—
Becket House(6)	25,377	23,798	90-day LIBOR + 2.5%(7) 15%(8)	12/31/12
Santa Clara 700/750 Joint Venture	—	20,000	4.75% + Greater of 1% or 30-day LIBOR(2)	(9)
Santa Clara 700/750 Joint Venture Mezzanine	—	5,000	8.5% + Greater of 1% or 30-day LIBOR(2)	(9)
Bent Tree Green (10)	—	6,503	4.75%	5/19/2014 (11)
Rio Salado (12)	3,485	1,032	12.0%	09/15/14
Chase Park Plaza Hotel and Chase - The Private Residences	50,662	58,429	30-day LIBOR + 6.75%(2)(13)	12/09/14
Northborough Tower	20,228	20,584	5.67%	01/11/16
Royal Island	9,307	5,055	15.00%	10/10/16
Northpoint Central (14)	16,096	—	5.15%	05/09/17
Las Colinas Commons (14)	11,869	—	5.15%	05/09/17

	$185,252	$265,857

Notes Payable included with Obligations related to real estate held for sale:
Bent Tree Green (10)	$5,371

(1)              The BHFS loans matured on January 28, 2012 and we did not pay the outstanding principal balance of the loans.  On June 13, 2012, the BHFS Entities filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Court, which places an automatic stay for lender enforcement actions.  Each of the Frisco Square loans was subject to an increase of 2% (default interest rate) as of January 28, 2012, which has been accrued through the Petition Date.  Thereafter, we accrued interest at the non-default rate.

(2)              30-day London Interbank Offer Rate (“LIBOR”) was 0.214% at September 30, 2012.

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

(6)              The Becket House loan consists of three loans.  The balances of the A, B and Junior loans were $12.9 million, $6 million and $6.5 million, respectively at September 30, 2012.

(7)              90-day LIBOR was 0.359% at September 30, 2012.

(8)              Rate for junior loan.

(9)              Loans were repaid at the sale of the property on May 18, 2012.

(10)       Classified in Notes Payable as obligations associated with real estate held for sale on our condensed consolidated balance sheet as of September 30, 2012.  On October 16, 2012, we sold Bent Tree Green to an unaffiliated third party.  The proceeds from the sale were used to fully satisfy the existing indebtedness related to the property,

(11)       Effective May 15, 2012, the loan was modified and extended to May 19, 2014.  We made a $1 million principal pay down at the extension.

(12)       On October 26, 2012, we fully repaid the loan related to Rio Salado.

(13)       Interest rate subject to floor of 0.75%.

(14)       On May 9, 2012, we obtained new financing totaling $28 million secured by Las Colinas Commons and Northpoint Central.

Our notes payable balance was $190.6 million, including the loan secured by Bent Tree Green (classified as held for sale) at September 30, 2012, as compared to $265.9 million at December 31, 2011 and consisted of borrowings of debt related to our property acquisitions, loan assumptions and our borrowings under our senior secured credit facility.  Each of our notes payable is collateralized by one or more of our properties.  At September 30, 2012, our notes payable interest

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

rates ranged from 2.9% to 15%, with a weighted average interest rate of approximately 6%.  Of our $190.6 million in notes payable at September 30, 2012, $124.3 million represented debt subject to variable interest rates.  At September 30, 2012, our notes payable had maturity dates that ranged from January 2012 to May 2017.  We have unconditionally guaranteed payment of the notes payable related to the BHFS loans.

As of September 30, 2012, we are not in compliance with covenants related to Becket House.  The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan.  We currently do not have a hedge in place.  This is not an event of default unless the lender provides notification and requires us to purchase the hedge.

The following table summarizes our aggregate contractual obligations for principal payments excluding obligations associated with real estate held for sale as of September 30, 2012 ($ in thousands):

Principal Payments Due:
October 1, 2012 - December 31, 2012	$73,779
2013	724
2014	54,911
2015	807
2016	28,278
Thereafter	26,193
Unamortized premium	560

$185,252

Credit Facility

In February 2008, we entered into a senior secured credit facility providing for up to $75 million of secured borrowings.  The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit.  We unconditionally guaranteed payment of the senior secured credit facility.  The availability of credit under the senior secured credit facility is limited by the terms of the credit agreement.  As of December 31, 2011, the maximum availability under the senior secured credit facility was fully utilized.  Effective February 13, 2012, we reached an agreement with the lenders to extend the maturity date of the loan from February 13, 2012 to April 13, 2012.  The loan bore interest at LIBOR plus 4%.  The credit facility was fully repaid on May 9, 2012 with proceeds from new financings and cash.

New Financing and Modification

On May 9, 2012, we obtained new financing of $28 million secured by our Las Colinas Commons and Northpoint Central properties and used the net proceeds from the new financing, along with $8 million of our cash to repay the senior secured credit facility in full.  The five-year loan bears interest at 5.148% and requires monthly principal and interest payments based upon a 30-year amortization schedule.  The loan may not be prepaid until May 8, 2013 after which it is pre-payable with yield maintenance.  After February 6, 2017, the loan is pre-payable at par.  The loan is nonrecourse to us except for customary carve-outs.

Effective May 15, 2012, we modified and extended the loan secured by our Bent Tree Green property.  The maturity date was extended to May 19, 2014, and we made a principal payment of $1 million.  On October 16, 2012, we sold Bent Tree Green for a contract sales price of $12 million, excluding transaction costs.  The proceeds from the sale were used to fully satisfy the existing indebtedness related to the property.

On May 18, 2012, we obtained new financing of $15 million secured by our 5000 S. Bowen Road property.  The two-year loan bears interest at LIBOR + 5.5% (with a 7% minimum rate) and requires interest-only payments for the first twelve months, then monthly principal payments of $60,000 plus accrued interest thereafter.  The loan is nonrecourse to us except for customary carve-outs.  The loan may be prepaid at any time subject to payment of an exit fee of $150,000, and satisfaction of interest equal to $1 million less total cumulative interest paid.  On August 16, 2012, we sold 5000 S. Bowen Road for a contract sales price of $25.9 million, excluding transaction costs.  The proceeds from the sale were used to fully satisfy the existing indebtedness related to the property including $0.8 million paid for the yield maintenance, and we recorded an $8.9 million gain related to the sale.

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

The Frisco Debtors were actively working with the lenders and made numerous proposals to the lenders to restructure and extend the BHFS Loans and the Theater Loan; however, negotiations stalled and we were unsuccessful in reaching an agreement with the lenders.  Thus, we determined that bankruptcy protection represented the best option to preserve value for all stakeholders at the Frisco Square development.  Therefore on June 13, 2012, the Frisco Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Eastern District of Texas.  The filing for Chapter 11 resulted in an immediate and automatic stay on any lender enforcement actions, and enabled business at the Frisco Square development project to continue to operate until a reorganization plan is finalized, with no interruption in services.  On October 22, 2012, we submitted a plan of reorganization to the Bankruptcy Court.

Interest expense related to the Frisco Debtors’ loans totaling $580,000 and $2,216,000 for the three and nine month periods ended September 30, 2012, respectively, was recorded within these unaudited condensed consolidated statements of operations and was calculated at the default rate up to the Petition Date and since the Petition Date at the non-default rate.  However, any amount to ultimately be paid will be dependent on the Bankruptcy Court’s rulings and accordingly could change significantly.  Had the amount of interest been accrued at the default rate after the Petition Date, total interest expense would have increased by $247,000 and $295,000 for the three and nine month periods ended September 30, 2012, respectively.

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

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million and $0.1 million in prepaid expenses and other assets at September 30, 2012 and December 31, 2011, respectively.  We had no derivative instruments classified as liabilities as of September 30, 2012 or December 31, 2011.  During the nine months ended September 30, 2012 and 2011, we recorded an unrealized gain of less than $0.1 million to accumulated other comprehensive income (“AOCI”) in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at September 30, 2012 and 2011.

The following table summarizes the notional values of our derivative financial instruments as of September 30, 2012.  The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2012, but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value (in thousands)	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Cash Flow Hedges
Interest rate cap - Chase Park Plaza Hotel and Chase - The Private Residences	$59,000	3.0%	December 9, 2014	$6

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 ($ in thousands).

		Asset Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value at September 30, 2012	Fair Value at December 31, 2011

Interest rate derivative contracts	Prepaid expenses and other assets	$6	$64

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations as of September 30, 2012 and 2011 ($ in thousands).

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
	Three Months Ended Sepember 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate	$(7)	$(2)	$13	$(34)

	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Amount of Loss Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended Sepember 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate	$(3)	$—	$(71)	$—

Credit risk and collateral

Our credit exposure related to interest rates is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreement with the counterparty related to our interest rate caps of Chase Park Plaza Hotel and Chase — The Private Residences, cash deposits may be required to be posted by the counterparty whenever its credit rating falls below certain levels.  At September 30, 2012, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.

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

During the nine months ended September 30, 2012, Behringer Harvard Opportunity Advisors I received an annual asset management fee of 0.60% of the aggregate asset value of acquired real estate and real estate related assets.  The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.60% of the aggregate asset value as of the last day of the month.  For the nine months ended September 30, 2012 and 2011, we incurred $2.6 million and $4.2 million, respectively, of asset management fees.  Amounts include asset management fees from discontinued operations.

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment.  For each of the nine months ended September 30, 2012 and 2011, we incurred less than $0.1 million and $0.2 million, respectively, in acquisition and advisory fees.

Under the advisory management agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount.  We incurred $0.2 million in debt financing fees for the nine months ended September 30, 2012.  For the nine months ended September 30, 2011, we incurred $0.5 million in debt financing fees.

We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive officers.  For the nine months ended September 30, 2012 and 2011, we incurred costs for administrative services of $1.4 million and $1.3 million, respectively.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and construction supervision of our properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  For the nine months ended September 30, 2012 and 2011, we incurred property management fees or oversight fees of $0.6 million and $0.7 million, respectively.

To bridge our liquidity needs until asset sales occur, in January 2011, we obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon.  Also in January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon.  The total deferred fees and expenses at December 31, 2011 was $2.9 million.  In August 2012, we paid the balance of the deferred fees and expenses due to the Advisor.

On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our short-term liquidity needs.  The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement, or (iii) the termination without cause of the property management agreement.  The balance on the loan at September 30, 2012 and December 31, 2011 was $1.5 million.

At September 30, 2012, we had a payable to our Advisor and its affiliates of $2.8 million.  This balance consists of accrued and deferred fees, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees, a loan of $1.5 million and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.  At December 31, 2011, we had a payable to our Advisor and its affiliates of $5.8 million.

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

On September 26, 2011, we, through a wholly owned subsidiary of our operating partnership, entered into a lease agreement with Behringer Harvard REIT I, Inc., a real estate investment program sponsored by our sponsor Behringer Harvard Holdings LLC, to lease approximately 14,500 rentable square feet at Bent Tree Green to Behringer Harvard REIT I, Inc.  The lease commenced on December 1, 2011 for a 66-month term (the first six months of which are free rent) with scheduled rent increases every 12 months.  Our management and board of directors determined that the lease was fair and reasonable to us and on terms and conditions that are no less favorable to us than can be obtained from unaffiliated third parties for comparable transactions or services in the same location.  On October 16, 2012, we sold Bent Tree Green to an unaffiliated third party and are no longer the lessor to Behringer Harvard REIT I, Inc.

11.                               Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Nine months ended September 30,
	2012	2011
Supplemental disclosure:
Interest paid, net of amounts capitalized	$8,761	$10,380
Reorganization expenses paid	$562	$—

Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$48	$77
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$(7)	$90
Contribution of notes receivable and accrued interest by noncontrolling interest holder	$—	$8,607
Amortization of deferred financing fees in properties under development	$33	$—
Common stock issued in distribution reinvestment plan	$—	$925
Capitalized deferred financing costs in accrued liabilities	$—	$521

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.                   Discontinued Operations and Real Estate Held for Sale

On April 26, 2011, we sold 12600 Whitewater to an unaffiliated third party for $9.6 million.  On June 30, 2011, we sold 2603 Augusta to an unaffiliated third party for $24 million. On October 4, 2011, we sold Crossroads to an unaffiliated third party for $27.9 million.  On December 21, 2011, we sold Regency Center to an unaffiliated third party for $16.8 million.  On May 18, 2012, we sold the Santa Clara 700/750 Joint Venture property to an unaffiliated third party for $47.8 million.  On May 29, 2012, we sold Tanglewood at Voss to an unaffiliated third party for $52.5 million.  On August 16, 2012, we sold the 5000 S. Bowen Road property to an unaffiliated third party for $25.9 million.  We recorded a gain of $8.9 million related to the sale of 5000 S. Bowen Road and a loss on the early extinguishment of debt of $1.4 million.  On October 16, 2012, we sold Bent Tree Green to an unaffiliated third party for $12 million and therefore, classified the property as held for sale on our condensed consolidated balance sheet at September 30, 2012.  We recorded an impairment of $1.3 million related to the sale of Bent Tree Green.

We have classified the results of operations for the properties discussed above into discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2012 and 2011.  The results of these properties are classified as discontinued operations in the accompanying condensed consolidated statements of operations and other comprehensive loss for the nine months ended September 30, 2012 and 2011 and summarized in the following table ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues
Rental revenue	$750	$5,061	$6,863	$17,367

Expenses
Property operating expenses	349	1,312	1,625	4,204
Bad debt expense	4	27	32	27
Interest expense	240	1,696	2,570	4,624
Real estate taxes	28	631	966	2,360
Impairment charge	1,263	1,539	1,263	5,167
Property management fees	27	159	212	570
Asset management fees	34	190	137	650
General and administrative	—	—	—	—
Depreciation and amortization	399	1,837	2,515	7,266
Total expenses	2,344	7,391	9,320	24,868

Interest Income	—	(2)	(2)	(4)
Loss on early extinguishment of debt (1)	(1,379)	—	(1,379)	—
Gain on sale of real estate property	7,913	8	12,039	1,224
Income (loss) from discontinued operations	$4,940	$(2,324)	$8,201	$(6,281)

(1)         Loss on early extinguishment of debt for the nine months ended September 30, 2012 was approximately $1.4 million and represents premiums paid and the write-off of unamortized debt issuance costs related to 5000 S. Bowen Road.

During the nine months ended September 30, 2012, we sold 13 of the Chase — The Private Residences condominiums for an aggregate of $8.5 million.  These sales are not classified as discontinued operations.

The major classes of Bent Tree Green assets and liabilities associated with the real estate held for sale net of impairment as of September 30, 2012 were as follows ($ in thousands):

September 30, 2012

Land and improvements, net	$1,276
Buildings and improvements, net	9,292
Furniture, fixtures and equipment, net	5
Lease intangibles, net	458
Assets associated with real estate held for sale	$11,031

Notes payable	$5,371
Obligations associated with real estate held for sale	$5,371

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.                               Frisco Debtors - Unaudited Financial Information

The unaudited condensed financial statements of the Frisco Debtors, presented below, have been prepared in accordance with ASC 852-10, “Reorganization” and on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  ASC 852-10 provides that if a debtor or group of debtors has significant combined assets and liabilities of entities that have not sought Chapter 11 bankruptcy protection, the debtors and non-debtors should continue to be combined.  However, separate disclosure of financial statement information solely related to the debtor entities should be presented.

The unaudited combined condensed statement of operations and cash flow are presented for the four months ended September 30, 2012 as a matter of convention as our financial statement processes utilize month-end cut-off as opposed to mid-month cut-off.  The unaudited combined condensed financial statements of the Frisco Debtors are presented as follows ($ in thousands):

Unaudited Combined Condensed Balance Sheet

September 30,
2012
Real estate assets, net	$70,003
Restricted cash	1,674
Cash and cash equivalents	1
Other assets	2,371
Total assets	$74,049

Notes payable	$48,228
Other liabilities	2,913
Total liabilities not subject to compromise	51,141

Liabilities subject to compromise (1)	$687

Total liabilities	$51,828

Equity	22,221
Total liabilities and equity	$74,049

(1)         The following table summarizes the components of the liabilities included in the line liabilities subject to compromise in our condensed consolidated balance sheet:

Accounts payable	$238
Payable to related party	140
Accrued expenses (security deposits)	273
Accrued expenses	36
Total liabilities subject to compromise	$687

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Unaudited Combined Condensed Statement of Operations

Four Months Ended September 30,
2012
Revenue	$2,113

Operating expenses:
Operating expenses	1,302
Interest expense (1)	814
Property taxes	371
Reorganization items, net (2)	567
Total operating expenses	3,054

Operating income	(941)

Non-operating expenses:
Depreciation and amortization	848
Interest and other, net	216
Total non-operating expenses	1,064

Net loss	$(2,005)

(1)         Interest expense related to the Frisco Debtors’ loans totaling $814 for the four months ended September 30, 2012 was recorded and was calculated at the default rate up to the Petition Date and since the Petition Date at the non-default rate.  However, any amount to ultimately be paid will be dependent on the Bankruptcy Court’s rulings and accordingly could change significantly.  Had the amount of interest been accrued at the default rate after the Petition Date, total interest expense would have increased by $295 for the four months ended September 30, 2012.

(2)         Reorganization expenses consist of legal fees of $388, other professional fees of $156 and trustee fees of $23.

Unaudited Combined Condensed Statement of Cash flow

Four Months Ended September 30,
2012
Net cash provided by:
Operating activities	$556
Investing activities	(1,247)
Financing activities	(7)
Net decrease in cash and cash equivalents	$(698)
Cash and cash equivalents, beginning of period	698
Cash and cash equivalents, end of period	$—

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

As of September 30, 2012, we wholly owned six properties including one classified as held for sale on our condensed consolidated balance sheet and consolidated five properties through investments in joint ventures.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

On June 13, 2012, the special purpose entity Behringer Harvard Frisco Square, LP, along with our indirect subsidiaries BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC (collectively, the “Frisco Debtors”), filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Eastern District of Texas.

Liquidity and Capital Resources

Strategic Asset Sales

Our management is continually reviewing its overall business plan and revising the strategies necessary to maximize liquidity and value for the Company and its stockholders.  To that end, management has identified three distinct sub-portfolios of our investments: a near-term disposition portfolio, a mid-term disposition portfolio and a long-term disposition portfolio.  Properties are assigned to and may shift among sub-portfolios based on changes in market conditions, property performance, debt maturities, required capital expenditures or other factors.   The near-term disposition portfolio is currently comprised of our joint venture leasehold interest which we are marketing for sale.  It also includes the 40 acres of Bowen Road land.  On October 16, 2012 we sold our Bent Tree Green office building.  The majority of the net proceeds from sales occurring in 2012 will be used to provide liquidity to refinance or repay maturing debt, cover operating expenses, and make enhancements to portfolio properties in cases where additional investment is warranted.  The mid-term disposition portfolio is currently comprised of five properties that are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process.  As several of the properties stabilize, they may require additional time and capital resources to lease up vacancy, retain key tenants, create value through reinvestment, or sell condominium units or land parcels before their ultimate disposition.  The remaining properties in the mid-term portfolio have stabilized and may be refinanced, providing us with more flexibility as to the timing of their dispositions.  The long-term disposition portfolio is currently comprised of four development projects and one note receivable, and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types.  It is possible that we will invest enough additional capital in some of these sites to make them attractive to market to other developers rather than completing the original development plan.  However, there can be no assurance that future dispositions will occur as planned, or, if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.

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

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase.  As is usual for opportunity style real estate investment programs, we are structured as a finite life entity, and have entered the final phase of operations.  This phase includes the selling of our assets, retiring our liabilities, and distributing net proceeds to shareholders.  We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues.   If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.

Our ability to continue as a going concern is, therefore, dependent upon our ability to sell real estate investments as discussed above in strategic asset sales, to pay or retire debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our company, including our development and operating properties. Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements), certain ongoing costs at our development properties, Company operating expenses, and interest and principal on our outstanding indebtedness.  We expect to fund a portion of these demands by using cash flow from operations of our current investments and borrowings.  Additionally, we will use proceeds from our strategic asset sales.

To bridge our liquidity needs until these asset sales occur, in January 2011, we obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as we have sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable us to make payments thereon.  Also in January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as we have sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable us to make payments thereon.  The total deferred fees and expenses at December 31, 2011 was $2.9 million.  In August 2012, we paid the balance of the deferred fees and expenses due to the Advisor.

On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our liquidity needs.  The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement or (iii) the termination without cause of the property management agreement.  The balance on the loan at September 30, 2012 and December 31, 2011 was $1.5 million.

We continually evaluate our liquidity and ability to fund future operations and debt obligations.  As part of those analyses, we consider lease expirations and other factors.  Leases representing 13.6% of our annualized base rent will expire by the end of 2013.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period.  Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  As of September 30, 2012, 62% and 17% of our 2012 base rent was derived from tenants in Texas and Missouri, respectively.

Chapter 11 Bankruptcy Filings - Frisco Debtors

On the Petition Date, the Frisco Debtors filed the Chapter 11 Cases in Bankruptcy Court.  The Chapter 11 Cases pertain only to the Frisco Debtors, neither the Company nor any of its other wholly owned subsidiaries, or joint ventures, either consolidated or unconsolidated, have sought such protection.

The Frisco Debtors are currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the order of the Bankruptcy Court.  The Frisco Debtors intend to work with their constituencies to emerge from bankruptcy by proposing a plan of reorganization.  Pursuant to Chapter 11, a debtor is afforded certain protection against its creditors and creditors are prohibited from taking certain actions (such as pursuing collection efforts or proceedings to foreclose on secured obligations) related to debts that were owed prior to the commencement of the Chapter 11 filing.  The Frisco Debtors have retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings.  From time to time, the Frisco Debtors may seek approval from the Bankruptcy Court for the retention of additional professionals.

On October 22, 2012, we submitted a plan of reorganization to the Bankruptcy Court.  There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

The Frisco Debtors have incurred and will continue to incur costs associated with the reorganization.

Interest expense related to the Frisco Debtors’ loans totaling $580,000 and $2,216,000 for the three and nine month periods ended September 30, 2012, respectively, was recorded within these unaudited condensed consolidated statements of operations and was calculated at the default rate up to the Petition Date and since the Petition Date at the non-default rate.  However, any amount to ultimately be paid will be dependent on the Bankruptcy Court’s rulings and accordingly could change significantly.  Had the amount of interest been accrued at the default rate after the Petition Date, total interest expense would have increased by $247,000 and $295,000 for the three and nine month periods ended September 30, 2012.

As a result of the Chapter 11 filing, the Frisco Debtors are required to periodically file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities and monthly operating reports in forms prescribed by Chapter 11 or the U.S. Trustee, as well as certain financial information on an unconsolidated basis.  Such materials will be prepared according to the requirements of the Bankruptcy Code.  While we believe that these documents and reports provide the then-current information required, they are prepared in a format different from that used in this quarterly report and other reports we file with the SEC, and there has not been nor will there be any association of our independent registered public accounting firm with such information.  Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements.  Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for evaluating our securities, or for comparison with other financial information filed with the SEC.

Debt Financings

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2012.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period(1)
	October 1, 2012 - December 31, 2012	2013	2014	2015	2016	After 2016	Total

Principal payments - fixed rate debt	$174	$724	$4,248	$806	$28,278	$26,194	$60,424
Interest payments - fixed rate debt	1,107	4,407	4,262	3,901	2,650	564	16,891
Principal payments - variable rate debt	73,605	—	50,663	—	—	—	124,268
Interest payments - variable rate debt (based on rates in effect as of September 30, 2012)	1,141	3,852	3,853	—	—	—	8,846
Total	$76,027	$8,983	$63,026	$4,707	$30,928	$26,758	$210,429

(1)         Does not include approximately $0.6 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.  Does not include the loan secured by our Bent Tree Green property which is classified as obligations associated with real estate held for sale on our consolidated balance sheet.  The BHFS Loans matured on January 28, 2012 and we did not pay the outstanding principal balance of the loans.  As a result of the maturity default on the BHFS Loans, the lenders accelerated the maturity date of the BHFS Theatre loan on February 14, 2012 (original maturity date of July 28, 2012).  On June 13, 2012, the Frisco Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Court, which places an automatic stay for lender enforcement actions.

The table below provides information regarding our notes payable with scheduled maturities in the twelve months following September 30, 2012, along with extension options, if available.  Available extension options that are associated with the notes payable listed below are subject to certain conditions as required under the respective loan agreements ($ in thousands).

Description	Balance at September 30, 2012	Maturity Date	Extension Options	Recourse to the Company
BHFS I, LLC (Land)	$13,346	1/28/2012 (1)	none	100%
BHFS II, LLC	7,532	1/28/2012 (1)	none	100%
BHFS III, LLC	8,253	1/28/2012 (1)	none	100%
BHFS IV, LLC	14,458	1/28/2012 (1)	none	100%
BHFS Theatre, LLC	4,639	2/14/2012 (2)	none	100%
Becket House	25,377	12/31/12	none	n/a
Total due in next twelve months	$73,605

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

As of September 30, 2012, we are not in compliance with covenants related to Becket House.  The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan.  We currently do not have a hedge in place.  This is not an event of default unless the lender provides notification and requires us to purchase the hedge.

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

Each of our loans is secured by one or more of our properties.  At September 30, 2012, our notes payable interest rates ranged from 2.9% to 15%, with a weighted average interest rate of 6%.  Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity.  Notes payable associated with our Northborough Tower, Frisco Square, Las Colinas Commons and Northpoint Central investments require monthly payments of both principal and interest.  At September 30, 2012, our notes payable had maturity dates that ranged from January 2012 to May 2017.

Credit Facility

In February 2008, we entered into a senior secured credit facility providing for up to $75 million of secured borrowings.  The initial credit facility allowed us to borrow up to $75 million in revolving loans, of which up to $20 million was available for issuing letters of credit.  We unconditionally guaranteed payment of the senior secured credit facility.  The availability of credit under the senior secured credit facility was limited by the terms of the credit agreement.  As of December 31, 2011, the maximum availability under the senior secured credit facility was fully utilized.  Effective February 13, 2012, we reached an agreement with the lenders to extend the maturity date of the loan from February 13, 2012 to April 13, 2012.  The loan bore interest at LIBOR plus 4%.  The credit facility balance was fully repaid on May 9, 2012 with proceeds from new financings as well as cash from asset sales.

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

Effective May 15, 2012, we modified and extended the loan secured by our Bent Tree Green property.  The maturity date was extended to May 19, 2014, and we made a principal payment of $1 million.  On October 16, 2012, we sold Bent Tree Green for a contract sales price of $12 million, excluding transaction costs.  The proceeds from the sale were used to fully satisfy the existing indebtedness related to the property.

On May 18, 2012, we obtained new financing of $15 million secured by our 5000 S. Bowen Road property.  The two year loan bears interest at LIBOR + 5.5% (with a 7% minimum rate) and requires interest-only payments for the first twelve months, then monthly fixed principal payments of $60,000 plus accrued interest thereafter.  The loan may be prepaid at any time subject to payment of an exit fee of $150,000, and satisfaction of interest equal to $1 million less total cumulative interest paid.  The loan is nonrecourse except for customary carve-outs.  On August 16, 2012, we sold 5000 S. Bowen Road for a contract sales price of $ 25.9 million, excluding transaction costs.  The proceeds from the sale were used to fully satisfy the existing indebtedness related to the property including $0.8 million paid for yield maintenance.

Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $51.4 million on our consolidated balance sheet as of September 30, 2012), new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties.  As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.

As of September 30, 2012, restricted cash on the consolidated balance sheet of $8.1 million included $1.1 million for the cash held by the Frisco Debtors, which was classified as restricted cash as a result of the bankruptcy filing.  The remaining balance of $7 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Market Outlook

During the third quarter of 2012, the U.S. economy showed signs of stabilizing, but with growth coming at a slower pace as compared to prior economic recoveries.  According to the advanced estimate released by the Bureau of Economic Analysis, GDP growth increased to 2% from 1.3% in the prior quarter, a pace that is too slow to dramatically improve the overall economy in the near term.  A major contributor to this slow growth was the European debt crisis and its effect on the global economy, as well as uncertainty by U.S. businesses as to the impact of the presidential election and the resolution of the so-called “fiscal cliff”.  Consequently, projections for global growth were reduced and U.S. exports were down for the third quarter of 2012. However, domestically, many economic reports suggested that several sectors are in a recovery mode. The U.S. economy added 171,000 new jobs in October 2012, which puts job creation for the year ahead of 2011’s pace. The labor force participation rate, which is a key metric that measures those working or looking for jobs, was also higher.  However, the U6 unemployment rate, which includes unemployed members of the workforce who are actively looking for work and workers with part-time jobs who are seeking full-time employment, remains high at 14.6%.  American manufacturing and factory output were up 2.8% for the year to September 2012, beating consensus estimates. Retail sales reported higher growth in August and September of 2012 than had been reported since 2010.  Housing, which is critical to a sustained recovery, is providing clearer evidence that it has moved off the bottom and rebounding with increased housing starts and sales and improved projections and confidence by homebuilders going forward. All of these factors are leading to increased consumer sentiment and spending.  Overall the economy appears to be improving at a slow and uneven pace.  Given the tepid recovery, we are cautious as we manage the Company in this weak economic environment.

If the economy continues to improve, we expect room rates for hotels to increase since demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP).  The U.S. hotel industry reported year-over-year increases in all three key performance metrics for the third quarter 2012.  By contrast, we expect our office properties, to have minimal growth as employment growth has posted gains, but at a slow rate.  Nationally, vacancy rates have remained steady at nearly 17% in the third quarter of 2012 and asking rent growth increased by 0.2% in the third quarter of 2012.  Certain office markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care.   The Dallas and Houston markets asking rent growth increased by 0.5% and 0.3% in the third quarter of 2012.

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

Results of Operations

As of September 30, 2012, we were invested in 13 assets including six wholly-owned properties (including one asset classified as held for sale) on our condensed consolidated balance sheet and five properties consolidated through investments in joint ventures.  In addition, we are the mezzanine lender for one multifamily property.  We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

As of September 30, 2011, we had invested in 20 assets, including ten wholly-owned properties (including six in discontinued operations); four properties consolidated through investments in joint ventures and a consolidated interest in a note receivable joint venture.  In addition, we were the mezzanine lender for one multifamily property.  We also had noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that was accounted for using the equity method.  Our investment properties were located in Arizona, California, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

Three months ended September 30, 2012 as compared to three months ended September 30, 2011 ($ in thousands)

Continuing Operations

Revenues.  Our total revenues decreased by $2.5 million to $10.8 million for the three months ended September 30, 2012.  The change in revenues was primarily due to:

•                  an increase in rental revenue of $1.2 million to $7.4 million for the three months ended September 30, 2012 compared to $6.2 million for the three months ended September 30, 2011; and

•                  an decrease in condominium sales of $3.6 million to $1.7 million for the three months ended September 30, 2012 compared to $5.3 million for the three months ended September 30, 2011.  We sold three condominium units at Chase — The Private Residences in the three months ended September 30, 2012 as compared to five units sold during the three months ended September 30, 2011.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at Chase — The Private Residences, for the three months ended September 30, 2012 was $1.7 million as compared to $5.4 million for the three months ended September 30, 2011.  We sold three condominium units at Chase — The Private Residences during the three months ended September 30, 2012.  We sold five condominium unit during the three months ended September 30, 2011.

Impairment charge.  There were zero impairment charges for the three months ended September 30, 2012.  For the three months ended September 30, 2011, we recognized impairment charges related to Rio Salado of $6.2 million and related to Frisco Square of $5.1 million.

Reorganization expenses.   During the three months ended September 30, 2012, we recorded reorganization expense of $0.5 million related to Frisco Square.

Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011 ($ in thousands)

Continuing Operations

Revenues.  Our total revenues increased by $3.9 million to $34 million for the nine months ended September 30, 2012.  The change in revenues was primarily due to:

•                  an increase in rental revenue of $3.5 million to $21.8 million for the nine months ended September 30, 2012 compared to $18.3 million for the nine months ended September 30, 2011; and

•                  an increase in condominium sales of $0.2 million to $8.5 million for the nine months ended September 30, 2012 compared to $8.3 million for the nine months ended September 30, 2011.  We sold 13 condominium units at Chase — The Private Residences in the nine months ended September 30, 2012 as compared to 11 units sold during the nine months ended September 30, 2011.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at Chase — The Private Residences, for the nine months ended September 30, 2012 was $8.5 million as compared to $8.4 million for the nine months ended September 30, 2011.  We sold 13 condominium units at Chase — The Private Residences during the nine months ended September 30, 2012.  We sold 11 condominium units during the nine months ended September 30, 2011.

Impairment charge.  There were zero impairment charges for the nine months ended September 30, 2012.  For the nine months ended September 30, 2011, we recognized impairment charges related to Rio Salado of $6.2 million and related to Frisco Square of $5.1 million.

Condominium inventory impairment.  We recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase — The Private Residences during the nine months ended September 30, 2012.  We recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase - The Private Residences and a $4 million non-cash charge to our condominium development at Cordillera during the nine months ended September 30, 2011, due largely to the nationwide downturn in the housing and related condominium market that began during 2007 and has continued through 2012.  This downturn has resulted in lower than expected sales volume and reduced selling prices.

Provision for loan losses.  During the nine months ended September 30, 2012, we recorded a $12 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value (See Note 6 — Real Estate Investments for further discussion).  During the nine months ended September 30, 2011, we recorded a $5.3 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value.

Equity in losses of unconsolidated joint ventures.  Our equity in losses of unconsolidated joint ventures decreased by $33.5 million for the nine months ended September 30, 2012.  This decrease was primarily due to an impairment of the Royal Island assets recorded by the joint venture during 2011 and no impairment recorded during 2012.

Reorganization expenses.  During the nine months ended September 30, 2012, we recorded reorganization expense of $0.6 million related to Frisco Square.

Cash Flow Analysis

Cash used in operating activities for the nine months ended September 30, 2012 was $1 million, and was comprised of the net loss of $26.7 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $13.3 million, an impairment charge of $1.7 million, loss on early extinguishment of debt of $1.4 million, equity in losses of our unconsolidated joint venture of $4.4 million, change in condominium inventory of $8.3 million, provision for loan losses of $12 million and offset by the adjustment for gain on sale of real estate of $12 million and cash used by working capital and other operating activities of approximately $3.4 million.  Cash provided by operating activities for the nine months ended September 30, 2011 was $20 million, and was comprised of the net loss of $85.1 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $17.9 million, an impairment charge of $22.3 million, provision for loan losses of $5.3 million, equity in losses of our unconsolidated joint venture of $37.9 million and change in condominium inventory of $23.1 million, primarily from the sale of the historic tax credits and cash provided by working capital and other operating activities of approximately $1.2 million, offset by the adjustment for gain on sale of real estate of $2.6 million.

Cash provided by investing activities for the nine months ended September 30, 2012 was $117.3 million and was comprised proceeds from the sale of real estate and unconsolidated joint venture of $123.6 million and change in restricted cash of $0.4 million.  This was offset by capital expenditures for real estate under development of $3.6 million, investment in notes receivable of $2 million and additions of property and equipment of $1.1 million.  Cash provided by investing activities for the nine months ended September 30, 2011 was $25.6 million and was comprised of proceeds from the sale of real estate of $38.2 million and proceeds from notes receivable repayments of $0.4 million.  This was offset by cash for expenditures for real estate under development of $2 million, additions of property and equipment of $5.6 million, investment in notes receivable of $3.7 million, and changes in restricted cash of $1.7 million.

Cash used in financing activities for the nine months ended September 30, 2012 was $78.4 million and was primarily comprised of payments on notes payable and credit facility of $126.5 million offset by borrowings, net of financing costs, of $49 million and contributions from noncontrolling interest holders of less than $0.1 million.  Cash used in financing activities for the nine months ended September 30, 2011 was $44.4 million and was comprised of payments on notes payable and credit facility of $55.5 million offset by borrowings, net of financing costs, of $10 million.  Borrowings on a note payable to a related party were $1.5 million.  Cash distributions were $0.5 million and net contributions from noncontrolling interest holders was $0.1 million.

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

Our calculation of FFO for the three and nine months ended September 30, 2012 and 2011 is presented below ($ in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss attributable to common shareholders	$(1,945)	$(21,240)	$(23,749)	$(80,001)
Adjustments for (1):
Impairment charge(2)	1,264	—	2,378	—
Real estate depreciation and amortization(3)	4,326	5,974	13,955	19,776
(Gain) loss on sale of real estate	(7,913)	105	(12,039)	(2,364)

Funds from operations (FFO)	$(4,268)	$(15,161)	$(19,455)	$(62,589)

GAAP weighted average shares:
Basic and diluted	56,500	56,500	56,500	56,486

FFO per share	$(0.08)	$(0.27)	$(0.34)	$(1.11)

Net loss per share	$(0.03)	$(0.37)	$(0.42)	$(1.42)

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

Debtors-in-Possession - Frisco Debtors

Consolidation of Real Estate in Bankruptcy - On June 13, 2012, the Frisco Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.  We continued to consolidate the balance sheets and operations of the Frisco Debtors.  In accordance with ASC 852-10, “Reorganizations” we provide the unaudited condensed financial statements of the Frisco Debtors in Note 13 Frisco Debtors - Unaudited Financial Information.

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

The nationwide downturn in the housing and related condominium market that began during 2007 and has continued has resulted in reduced selling prices.  As a result of our evaluations in the first quarter of 2012, we recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase-The Private Residences during the nine months ended September 30, 2012.  This non-cash charge is classified as condominium inventory impairment charge in the accompanying condensed consolidated statement of operations.  We recognized a noncash charge of $1.9 million to reduce the carrying value of condominiums at Chase - The Private Residences and a $4 million non- cash charge to reduce the carrying value of our condominium development at Cordillera during the nine months ended September 30, 2011.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes, primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $190.6 million in notes payable including the loan secured by Bent Tree Green (classified as held for sale) at September 30, 2012, $124.3 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $0.7 million.

At September 30, 2012, interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  A 100 basis point decrease in interest rates would result in less than $0.1 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $0.2 million net increase in the fair value of our interest rate caps and swaps.

Foreign Currency Exchange Risk

We currently have a leasehold interest in London, England that holds $0.3 million in Euro-denominated accounts at European financial institutions.  We also own an approximately 47% interest in a joint venture consisting of 22 properties in the Czech Republic, Poland, Hungary, and Slovakia that holds $4 million in Euro-denominated accounts at European financial institutions.  As such, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts.

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

Item 4.           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Chapter 11 proceedings, on August 8, 2012, the City of Frisco, Texas commenced an adversary proceeding by filing a complaint for declaratory relief against the Frisco Debtors and their lenders, (Bank of America, N.A. and Regions Bank), in the Bankruptcy Court.  In its complaint, the City of Frisco requests a judgment determining the extent, validity and priority of the City’s liens on the Frisco Debtors’ real property.  The Frisco Debtors and their counsel are defending the adversary proceeding vigorously.

On October 22, 2012, the Frisco Debtors submitted a plan of reorganization to the Bankruptcy Court; however, there can be no assurances that the Bankruptcy Court will approve the submitted plan of reorganization.

Item 1A.        Risk Factors.

The Frisco Debtors may not be successful in their efforts to emerge from bankruptcy and the costs associated with the bankruptcy petition may adversely affect our results of operations and our ability to generate a return on your investment.

On June 13, 2012, the Frisco Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Texas.  On October 22, 2012, the Frisco Debtors submitted a plan of reorganization to the Bankruptcy Court; however, there can be no assurances that the Bankruptcy Court will approve the submitted plan of reorganization.  This could protract the Chapter 11 Cases and negatively impact the Frisco Debtors’ ability to operate the Frisco Square property.  In addition, we have incurred and will continue to incur costs associated with the reorganization which will adversely affect our results of operations and our ability to provide a return on your investment.

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

On January 10, 2011, as is customary for REITs entering the disposition phase, the board suspended the redemption program with respect to all redemption requests until further notice.  Therefore, we did not redeem any shares of our common stock during the nine months ended September 30, 2012.

We have not presented information regarding submitted and unfulfilled redemptions during the nine months ended September 30, 2012 as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.

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

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Mine Safety Disclosures.

None.

Item 5.           Other Information.

We held our annual meeting of stockholders on November 9, 2012.  A total of 28,863,162 shares of our common stock outstanding and entitled to vote were represented at the meeting in person or by proxy, representing approximately 51.08% of the total number of shares entitled to vote at the annual meeting.

At the annual meeting, our stockholders elected the five nominees listed below to serve on our board of directors until the next annual meeting of stockholders, and each will continue in office until his or her successor has been elected and qualified or until his or her earlier death, resignation or retirement.  The votes cast with respect to each director were as follows:

Nominee	Votes For	Votes Withheld
Robert M. Behringer	25,223,607	3,639,555
Robert S. Aisner	25,266,177	3,596,985
Barbara C. Bufkin	25,316,266	3,546,896
Terry L. Gage	25,329,826	3,533,336
Steven J. Kaplan	25,289,126	3,574,036

Following our annual meeting of stockholders, our board of directors met and voted to extend the deadline by which we must list or liquidate from the sixth anniversary of the termination of our primary offering or December 28, 2013 to June 30, 2020, subject to the ability to further defer this deadline upon the approval of the majority of the board of directors, including a majority of the independent directors.

Item 6.           Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: November 13, 2012	By:	/s/ Andrew J. Bruce
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

101(2)

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 13, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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