Form 10-K
period 2012-12-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2013-03-28
CIK 1308711

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         While there is no established market for the Registrant's common stock, on December 14, 2012, the Registrant's board of directors established an estimated per share value of the Registrant's common stock of $3.58 pursuant to the Registrant's Amended and Restated Policy for Estimation of Common Stock Value. For a full description of the methodologies used to value the Registrant's assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information." The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of June 30, 2012 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $202.2 million, assuming a value of $3.58 per share. As of February 28, 2013, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-K
Year Ended December 31, 2012

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

        We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis. In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. As of December 31, 2012, we wholly owned six properties and consolidated four properties through investments in joint ventures, including one classified as asset held for sale on our consolidated balance sheet. We are the mezzanine lender for one multifamily property. In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 22 properties that are accounted for using the equity method. We have entered our disposition phase and are currently considering liquidity options for our stockholders. Therefore, we are not actively seeking to purchase additional properties. We will seek stockholder approval prior to liquidating our entire portfolio. Our investment properties are located in Arizona, Colorado, Missouri, Nevada, Texas, The Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia.

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

        We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC, a Texas limited liability company formed in June 2007 ("Behringer Harvard Opportunity Advisors I" or the "Advisor"). Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions and investments on our behalf.

  Chapter 11 Bankruptcy Filings—Frisco Debtors

        On June 13, 2012 (the "Petition Date"), the special purpose entity Behringer Harvard Frisco Square, LP, along with our indirect subsidiaries BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC (collectively, the "Frisco Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases"), in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The Chapter 11 Cases pertain only to the Frisco Debtors, neither the Company nor any of its other wholly owned subsidiaries or joint ventures, either consolidated or unconsolidated, have sought such protection.

        The Frisco Debtors operated as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable orders of the Bankruptcy Court. On October 22, 2012, the Frisco Debtors filed a Joint Consolidated Plan of Reorganization (the, "Reorganization Plan") which, after certain modifications and amendments, was confirmed by an order of the Bankruptcy court entered on December 20, 2012. Under the Reorganization Plan, all debts owed to creditors remain intact: some due immediately and some due over time. On December 27, 2012, the Frisco Debtors modified and extended their mortgage debt for five years. Pursuant to the Reorganization Plan, on December 27, 2012, new equity interests were issued and as a result, the reorganized Frisco Debtors wholly own the Frisco Square property. On January 2, 2013 the Bankruptcy Court issued an order declaring the Reorganization Plan effective.

Public Offering of Common Stock; Use of Proceeds

        In September 2005, we commenced a public offering (the "Offering") of shares of our common stock pursuant to which we offered 53,270,000 shares at a price of $10 per share in our primary offering and 965,331 shares of common stock at a price of $9.50 per share in our distribution reinvestment plan (the "DRP").

        On December 28, 2007, we terminated the primary component of the Offering. We had earlier terminated the DRP on November 16, 2007. Aggregate gross offering proceeds from the Offering totaled approximately $538.7 million and net offering proceeds after selling commissions, dealer manager fees, and organization and offering expenses totaled approximately $481.8 million. We used the net proceeds from the Offering primarily to acquire commercial properties, such as office buildings, multifamily properties, hospitality, recreation and leisure properties, and mixed-use and other developments. As of December 31, 2012, we had invested substantially all of the net offering proceeds.

        On November 16, 2007, we commenced a second distribution reinvestment plan offering (the "Secondary DRP") of up to 6,315,790 shares of common stock at an initial price of $9.50 per share. Shares in the Secondary DRP were sold at $8.17 from July 26, 2009 through January 14, 2010; at $8.03 from January 15, 2010 through January 13, 2011; and $7.66 from January 14, 2011 through April 15, 2011 as a result of our board of directors announcing estimated per share values pursuant to our amended and restated policy for estimation of common stock value (the "Estimated Valuation Policy") of $8.17, $8.03, and $7.66 on June 22, 2009, January 8, 2010 and January 10, 2011, respectively. We terminated the Secondary DRP effective April 15, 2011. As of December 31, 2012, we had issued 3,374,198 shares under the Secondary DRP resulting in gross and net proceeds of $29.8 million. The proceeds raised in the Secondary DRP were used for general corporate purposes, including, but not limited to, investment in real estate and real estate-related securities, payment of fees and other costs, repayment of debt, and funding for our share redemption program.

        As of December 31, 2012, we had issued 57,484,739 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, 940,387 shares issued pursuant to the DRP, and 3,374,198 shares issued pursuant to the Secondary DRP. As of December 31, 2012, we had redeemed 984,267 shares of our common stock and had 56,500,472 shares of our common stock outstanding. As of December 31, 2012, we had 1,000 shares of non-participating, non-voting convertible stock issued and outstanding and no shares of preferred stock issued and outstanding.

        Our common stock is not listed on a national exchange.

Investment Objectives

        Our investment policies were designed in order that we may make investments that are consistent with our focus on acquiring properties with significant possibilities for capital appreciation. We have acquired a wide variety of properties located in the U.S. and in other countries, including office, retail, hospitality, recreation and leisure, multifamily and other properties. We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties. We have entered our disposition phase and are currently considering liquidity options for our stockholders and are not actively seeking to purchase additional properties. We will seek stockholder approval prior to liquidating our entire portfolio. When making investment decisions, we followed rigorous acquisition criteria and closing conditions and reviewed other required documentation. These criteria were designed to assess and manage investment risks and support our basis for making investment decisions in the best interests of our stockholders.

        Our investment objectives are:

  •
  to realize growth in the value of our investments to enhance the value received upon our ultimate sale of such investments;

  •
  to preserve, protect, and return stockholders' capital contribution through our ultimate sale of our investments;

  •
  to grow net cash from operations such that cash is available for distributions to stockholders; and

  •
  to provide stockholders with a return of their investment by beginning the process of liquidation and distribution within three to six years after the termination of our primary offering. If we have not liquidated or listed the shares for trading on a national securities exchange by the sixth anniversary of the termination of our primary offering, we will make an orderly disposition of our assets and distribute the cash unless a majority of the board of directors and a majority of the independent directors extends such date.

        We have entered our disposition phase, however, we can provide no assurances as to when we will complete our liquidation.

Investment Policies

        We have primarily invested in quality commercial properties, such as office, retail, multifamily, industrial, hospitality, and recreation and leisure properties that were initially identified as opportunistic investments with significant possibilities for capital appreciation due to their property specific characteristics or their market characteristics. We have disposed of 11 of our original portfolio assets through December 31, 2012. We intend to hold the real properties in which we have invested until such time as sale or other disposition appears advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Economic or market conditions may influence us to hold our investments for different periods of time.

        Our real estate investments are held in fee title or a long-term leasehold estate through Behringer Harvard OP I or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Opportunity Advisors I or other persons.

Borrowing Policies

        There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of the Company's "net assets" (as defined in our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our board of directors. In addition to our charter limitation and indebtedness target, our board has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets. As a result, we may borrow more than 75% of the contract purchase price of a particular real estate asset we have acquired, to the extent the board of directors determines that borrowing these amounts is reasonable. Our board of directors reviews the Company's aggregate borrowings at least quarterly. We believe that these borrowing limitations reduce risk of loss and are in the best interests of the Company's stockholders.

Disposition Policies

        As each of our investments reaches what we believe to be the asset's optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of distributing the net sale proceeds to our stockholders, investing the proceeds in other assets that we believe may produce a higher overall future return to our investors or satisfying obligations of the Company. We originally anticipated that any such investment disposition typically would occur during the period from three to six years after termination of our initial public primary offering. Economic or market conditions have and may, however, resulted in longer holding periods for some assets. A property may be sold before the end of the expected holding period if, in the judgement of our board of directors, based upon the recommendation of our Advisor, the value of the property might decline substantially, an opportunity has arisen to improve other properties, we can increase cash flow through the disposition of the property or the sale of the property is in the best interests of the Company and its stockholders.

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

Competition

        We are subject to significant competition in seeking tenants for the leasing of our properties. In addition, as we seek to dispose of properties, we suffer from a lack of demand for certain asset types such as land and development properties. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. We also face competition from other real estate investment programs, including other Behringer Harvard programs, for buyers and tenants that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Harvard Opportunity Advisors I. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

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

Distribution Policies

        Distributions are authorized at the discretion of our board of directors, based on our analysis of earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, and general financial condition. The board's discretion will be influenced, in substantial part, by its obligation to cause the Company to comply with the REIT requirements. Because we receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be paid in anticipation of cash flow that we expect to receive during a later period or of receiving funds. Moreover, distributions to date have exceeded net cash flow from operating activities. Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. In connection with entering our disposition phase, on March 28, 2011, our board of directors determined to cease regular quarterly distributions in favor of those that may arise from proceeds available from asset sales.

Significant Tenants

        As of December 31, 2012 we had two leases that accounted for 10% or more of our aggregate rental revenues from our consolidated properties. A tenant at our Northborough Tower office building accounted for $5.8 million , or 22% of our aggregate rental revenue. The lease expires April 30, 2018. See "Item 2. Properties" for additional information on this lease.

        The following table presents information about our significant tenant lease as of December 31, 2012 ($ in thousands):

				% of Portfolio Rentable Sq. Ft. Leased	Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet		Annualized Base Rent(1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration(2)
Noble Energy, Inc.	Northborough Tower	Crude Petroleum and Natural Gas Extraction	204,779	27%	$5,836	34%	$28.50	04/30/2018

(1)
Annualized Base Rent represents contractual base rental income without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

(2)
There are no extensions available under the lease. The lease does not have an early termination provision.

        Additionally, as of December 31, 2012, we have a hotel operator lease with Kingsdell, L.P., for our Chase Park Plaza Hotel, which accounted for $7.4 million, or 27% of our aggregate rental revenue. As a REIT, we are prohibited from directly engaging in certain non-real estate operations. Operating hotels generally fall into this category. Accordingly, operating leases similar to ours and Kingsdell, L.P. commonly exist between a REIT and the operator of a hotel property. At the Chase Park Plaza Hotel, the investment's success primarily depends on the hotel visitor occupancy and room rental rates. Due to the availability of other hotel operators in the marketplace, we do not believe we are substantially dependent on this lease. On February 19, 2013 we terminated the Kingsdell, L.P. hotel operator lease and we have formed a wholly-owned entity owned by our taxable REIT subsidiaries to lease the hotel from the Company.

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

Item 1A.    Risk Factors.

        The factors described below represent the principal risks that could cause our actual results to differ materially from those presented in our forward-looking statements. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders may be referred to as "you" or "your" in this Item 1A, "Risk Factors" section.

Risks Related to Our Business and Operations

If we set aside insufficient working capital reserves, we may be required to defer necessary property improvements.

        If we do not estimate sufficient reserves for working capital to supply needed funds for capital improvements throughout the life of the investment in a property, and there is insufficient cash available from our operations, we may be required to defer necessary improvements to the property that may cause the property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased cash flow as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

Recent market disruptions may adversely impact aspects of our operating results and operating condition.

        During 2011, the major credit agencies downgraded or placed under review the credit rating for debt issued by the U.S. government and U.S. agencies, due in part to the political uncertainties over U.S. debt limits. Congress subsequently enacted the American Taxpayer Relief Act of 2012 in an attempt to eliminate the so called "fiscal cliff" in January 2013. However, there is continuing political deadlock in the U.S. regarding the "debt ceiling" and there continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of the U.S. Treasury securities. Failure of Congress to raise the "debt ceiling" and/or a downgrade of U.S. sovereign credit ratings could negatively impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac. There is some risk that higher-risk European countries could face pressure over proposed austerity measures or levels of sovereign borrowings. The European debt crisis continues to create uncertainties for the overall market. These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs and less availability of credit.

        Our business may be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, recent global market disruptions may have many consequences including, but not limited to, these listed below:

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

  •
  our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow;

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

        The commercial real estate debt markets continue to experience volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt; and (4) results in difficulty in refinancing debt as it becomes due. If the current debt market environment persists, it may be difficult for us to refinance our debt coming due in 2013 related to several of our portfolio assets and our senior secured credit facility.

        Further, the recent market volatility will likely make the valuation of our investment properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, and we may be required to recognize impairment charges, which will reduce our reported earnings. Specifically, for the year ended December 31, 2012, we recorded a $7.3 million non-cash impairment charges related to Rio Salado and additionally during 2012, we recorded a $11.7 million and $0.4 million non-cash impairment charge related to our condominium inventory for The Lodge & Spa at Cordillera and Chase—The Private Residences, respectively. Our Central Europe joint venture recorded impairment charges of $5.8 to bring certain assets to their fair value. The Company's portion of the impairment was $2.7 million, which was recorded in the Company's statement of operations through equity in losses of unconsolidated joint ventures line item. Furthermore, we recorded $1.3 million impairment in discontinued operations related to the sale of Bent Tree Green.

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

        In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage or replace Behringer Opportunity Advisors I as our advisor or may impose other limitations. Any such restriction or limitation may have an adverse effect on our operations.

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

We have experienced aggregate net losses attributable to our stockholders for the years ended December 31, 2012, 2011 and 2010, and we may experience future losses.

        We had net losses attributable to our stockholders of approximately $52.8 million, $88.6 million and $61.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. If we continue to incur net losses in the future or such losses increase, our financial condition, results of operations, cash flow and our ability to service our indebtedness and make distributions to our stockholders will be materially and adversely affected.

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

Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties, which could reduce the funds available to return to our stockholders.

        Our opportunistic property-acquisition strategy included investments in properties in various phases of development, redevelopment or repositioning, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project.

Development projects in which we have invested may not be completed successfully, and guarantors of the projects may not have the financial resources to perform their obligations under the guaranties they provide.

        We have made equity investments in, acquired options to purchase interests in or made mezzanine loans to the owners of real estate development projects. Our return on these investments is dependent upon the projects being completed successfully. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. Our Advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

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

        We have invested in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder's ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

        At any one time, a significant portion of our investments could be in one property class or concentrated in one or several geographic regions that are subject to higher risk of foreclosure. As of December 31, 2012, 60% of our base rent was derived from properties in Texas, 20% was derived from properties in Missouri, and 14% was derived from properties in Colorado. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.

The ongoing Eurozone crisis may have an adverse effect on investments in Europe and the break-up of the Eurozone, or the exit of any member state, would create uncertainty and could affect our investments directly.

        We own a joint venture interest in a portfolio of Central European properties located in Czech Republic, Poland, Hungary, and Slovakia. The ongoing situation relating to the sovereign debt and weak financial health of several countries and the overall European financial system, including Greece, Ireland, Italy, Spain, Portugal and Cyprus, together with the risk of contagion to other, more financially stable countries, has exacerbated the difficult global financial situation. The situation has also raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of our European portfolio.

        In addition, if we hold any assets that are denominated in Euros (including loans secured on such assets), such as assets in continental Europe, further deterioration in the Eurozone economy could have a material adverse effect on the value of our investment in such assets and amplify the currency risks faced by us.

        We risk losses for taxation on deposits held in Cyprus based upon the proposed bailout of the country's banks by the European Union. If the European Union requires other countries to tax deposits similarly in order to receive support, we risk additional losses for taxations on funds held in those countries.

        If any country were to leave the Eurozone, or if the Eurozone were to break up entirely, the treatment of debt obligations previously denominated in Euros is uncertain. A number of issues would be raised, such as whether obligations which are expressed to be payable in Euros would be re-denominated into a new currency. The answer to this and other questions is uncertain and would depend on the way in which the break-up occurred and also on the nature of the transaction: the law governing it; which courts have jurisdiction in relation to it; the place of payment; and the place of incorporation of the payor. If we held any investments in Euros at the time of any Eurozone exits or break-up, this uncertainty and potential re-denomination could have a material adverse effect on the value of our investments and the income from them.

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

        Certain of our hotel properties are generally seasonal in nature. As a result, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. The failure of our operators to manage their cash flow properly may result in such operator having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available.

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

If our sponsor, our Advisor or its affiliates waive certain fees due to them, our results of operations may be artificially high.

        From time to time, our sponsor, our Advisor or its affiliates may agree to waive or defer all or a portion of the acquisition, asset management or other fees, compensation or incentives due to them, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available. In January 2011, Behringer Harvard Opportunity Advisors I deferred our obligation to pay asset management fees accrued or accruing since May 1, 2010 through March 31, 2011 and debt financing fees and certain cost reimbursements accrued or accruing since July 1, 2010 through March 31, 2011 in both cases until the earlier of January 10, 2013 or such time as we have sufficient (1) net sales proceeds, (2) net refinancing proceeds, or (3) cash flow from operations, after establishing appropriate working capital reserves, to enable us to make payments thereon. Additionally, BH Property Management deferred our obligation to pay property management oversight fees accrued or accruing since July 2010 through March 2011 until the earlier of January 10, 2013 or such time as we have sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable us to make payments thereon. The deferred fees were fully repaid during 2012. If our sponsor, our Advisor or its affiliates choose to no longer waive or defer such fees and incentives, our cash flow or results of operations will be lower than in previous periods and your return on your investment could be negatively affected.

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

        Before making a loan to a borrower, we assessed the strength and skills of such entity's management and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we relied on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entities. There can be no assurance that our due diligence processes uncovered all relevant facts or that any investment will be successful.

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

        As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, certain swap transactions will be required to be submitted for clearing by a derivatives clearing organization, unless certain exemptions apply. The rulemaking implementing the clearing requirement is still in process, however, and the implementation of the clearing requirement may affect, among other things, our exposure to our swap counterparties, the margin or collateral required to be posted in connection with our swap transactions and the costs of entering into such transactions.

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

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business. For example, subject to an exception for end-users of swaps upon which we may seek to rely, under certain rules promulgated under the Dodd-Frank Act, beginning in 2013, we may be required for the first time to clear our interest rate hedging transactions.

Risks Related to Our Common Stock

There is no public trading market for your shares; therefore, it will be difficult for you to sell your shares. If you are able to sell your shares, you will likely have to sell them at a substantial discount from the price you paid to acquire your shares.

        There is no public market for your shares. If you are able to sell your shares, the price you receive for the shares of our common stock is likely to be less than the proportionate value of our investments. On January 10, 2011, our board of directors suspended all redemptions under our share redemption program until further notice. Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency. In addition, on December 14, 2012, our board of directors established an estimated per-share value of our common stock of $3.58 (for a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information."). Therefore, if you are able to sell your shares, you will likely have to sell them at a substantial discount from the price you paid to acquire your shares. It is also likely that your shares would not be accepted as primary collateral for a loan.

The estimated per share value of our common stock determined pursuant to our valuation policy is subject to certain limitations and qualifications and may not reflect the amount you would obtain if you tried to sell your shares or if we liquidated our assets.

        We adopted a valuation policy in respect of estimating the per share value of our common stock, effective May 11, 2009 and amended on June 22, 2009 and March 23, 2012. On December 14, 2012, pursuant to our valuation policy, our board of directors established an estimated per share value of our common stock of $3.58 per share. This estimate was determined by our board of directors after consultation with the Advisor and an independent, third party real estate research, valuation and advisory firm, subject to the restrictions and limitations set forth in our valuation policy. The estimated value is not intended to be related to any analysis of individual asset values performed for financial statement purposes nor values at which individual assets may be carried on financial statements under applicable accounting standards. In addition, the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. This estimated value may not reflect the amount you would obtain if you tried to sell your shares or if we liquidated our assets. For a full description of the limitations and qualifications of the estimate, please refer to our valuation policy.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

        Our success depends to a significant degree upon the continued contributions of our chairman, certain executive officers and other key personnel of, our Advisor and its affiliates, including Robert S. Aisner and Michael J. O'Hanlon, each of whom would be difficult to replace. We do not have employment agreements with our chairman, vice chairman and executive officers, and we cannot guarantee that they will remain affiliated with us. Although our chairman, several of our executive officers and other key personnel, including Mr. Aisner and Mr. O'Hanlon, have entered into employment agreements with affiliates of our Advisor, including Harvard Property Trust, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. Further, although Behringer Harvard Holdings has key person insurance on the life of Robert S. Aisner, we do not intend to separately maintain key person life insurance on him, or any other person. We believe that our future success depends, in large part, upon our Advisor's and its affiliates' ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. Further, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to effectively implement our investment strategy. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

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

        Distributions are authorized at the discretion of our board of directors based on its analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition, and other factors that our board deems relevant. On March 28, 2011, our board of directors ceased regular, quarterly distributions in favor of those that may arise from proceeds available to be distributed from asset sales. Historically, our cash flow from operating activities has been insufficient to fully fund the payment of distributions and some of our distributions have been paid from other sources such as financing activities, components of which include proceeds from the Offering, borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow. In addition, from time to time, our Advisor and its affiliates may agree, as they did in January 2011, to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses, provide loans or otherwise supplement investor returns in order to increase the amount of cash available for operating needs and distributions. In March 2011, we also obtained a $2.5 million loan from our Advisor to further bridge our liquidity needs. The $2.5 million loan has a maturity date of the earliest of (i) the second anniversary of the date of the note, (ii) the termination without cause of the advisory management agreement or (iii) the termination without cause of the property management agreement, and bears interest at a rate of 5%. The balance on the loan at December 31, 2012 was $1.5 million. We paid the $1.5 million in March 2013. To the extent distributions have been paid from financing activities, we will have less money available for other uses, such as cash needed to refinance existing indebtedness, which may negatively impact our ability to achieve our investment objectives.

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

        We have begun the process of liquidating our portfolios. However, we are under no obligation to complete our liquidation within a specified time period and market conditions and other factors could delay our ability to liquidate our portfolio. If we are not successful in implementing our exit strategy, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily and could suffer losses on your investment.

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

        We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities that could occur as a result of the failure of one of these entities. However, the Federal Deposit Insurance Corporation, or "FDIC," only insures limited amounts per depositor per insured bank. At December 31, 2012, we had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

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

        Our Advisor and its affiliates, including our property manager, are entitled to substantial fees from us under the terms of our advisory management agreement and property management agreement. These fees could influence our Advisor's advice to us, as well as the judgment of affiliates of our

Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

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

        Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and 2010. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals to a maximum of 15% prior to 2013. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute to our stockholders, and we thus expect to avoid the "double taxation" to which other corporations are typically subject.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

General

        As of December 31, 2012, we wholly owned six properties and consolidated four properties through investments in joint ventures, including one classified as held for sale on our consolidated balance sheet. In addition, we are the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that is accounted for using the equity method.

        The following table presents certain additional information about our consolidated properties as of December 31, 2012:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired	Occupancy at December 31, 2012	Occupancy at December 31, 2011	Effective Annual Rent per Square Foot/Unit as of December 31, 2012(7)		Effective Annual Rent per Square Foot/Unit as of December 31, 2011(7)
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006	82%	86%	13.33		13.16
4950 S. Bowen Road, Land	Arlington, Texas	—	land	100%	2007	n/a	n/a	n/a		n/a
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007	97%	97%	20.62		20.31
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2007	100%	100%	20.72		20.72
Rio Salado Business Center	Phoenix, Arizona	—	development property	100%	2007	n/a	n/a	n/a		n/a
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	95%	2006	55% (1)	56% (1)	n/a		n/a
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property	94%	2007	46% (1)	51% (1)	n/a		n/a
Frisco Square(2)	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, restaurant and land)	100%	2007	(3)	(3)		(4)		(4)
Becket House(5)	London, England	46,000	long-term leasehold interest	80%	2007	69%	49%	57.44		41.55
Royal Island(6)	Commonwealth of Bahamas	—	development property	87%	2012	n/a	n/a	n/a		n/a

(1)
Hospitality property occupancy is a 12-month average occupancy.

(2)
As a result of the Reorganization Plan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for more details), we own 100% ownership interest in Frisco Square as of December 27, 2012.

(3)
Occupancy for retail, office, and restaurant was 85% and 78% at 12/31/12 and 12/31/11, respectively. Occupancy for multifamily was 95% and 86% at 12/31/12 and 12/31/11, respectively.

(4)
Effective annual rent per square foot for retail, office, and restaurant was $21.19 and $20.12 at December 31, 2012 and December 31, 2011, respectively. Effective annual rent per unit for multifamily was $13,186 and $11,443 at December 31, 2012 and December 31, 2011, respectively.

(5)
As of December 31, 2012, classified as held for sale on our consolidated balance sheet.

(6)
We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

(7)
Effective Rent is calculated as in-place contracted monthly rental revenue, including any premiums due for short term or month to month leases less any concessions or discounts.

        Five of our consolidated properties represented more than 10% of our 2012 base rent: Chase Park Plaza at 20%; Frisco Square at 15%; The Lodge & Spa at Cordillera at 14%; Northborough Tower at 13% and Northpoint Central at 11%.

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

Geographic Diversification

        The following table shows the geographic diversification of our real estate portfolio for those properties we consolidate on our financial statements including properties that are classified as discontinued operations as of December 31, 2012 ($ in thousands):

Location	December 31, 2012 Revenue(1)	Percentage of December 31, 2012 Revenue
Texas(2)	$19,596	60%
Missouri	6,620	20%
Colorado	4,615	14%
California(3)	1,178	4%
International(4)	785	2%

	$32,794	100%

(1)
2012 Revenue represents contractual base rental income of our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

(2)
Includes Tanglewood at Voss, 5000 S. Bowen Road data center and Bent Tree Green in discontinued operations.

(3)
Includes Santa Clara 700/750 Joint Venture in discontinued operations.

(4)
We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited and includes Becket House classified as held for sale on our consolidated balance sheet as of December 31, 2012.

Future Lease Payments Table

        The following table presents the future minimum base rental payments of our office properties due to us over the next ten years at our consolidated properties as of December 31, 2012 ($ in thousands):

Year	Future Minimum Base Rental Payments(1)
2013	$21,616
2014	13,141
2015	12,091
2016	10,739
2017	9,269
2018	2,452
2019	1,235
2020	1,222
2021	1,252
2022	955
Thereafter	2,102

Total	$76,074

(1)
Excludes Becket House classified as held for sale as of December 31, 2012

Portfolio Lease Expirations

        The following table presents lease expirations at our consolidated office properties other than Becket House, which is classified as held for sale on our consolidated balance sheet as of December 31, 2012 ($ in thousands):

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2013	10	$2,221	13%	162,504	21%
2014	7	1,525	9%	49,407	6%
2015	11	1,114	7%	75,398	10%
2016	9	1,678	10%	70,526	9%
2017	7	2,265	13%	88,607	11%
2018	7	6,529	38%	243,118	32%
2019	2	66	1%	3,581	1%
2020	—	—	0%	—	0%
2021	1	53	0%	1,836	0%
2022	2	1,207	7%	27,984	4%
Thereafter	3	365	2%	48,523	6%

Total	59	$17,023	100%	771,484	100%

(1)
Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Tenant Diversification

        As an opportunistic fund, we utilize a business model driven by investment strategy and value-add asset management. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, condominium and land held for development. Within our consolidated office properties, we have over 80 tenants who operate in numerous industries including technology, finance and insurance, professional services, and retail. The following table shows the tenant diversification of our real estate portfolio for our consolidated office properties as of December 31, 2012. In addition, we have approximately 100 leases at our multifamily property. These multifamily leases are short-term in nature. We do not have an industry breakdown of the employers of our multifamily tenants. Therefore, the multifamily leases are not reflected in the table below ($ in thousands).

Tenant Diversification	Leases at December 31, 2012	Percentage of December 31, 2012 Leases	2012 Annualized Base Rent(1)		Percentage of 2012 Annualized Base Rent	Leased Rentable Sq. Ft.		Percentage of Leased Rentable Sq. Ft.
Crude Petroleum and Natural Gas Extraction	1	2%	$5,836		34%	204,799		27%
Manufacturing	6	10%	2,226		13%	99,082		13%
Finance and Insurance	5	8%	1,697		10%	129,242		17%
Professional, Scientific, and Technical Services	8	14%	1,510		9%	69,872		9%
Arts, Entertainment, and Recreation	4	7%	862		5%	52,334		7%
Construction	1	2%	837		5%	38,483		5%
Accommodation and Food Services	7	12%	795		5%	27,434		4%
Other Services (except Public Adminstration)	5	7%	776		5%	35,257		4%
Information	3	5%	747		4%	43,570		6%
Management of Companies and Enterprises	1	2%	690		4%	26,502		2%
Utilities	2	3%	325		2%	13,461		2%
Retail Trade	7	12%	288		2%	15,432		2%
Real Estate and Rental and Leasing	4	7%	231		1%	7,915		1%
Health Care and Social Assistance	3	5%	151		1%	5,919		1%
Public Administration	1	2%	35		0%	1,357		0%
Mining	1	2%	17		0%	825		0%

	59	100%	$17,023	(2)	100%	771,484	(2)	100%

(1)
Represents the cash rental rate of base rents, excluding tenant reimbursements, in the final month prior to the expiration multiplied by 12, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(2)
Excludes Becket House classified as held for sale on our consolidated balance sheet as of December 31, 2012.

        As of December 31, 2012, a tenant at our Northborough office building, and our Chase Hotel Plaza operating lease accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties. The Chase Hotel Plaza operating lease was terminated on February 19, 2013 and we have formed a wholly-owned entity to lease the hotel from the Company.

Item 3.    Legal Proceedings

        None

Item 4.    Mine Safety Disclosures

        None

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

        On December 14, 2012, pursuant to our Estimated Valuation Policy, our board of directors met and established an estimated per share value of the our common stock as of December 14, 2012 of $3.58 based on financial information as of September 30, 2012, adjusted from the previous estimated per share value of $4.12 established on December 20, 2011.

  Estimated Per Share Value Process and Methodology

        Our board of directors' objective in determining an estimated value per share was to arrive at an estimated value that it believes is reasonable after consultation with an independent, third party real estate research, valuation and advisory firm engaged by the Company, and our advisor, Behringer Harvard Opportunity Advisors I, LLC (the "Advisor"), using what the board of directors deems, to be appropriate valuation methodologies and assumptions under current circumstances in accordance with the Estimated Valuation Policy.

        As a part of the Company's valuation process, the Company obtained the opinion of Robert A. Stanger & Co., Inc. ("Stanger"), an independent third party, that the estimated valuation that was prepared by the Advisor was reasonable and was prepared in accordance with appropriate methods for valuing real estate. Stanger reviewed the Advisor's analysis and provided a report with its range of estimated property values, which was consistent with the Advisor's analysis. In arriving at an estimated value per share for the board's consideration, the Advisor utilized valuation methodologies that it believes are standard and acceptable in the real estate industry for the types of assets held by the Company. Our board of directors met on December 14, 2012 to review and consider the valuation analyses prepared by the Advisor and Stanger. The Advisor presented a report to the board of directors with an estimated per share value, and the board of directors conferred with the Advisor and a representative from Stanger regarding the methodologies and assumptions used. The board of directors, including a majority of the independent directors, considered all information provided in light of its own familiarity with our assets and unanimously approved an estimated value of $3.58 per share.

        In forming their opinion of the real estate value of the twelve investments held by the Company as of September 30, 2012, Stanger performed appraisals on three of our investment properties for which we did not have a recent appraisal. For the remaining nine investments not appraised by Stanger, they reviewed the reasonableness and relied upon third-party appraisals for six of our investments. The Company's remaining investments were valued based on sales contracts, purchase offers, and valuation information provided by the Advisor.

        Stanger's opinion was expressed from a financial point of view and was subject to various limitations. In forming its opinion Stanger relied on information provided by our Advisor and third parties without independent verification. Stanger did not perform engineering or structural studies or environmental studies of any of the properties, nor did they perform an independent appraisal of the other assets and liabilities included in our estimated value per share. Our Advisor provided Stanger with information regarding lease terms and the physical condition and capital expenditure requirements of each property.

        Stanger has acted as a financial advisor to the Company and the Advisor in connection with this assignment and the compensation paid to Stanger in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Stanger. Stanger has rendered financial advisory services to the Company and the Advisor and its affiliates during the past two years for which usual and customary compensation has been paid to Stanger. Stanger may be engaged to provide financial advisory services to the Company and to the Advisor and its affiliates in the future.

        Our estimated per-share value of $3.58 as of December 14, 2012 reflects a decline from our previous estimated share value of $4.12 as of December 20, 2011. The investments that were the most significant to the decline in our real estate asset value related to our development property located in the Bahamas and our undeveloped land located in Arizona. Lack of capital for development projects and lack of opportunistic buyers continue to affect the values of these types of assets. The new estimated per-share value reflects the current challenging economic climate that continues to impact the real estate and capital markets, and opportunistic investing in particular.

        The following is a summary of the valuation methodologies used for each type of asset:

        Investments in Real Estate.    For purposes of calculating an estimated value per share, the Advisor utilized a variety of methods to estimate the value of our investments in real estate. As an opportunity style fund with a variety of asset types, both Stanger and our Advisor utilized different valuation methodologies, each as appropriate for the asset type under consideration to assign an estimated value to each asset. In calculating values for our assets, our Advisor used balance sheet and cash flow estimates as of September 30, 2012 and assumed that our assets were sold as of September 30, 2012 after an appropriate marketing process and giving effect to forecasted cash flows for the fourth quarter of 2012.

        Except as discussed below, we used recent appraisals prepared by independent third-party appraisers in connection with the Company's operating and financing activities. Stanger reviewed each of these independent appraisals to confirm the reasonableness of the assumptions and methodologies used in the appraisals. Stanger also prepared appraisals for certain of our properties in connection with the valuation. The appraisals estimated values by using discounted cash flow analysis, direct capitalization approach, sale comparables, or a weighting of these approaches in determining each property's value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates and other variables that fell within ranges that Stanger and the Advisor believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space and investor demand and return requirements.

        For one consolidated office building that sold after the valuation date, we used the contract sales price less selling costs. For one of our undeveloped land assets we used a purchase letter of intent less estimated selling costs to calculate the value.

        The value of our unconsolidated joint venture investment in a portfolio of retail and industrial properties located in Central Europe was calculated using bank valuations prepared for the European lenders using the September 30, 2012 exchange rate to convert to United States dollar

        We calculated the value of our condominium inventory using the current listing prices with deductions for estimated sale discounts and cost of sales, all discounted back to the current period.

        While our Advisor believes that the approaches used by appraisers in valuing our real estate assets including an income approach using discounted cash flow analysis and sales comparable analysis is standard in the real estate industry, the estimated values for our investments in real estate may or may not represent current market values or fair values determined in accordance with generally accepted accounting principles ("GAAP"). Real estate is currently carried at its amortized cost basis in our financial statements, subject to any adjustments applicable under GAAP.

        Investment in Mezzanine Loan.    To calculate the value of our mezzanine loan, we estimated the underlying collateral value of the multifamily project and compared that estimated value to the amount of the senior indebtedness, which has priority of payment to our mezzanine loan.

        Other Assets and Liabilities.    The carrying values of our other assets and liabilities are estimated to be equal to fair value due to their liquidity characteristics and/or short maturities.

        The estimated per share value does not reflect a liquidity discount for the fact that the shares are not traded on a national securities exchange, a discount for the non-assumability or prepayment obligations associated with certain of the Company's debt, or a discount for our corporate level overhead and other costs that may be incurred, including any costs related to the sale of the Company's assets. Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The markets for real estate can fluctuate and values are expected to change in the future.

Allocation of Estimated Value

        As of December 14, 2012, our estimated per share value was allocated as follows:

Consolidated real estate properties	$5.45	(1)
Unconsolidated joint ventures	0.33	(2)
Mezzanine loan investment	0.00	(3)
Mortgage debt	(2.95)	(4)
Other assets and liabilities	0.85
Noncontrolling interests	(0.10)

Estimated net asset value per share	$3.58
Estimated enterprise value premium	0.00

Total estimated value per share	$3.58	(5)

(1)
The following are the key assumptions (shown on a weighted average basis) which are used in the discounted cash flow models to estimate the value of the real estate assets we currently own (excluding one property encumbered by non-recourse debt that is valued at less than the amount of the debt.)

	Undeveloped Land	Office Buildings	Hotels	Condominiums	Mixed Use
Exit capitalization rate	n/a	8.2%	7.6%	n/a	7.7%
Discount rate	10.5%	9.4%	10.9%	8.0%	8.4%
Annual market rent growth rate	n/a	3.0%	3.5%	n/a	2.7%
Average holding period	6 years	8.6 years	10 years	1 year	10 years
(2)
The following are key assumptions (shown on a weighted average basis) which are used in the direct capitalization model in order to estimate the value of our unconsolidated joint ventures investment:

Direct capitalization rate	8.2%

(3)
The following are key assumptions which are used in the direct capitalization model in order to estimate the underlying collateral value of the multifamily project secured by our mezzanine loan:

Direct capitalization rate	5.3%
Annual market rent growth rate	3% - 7%
(4)
Excludes mortgage debt from one property encumbered by non-recourse debt (as noted in note 1 above) since the property's value is not estimated to be in excess of the debt. The Company anticipates a sale for this property whereby the lender receives all of the proceeds. Therefore, we have not attributed any value to this property in the Company's estimate of value.

(5)
As of September 30, 2012 we had 56,500,472 shares outstanding. The potential dilutive effect of our common stock equivalents does not impact our estimated per share value.

        The estimated per share value is based upon the assets that we owned as of September 30, 2012 and reflects an overall decline of 32% from original purchase price (excluding acquisition costs and operating deficits) of those assets plus post-acquisition capital investments.

        The real estate assets we owned as of September 30, 2012 reflect an overall decline of 32% from original purchase price (excluding acquisition costs and operating deficits) plus post-acquisition capital investments.

        While we believe that our assumptions utilized are reasonable, a change in these assumptions would impact the calculation of value of our real estate assets. For example, assuming all other factors remain unchanged, an increase of 25 basis points in the weighted average of the implied direct sales capitalization rate for properties using the year one net operating income would yield a decrease in the value of our real estate assets of 3.1%, while a decrease in the weighted average implied capitalization rate of 25 basis points would yield an increase in the value of our real estate assets of 3.3%. We have invested in non-U.S. dollar denominated real property and real estate-related securities exposing us to fluctuating currency rates. A change in the foreign exchange currency rates may have an adverse impact on our value.

Limitations of Estimated Value Per Share

        As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our board's estimated value per share. The estimated per share value determined by our board of directors neither represents the fair value according to GAAP of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he tried to sell his shares or if we liquidated our assets. Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

  •
  a stockholder would be able to resell his or her shares at this estimated value;

  •
  a stockholder would ultimately realize distributions per share equal to the Company's estimated value per share upon liquidation of the Company's assets and settlement of its liabilities or a sale of the Company;

  •
  the Company's shares would trade at the estimated value per share on a national securities exchange; or

  •
  the methodologies used to estimate the Company's value per share would be acceptable to FINRA or under ERISA for compliance with their respective reporting requirements.

        For further information regarding the limitations of the estimated value per share, see the Estimated Valuation Policy filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009. Although our Estimated Valuation Policy requires us to update our estimated per share value at least every 18 months, we intend to update our estimated per share value on an annual basis.

        The estimated value of our shares was calculated as of a particular point in time. The value of the Company's shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. There is no assurance of the extent to which the current estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by the Company or otherwise.

        The Company is diligently working to secure new leases with quality tenants to: increase net operating income and the ultimate value of our assets; complete, market, and sell development assets; execute on other value creation strategies; and minimize expenses when possible.

Holders

        As of February 28, 2013, we had 56,500,472 shares of common stock outstanding held by a total of approximately 20,900 stockholders.

Distributions

        We elected to qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2006. As a REIT, we are required to distribute at least 90% of our REIT taxable income to our stockholders annually. Some of our distributions to date have been paid from sources other than cash flow from operations to date. As the Company continues its objective of enhancing and repositioning its assets to create value, it has begun its disposition phase. In connection with entering our disposition phase, on March 28, 2011, our board of directors determined to cease regular quarterly distributions in favor of those that may arise from proceeds from asset sales. For tax purposes, the amounts distributed by us in 2011, represented a 100% return of capital.

        There were no distributions during the year ended December 31, 2012. Distributions for the quarters in the year ended December 31, 2011 were as follows ($ in thousands, except per share amounts):

Distributions Paid
				Total Distributions Declared	Declared Distribution Per Share
2011	Cash	Reinvested	Total
Fourth Quarter	$—	$—	$—	$—	$—
Third Quarter	—	—	—	—	—
Second Quarter	—	—	—	—	—
First Quarter(1)	485	925	1,410	—	—

Total	$485	$925	$1,410	$—	$—

(1)
The distribution was declared on January 10, 2011 for the fourth quarter 2010 and was paid on February 3, 2011.

        For further discussion regarding our ability to sustain the current level of our distributions, see "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions."

Recent Sales of Unregistered Securities

        None.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table provides information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	75,000	$7.50	10,925,000	*
Equity compensation plans not approved by security holders	—	—	—

Total	75,000	$7.50	10,925,000	*

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

        On March 30, 2009, our board of directors voted to accept all redemption requests submitted during the first quarter of 2009 from stockholders whose requests were made on circumstances of death, disability, or confinement to a long-term care facility (referred to herein as "Exceptional Redemptions"). However, the board determined to not accept, and to suspend until further notice, redemptions other than Exceptional Redemptions, referred to herein as "Ordinary Redemptions".

        On January 10, 2011, as is customary for REITs entering the disposition phase, the board suspended the redemption program with respect to all redemption requests until further notice. Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2012. This allows the Company to further conserve capital in anticipation of its portfolio capital needs that can preserve and enhance ultimate sales proceeds of its properties, including capital needs for leasing commissions, tenant improvements, completion of development or redevelopment, disposition costs, and other capital requirements.

        We have not presented information regarding submitted and unfulfilled redemptions during 2012 as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program suspension.

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

        As of December 31, 2008 and 2009, we consolidated 11 wholly owned properties and consolidated five properties through investments in joint ventures, including two hotels and development properties, and a mixed use office, retail, and multifamily property. We were the mezzanine lender for two properties that we consolidated under GAAP. We had noncontrolling, unconsolidated ownership interests in four properties that were accounted for using the equity method.

        As of December 31, 2010, we consolidated 11 wholly owned properties and consolidated five properties through investments in joint ventures, including two hotels and development properties and a mixed use office, retail and multifamily property. We were the mezzanine lender for one multifamily property. We had noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that were accounted for using the equity method. In August 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our property, Ferncroft Corporate Center, to the lender associated with the property. The results of this property are classified as discontinued operations in the accompanying consolidated statements of operations and other comprehensive loss.

        As of December 31, 2011, we wholly owned eight properties and consolidated four properties through investments in joint ventures. We are the mezzanine lender for one multifamily property which, prior to January 1, 2010, we consolidated as the primary beneficiary of the variable interest entity. In addition, we have noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. During the year ended December 31, 2011, we sold four of our wholly owned properties. The results of these properties are classified as discontinued operations in the accompanying consolidated statements of operations and other comprehensive loss. The property in one of our unconsolidated joint ventures was sold in December 2011.

        As of December 31, 2012, we wholly owned six properties and consolidated four properties through investments in joint ventures including one classified as asset held for sale on our consolidated balance sheet. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. During the year ended December 31, 2012, we sold four of our wholly owned properties and our noncontrolling, unconsolidated ownership interest in one joint venture.

        Accordingly, the following selected financial data may not be comparable. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

        The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

	As of December 31,
	2012	2011	2010	2009	2008
Total assets	$366,452	$531,179	$697,624	$843,931	$890,866

Long-term debt obligations	$138,863	$265,857	$347,825	$429,787	$416,179
Other liabilities	53,997	35,379	33,529	39,723	51,320
Noncontrolling interest(1)	1,364	7,593	3,609	(4,325)	5,502
Total Behringer Harvard Opportunity REIT I, Inc. equity	172,228	222,350	312,661	378,746	417,865

Total liabilities and equity	$366,452	$531,179	$697,624	$843,931	$890,866

	Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues	$42,004	$37,311	$61,954	$53,557	$42,866
Loss from continuing operations	$(62,286)	$(85,540)	$(41,040)	$(29,330)	$(35,593)
Gain (Loss) from discontinued operations	$5,728	$(9,920)	$(25,643)	$(18,630)	$(9,136)
Gain on sale of real estate	$—	$1,334	$3,901	$—	$—
Net loss	$(56,558)	$(94,126)	$(62,782)	$(47,960)	$(44,729)
Add: Net loss attributable to the noncontrolling interest	$3,782	$5,518	$1,549	$10,923	$10,028
Net loss attributable to common shareholders	$(52,776)	$(88,608)	$(61,233)	$(37,037)	$(34,701)
Basic and diluted loss per share	$(0.93)	$(1.57)	$(1.09)	$(0.67)	$(0.64)
Distributions declared per share	$—	$0.03	$0.10	$0.23	$0.30

(1)
As of December 31, 2012, noncontrolling interest consists of the noncontrolling ownership interests in real estate properties that we consolidate (Chase Park Plaza, The Lodge & Spa at Cordillera, the Becket House and Royal Island).

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

        As of December 31, 2012, we wholly owned six properties and consolidated four properties through investments in joint ventures including one classified as asset held for sale on our consolidated balance sheet. We are the mezzanine lender for one multifamily property. In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Arizona, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, London, England, the Czech Republic, Poland, Hungary, and Slovakia. During the year ended December 31, 2012, we sold four of our wholly owned properties and our noncontrolling unconsolidated ownership interest in one joint venture.

Liquidity and Capital Resources

  Strategic Asset Sales

        During 2012, the Company focused on creating and maintaining additional cash reserves to provide us the necessary flexibility in preserving and increasing the value of our remaining assets. During 2012, we sold five of our assets. On May 4, 2012, we sold our interest in the Santa Clara 800 Joint Venture to an unaffiliated third party for net proceeds of $12.4 million. On May 18, 2012, we sold Santa Clara 700/750 Joint Venture for a contract sales price of $47.8 million, excluding transaction costs. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness related to the property. We recorded a gain of less than $0.1 million related to the sale and received net proceeds of $8.2 million. On May 29, 2012, we sold Tanglewood at Voss for a contract sales price of $52.5 million, excluding transaction costs. A portion of the proceeds from the sale were used to satisfy the existing indebtedness related to the property. We recorded a gain of $3.2 million and received net proceeds of $13 million. On August 16, 2012, we sold our Bowen Road data center for a contract sales price of $25.9 million, excluding transaction costs. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness related to the property. We retained approximately 40 acres of land acquired with the Bowen Road data center. We recorded a gain of $8.9 million related to the sale and received net proceeds of $9.2 million. On October 16, 2012, we sold Bent Tree Green for a contract sales price of $12 million, excluding transaction costs. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness related to the property. We received net proceeds of $6 million. The majority of the net proceeds from sales occurring in 2012 were used to provide liquidity to refinance or repay maturing debt, cover operating expenses, and make enhancements to portfolio properties in cases where additional investment is warranted.

        We are negotiating a sale of our Becket House leasehold interest. The proceeds from the sale will be used to fully satisfy the debt. We are also marketing for sale our 40 acres of 4950 S. Bowen Road land. On March 7, 2013, we signed a purchase and sale agreement for our Rio Salado project for approximately $9.3 million. We expect the sale to close in second quarter of 2013. The remaining operating properties are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process. As the properties stabilize, they may require additional time and capital resources to lease up vacancy, retain key tenants, create value through reinvestment, or sell condominium units or land parcels before their ultimate disposition. Our portfolio also consists of three development projects and one note receivable, and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types. It is possible that we will invest enough additional capital in some of these sites to make them attractive to market to other developers rather than completing the original development plan. However, there can be no assurance that future dispositions will occur as planned, or, if they occur, that they will help us to meet our liquidity demands. Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.

  Liquidity Demands

        The primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties. During 2012 we improved our liquidity through strategic disposition of certain assets and through repayment and restructuring of debt. Our cash balance at December 31, 2012 is $34.8 million as compared to $13.5 million at December 31, 2011. Additionally, our debt to assets ratio decreased to 38% at December 31, 2012 as compared to 50% at December 31, 2011. Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity. The U.S., European, and global economies continue to experience the effects of the significant downturn that began more than four years ago. This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence, weaken financial institutions and adversely impact unemployment rates The disposal of our properties will be subject to these economic factors, including the ability of potential purchasers to access debt capital financing.

        Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase. As is usual for opportunity style real estate investment programs, we are structured as a finite life entity, and have entered the final phase of operations. This phase includes the selling of our assets, retiring our liabilities, and distributing net proceeds to stockholders. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues. If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.

        Our ability to continue as a going concern is, therefore, dependent upon our ability to sell real estate investments generate cash flow from operations, to pay or retire debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our company, including our development and operating properties. Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements), certain ongoing costs at our development properties, Company operating expenses, and interest and principal on our outstanding indebtedness. We expect to fund a portion of these demands by using cash flow from operations of our current investments and borrowings. Additionally, we will use proceeds from our strategic asset sales.

        To bridge our liquidity needs until those asset sales occured, in January 2011, we obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as we had sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable us to pay the deferred fees and reimbursements. Also in January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as we have sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable us to pay the deferred fees. The deferred property management oversight fees were fully repaid in 2012. The total deferred fees and expenses at December 31, 2012 and 2011 were zero and $2.9 million, respectively.

        On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our liquidity needs. The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement or (iii) the termination without cause of the property management agreement. The balance on the loan at December 31, 2012 and 2011 was $1.5 million. On March 25, 2013, we fully paid the loan and accrued interest.

        We continually evaluate our liquidity and ability to fund future operations and debt obligations (See note 9 Notes Payable for more details in the Notes to Consolidated Financial Statements). As part of those analyses, we consider lease expirations and other factors. As indicated in "Item 2. Properties—Portfolio Lease Expirations" above, office leases representing 13% of our annualized base rent will expire by the end of 2013. In the normal course of business, we are pursuing renewals, extensions and new leases. If we are unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations. In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period. Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations. As of December 31, 2012, 60% and 20% of our 2012 base rent was derived from tenants in Texas and Missouri, respectively, and 30%, 12% and 12% of our lease agreements at the office properties we consolidate on our financial statements were concentrated in the retail trade, finance and insurance and manufacturing industry, respectively.

  Chapter 11 Bankruptcy Filings—Frisco Debtors

        On June 13, 2012 (the "Petition Date"), the special purpose entity Behringer Harvard Frisco Square, LP, along with our indirect subsidiaries BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC (collectively, the "Frisco Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases"), in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The Chapter 11 Cases pertain only to the Frisco Debtors, neither the Company nor any of its other wholly owned subsidiaries, or joint ventures, either consolidated or unconsolidated, have sought such protection.

        The Frisco Debtors operated as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the order of the Bankruptcy Court. On October 22, 2012, the Frisco Debtors filed a Joint Consolidated Plan of Reorganization (the "Reorganization Plan"), which, after certain modifications and amendments, was confirmed by an order of the Bankruptcy court entered on December 20, 2012 allowing the Frisco Debtors to emerge from bankruptcy. Under the Reorganization Plan, all creditors are paid 100%: some immediately, and some over time. The reorganized Frisco Debtors wholly own the Frisco property.

        Pursuant to the Reorganization Plan, on December 27, 2012, the Frisco Debtors entered into an amended and restated loan agreement related to the BHFS Loan. The amended BHFS Loan matures in five years with one two-year extension available if certain conditions are met. The amended BHFS Loan requires monthly payments of interest at LIBOR plus 300 basis points and monthly principal payments based upon a 30-year, 5% annual interest rate amortization schedule.

        Also on December 27, 2012 and pursuant to the Reorganization Plan, the Frisco Debtors entered into a modification of the Theater Loan and the maturity date was extended to February 1, 2018 with one two-year extension available if certain conditions are met. The modified Theater Loan requires monthly payments of interest at LIBOR plus 300 basis points and monthly principal payments based upon a 30-year, 5% annual interest rate amortization schedule.

        In conjunction with the Reorganization Plan, the Company made an aggregate $16.5 million payment to partially pay down the principal of the BHFS Loan, and the lenders released all encumbrances related to the vacant land of approximately 27.5 acres owned by the BHFS Entities. The BHFS Loan balance after the pay down is currently approximately $26.9 million. The current balance of the Theater Loan is approximately $4.6 million. The BHFS Loan and the Theater Loan are cross-defaulted.

        On December 27, 2012, in connection with the BHFS Loan amendment and the Theater Loan modification, the Company executed a new guaranty agreement with the lenders, which guarantees payment of principal, accrued interest and certain lender costs and expenses subject to a cap. The notional amount of the cap is $11.2 million. The guaranty cap may be reduced by voluntary principal repayments, as defined in the guaranty agreement.

        Pursuant to the Reorganization Plan, the Frisco Debtors also agreed to settle claims made by the City of Frisco. Under the Frisco Square Development Agreement (the, "Development Agreement"), as amended and supplemented between certain predecessors-in-interest to the Frisco Debtors and the City of Frisco (the "City"), the City was to be reimbursed approximately $1.3 million on April 1, 2013 related to the costs and expenses associated with the construction of Frisco Plaza located at Frisco Square in from the Frisco City Hall (the, "Plaza Obligation"). The City of Frisco issued $12.5 million of bonds that were used to make public improvements within the Frisco Square Management District (the, "MMD"). Under the Development Agreement the predecessors-in-interest to the Frisco Debtors agreed to be responsible for 50% of the bond debt service (the, "Bond Obligation). At the time the real property value with the MMD reaches $125 million the Bond Obligation will be reduced by 1/2% for each $1 million above the $125 million threshold. At $225 million of real property values within the MMD the Bond Obligation is terminated. The total outstanding Bond Obligation at December 31, 2012 was $6.1 million.

        The Development Agreement allowed that the Bond Obligation, the Plaza Obligation and other monetary obligations pursuant to the Development Agreement could be apportioned based upon the value of the real property and real property improvements if an association, as defined, is formed. The Frisco Square Property Owner's Association (the, "POA") was formed on October 5, 2007. The POA pays for salaries, maintenance, special events, capital improvements and bond payments related to land within its defined area. In turn, the POA assesses its members for these costs. We are not the sole member of the POA. The annual bond debt service assessed by the POA is approximately $491,000. The Frisco Debtors expensed approximately $328,000 which is included in the accompanying consolidated statements of operations and other comprehensive loss.

        Pursuant to the Reorganization Plan, the Frisco Debtors paid the $1.3 million to the City of Frisco for the Plaza Obligation on December 27, 2012. For the Bond Obligation, the Frisco Debtors agreed to escrow one year's worth of principal interest payments. The Frisco Debtors also agreed to make the semi-annual interest and principal payments. For both the Plaza Obligation and the Bond Obligation, the Frisco Debtors expect to utilize the POA to assess its members and to be reimbursed pro-ratably. The $1.3 million is included in prepaid expenses and other assets in the December 31, 2012 balance sheet.

        Under the Development Plan, 720 parking spaces in a minimum of two parking garages were required to be constructed by February 2012 (the, "Parking Obligation"). The Reorganization Plan extends the date to build the garages until February 1, 2018.

        The City has secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by the BHFS I, LLC. The book value of the BHFS I, LLC land is $28.2 million. In the event the reorganized Frisco Debtors sell the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account for the benefit of the City to secure the Parking Obligations until the amount in the escrow is $7 million. The current amount in the escrow is zero. For the Bond Obligation, the City will release the lien on the land to be sold provided that the City is provided with substitute collateral worth the amount of property to be sold. As discussed above, the Bond Obligation will be reduced from time to time and terminated once property values reach $225 million within the MMD.

  Debt Financings

        One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2012. The table does not represent any extension options ($ in thousands).

	Payments Due by Period(1)
	2013	2014	2015	2016	2017	After 2017	Total
Principal payments—fixed rate debt	$2,229	$359	$812	$28,897	$26,187	$—	$58,484
Interest payments—fixed rate debt	4,075	4,035	3,991	2,729	564	—	15,394
Principal payments—variable rate debt	465	50,259	521	547	25,335	4,232	81,359
Interest payments—variable rate debt (based on rates in effect as of December 31, 2012)	4,699	4,759	990	975	954	23	12,400

Total	$11,468	$59,412	$6,314	$33,148	$53,040	$4,255	$167,637

(1)
Does not include approximately $0.5 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower. Does not include the loan secured by our Becket House property which is classified as obligations associated with real estate held for sale on our consolidated balance sheet. Includes $1.5 million notes payable to related party, which was fully repaid on March 25, 2013.

        We have no scheduled maturities in the twelve months following December 31, 2012, other than the debt related to Becket House. Our Becket House non-recourse debt of $25.4 million matured on December 31, 2012. We are negotiating a sale of the property and the lender is expected to accept the sales proceeds as full satisfaction of the outstanding debt.

        As of December 31, 2012, we were not in compliance with covenants related to Becket House. The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan. We did not have a hedge in place. We expect the sale to close in the second quarter of 2013.

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

        Each of our loans is secured by one or more of our properties. At December 31, 2012, our notes payable interest rates ranged from 3.2% to 15%, with a weighted average interest rate of 6.3%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough Tower, Frisco Square, Las Colinas Commons and Northpoint Central investments require monthly payments of both principal and interest. At December 31, 2012, our notes payable had maturity dates that ranged from December 2014 to February 2018.

        As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our developments and property investments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow. In addition, the dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (i) leads to a decline in real estate values generally; (ii) slows real estate transaction activity; (iii) reduces the loan to value upon which lenders are willing to extend debt; and (iv) results in difficulty in refinancing debt as it becomes due. Any of these events may have a material adverse impact on the value of real estate investments and the revenues, income or cash flow from the acquisition and operation of real properties and mortgage loans. In addition, the current state of the capital markets may continue to negatively impact our ability to raise additional equity should we decide to bring in partners on our development properties.

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

        Effective May 15, 2012, we modified and extended the loan secured by our Bent Tree Green property. The maturity date was extended to May 19, 2014, and we made a principal payment of $1 million. On October 16, 2012, we sold Bent Tree Green for a contract sales price of $12 million, excluding transaction costs. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness related to the property.

        On May 18, 2012, we obtained new financing of $15 million secured by our 5000 S. Bowen Road property. The two year loan bore interest at LIBOR + 5.5% (with a 7% minimum rate) and required interest-only payments for the first twelve months, then monthly fixed principal payments of $60,000 plus accrued interest thereafter. The loan could be prepaid at any time subject to payment of an exit fee of $150,000, and satisfaction of interest equal to $1 million less total cumulative interest paid. The loan was nonrecourse except for customary carve-outs. On August 16, 2012, we sold our Bowen Road data center for a contract sales price of $ 25.9 million, excluding transaction costs. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness related to the property including $0.8 million paid for yield maintenance.

        On December 27, 2012, the Frisco Debtors entered into an amended and restated loan agreement related to the BHFS Loan. The amended BHFS Loan matures in five years with one two-year extension available if certain conditions are met. The amended BHFS Loan requires monthly payments of interest at LIBOR plus 300 basis points and monthly principal payments based upon a 30-year, 5% annual interest rate amortization schedule.

        Also on December 27, 2012, the Frisco Debtors entered into a modification of the Theater Loan and the maturity date was extended to February 1, 2018 with one two-year extension available if certain conditions are met. The modified Theater Loan requires monthly payments of interest at LIBOR plus 300 basis points and monthly principal payments based upon a 30-year, 5% annual interest rate amortization schedule.

        The Company made an aggregate $16.5 million payment to partially pay down the principal of the BHFS Loan, and the lenders released all encumbrances related to the vacant land of approximately 26 acres owned by the BHFS Entities. The BHFS Loan balance after the pay down is currently approximately $26.9 million. The current balance of the Theater Loan is approximately $4.6 million. The BHFS Loan and the Theater Loan are cross-defaulted.

        On December 27, 2012, in connection with the BHFS Loan amendment and the Theater Loan modification, the Company executed a new guaranty agreement with the lenders, which guarantees payment of principal, accrued interest and certain lender costs and expenses subject to a cap. The notional amount of the cap is $11.2 million. The guaranty cap may be reduced by voluntary principal repayments, as defined in the guaranty agreement.

        Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $34.8 million on our consolidated balance sheet as of December 31, 2012), new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.

        As of December 31, 2012, restricted cash on the consolidated balance sheet of $5.8 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

  Joint Venture Indebtedness

        We have noncontrolling, unconsolidated ownership investment in a joint venture consisting of 22 properties. We exercise significant influence over, but do not control, these entities and, therefore, they are presently accounted for using the equity method of accounting. As of December 31, 2012, the total amount of aggregate debt held by unrelated parties that was incurred by this venture was approximately $83.7 million (based upon the December 31, 2012 currency exchange).

        The table below summarizes the outstanding debt of these properties as of December 31, 2012 ($ in thousands).

Properties	Venture Ownership %	Interest Rate (as of December 31, 2012)		Carrying Amount	Maturity Date
Central Europe Joint Venture	47%	3.06%	(1)	$83,696		(2)

(1)
Represents the weighted average interest rate of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

(2)
Approximately $24.7 million of the notes payable have matured and the joint venture partner is in negotiations for extensions until refinancings can be obtained. Approximately $24.4 million of the loans mature in 2013 and $34.6 million of the loans mature in 2016.

Market Outlook

        During 2012, the U.S. economic recovery, although still slow by most measures, survived uncertainties over the general election and the fiscal cliff and exhibited visible improvements in many fundamentals. One of the more important factors was the apparent stabilization of the housing sector, a sector that historically has been important in prior economic recoveries. In the second half of the year, home price indexes for the largest 20 cities in the U.S. had recovered to 2003 levels. While these are still not at pre-recession highs, these are levels that show improvement in inventories, foreclosures and distressed sales. With recent government initiatives to encourage a housing recovery, many analysts are projecting a faster pace to clear the supply of foreclosed and vacant properties. Other improvements were made in factory output, particularly autos and other durable goods, corporate profits and modest gains in employment. Regarding employment, the economy averaged 165,000 new jobs in the fourth quarter of 2012, higher than prior quarters, but because that is barely exceeding new workers entering the market, it is a level that is consistent with a slow, gradual recovery. Unemployment and underemployment numbers remain stubbornly high which is a risk for the economy.

        Offsetting these factors and likely contributors to a slower, moderate recovery are uneven private consumption, as individual savings rates continue to rise; continued decline in new business creation, as investors are reluctant to increase their risk capital; and decreases in the labor force, as the long term unemployed are not returning to the work force and may be structurally unemployed. Also, there is concern over the consequences and uncertainty related to political gridlock, which was reported as a major factor in the negative GDP report for the fourth quarter of 2012. The debate over the debt limit appears to be continuing for an extended period and risks a downgrade of U.S. credit and increased borrowing costs. The federal government has not passed a budget in the last four years and appears to be in a prolonged debate over spending and tax levels. We believe that businesses and consumers tend to be very conservative when confronted with these kinds of issues, which could disrupt what could otherwise be a stronger recovery. On a net basis, we believe the U.S. economy can overcome a certain degree of these issues, and with most analysts, we expect a moderate, but uneven U.S. growth for the near term. However, these issues have the potential to be very significant to the economy.

        If the economy continues to improve, we expect room rates for hotels to increase since demand for hotel rooms is generally correlated with growth in the U.S. gross domestic product (GDP). Smith Travel Research indicates that the 2012 national overall occupancy rate for hospitality properties in the United States increased from 60.1% in the fourth quarter of 2011 to 61.4% at the end of 2012 and the national overall Average Daily Rate increased from $101.64 in the fourth quarter of 2011 to $106.10 at the end of 2012. By contrast, we expect our office properties, to have minimal growth as employment growth has posted gains, but at a slow rate. Nationally, office vacancy fell by 60 basis points in 2012 to 15.4%. Certain office markets will continue to benefit from employment gains specific to the location and regionally based growth industries such as technology, energy and health care.

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

        We own a joint venture interest in a portfolio of Central European properties located in Czech Republic, Poland, Hungary, and Slovakia. The euro zone economics in contrast with the U.S. continue to struggle. Europe has suffered a worse decline in output and a sharper rise in unemployment. The International Monetary Fund's economic forecasters expect the euro area's output to shrink 0.2% this year and to recover very slowly in 2014. We have [xx]% of our debt amount within the Central European portfolio that has matured or is maturing in 2013. While the European lenders indicate a willingness to forbear or offer short-term extensions, we are seeing limited availability of new debt.

Results of Operations

        As of December 31, 2012, we were invested in 12 assets including six wholly owned properties (including one asset classified as held for sale), and four properties consolidated through investments in joint ventures. In addition, we are the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Arizona, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, England, the Czech Republic, Poland, Hungary, and Slovakia.

        As of December 31, 2011, we had invested in 17 assets including eight wholly owned properties (including four in discontinued operations) and four consolidated properties through investments in joint ventures and a consolidating interest in a note receivable joint venture. In addition, we were the mezzanine lender for one multifamily property. We also had a noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that was accounted for using the equity method. Our investment properties were located in Arizona, California, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, England, the Czech Republic, Poland, Hungary, and Slovakia.

Fiscal year ended December 31, 2012 as compared to the fiscal year ended December 31, 2011

  Continuing Operations

        Revenues.    Our total revenues increased by $4.7 million to $42 million for the year ended December 31, 2012 as compared to $37.3 million for the year ended December 31, 2011. The change in revenues was primarily due to:

  •
  an increase in rental revenue of $3.2 million to $27.1 million for the year ended December 31, 2012 compared to $23.9 million for the year ended December 31, 2011 primarily due to an increase in rental income of $2.4 million from our Chase Park Hotel lease and $0.6 million increase in rental revenues at our Frisco Square property; and

  •
  an increase in condominium sales of $1.3 million to $10.2 million for the year ended December 31, 2012 compared to $8.9 million for the year ended December 31, 2011. We sold 17 condominium units at Chase—The Private Residences in the year ended December 31, 2012 compared to 12 units sold during the year ended December 31, 2011.

        Property Operating Expenses.    Property operating expenses for the year ended December 31, 2012 were $15.8 million as compared to $13.2 million for the year ended December 31, 2011, and were comprised of operating expenses from our consolidated properties. Our property operating expenses increased primarily due to the consolidation of the Royal Island operations beginning in June 2012.

        Cost of Condominium Sales.    Cost of condominium sales, relating to the sale of condominium units at Chase—The Private Residences, for the year ended December 31, 2012 was $10.2 million as compared to $9 million for the year ended December 31, 2011. We closed on the sale of 17 condominium units at Chase—The Private Residences during the year ended December 31, 2012. We closed on the sale of 12 condominium units during the year ended December 31, 2011.

        Condominium inventory impairment.    We recognized a non-cash charge of $11.7 million and $0.4 million to reduce the carrying value of condominiums at The Lodge & Spa at Cordillera and Chase—The Private Residences, respectively, during the year ended December 31, 2012. We recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase—The Private Residences and a $4 million non-cash charge related to our condominium development at Cordillera during the year ended December 31, 2011, due largely to the nationwide downturn in the housing and related condominium market that began during 2007 and continued through 2011. This downturn has resulted in lower than expected sales volume and reduced selling prices.

        Impairment charge.    For the year ended December 31, 2012, we recognized impairment charges of $7.3 million related to Rio Salado. For the year ended December 31, 2011, we recognized impairment charges of $6.2 million related to Rio Salado and $5.1 million related to Frisco Square. We also recorded a $1.4 million impairment related to our 50% unconsolidated joint venture in Santa Clara 800.

        Provision for loan losses.    During the year ended December 31, 2012, we recorded a $12 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value (See Note 6—Real Estate Investments for further discussion). We also recorded $0.2 million provision for loan losses related to our working capital loan to the Chase Hotel lessor. During the year ended December 31, 2011, we recorded a $5.3 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value. We also recorded a $2.5 million provision for loan losses related to the Alexan Black Mountain mezzanine loan, which took the book value to zero.

        Equity in losses of unconsolidated joint ventures.    Our equity in losses of unconsolidated joint ventures decreased by $29.6 million for the year ended December 31, 2012. During 2012, our Central Europe joint venture recorded a $5.8 million impairment related to certain assets. The Company's portion of the impairment was approximately $2.7 million, which was recorded in the Company's statement of operations through the equity in losses of unconsolidated joint ventures line item. During 2011, Royal Island recorded a $101.1 million impairment. The Company's portion of the impairment was approximately $31 million, which was recorded in the Company's statement of operations through the equity in losses of unconsolidated joint ventures line item.

        Reorganization expenses.    During the year ended during December 31, 2012, we recorded reorganization expense of $1.8 million related to Frisco Square.

Fiscal year ended December 31, 2011 as compared to the fiscal year ended December 31, 2010

  Continuing Operations

        Revenues.    Our total revenues decreased by $24.7 million to $37.3 million for the year ended December 31, 2011 as compared to $62 million for the year ended December 31, 2010. The change in revenues is primarily due to:

  •
  decrease in condominium sales of $18.9 million for the year ended December 31, 2011 compared to 2010. We closed on the sale of 12 condominium units at Chase—The Private Residences at an average sales price of $0.7 million each during the year ended December 31, 2011. We closed on the sale of 15 condominium units at an average price of $1.9 million each at Chase—The Private Residences during the year ended December 31, 2010; and

  •
  no interest income from notes receivable was earned as of December 31, 2011 as compared to $6.4 million earned as of December 31, 2010. The interest income from notes receivable for the year ended December 31, 2010 is due to interest received from the Royal Island borrowers and interest earned on the Tanglewood at Voss mezzanine loan.

        Property Operating Expenses.    Property operating expenses for the year ended December 31, 2011 were $13.2 million as compared to $13.5 million for the year ended December 31, 2010, and were comprised of operating expenses from our consolidated properties. Our property operating expenses may fluctuate as we have asset sales.

        Cost of Condominium Sales.    Cost of condominium sales, relating to the sale of condominium units at Chase—The Private Residences, for the year ended December 31, 2011 was $9 million as compared to $28.2 million for the year ended December 31, 2010. We closed on the sale of 12 condominium units at Chase—The Private Residences during the year ended December 31, 2011. We closed on the sale of 15 condominium units during the year ended December 31, 2010.

        Condominium inventory impairment.    We recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase—The Private Residences and a $4 million non-cash charge related to our condominium development at Cordillera during the year ended December 31, 2011, due largely to the nationwide downturn in the housing and related condominium market that began during 2007 and continued through 2011. This downturn has resulted in lower than expected sales volume and reduced selling prices. There was $5.7 million impairment charges related to our condominium inventory for the year ended December 31, 2010.

        Impairment charge.    For the year ended December 31, 2011, we recognized impairment charges of $6.2 million related to Rio Salado and $5.1 million related to Frisco Square. We also recorded a $1.4 million impairment related to our 50% unconsolidated joint venture in Santa Clara 800. For the year ended December 31, 2010, we recognized impairment charges totaling $7.6 million related to one of our office buildings located in Houston, Texas and to our 30.69% unconsolidated joint venture interest in Royal Island.

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

Cash Flow Analysis

  Fiscal year ended December 31, 2012 as compared to the fiscal year ended December 31, 2011

        Cash used in operating activities for the year ended December 31, 2012 was $3.1 million, and was comprised of the net loss of $56.6 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $17.1 million, an impairment charge of $20.7 million, loss on early extinguishment of debt of $1.5 million, equity in losses of our unconsolidated joint venture of $6.9 million, change in condominium inventory of $9.8 million, provision for loan losses of $12.2 million and offset by the adjustment for gain on sale of real estate of $12 million and cash used by working capital and other operating activities of approximately $2.7 million. Cash provided by operating activities for the year ended December 31, 2011 was $17.5 million, and was comprised of the net loss of $94.1 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $23.1 million, an impairment charge of $23.8 million, provision for loan losses of $7.9 million, equity in losses of our unconsolidated joint venture of $36.5 million, and change in condominium inventory of $23.5 million, primarily from the sale of the historic tax credits. This was offset by cash used by working capital and other operating activities of approximately $0.5 million, the adjustment for the gain on troubled debt restructuring of $0.5 million and by the adjustment for gain on sale of real estate of $2.2 million.

        Cash provided by investing activities for the year ended December 31, 2012 was $129.8 million and was comprised of proceeds from the sale of real estate and unconsolidated joint venture of $135.4 million and change in restricted cash of $2.8 million. This was offset by capital expenditures for real estate under development of $3.4 million, investment in notes receivable of $2 million and additions of property and equipment of $3 million. Cash provided by investing activities for the year ended December 31, 2011 was $68.9 million and was comprised of proceeds from the sale of real estate of $81.1 million, distributions of $7.7 million from our unconsolidated joint venture and proceeds from notes receivable repayments of $1.1 million. This was offset by cash for expenditures for real estate under development of $3.9 million, additions of property and equipment of $6.5 million, investment in notes receivable of $5.1 million, and changes in restricted cash of $6 million.

        Cash used in financing activities for the year ended December 31, 2012 was $105.4 million and was primarily comprised of payments on notes payable and credit facility of $153.5 million offset by borrowings, net of financing costs, of $49.1 million and premium paid on extinguishment of debt of $1 million. Cash used in financing activities for the year ended December 31, 2011 was $82.8 million and was comprised of payments on notes payable and the senior secured credit facility of $154.3 million offset by borrowings, net of financing costs, of $69.9 million. Borrowings on a note payable to a related party were $1.5 million. Cash distributions were $0.5 million and net contributions from noncontrolling interest holders was $0.6 million.

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

Funds from Operations

        Funds from operations ("FFO") is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts ("NAREIT") in the April 2002 "White Paper of Funds From Operations" which is net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property and impairments of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership), plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures, subsidiaries, and noncontrolling interests as one measure to evaluate our operating performance. In October 2011, NAREIT clarified the FFO definition to exclude impairment charges of depreciable real estate (including impairments of investments in unconsolidated joint ventures and partnerships which resulted from measurable decreases in the fair value of the depreciable real estate held by the joint venture or partnership). We have calculated FFO for all periods presented in accordance with this clarification.

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

        Our calculation of FFO for the years ended December 31, 2012, 2011 and 2010 is presented below ($ in thousands except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net loss attributable to common shareholders	$(52,776)	$(88,608)	$(61,233)
Adjustments for(1):
Impairment charge(2)	23,610	51,791	31,194
Real estate depreciation and amortization(3)	18,125	25,592	28,938
Gain on sale of real estate(4)	(11,997)	(4,891)	(7,081)

Funds from operations (FFO)	$(23,038)	$(16,116)	$(8,182)

GAAP weighted average shares:
Basic and diluted	56,500	56,489	56,225
FFO per share	$(0.41)	$(0.29)	$(0.15)

Net loss per share	$(0.93)	$(1.57)	$(1.09)

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

(4)
2010 includes gain on sale of investment in unconsolidated joint venture.

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

        On January 10, 2011, as is customary for REITs entering the disposition phase, the board suspended the redemption program with respect to all redemption requests until further notice. Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2012.

        We have not presented information regarding submitted and unfulfilled redemptions during the year ended December 31, 2012 as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program's suspension.

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

        Distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions in 2012. The following summarizes certain information related to the sources of distributions in 2011 and 2010 ($ in thousands):

	December 31,
	2011	2010
Total Distributions Paid	$1,410	$8,402
Principal Sources of Funding:
Distribution Reinvestment Plan	$925	$5,676
Cash flow provided by operating activities	$17,488	$17,464
Cash available at the beginning of the period(1)	$9,833	$9,511

(1)
Represents the cash available at the beginning of the reporting period primarily attributable to excess funds raised from the issuance of common stock and borrowings after the impact of historical operating activities, other investing and financing activities.

        The following are the distributions paid and declared for the quarters in December 31, 2011 ($ in thousands except per share amounts).

Distributions Paid
				Total Distributions Declared	Declared Distribution Per Share
2011	Cash	Reinvested	Total
Fourth Quarter	$—	$—	$—	$—	$—
Third Quarter	—	—	—	—	—
Second Quarter	—	—	—	—	—
First Quarter(1)	485	925	1,410	—	—

Total	$485	$925	$1,410	$—	$—

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

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates, including investment impairment, on a regular basis. These estimates will be based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

  Reorganization Expense

        Reorganization items are expense or income items that were incurred or realized by the Frisco Debtors as a result of the Chapter 11 Cases are presented separately in the consolidated statements of operations and comprehensive loss.

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

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management's estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants. The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

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

        The nationwide downturn in the housing and related condominium market that began during 2007 and has continued has resulted in reduced selling prices. As a result of our evaluations in the first quarter of 2012, we recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase—The Private Residences during the year ended December 31, 2012. This non-cash charge is classified as condominium inventory impairment charges in the accompanying consolidated statement of operations. During 2012, as a result of the continuing lack of demand for condominium development, we evaluated our work in progress related to the Cordillera condominium development. As it is unlikely the Company will invest additional funds to restart the condominium development project, we determined that the investment property should be reclassified as land inventory. As a result of the change in use, we recognized a non-cash charge of $ 11.7 million to reduce the carrying value of the inventory to its fair value and reclassed $0.7 million from condominium inventory to land and $0.5 million to building as of December 31, 2012. For the year ended December 31, 2011 we recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase—The Private Residences and a $4 million non-cash charge to reduce the carrying value of our condominium development at Cordillera.

New Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued updated guidance for fair value measurements. The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance during 2012 is reflected in our financial statements and footnotes.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

  Interest Rate Risk

        We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $138.9 million in notes payable including the loan secured by Becket House (classified as held for sale) at December 31, 2012, $81 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by approximately $0.3 million. At December 31, 2012 we have $49.4 million of our consolidated variable rate debt hedged with interest rate caps.

        At December 31, 2012, interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets. A 100 basis point decrease in interest rates would result in a less than $0.1 million net decrease in the fair value of our interest rate caps and swaps. A 100 basis point increase in interest rates would result in a less than $0.1 million net increase in the fair value of our interest rate caps and swaps.

  Foreign Currency Exchange Risk

        We currently have a leasehold interest in London, England that holds $0.2 million in British pound-denominated accounts at European financial institutions. We also own an approximately 47% interest in a joint venture consisting of 22 properties in the Czech Republic, Poland, Hungary, and Slovakia that holds $3.9 million in local currency-denominated accounts at European financial institutions. As the cash is held is the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations. Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

  Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2012, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2012, were effective in providing reasonable assurance regarding reliability of financial reporting.

  Changes in Internal Control over Financial Reporting

        There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        On February 19, 2013, Chase Park Plaza Hotel, LLC ("CPPH"), a 95% owned subsidiary of the Company that owns the Chase Park Plaza Hotel (the "Hotel"), filed a Motion for a Temporary Restraining Order, Preliminary and Permanent Injunction in the Circuit Court of the City of St. Louis, State of Missouri against James L. Smith, Francine V. Smith, Marcia Smith Niederinghaus, Kingsdell L.P. and CWE Hospitality Services, LLC (collectively, the "Smith Defendants") requesting the Court remove the Smith Defendants from the property and from interfering with Plaintiff and the Hotel. James L. Smith and Marcia Smith Niederinghaus indirectly owned Kingsdell, L.P., the then lessee of the Hotel, and CWE Hospitality Services, LLC, the then management company and operator of the Hotel. CPPH alleged, among other things, that James L. Smith utilized Hotel operating funds to pay his and his wife's personal income taxes in excess of $434,000. The Temporary Restraining Order was granted on February 19, 2013 and is in place until May 22, 2013.

        Also on February 19, 2013, we terminated the hotel operating lease with Kingsdell, L.P., formed a wholly owned entity to lease the Hotel, terminated CWE Hospitality Services, LLC as the Hotel's management company, and engaged a third party management company to manage the Hotel.

        The Preliminary Injunction is scheduled for hearing along with the Smith Defendants' Motion to Dissolve the Injunction on May 22, 2013. On March 22, 2013, the Smith Defendants filed counterclaims asserting breaches of the parties' agreements, conversion of their property, and computer tampering in connection with CPPH taking control of the Hotel and seeking unspecified damages.

        We intend to vigorously prosecute our claims against the Smith Defendants. We do not believe that the counterclaims made by the Smith Defendants have merit and intend to vigorously defend against them.

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

        Robert S. Aisner, 66, served as our Chief Executive Officer from June 2008 through January 2012, as our President from our inception in November 2004 through January 2012, and one of our directors since our inception. In January 2012, Mr. Aisner was appointed Vice Chairman of the Board and in February 2013, Mr. Aisner was appointed to the office of Chairman. From July 2005 through June 2008, Mr. Aisner served as our Chief Operating Officer. In addition, Mr. Aisner has served as President (since May 2005), Chief Executive Officer (since July 2009 and from June 2008 until May 2009), and a director (since June 2003) of Behringer Harvard REIT I. Mr. Aisner also has served as President (from January 2007 through January 2012), Chief Executive Officer (from June 2008 through January 2012), and a director (since January 2007) of Behringer Harvard Opportunity REIT II, as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I since August 2006 and as President (since April 2007) and Chief Executive Officer (since September 2008) of Adaptive Real Estate Income Trust, Inc. ("Adaptive REIT") (formerly, Behringer Harvard Multifamily REIT II, Inc.). Furthermore, Mr. Aisner serves as a Class II Director of Priority Senior Secured Income Fund, Inc., a closed-end management investment company jointly advised by Behringer Harvard and Prospect Capital Management, LLC. Mr. Aisner is also Chief Executive Officer of our Advisor and President and Chief Operating Officer of our sponsor, Behringer Harvard Holdings.

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

        Michael J. O'Hanlon, 61, has served as our Chief Executive Officer and President since January 2012 and as one of our directors since February 2013. Mr. O'Hanlon also serves as Chief Executive Officer and President of several other Behringer Harvard—sponsored programs, including Behringer Harvard Opportunity REIT II. In addition, Mr. O'Hanlon has served as a director of Behringer Harvard Opportunity REIT II since February 2013.

        Prior to his appointment as an officer of the Company, Mr. O'Hanlon was an independent director of Adaptive REIT from September 2011 through December 2011. From September 2010 to December 2011, Mr. O'Hanlon was President and Chief Operating Officer of Billingsley Company, a major Dallas, Texas based owner, operator and developer that has interests in commercial office, industrial, retail, and multifamily properties. From November 2007 to October 2009, Mr. O'Hanlon served as Chief Executive Officer and President for Inland Western Retail Real Estate Trust, Inc., a public non-traded REIT, where he was responsible for an $8.5 billion national retail and office portfolio consisting of 335 properties and 51 million square feet. From January 2005 to October 2007, Mr. O'Hanlon served as head of Asset Management for Inland Real Estate Group of Companies. In total, Mr. O'Hanlon has over 30 years of management experience with public and private firms with commercial real estate portfolios, with a broad range of responsibilities including overseeing acquisitions, dispositions, restructurings, joint ventures and capital raising, and with experience with a diverse group of real estate-related investments including multifamily and debt-related investments. Mr. O'Hanlon received a Masters of Business Administration, Finance-Money and Financial Markets degree from Columbia University Graduate School of Business. Mr. O'Hanlon has also received a Bachelor of Science, Accounting degree from Fordham University. Mr. O'Hanlon has served and been an active member of the Real Estate Roundtable, NAREIT, ICSC and ULI.

        Our board of directors has concluded that Mr. O'Hanlon is qualified to serve as one of our directors for reasons including his over 30 years of management experience. His significant experience in commercial real estate allows him to complement the other board members in providing valuable investment strategy advice.

        Barbara C. Bufkin, 57, has served as one of our directors since March 2005. Ms. Bufkin has more than 30 years experience in the insurance industry and has been Executive Vice President, Business Development of Argo Group International Holdings, Ltd. since March 2011. Prior to that, Ms. Bufkin served as Senior Vice President, Business Development of Argo Group International Holdings, Ltd. from August 2007 to March 2011. Prior to that, from August 2004 until August 2007, Ms. Bufkin was Senior Vice President, Corporate Business Development of Argonaut Group, Inc. From September 2002 until August 2004, Ms. Bufkin was Vice President of Corporate Business Development of Argonaut. From 2001 until Ms. Bufkin became an employee of Argonaut in September 2002, she provided insurance and business development consulting services to Argonaut. From 2000 to September 2002, Ms. Bufkin also provided insurance and business development consulting services to other insurance companies and financial institutions, including consulting services to Swiss Re New Markets, General Re and AIG in connection with the $3 billion workers' compensation privatization of the Florida Special Disability Trust Fund. Prior to that, Ms. Bufkin served as Director of Swiss Re New Markets and Chairman, President and Chief Executive Officer of Swiss Re subsidiaries Facility Insurance Corporation (FIC) and Facility Insurance Holding Corporation (FIHC). Her background also includes nearly 15 years of industry experience in executive positions with Sedgwick Payne Company, E.W. Blanch Company and other insurance industry firms. Ms. Bufkin graduated cum laude from the State University of New York at Buffalo, with a B.A. in Philosophy. She is an alumna of the Leadership Texas, Stanford Executive Education, and Wharton Executive Education programs. She was a Director of the Southwestern Insurance Information Service for eight years. In 2000, she was nominated to the Texas Women's Hall of Fame and was selected to the 2004 Class of Leadership America. Ms. Bufkin was chosen as APIW (Association of Professional Insurance Woman) 2012 Insurance Woman of the Year.

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

        Terry L. Gage, 55, has served as one of our directors since September 2007. Mr. Gage has more than 20 years of senior management experience in corporate financial management, accounting and administration within the software, engineering, government contracting and professional services industries. Since January 2013, Mr. Gage has served as Vice President—Finance of Glazer's, Inc., a diversified beverage alcohol distributor. From May 2010 to December 2012, Mr. Gage was a business and financial consultant. From June 2008 to May 2010, Mr. Gage served as Chief Financial Officer and Vice President, Finance of Wilson & Associates, LLC, an interior architectural design firm. From September 2007 to June 2008, Mr. Gage served as Chief Administrative Officer of Wilson & Associates, LLC. From 2003 to September 2007, Mr. Gage was a business and financial consultant. From 1995 to 2003, Mr. Gage served as Executive Vice President and Chief Financial Officer, as well as Treasurer and Assistant Secretary, of Carreker Corporation, formerly a publicly traded consulting and software solutions company for the banking industry. Prior to joining Carreker, Mr. Gage was Vice President, Chief Financial Officer, Secretary and Treasurer for FAAC Inc., a software engineering and consulting services company, from 1986 to 1995. He holds a Bachelor of Business Administration degree from Eastern Michigan University and was a Certified Public Accountant from 1982 to 1989.

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

        Steven J. Kaplan, 62, has served as one of our directors since February 2006. Mr. Kaplan also served as a director of Behringer Harvard REIT I from May 2003 until April 2004. He has over 30 years of experience in the commercial real estate industry. From 1979 through 1993, Mr. Kaplan was a principal of and general counsel for Edgewood Investment Corporation, a regional real estate firm that acquired, operated and disposed of over 15 apartment communities, 12 shopping centers, 14 office buildings and six hotels. From 1994 through August 1999, Mr. Kaplan served as the President and Chief Executive Officer of Landauer Associates, Inc., a national valuation and consulting firm. In this capacity, Mr. Kaplan expanded the services of Landauer to include a national capital markets group as well as an international hospitality division. Landauer was sold to Grubb & Ellis in August 1999, and Mr. Kaplan served as chief operating officer of this international brokerage and property management firm. Since leaving Grubb & Ellis in March 2000, Mr. Kaplan has provided advisory services for various real estate service providers, owners and investors and has engaged in the practice of law with a focus on commercial real estate transactions. Mr. Kaplan is an attorney and is admitted to practice law in Texas, Iowa (inactive) and Illinois (retired).

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

Executive Officers

        In addition to Robert S. Aisner and Michael J. O'Hanlon, the following individuals serve as our executive officers:

        Andrew J. Bruce, 41, was elected our Chief Financial Officer in February 2012. Mr. Bruce also serves as Chief Financial Officer of Behringer Harvard Opportunity REIT II. Mr. Bruce also serves as Senior Vice President of Capital Markets for Behringer Harvard, a role in which he has served since March 2006, and is responsible for managing the financing activities for the Behringer Harvard programs, including the structuring and placement of commercial debt for new acquisitions and developments, for the refinancing of existing debt, debt restructurings, and for fund level credit facilities. Prior to joining Behringer Harvard, from 1994 to early 2006, Mr. Bruce worked for AMLI Residential Properties Trust in Dallas and in Chicago. While at AMLI, Mr. Bruce was responsible for placing AMLI's secured and unsecured debt and for overseeing the underwriting projections for new development and co-investment projects. Mr. Bruce holds a Masters in Business Administration degree from the University of Chicago, and a CPA designation. Mr. Bruce graduated from Western Michigan University with a Bachelor of Business Administration degree. Associations that Mr. Bruce is currently affiliated with include ULI (Full Member and Inner-City Council Leader), NAREIT, and Family Gateway Affordable Housing, Inc. where he serves as a board member and Vice Chairman.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2012 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2012.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        We do not directly compensate our named executive officers, nor do we reimburse our Advisor for compensation paid to our named executive officers for services rendered to us. Our executive officers also are officers of Behringer Opportunity Advisors I, our Advisor, and its affiliates, and are compensated by an affiliate of Behringer Harvard Holdings for their services to us, as well as for their services to other Behringer Harvard entities. Pursuant to the Second Amended and Restated Advisory Management Agreement, as amended, we pay certain management fees to our Advisor and its affiliates to compensate the Advisor for the services it provides in our day-to-day management. In addition, we reimburse certain expenses of the Advisor and its affiliates, including reimbursement for the costs of salaries and benefits of certain of their employees. Reimbursement for the costs of salaries and benefits of our Advisor's employees relate to compensation paid to our Advisor's employees that provide services to us such as accounting, administrative or legal, for which our Advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to our Advisor and other affiliates is found in Item 13 below. We, therefore, do not have, nor has our board of directors or compensation committee considered a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.

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

        Under our 2004 Amended and Restated Incentive Award Plan (the "Incentive Award Plan"), each non-employee director, prior to March 25, 2013 was automatically granted an option to purchase 5,000 shares of common stock on the date he or she first becomes a director and upon each person's reelection as a director. The board of directors determined the fair market value of our shares under the Incentive Award Plan. Options granted prior to 2008 have an exercise price of $9.10 per share, options granted in 2008 have an exercise price of $9.50 per share, options granted in 2009 have an exercise price of $8.17, options granted in 2010 have an exercise price of $8.03, options granted in 2011 have an exercise price of $7.66 per share, and options granted in 2012 have an exercise price of $4.12. Options granted to non-employee directors prior to 2008 pursuant to the Incentive Award Plan became exercisable for a period of one year as to 25% of the original option grant during each of 2010 and 2011 and at the end of such year any unexercised options expired. The remaining 50% of the original option grant became exercisable during 2012 and at the end of 2012 any unexercised options expired. Options granted to non-employee directors in 2008 and after pursuant to the Incentive Award Plan became fully exercisable on the first anniversary of the date of grant.

        On March 25, 2013, our board of directors, upon voted to amend the Incentive Award Plan to eliminate the automatic option grant to non-employee directors upon election or re-election to the board of directors.

Director Compensation Table

        The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)	Total ($)
Robert M. Behringer(2)	—		—	—
Robert S. Aisner	—		—	—
Barbara C. Bufkin	$73,750	(3)	—	$73,750
Terry L. Gage	$80,000	(4)	—	$80,000
Steven J. Kaplan	$73,750	(5)	—	$73,750

(1)
The value of stock option awards represents the amount of compensation cost under Accounting Standards Codification ("ASC") Topic 718.

(2)
Robert M. Behringer resigned from the board of directors on January 31, 2013.

(3)
Includes payment of $17,750 in 2012 for services rendered in 2011.

(4)
Includes payment of $19,000 in 2012 for services rendered in 2011.

(5)
Includes payment of $17,750 in 2012 for services rendered in 2011.

Incentive Award Plan

        The Incentive Award Plan was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005. The Incentive Award Plan is administered by our board of directors and provides for equity awards to our employees, directors and consultants and those of our affiliates. A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. An option to acquire 1,250 shares was awarded to Mr. Kaplan on February 17, 2006 when he was elected to our board of directors. In addition, on that date, an option to acquire 5,000 shares of our common stock was awarded to each of Ms. Bufkin and Robert J. Chapman, members of our board of directors. Options to acquire an additional 5,000 shares of our common stock were awarded to each of Ms. Bufkin, Robert J. Chapman and Mr. Kaplan on both June 29, 2006 and June 21, 2007 in connection with their reelection to our board of directors; however, upon his resignation from the board of directors in August 2007, Mr. Chapman forfeited the option to purchase 5,000 shares of our common stock that was awarded to him on June 21, 2007. An option to acquire 3,333 shares of our common stock was awarded to Mr. Gage on September 24, 2007 when he was elected to our board of directors. Options to acquire an additional 5,000 shares of our common stock were awarded to each of Ms. Bufkin, Mr. Gage and Mr. Kaplan on July 24, 2008, June 22, 2009, October 18, 2010, October 17, 2011 and November 9, 2012 in connection with their reelection to our board of directors. As of December 31, 2012, these are the only options to acquire shares of our common stock that have been awarded pursuant to the Incentive Award Plan.

Compensation Committee Interlocks and Insider Participation

        No member of our Compensation Committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2012 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2012, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table gives information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	75,000	$7.50	10,925,000	*
Equity compensation plans not approved by security holders	—	—	—

Total	75,000	$7.50	10,925,000	*

*
All shares authorized for issuance pursuant to awards not yet granted under the Incentive Award Plan.

Security Ownership of Certain Beneficial Owners

        The following table sets forth information as of February 28, 2013 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Behringer Harvard Holdings, LLC(2)	21,739	*
Robert S. Aisner(3)(4)	—	—
Barbara C. Bufkin(3)(5)	20,000	*
Terry L. Gage(3)(5)	20,000	*
Steven J. Kaplan(3)(5)	20,000	*
Michael J. O'Hanlon(3)(6)	—	—
Andrew J. Bruce(3)(7)	—	—
All directors and executive officers as a group (six persons)(8)	60,000	*

*
Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2013. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Does not include 1,000 shares of convertible stock owned by our Advisor, an indirect subsidiary of Behringer Harvard Holdings, LLC. Robert M. Behringer is the beneficial owner of approximately 40% of the outstanding limited liability company interests and beneficially controls the voting of approximately 85% of the outstanding limited liability company interests of Behringer Harvard Holdings, LLC.

(3)
The address of Messrs. Aisner, Gage, O'Hanlon, Kaplan, and Bruce and Ms. Bufkin is c/o Behringer Harvard Opportunity REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(4)
Does not include 21,739 shares of common stock and 1,000 shares of convertible stock owned by Behringer Harvard Holdings. Mr. Aisner controls the disposition of 4% of the limited liability company interests in Behringer Harvard Holdings. Robert M. Behringer has the right to vote Mr. Aisner's interest in Behringer Harvard Holdings.

(5)
Includes up to 20,000 shares issuable pursuant to vested stock options.

(6)
Michael J. O'Hanlon was elected our Chief Executive Officer and President in January 2012 and as our director in February 2013.

(7)
Andrew J. Bruce was elected our Chief Financial Officer in January 2012.

(8)
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

Transactions with Related Persons

        Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions, dispositions, asset management decisions, loan refinancings and other investments on our behalf. Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter.

        On December 20, 2011, we entered into an amendment to our advisory management agreement pursuant to which the annual asset management fee payable by us to the Advisor was reduced from 0.75% to 0.60% of the aggregate asset value of acquired real estate and real estate related assets effective January 1, 2012 and renewed the advisory management agreement, as amended, through December 31, 2012. On December 14, 2012, we entered into the Second Amendment to the Second Amended and Restated Advisory Management Agreement (the "Second Amendment") pursuant to which, effective January 1, 2013, the annual asset management fee payable by us to the Advisor was reduced from 0.60% to 0.575% of the aggregate asset value of acquired real estate and real estate related assets and no asset management fee is payable to the Advisor related to Alexan Black Mountain and Royal Island. Also on December 14, 2012, we renewed the advisory agreement, as amended, through December 31, 2013. Other than as described above, the terms of the advisory management agreement remain unchanged.

        During the year ended December 31, 2012, Behringer Harvard Opportunity Advisors I received an annual asset management fee of 0.60% of the aggregate asset value of acquired real estate and real estate related assets. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.60% of the aggregate asset value as of the last day of the month. For the year ended December 31, 2012, we incurred $3.3 million of asset management fees. Amounts include asset management fees from discontinued operations.

        Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the year ended December 31, 2012, we incurred $0.1 million in acquisition and advisory fees.

        Under the advisory management agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount. Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. For the year ended December 31, 2012, we incurred $0.5 million in debt financing fees.

        We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive officers. For the year ended December 31, 2012, we incurred costs for administrative services totaling $1.8 million.

        We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, "BH Property Management"), fees for management, leasing, and construction supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. In the year ended December 31, 2012, we incurred property management fees or oversight fees of $0.9 million.

        On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our short-term liquidity needs. The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement, or (iii) the termination without cause of the property management agreement. The balance on the loan at December 31, 2012 and 2011 was $1.5 million. On March 25, 2013, we fully paid the loan and the accrued interest.

        At December 31, 2012, we had a payable to our Advisor and its affiliates of $2.9 million. This balance consists of accrued fees, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees, a loan of $1.5 million and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management. At December 31, 2011, we had a payable to our Advisor and its affiliates of $5.8 million.

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

Audit and Non-Audit Fees

        The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years ended December 31, 2012 and 2011 ($ in thousands):

	2012	2011
Audit Fees(1)	$524	$592
Audit-Related Fees(2)	—	—
Tax Fees(3)	31	10
All Other Fees	—	—

Total Fees	$555	$602

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

        The Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2012 and 2011.

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

Behringer Harvard Opportunity REIT I, Inc.
Dated: March 28, 2013	By:	/s/ MICHAEL J. O'HANLON Michael J. O'Hanlon Chief Executive Officer and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2013	/s/ ROBERT S. AISNER Robert S. Aisner Chairman of the Board of Directors
March 28, 2013	/s/ MICHAEL J. O'HANLON Michael J.O'Hanlon Chief Executive Officer and Director (Principal Executive Officer)
March 28, 2013	/s/ ANDREW J. BRUCE Andrew J. Bruce Chief Financial Officer (Principal Financial Officer)
March 28, 2013	/s/ LISA ROSS Lisa Ross Treasurer (Principal Accounting Officer)
March 28, 2013	/s/ BARBARA C. BUFKIN Barbara C. Bufkin Director
March 28, 2013	/s/ TERRY L. GAGE Terry L. Gage Director
March 28, 2013	/s/ STEVEN J. KAPLAN Steven J. Kaplan Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT I, Inc.
Addison, Texas

        We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 28, 2013

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Real estate
Land and improvements, net	$73,160	$77,687
Buildings and improvements, net	169,081	261,336
Real estate under development	9,310	16,503

Total real estate	251,551	355,526
Condominium inventory	6,464	29,752
Assets associated with real estate held for sale	19,854	—
Cash and cash equivalents	34,825	13,503
Restricted cash	5,756	8,033
Accounts receivable, net	8,278	8,462
Prepaid expenses and other assets	2,589	3,344
Leasehold interests, net	—	19,208
Investments in unconsolidated joint ventures	19,259	34,887
Furniture, fixtures and equipment, net	3,756	5,536
Deferred financing fees, net	2,168	3,078
Notes receivable, net	—	31,508
Lease intangibles, net	5,635	11,348
Other intangibles, net	6,317	6,994

Total assets	$366,452	$531,179

Liabilities and Equity
Notes payable	$138,863	$265,857
Note payable to related parties	1,500	1,500
Accounts payable	1,370	999
Payables to related parties	1,434	4,339
Acquired below-market leases, net	1,847	7,134
Accrued and other liabilities	18,919	21,407
Obligations associated with real estate held for sale	28,927	—

Total liabilities	192,860	301,236
Commitments and contingencies
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at December 31, 2012 and 2011	6	6
Additional paid-in capital	505,167	502,743
Accumulated distributions and net loss	(328,285)	(275,509)
Accumulated other comprehensive loss	(4,660)	(4,890)

Total Behringer Harvard Opportunity REIT I, Inc. equity	172,228	222,350
Noncontrolling interest	1,364	7,593

Total equity	173,592	229,943

Total liabilities and equity	$366,452	$531,179

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2012, 2011, and 2010

(in thousands, except per share amounts)

	2012	2011	2010
Revenues
Rental revenue	$27,054	$23,949	$23,277
Hotel revenue	4,705	4,496	4,483
Condominium sales	10,245	8,866	27,760
Interest income from notes receivable	—	—	6,434

Total revenues	42,004	37,311	61,954
Expenses
Property operating expenses	15,816	13,202	13,505
Bad debt expense	524	408	539
Cost of condominium sales	10,237	9,047	28,239
Condominium inventory impairment	12,161	5,926	5,674
Interest expense	10,570	10,282	9,473
Real estate taxes	3,608	3,565	3,478
Impairment charge	7,290	12,681	7,551
Provision for loan losses	12,249	7,881	7,136
Property management fees	1,022	988	1,024
Asset management fees	2,874	4,153	4,656
General and administrative	6,396	5,701	6,475
Depreciation and amortization	13,109	12,759	13,897

Total expenses	95,856	86,593	101,647
Interest income	57	56	111
Gain on sale of investment	—	—	3,180
Other income, net	625	363	6,079
Loss on troubled debt restructuring	—	—	(5,036)
Loss on debt extinguishment	(151)	—	—

Loss from continuing operations before income taxes and equity in losses of unconsolidated joint ventures	(53,321)	(48,863)	(35,359)
Reorganization items, net	(1,802)	—	—
Provision for income taxes	(225)	(170)	(217)
Equity in losses of unconsolidated joint ventures	(6,938)	(36,507)	(5,464)

Loss from continuing operations	(62,286)	(85,540)	(41,040)

Gain (Loss) from discontinued operations	5,728	(9,920)	(25,643)
Gain on sale of real estate	—	1,334	3,901

Net loss	(56,558)	(94,126)	(62,782)
Add: Net loss attributable to the noncontrolling interest
Continuing operations	3,333	4,922	1,344
Discontinued operations	449	596	205

Net loss attributable to common shareholders	$(52,776)	$(88,608)	$(61,233)

Weighted average shares outstanding:
Basic and diluted	56,500	56,489	56,225
Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(1.04)	$(1.40)	$(0.64)
Discontinued operations	0.11	(0.17)	(0.45)

Basic and diluted loss per share	$(0.93)	$(1.57)	$(1.09)

Amounts attributable to common shareholders:
Continuing operations	$(58,953)	$(79,284)	$(35,795)
Discontinued operations	6,177	(9,324)	(25,438)

Net loss attributable to common shareholders	$(52,776)	$(88,608)	$(61,233)

Comprehensive loss:
Net loss	$(56,558)	$(94,126)	$(62,782)

Other comprehensive loss:
Foreign currency translation loss	156	(804)	(1,726)
Unrealized gain (loss) on interest rate derivatives	13	(149)	504
Reclassifications due to hedging activities	—	—	726

Total other comprehensive income (loss)	169	(953)	(496)

Comprehensive loss	(56,389)	(95,079)	(63,278)
Comprehensive loss attributable to noncontrolling interest	3,843	5,537	1,501

Comprehensive loss attributable to common shareholders	$(52,546)	$(89,542)	$(61,777)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Equity

(in thousands, except share amounts)

	Convertible Stock		Common Stock
						Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital			Noncontrolling Interest	Total Equity
Balance at January 1, 2010	1,000	—	55,825,078	$6	$497,648	$(115,496)	$(3,412)	$(4,325)	$374,421
Net loss	—	—	—	—	—	(61,233)	—	(1,549)	(62,782)
Cumulative effect of adoption of accounting standard						(360)		9,412	9,052
Redemption of common stock	—	—	(152,108)	—	(1,222)	—	—	—	(1,222)
Distributions declared on common stock	—	—	—	—	—	(8,402)	—	(67)	(8,469)
Contributions from non-controlling interest	—	—	—	—	—	—	—	90	90
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	706,790	—	5,676	—	—	—	5,676
Other comprehensive income:
Foreign currency translation gain (loss)	—	—	—	—	—	—	(1,774)	48	(1,726)
Unrealized gains (losses) on interest rate derivatives	—	—	—	—	—	—	464	40	504
Reclassifications due to hedging activities	—	—	—	—	—	—	766	(40)	726

Balance at December 31, 2010	1,000	—	56,379,760	6	502,102	(185,491)	(3,956)	3,609	316,270

Net loss	—	—	—	—	—	(88,608)	—	(5,518)	(94,126)
Distributions declared on common stock	—	—	—	—	—	(1,410)	—	—	(1,410)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	10,003	10,003
Distributions to non-controlling interest								(766)	(766)
Transfer of non-controlling interest	—	—	—	—	(284)	—	—	284	—
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	120,712	—	925	—	—	—	925
Other comprehensive income:
Foreign currency translation loss	—	—	—	—	—	—	(785)	(19)	(804)
Unrealized losses on interest rate derivatives	—	—	—	—	—	—	(149)	—	(149)

Balance at December 31, 2011	1,000	—	56,500,472	6	502,743	(275,509)	(4,890)	7,593	229,943

Net loss	—	—	—	—	—	(52,776)	—	(3,782)	(56,558)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	38	38
Transfer of non-controlling interest	—	—	—	—	2,424	—	—	(2,424)	—
Other comprehensive income:
Foreign currency translation gain (loss)	—	—	—	—	—	—	217	(61)	156
Unrealized gains on interest rate derivatives	—	—	—	—	—	—	13	—	13

Balance at December 31, 2012	1,000	$—	56,500,472	$6	$505,167	$(328,285)	$(4,660)	$1,364	$173,592

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

(in thousands)

(Unaudited)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(56,558)	$(94,126)	$(62,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,649	20,177	22,006
Amortization of deferred financing fees	1,457	2,943	2,816
Noncontrolling interest	—	—	—
Loss (Gain) on troubled debt restructuring	—	(452)	5,036
Loss on early extinguishment of debt	1,530	—	2,253
Gain on sale of real estate	(11,997)	(2,183)	(3,935)
Gain on insurance proceeds	(38)
Gain on sale of interest in joint venture	—	—	(3,177)
Impairment charge	20,714	23,774	31,478
Provision for loan losses	12,249	7,881	7,136
Bad debt expense	721	520	638
Equity in losses of unconsolidated joint ventures	6,938	36,507	5,464
Unrealized gain on derivatives	—	—	(2,370)
Change in operating assets and liabilities:
Accounts receivable	(1,925)	(1,456)	(2,353)
Condominium inventory	9,762	23,541	21,479
Prepaid expenses and other assets	(463)	602	(1,901)
Accounts payable	578	(166)	636
Accrued and other liabilities	3,132	(1,109)	(1,439)
Payables to related parties	(2,704)	2,998	(1,510)
Lease intangibles	(2,146)	(1,963)	(2,011)

Cash provided by (used in) operating activities	(3,101)	17,488	17,464

Cash flows from investing activities:
Insurance proceeds	64	—	—
Proceeds from sale of real estate	122,969	81,153	2,770
Proceeds from sale of unconsolidated joint venture	12,384	—	8,842
Investment in unconsolidated joint ventures	—	(31)	(3,249)
Capital expenditures for real estate under development	(3,354)	(3,337)	(10,160)
Additions of property and equipment	(3,045)	(6,518)	(5,083)
Change in restricted cash	2,770	(6,004)	2,355
Cash assumed from conversion of mezzanine loan to equity	11	—	407
Investment in notes receivable	(2,024)	(5,141)	(4,449)
Proceeds from payments on note receivables	—	1,116	600
Distributions from unconsolidated joint venture	—	7,701	395

Cash provided by (used in) investing activities	129,775	68,939	(7,572)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Consolidated Statements of Cash Flows (Continued)

For the years ended December 31, 2012, 2011 and 2010

(in thousands)

(Unaudited)

	Year Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Financing costs	(1,865)	(2,869)	(1,325)
Premium paid on extinguishments of debt	(982)	—	—
Proceeds from notes payable	50,917	72,789	11,887
Deposits received under sales contracts	—	—	6,025
Payments on notes payable	(116,013)	(121,788)	(30,097)
Net borrowings (repayments) on senior secured revolving	(37,463)	(32,620)	7,482
Borrowings on note payable related party	—	1,500	—
Purchase of interest rate derivatives	—	—	68
Redemptions of common stock	—	—	(1,221)
Distributions	—	(485)	(2,726)
Contributions from noncontrolling interest holders	38	1,397	90
Distributions to noncontrolling interest holders	—	(766)	(67)

Cash used in financing activities	(105,368)	(82,842)	(9,884)

Effect of exchange rate changes on cash and cash equivalents	16	85	1,325

Net change in cash and cash equivalents	21,322	3,670	1,333
Cash and cash equivalents at beginning of the year	13,503	9,833	9,511
Decrease in cash from deconsolidation due to adoption of accounting standard	—	—	(1,011)

Cash and cash equivalents at end of the year	$34,825	$13,503	$9,833

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

        We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis. In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, and other properties. We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties. As of December 31, 2012, we wholly owned six properties and consolidated four properties through investments in joint ventures, including one classified as asset held for sale on our consolidated balance sheet. In addition, we are the mezzanine lender for one multifamily property. We also have noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 ("Behringer Harvard OP I"), or subsidiaries thereof. Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner. The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust.

        We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC, a Texas limited liability company formed in June 2007 ("Behringer Harvard Opportunity Advisors I" or the "Advisor"). Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions and investments on our behalf.

  Presentation of Financial Statements

        Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase. As is usual for opportunity style real estate investment programs, we are structured as a finite life entity, and have entered the final phase of operations. This phase includes the selling of our assets, retiring our liabilities, and distributing net proceeds to stockholders. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.

        Our ability to continue as a going concern is, therefore, dependent upon our ability to sell real estate investments, to pay down debt as it matures if extensions or new financings are unavailable, and our ability to fund ongoing costs of our Company including our development and operating properties.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

1. Business and Organization (Continued)

  Chapter 11 Bankruptcy Filings—Frisco Debtors

        On June 13, 2012 (the "Petition Date"), the special purpose entity Behringer Harvard Frisco Square, LP, along with our indirect subsidiaries BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC (collectively, the "Frisco Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases"), in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The Chapter 11 Cases pertain only to the Frisco Debtors, neither the Company nor any of its other wholly owned subsidiaries or joint ventures, either consolidated or unconsolidated, have sought such protection.

        The Frisco Debtors operated as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable orders of the Bankruptcy Court. On October 22, 2012, the Frisco Debtors filed a Joint Consolidated Plan of Reorganization (the "Reorganization Plan") which, after certain modifications and amendments, was confirmed by order of the Bankruptcy court entered on December 20, 2012. On December 27, 2012, the Frisco Debtors modified and extended their mortgage debt. Pursuant to the Reorganization Plan, on December 27, 2012, new equity interests were issued and as a result, the reorganized Frisco Debtors wholly own the Frisco Square property. As the material conditions to the Reorganization Plan were completed on December 27, 2012, we included the effects of the Reorganization Plan in our financial statements as of December 27, 2012. On January 2, 2013 the Bankruptcy Court issued an order declaring the Reorganization Plan effective.

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

        We amortize the value of in-place leases acquired to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. As of December 31, 2012, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately ten years.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of December 31, 2012 is as follows:

Lease / Other Intangibles
2013	$662
2014	333
2015	312
2016	300
2017	300

        Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows:

December 31, 2012	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Leasehold Interest	Other Intangibles
Cost	$209,011	$74,256	$13,099	$(3,929)	$—	$10,438
Less: depreciation and amortization	(39,930)	(1,096)	(7,464)	2,082	—	(4,121)

Net	$169,081	$73,160	$5,635	$(1,847)	$—	$6,317

December 31, 2011	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Leasehold Interest	Other Intangibles
Cost	$306,724	$78,553	$25,027	$(17,991)	$20,382	$10,439
Less: depreciation and amortization	(45,388)	(866)	(13,679)	10,857	(1,174)	(3,445)

Net	$261,336	$77,687	$11,348	$(7,134)	$19,208	$6,994

  Condominium Inventory

        Condominium inventory is stated at the lower of cost or fair market value, and consists of land acquisition costs, land development costs, construction costs, interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction. At December 31, 2012, condominium inventory consisted of $6.5 million of finished units related to our condominiums at Chase—The Private Residences. As of December 31, 2011, condominium inventory consisted of $16.9 million of finished units related to our condominiums at Chase—The Private Residences and $12.9 million of work in progress related to Cordillera. In February 2011, we received $14.7 million related to the monetization of State of Missouri historic tax credits on the redevelopment of the Chase Park Plaza Hotel located in St. Louis, Missouri, which was recorded as a reduction of our condominium inventory. The proceeds from these historic tax credits were used to pay down the outstanding balance of the Chase Park Plaza Hotel loan.

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

        The nationwide downturn in the housing and related condominium market that began during 2007 has resulted in lower than expected sales volume and reduced selling prices. As a result of our evaluations in the first quarter of 2012, we recognized a non-cash charge of $0.4 million during the year ended December 31, 2012 to reduce the carrying value of condominiums at Chase—The Private Residences to current market prices. During 2012, as a result of the continuing lack of demand for condominium development, we evaluated our work in progress related to The Lodge and Spa at Cordillera ("Cordillera") condominium development. As it is unlikely the Company will invest additional funds to restart the condominium development project, we determined that the investment property should be reclassified as land inventory. As a result of the change in use, we recognized a non-cash charge of $11.7 million to reduce the carrying value of the inventory to its fair value and reclassed $0.7 million from condominium inventory to land and $0.5 million to building as of December 31, 2012. We recognized a non-cash charge of $1.9 million during the year ended December 31, 2011 to reduce the carrying value of the condominiums at Chase—The Private Residences and a non-cash charge of $4 million during the year ended December 31, 2011 to reduce the carrying value of the condominium development at Cordillera. Both of these non-cash charges are classified as condominium inventory impairment charges in the accompanying consolidated statement of operations. We recognized a non-cash charge of $5.7 million during the year ended December 31, 2010 to reduce the carrying value of the condominiums at Chase—The Private Residences. In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

  Real Estate Held for Sale

        We classify properties as held for sale when certain criteria are met, in accordance with GAAP. We present the assets and obligations of a property held for sale separately on our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. As of December 31, 2012, our Becket House property was classified as held for sale. We had no properties classified as held for sale at December 31, 2011.

  Cash and Cash Equivalents

        We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

  Restricted Cash

        As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

  Accounts Receivable

        Accounts receivable primarily consist of straight-line rental revenue receivables of $6.8 million and $6.6 million as of December 31, 2012 and 2011, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $1.8 million and $2.3 million as of the years ended December 31, 2012 and 2011, respectively. The allowance for doubtful accounts was $0.2 million and $0.4 million as of December 31, 2012 and 2011, respectively.

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

  Furniture, Fixtures, and Equipment

        Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $12.2 million and $10.2 million as of December 31, 2012 and December 31, 2011, respectively.

  Chapter 11 Filings—Frisco Debtors

        Consolidation of Real Estate in Bankruptcy—On June 13, 2012, the Frisco Debtors filed Chapter 11 bankruptcy. We continued to consolidate the balance sheets and operations of the Frisco Debtors. On October 22, 2012, the Frisco Debtors filed a Reorganization Plan, which, after certain modifications and amendments, was confirmed on December 20, 2012, allowing the Frisco Debtors to emerge from bankruptcy.

        Reorganization Expense—Reorganization items are expense or income items that were incurred or realized by the Frisco Debtors as a result of the Chapter 11 Cases and are presented separately in the consolidated statements of operations and comprehensive loss.

  Investment Impairment

        For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions. Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company's Chief Financial Officer and Principal Accounting Officer review these projected cash flows to assure that the valuation

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

  Deferred Financing Fees

        Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $1.2 million and $4.3 million as of December 31, 2012 and December 31, 2011, respectively.

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

        As of December 31, 2012, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.

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

        The British pound is the functional currency for our Becket House investment operating in London, England and the Euro is the functional currency for the operations of our Central Europe Joint Venture. We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statements of equity. The foreign currency translation adjustment was a loss of $0.2 million, a loss of $0.8 million and a gain of $1.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

  Revenue Recognition

        We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.8 million, $0.7 million, and $1.1 million was recognized in rental revenues for the years ended December 31, 2012, 2011, and 2010, respectively. Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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

  Income Taxes

        We elected to be taxed, and qualified, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the year ended December 31, 2006. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code,

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level except for the operations of our wholly owned taxable REIT subsidiaries. We have two taxable REIT subsidiaries that own and/or provide management and development services to certain of our investments in real estate and real estate under development.

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

        On May 18, 2006, the State of Texas enacted a law which replaced the existing state franchise tax with a "margin tax," effective January 1, 2007. For the years ended December 31, 2012, 2011, and 2010, we recognized a current and deferred tax provision of $0.2 million related to the Texas margin tax.

        Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the tax basis of our fixed assets exceeds the book value by $136.1 million at December 31, 2012 and $116.1 million at December 31, 2011.

  Stock-Based Compensation

        We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2012, 2011, and 2010, we had no significant cost related to our incentive award plan.

  Concentration of Credit Risk

        At December 31, 2012 and 2011, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

  Reportable Segments

        We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets. Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2012, 2011 and 2010. Our chief operating decision maker evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.

  Earnings per Share

        Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period. As of December 31, 2012, 2011, and 2010, we had options to purchase 75,000, 79,792, and 74,688 shares of common stock outstanding at a weighted average exercise price of $7.50, $8.53, and $8.78, respectively. These options are excluded from the calculation of earnings per share for the years ended December 31, 2012, 2011, and 2010 because the effect would be anti-dilutive.

3. New Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued updated guidance for fair value measurements. The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance during 2012 is reflected in our financial statements and footnotes.

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

        We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012 and 2011, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

        The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$2	$—	$2

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$64	$—	$64

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Assets and Liabilities Measured at Fair Value (Continued)

        Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet.

  Nonrecurring Fair Value Measurements:

        We have recorded non-cash impairment charges related to a reduction in the fair value of certain of our assets. For the year ended December 31, 2012, we recognized condominium inventory impairment charges of $11.7 million and $0.4 million related to The Lodge & Spa at Cordillera and Chase—The Private Residences, respectively (see Note 2 Summary of Significant Accounting Policies—Condominium Inventory for further discussion). We also recorded a $7.3 million impairment charge related to Rio Salado based upon a signed purchase and sale agreement. We recorded a $12 million provision for loan loss related to our notes receivable from Royal Island to reduce the note to the underlying collateral value (see Note 6 Real Estate Investments—Real Estate Acquisitions—Royal Island for further information). We recorded impairment charges of $1.3 million related to our Bent Tree Green office building which was determined based on the expected sale price specified in the executed sale agreement. The Bent Tree Green property was sold during 2012 and accordingly these charges have been reclassified to discontinued operations in the accompanying consolidated statement of operations and other comprehensive loss for the year ended December 31, 2012.

        For the year ended December 31, 2011, we recognized impairment charges of $6.2 million related to Rio Salado and $5.1 million related to Frisco Square. We also recorded a $1.4 million impairment related to our 50% unconsolidated joint venture in Santa Clara 800. In addition, we recorded impairment charges of $5.2 million related to two of our Houston properties. Both properties were sold during 2011 and accordingly these charges have been reclassified to discontinued operations in the accompanying consolidated statement of operations and other comprehensive loss for the year ended December 31, 2011. We recognized a non-cash charge of $1.9 million to reduce the carrying value of condominiums at Chase—The Private Residences and a $4 million non-cash charge related to our condominium development at Cordillera during the year ended December 31, 2011.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Assets and Liabilities Measured at Fair Value (Continued)

        The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the years ended December 31, 2012 and 2011:

December 31, 2012	Level 1	Level 2		Level 3		Total Fair Value		Gain / (Loss)(1)
Assets
Real estate under development	—	$9,150	(2)	—		$9,150		$(7,289)
Condominium inventory (work in progress)	—	—		1,150	(3)	1,150		(11,723)
Condominium inventory (finished units)	—	—		13,120		13,120		(438)
Note receivable, net	—	—		18,037		18,037	(4)	(12,249) (5)

	$—	$9,150		$32,307		$41,457		$(31,699)

(1)
Excludes $1.3 million in impairment losses included in discontinued operations Bent Tree Green that was disposed of as of the year ended December 31, 2012.

(2)
We recorded a $7.3 million impairment charge related to Rio Salado based upon a signed purchase and sale agreement.

(3)
During 2012, we evaluated our work in progress related to The Lodge and Spa at Cordillera ("Cordillera") condominium development and determined that the Company is unlikely to invest additional capital to complete the development and therefore the investment property should be reclassified as land inventory and the related sales center reclassified to building. As a result of the change in use, we recognized a non-cash charge of $11.7 million to reduce the carrying value of the inventory and reclassified $0.7 million from condominium inventory to land and $0.5 million to building as of December 31, 2012.

(4)
On June 6, 2012, we consolidated Royal Island, and the note receivable between the Company and Royal Island is eliminated as an intercompany transaction. (See Note 6—Real Estate Investments—Real Estate Acquisitions—Royal Island for further information).

(5)
Includes $0.2 million of provision for loan losses related to Chase Park Plaza.

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

(1)
Excludes $5.2 million in impairment loss of our discontinued operations that was disposed of as of the year ended December 31, 2011.

Quantitative Information about Level 3 Fair Value Measurements
($ in thousands, except per square feet and acre)

	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Condominium inventory (finished units)(1)	$13,120	Market comparable	Amount per condo unit due to limited market comparables	$362 to $607 per square feet
Condominium inventory (work in progress)(2)	$1,150	Market comparable	Amount per acre/per square feet due to limited market comparables	$200,000 per acre land/$112 per square foot building
Note receivable, net	$18,037	Market comparable	Amount per acre due to limited market comparables	$43,909 to $79,529 per acre

(1)
In the first quarter of 2012, we recorded an impairment of our condo inventory in order to appropriately carry it at the lower of cost or market. Subsequent to recording that fair value adjustment, we sold 12 condos and the current book value of the remaining units is $6,464.

(2)
During 2012, we evaluated our work in progress related to The Lodge and Spa at Cordillera ("Cordillera") condominium development and determined that the Company is unlikely to invest additional capital to complete the development and therefore the investment property should be reclassified as land inventory and the related sales center reclassified to building. As a result of the change in use, we recognized a non-cash charge of $11.7 million to reduce the carrying value of the inventory and reclassified $0.7 million from condominium inventory to land and $0.5 million to building as of December 31, 2012.

        There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2012.

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

        As of December 31, 2012 and 2011, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

        The notes payable totaling $164.2 million, including the loan secured by Becket House (classified as held for sale) and $265.9 million as December 31, 2012 and 2011, respectively, have a fair value of approximately $163.8 million and $265.4 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

        The fair value estimates presented herein are based on information available to our management as of December 31, 2012 and 2011. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

6. Real Estate Investments

        As of December 31, 2012, we wholly owned six properties and consolidated four properties through investments in joint ventures, including one classified as asset held for sale on our consolidated balance sheet. We are the mezzanine lender for one multifamily property. In addition, we have noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

        The following table presents certain information about our consolidated properties as of December 31, 2012:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006
5000 S. Bowen Road	Arlington, Texas	—	land	100%	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2007
Rio Salado Business Center	Phoenix, Arizona	—	development property	100%	2007
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	95%	2006
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property	94%	2007
Frisco Square(1)	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	100%	2007
Becket House(2)	London, England	46,000	long-term leasehold interest	80%	2007
Royal Island(3)	Commonwealth of Bahamas	—	resort hotel, spa, golf course, marina, and residence	87%	2012

(1)
Pursuant to the Reorganization Plan, we wholly own Frisco Square as of December 27, 2012.

(2)
As of December 31, 2012, classified as held for sale on our consolidated balance sheet.

(3)
We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

        We have recorded non-cash impairment charges related to a reduction in the fair value of certain of our real estate assets. See Note 4 Assets and Liabilities Measured at Fair Value—Nonrecurring Fair Value Measurements for additional information.

Real Estate Asset Acquisitions

  Royal Island

        In May 2007, for an initial cash investment of $20 million, we acquired an approximate 31% limited partnership interest in a partnership ("Royal Island Partnership") that was developing a resort hotel, spa, golf course, marina, and residences on three islands located in the Commonwealth of The Bahamas ("Royal Island").

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

        Under the terms of the loan documents, the bridge loan could have been extended once for a period of six months upon the satisfaction of certain conditions upon notice given by the borrower by November 20, 2008 and a payment of an extension fee. At the maturity date, not all of the conditions were satisfied, and as a result, the bridge loan went into default and became a non-performing loan. The balance owed to us at the time of default was $37.7 million, including accrued interest and fees. In accordance with GAAP, from the time the loan went into default until the time that a foreclosure occurs, a satisfactory workout is completed, or the loan is reinstated by the borrower, we did not recognize interest income on the loan.

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

        In January 2011, pursuant to a settlement agreement with Shannon B. Skokos and Theodore C. Skokos (the "Skokoses") related to a lawsuit filed in December 2008, a new joint venture was created among Behringer Harvard RI Lender, LLC, Behringer Harvard RI A-1 Lender, LLC, and the Skokoses to own all of the outstanding notes related to Royal Island (the "Royal Island Debt Partnership"). Each lender contributed its respective note in exchange for a pro rata ownership interest in the joint venture, which resulted in our owning approximately 87% of Royal Island Debt Partnership. As part of this settlement, the Skokos $7 million note was contributed to the partnership in exchange for a 13% ownership interest in the Royal Island Debt Partnership.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

        On March 22, 2012, we executed an Agreement Regarding Transfer with the borrowers and guarantors of our Royal Island note receivable. Under the agreement, we would obtain all of the outstanding shares of Royal Island (Australia) Pty Limited, a parent company of the Royal Island borrowers and a subsidiary of the Royal Island Partnership, for, among other things, the release of the guarantors from their guarantees under the Royal Island notes receivable. A valuation of the long-lived assets of Royal Island indicated that our note receivable had been further impaired and we recorded a $6 million provision for loan loss to record the note to the fair value of the underlying collateral during the quarter ending June 30, 2012. On June 6, 2012, we completed the transaction and the remaining shares of Royal Island (Australia) Pty Limited were transferred to us, and we gained control of the property. As part of the transaction whereby we obtained the shares in Royal Island (Australia) Pty Limited, we have taken on the assets and liabilities of the Royal Island subsidiary partnerships, which include $7.7 million of other liabilities for deposits paid by third party purchasers for lots. We are currently in negotiations with those lot holders to settle the outstanding deposits. The net assets we received at the close of the transfer transaction were $18 million, and as a result we recorded an additional $6 million of provision for loan losses to further reduce the note receivable to the collateral received at the close of the transaction. As we now have control of the property, we have consolidated Royal Island and the note receivable between the Company and Royal Island is eliminated as an intercompany transaction on our consolidated balance sheet as of December 31, 2012.

        Royal Island contributed a net loss of $2.6 million to our consolidated statements of operations for the period from June 6, 2012 through December 31, 2012. The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2011:

	Pro Forma for the Twelve Months Ended December 31,
	2012	2011
Revenue	$42,973	$38,261
Net loss	$(56,046)	$(98,013)
Net loss per share	$(0.99)	$(1.74)

        These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Royal Island to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to the tangible and intangible assets had been applied from January 1, 2011. Included in the pro forma net loss for both the twelve months ended December 31, 2012 and 2011 is depreciation and amortization expense of $0.6 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

        During the twelve months ended December 31, 2012, we incurred $1.2 million in acquisition expenses related to the acquisition of Royal Island. The following table summarizes the amounts of identified assets and liabilities acquired at the acquisition date:

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

Real Estate Asset Dispositions

  Santa Clara 700/750 Joint Venture

        On May 18, 2012, we sold Santa Clara 700/750 Joint Venture for a contract sales price of $47.8 million, excluding transaction costs. A portion of proceeds from the sale were used to fully satisfy the existing indebtedness related to the property. We recorded a gain of less than $0.1 million related to the sale and received net proceeds of $8.2 million.

  Tanglewood at Voss

        On May 29, 2012, we sold Tanglewood at Voss for a contract sales price of $52.5 million, excluding transaction costs. A portion of proceeds from the sale were used to satisfy the existing indebtedness related to the property. We recorded a gain of $3.2 million and received net proceeds of $13 million.

  5000 S. Bowen Road

        On August 16, 2012, we sold our Bowen Road data center for a contract sales price of $25.9 million, excluding transaction costs. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness related to the property. We recorded a gain of $8.9 million related to the sale and received net proceeds of $9.2 million. We replat approximately 40 acres of land acquired with the Bowen Road data center.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

  Bent Tree Green

        On October 16, 2012, we sold Bent Tree Green for a contract sales price of $12 million, excluding transaction costs. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness related to the property. We received net proceeds of $6 million.

Investments in Unconsolidated Joint Ventures

        The following table presents certain information about our unconsolidated investments as of December 31, 2012 and 2011:

		Carrying Value of Investment
Property Name	Interest	December 31, 2012	December 31, 2011
Royal Island(1)	30.69%	$—	$—
Santa Clara 800 Joint Venture(2)	50.00%	—	12,525
Central Europe Joint Venture	47.27%	19,259	22,362

		$19,259	$34,887

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

        Our investments in unconsolidated joint ventures as of December 31, 2012 and 2011 consisted of our proportionate share of the combined assets and liabilities of our investment properties shown at 100% as follows ($ in thousands):

	December 31, 2012	December 31, 2011
Real estate assets, net	$114,590	$202,876
Cash and cash equivalents	3,856	5,389
Other assets	2,020	8,764

Total assets	$120,466	$217,029

Notes payable	$83,696	$189,402
Other liabilities	2,924	26,117

Total liabilities	86,620	215,519
Equity	33,846	1,510

Total liabilities and equity	$120,466	$217,029

        Our equity in losses from these investments is our proportionate share of the combined losses of our unconsolidated joint ventures for the years ended December 31, 2012, 2011, and 2010 shown at 100% as follows ($ in thousands):

	Year Ended December 31
	2012	2011	2010
Revenue	$12,117	$19,660	$23,613
Operating expenses:
Operating expenses	4,570	10,599	7,312
Property taxes	(123)	1,447	561

Total operating expenses	4,447	12,046	7,873

Operating income	7,670	7,614	15,740
Non-operating expenses:
Depreciation and amortization	5,206	8,677	9,906
Interest and other, net	21,015 (2)	118,551 (1)	19,922

Total non-operating expenses	26,221	127,228	29,828

Net loss	$(18,551)	$(119,614)	$(14,088)

Equity in losses of unconsolidated joint ventures(3)	$(6,938)	$(36,507)	$(5,464)

(1)
Year ending December 31, 2011, includes approximately $101 million in impairment expense

(2)
Year ending December 31, 2012, includes approximately $5.8 million in impairment expense

(3)
Company's share of net loss

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

        For the year ending December 31, 2012, our Central Europe joint venture recorded impairment charges of $5.8 million to bring certain assets to their fair value. The Company's portion of the impairment was $2.7 million, which was recorded in the Company's statement of operations through equity in losses of unconsolidated joint ventures line item.

        We evaluated our 50% unconsolidated investment in Santa Clara 800 due to a change in the hold period of the investment. Based upon a purchase offer, we recorded an impairment of $1.4 million in the fourth quarter of 2011. On May 4, 2012, we sold Santa Clara 800 for a contract sales price of $12.4 million to an unaffiliated third party.

        On December 8, 2011 our GrandMarc at Westberry investment was sold. Proceeds of $7.7 million were distributed to us which reduced our investment to zero as of December 31, 2011. The investee reported a gain of $5.8 million on this transaction.

        In the second quarter of 2011, the long-lived assets of the Royal Island Partnership were evaluated for impairment due to an impairment indicator associated with significant changes to the development and construction plans of the Royal Island property. As a result of this assessment, it was determined that the net book value could not be recovered through future cash flows based on the then revised development plan. Therefore, Royal Island Partnership recorded an impairment charge of approximately $101 million to bring the assets (which primarily consist of land) to their fair value. The Company's portion of the impairment was approximately $31 million, which was recorded in the Company's statement of operations through the equity in losses of unconsolidated joint ventures line item. The equity method losses exceeded the investment balance in the Royal Island Partnership. As a result, the Company's investment was reduced to zero during the second quarter of 2011 and remained zero as of December 31, 2011. In accordance with GAAP, equity method losses that exceed our investment balance are recorded against the basis of other investments the investor had in Royal Island. As such, the excess equity method losses of $22.7 million were recorded as a reduction in our note receivable through the equity in losses for unconsolidated joint ventures. Additionally, we recorded $5.3 million as provision for loan losses against the allowance to record the note to the fair value of the underlying collateral. During the year ended December 31, 2010, we recognized an impairment charge related to our unconsolidated investment in Royal Island for $6.3 million.

        On March 22, 2012, we executed an Agreement Regarding Transfer with the borrowers and guarantors of our Royal Island note receivable. Under the agreement, we would obtain all of the outstanding shares of Royal Island (Australia) Pty Limited, a parent company of the Royal Island borrowers and a subsidiary of the Royal Island Partnership, for, among other things, the release of the guarantors from their guarantees under the Royal Island notes receivable. On June 6, 2012, we completed the transaction and the remaining shares of Royal Island (Australia) Pty Limited were transferred to us, and we now have control of the property. As we now have control of the property,

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Real Estate Investments (Continued)

we have consolidated Royal Island and the note receivable between the Company and Royal Island is eliminated as an intercompany transaction on our consolidated balance sheet as of December 31, 2012.

  Held for Sale

        We had one property classified as held for sale at December 31, 2012 and none at December 31, 2011. See Note 17—Discontinued Operations and Real Estate Held for Sale for more details.

7. Variable Interest Entities

        GAAP requires the consolidation of variable interest entities ("VIEs") in which an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

  Tanglewood at Voss and Alexan Black Mountain

        In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $13 million and $ 9.7 million to unaffiliated third-party entities that owned multifamily communities under development, Tanglewood at Voss and Alexan Black Mountain, respectively. These entities also obtained construction loans with third-party lenders, with an aggregate principal amount of up to $68.6 million. Our mezzanine loans were subordinate to the construction loans. In addition, we entered into option agreements allowing us to purchase the ownership interests in Tanglewood at Voss and Alexan Black Mountain after each project's substantial completion and upon notification of completion from the developer. In the second quarter of 2009, the option agreement allowing us to purchase Alexan Black Mountain expired. On May 29, 2012, we sold Tanglewood at Voss to an unaffiliated third-party.

        Based on our evaluation, we determined that these entities met the criteria of VIEs under GAAP and, prior to January 1, 2010, we were the primary beneficiary of these VIEs. We do not have an equity investment in Alexan Black Mountain. Our maximum exposure to loss is limited to the net outstanding balance of the note receivable for Alexan Black Mountain as of December 31, 2012 and 2011. We have fully reserved against the note receivable.

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

8. Notes Receivable

  Chase Park Plaza Working Capital Loan

        We lease the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza. In conjunction with the lease agreement, Chase Park Plaza Hotel, LLC made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006. The interest rate under the note is fixed at 5% per annum. The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement. Annual payments of interest only are required each December with any remaining balance payable at the maturity date. In accordance with the hotel lease agreement, the tenant received a reduction in its base rental payment due in January 2010 in the amount of the interest paid on the promissory note in the previous December. This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue. At December 31, 2012 and 2011, the note receivable balance was $0.2 million. On February 19, 2013, the lease was terminated and, as a result, we recorded a provision for loan loss of $0.2 million.

  Alexan Black Mountain and Alexan Voss Mezzanine Loans

        In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount of up to $9.7 million to an unaffiliated third-party entity that owns Alexan Black Mountain. Alexan Black Mountain also has a secured construction loan with third-party lender with an aggregate balance of $27.6 million and $28.1 million at December 31, 2012 and 2011, respectively. Our mezzanine loan to Alexan Black Mountain is subordinate to the construction loan. At December 31, 2012 and 2011, the carrying amount of the Alexan Black Mountain mezzanine loan was zero and $2.5 million.

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

        The valuation basis for the troubled debt restructuring of our mezzanine loan receivable was based on the fair value of Tanglewood at Voss, which secures the senior construction loan, less the fair value of the senior construction loan. Accordingly, the fair value of consideration transferred in the Voss Transaction was $13.3 million, resulting in a loss on troubled debt restructuring of $5 million in the accompanying consolidated statement of operations and other comprehensive loss for the year ended December 31, 2010. Tanglewood at Voss was sold on May 29, 2012.

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

        A valuation of the long-lived assets of Royal Island indicated that our note receivable had been further impaired and we recorded a $6 million provision for loan loss to record the note to the fair value of the underlying collateral during the quarter ending June 30, 2012. For the year ending December 31, 2011, we recorded $5.3 million as provision for loan losses against the allowance to record the note to the fair value of the underlying collateral.

        On March 22, 2012, we executed an Agreement Regarding Transfer with the borrowers and guarantors of our Royal Island note receivable. Under the agreement, we would obtain all of the outstanding shares of Royal Island (Australia) Pty Limited, a parent company of the Royal Island borrowers and a subsidiary of the Royal Island Partnership (see Note 6 Real Estate Investments—Real Estate Acquisitions—Royal Island for further information). As we now have control of the property, we have consolidated Royal Island and the note receivable between the Company and Royal Island is eliminated as an intercompany transaction on our consolidated balance sheet as of December 31, 2012.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Notes Payable

        The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties we consolidate at December 31, 2012 and 2011:

	Notes Payable as of
Description	December 31, 2012	December 31, 2011	Interest Rate	Maturity Date
BHFS I, LLC (Land)(1)	—	13,878	30-day LIBOR + 3%(2)	—
BHFS II, LLC(1)	7,180	7,565	30-day LIBOR + 3%(2)	12/27/17
BHFS III, LLC(1)	6,395	8,338	30-day LIBOR + 3%(2)	12/27/17
BHFS IV, LLC(1)	13,388	14,480	30-day LIBOR + 3%(2)	12/27/17
BHFS Theatre, LLC(3)	4,632	4,708	30-day LIBOR + 3%(2)	02/01/18
Senior Secured Credit Facility(4)	—	37,462	30-day LIBOR + 1.5% or Prime Rate	—
Tanglewood at Voss(5)	—	39,025	30-day LIBOR + 4%(2)	—
Becket House(6)	—	23,798	90-day LIBOR + 2.5%(7)	12/31/12
			15%(8)
Santa Clara 700/750 Joint Venture(9)	—	20,000	4.75% + Greater of 1% or 30-day LIBOR(2)	—
Santa Clara 700/750 Joint Venture Mezzanine(9)	—	5,000	8.5% + Greater of 1% or 30-day LIBOR(2)	—
Bent Tree Green(10)	—	6,503	4.75%	—
Rio Salado(11)	—	1,032	12.0%	—
Chase Park Plaza Hotel and Chase—The Private Residences	49,354	58,429	30-day LIBOR + 6.75%(2)(12)	12/09/14
Northborough Tower	20,105	20,584	5.67%	01/11/16
Royal Island	9,941	5,055	15.00%	10/10/16
Northpoint Central(13)	16,040	—	5.15%	05/09/17
Las Colinas Commons(13)	11,828	—	5.15%	05/09/17

	$138,863	$265,857

Notes Payable included with Obligations related to real estate held for sale:
Becket House(6)	$25,360

(1)
Pursuant to the Reorganization Plan, on December 27, 2012, we entered into a loan amendment and extension for the BHFS Loans. The loans mature on December 27, 2017 with one two-year extension available. The loans require monthly payments of interest at LIBOR plus 300 basis points and monthly principal payments based upon a 30-year, 5% annual interest rate amortization schedule. We made $16.5 million of principal pay-downs on December 27, 2017.

(2)
30-day London Interbank Offer Rate ("LIBOR") was 0.211% at December 31, 2012.

(3)
Pursuant to the Reorganization Plan, on December 27, 2012, we entered into a loan modification and the maturity date was extended to February 1, 2018 with one two-year extension available. The loan requires monthly payments of interest at LIBOR plus 300 basis points and monthly principal payments based upon a 30-year, 5% annual interest rate amortization schedule.

(4)
Loan was repaid in full on May 9, 2012 with proceeds from the Northpoint Central and Las Colinas financings and cash.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Notes Payable (Continued)

(5)
Tanglewood at Voss was sold on May 29, 2012. The loan was repaid on May 29, 2012 and both Tanglewood at Voss and The Lodge & Spa at Cordillera, which provided additional collateral support for this loan, were released.

(6)
The Becket House loan consists of three loans. As of December 31, 2012, the loan was classified as obligations associated with real estate held for sale on the consolidated balance sheet.

(7)
90-day LIBOR was 0.310% at December 31, 2012.

(8)
Rate for junior loan.

(9)
Loans were repaid at the sale of the property on May 18, 2012.

(10)
On October 16, 2012, we sold Bent Tree Green to an unaffiliated third party. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness related to the property.

(11)
On October 26, 2012, we fully repaid the loan related to Rio Salado.

(12)
Interest rate subject to floor of 0.75%.

(13)
On May 9, 2012, we obtained new financing totaling $28 million secured by Las Colinas Commons and Northpoint Central.

        Our notes payable balance was $164.2 million, including the loan secured by Becket House (classified as held for sale) at December 31, 2012, as compared to $265.9 million at December 31, 2011 and consists of borrowings of debt related to our property acquisitions, loan assumptions and our borrowings under our senior secured credit facility. Each of our notes payable is collateralized by one or more of our properties. At December 31, 2012, our notes payable interest rates ranged from 3.2% to 15%, with a weighted average interest rate of approximately 6.3%. Of our $164.2 million in notes payable at December 31, 2012, $106.3 million represented debt subject to variable interest rates. At December 31, 2012, our notes payable had maturity dates that ranged from December 2014 to February 2018. We have unconditionally guaranteed payment of the notes payable related to the BHFS Loans up to $11.2 million. The BHFS notes payable balance at December 31, 2012 total $31.6 million.

        In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan (the "Debt LP Loan") for the purpose of preserving and protecting the collateral securing the bridge loan. The Debt LP Loan bears interest at 15% per annum. Payments are due from proceeds from sales or refinancing of the project or from payments received on the bridge loan. The Debt LP Loan matures at the earliest of (a) the date that the cash proceeds from sales of the collateral or refinancing of the bridge loan repay all accrued principal and interest outstanding, (b) five years from the date of foreclosure of the project, or (c) October 10, 2016. The Debt LP Loan would be converted to limited partnership interest in Royal Island L.P. as part of any recapitalization of Royal Island. On December 31, 2012 and 2011, the outstanding balance of the Debt LP Loan was $9.9 million and $5.1 million, respectively.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Notes Payable (Continued)

        The Becket House loan matured on March 9, 2011. We executed an agreement with the senior lender effective as of February 18, 2011 to bifurcate the loan into two new loans consisting of an A loan of £8 million ($12.9 million) and a B loan of £3.7 million ($6 million). We also executed an agreement with an unaffiliated third party to provide up to £4 million ($6.5 million) in additional financing (the "Junior Loan"). The B loan and Junior Loan have essentially the same terms and are subordinate to the A loan. The loan matured on December 31, 2012. We are in negotations to sell the property. As of December 31, 2012, the Becket House loan was classified as obligations associated with real estate held for sale on the consolidated balance sheet.

  Chase Park Plaza Hotel / Chase—The Private Residences

        In September 2011, the loan for Chase—The Private Residences was fully repaid through proceeds from condominium sales. In November 2011, the Chase Park Plaza Hotel and Chase—The Private Residences were refinanced with a new lender for $59 million in proceeds. The loan bears interest at LIBOR + 675 basis points with a 0.75% floor and matures on December 9, 2014. The loan has two extension options. The loan requires monthly interest payments. Future proceeds from condominium sales will be used to pay down the loan until certain covenants are met.

  Rio Salado

        On September 15, 2011, Behringer Harvard Rio Salado, LLC secured a $3.6 million loan for the purpose of completing certain infrastructure-related projects at Rio Salado. The loan bears interest at 12% and matures on September 15, 2014. The principal balance of the loan was $1 million as of December 31, 2011. In October 2012, the loan was repaid in full.

  Becket House

        As of December 31, 2012, we are not in compliance with covenants related to Becket House. The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan. We did not have a hedge in place.

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

        Effective May 15, 2012, we modified and extended the loan secured by our Bent Tree Green property. The maturity date was extended to May 19, 2014, and we made a principal payment of $1 million. On October 16, 2012, we sold Bent Tree Green for a contract sales price of $12 million, excluding transaction costs. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness related to the property.

        On May 18, 2012, we obtained new financing of $15 million secured by our 5000 S. Bowen Road property. The two-year loan bore interest at LIBOR + 5.5% (with a 7% minimum rate) and required interest-only payments for the first twelve months, then monthly principal payments of $60,000 plus accrued interest thereafter. The loan was nonrecourse to us except for customary carve-outs. The loan could be prepaid at any time subject to payment of an exit fee of $150,000, and satisfaction of interest equal to $1 million less total cumulative interest paid. On August 16, 2012, we sold our Bowen Road data center for a contract sales price of $25.9 million, excluding transaction costs. A portion of the proceeds from the sale were used to fully satisfy the existing indebtedness related to the property including $0.8 million paid for the yield maintenance. , We recorded an $8.9 million gain related to the sale.

  Chapter 11 Cases—Frisco Debtors

        On August 31, 2011, effective as of August 28, 2011, the Frisco Debtors entered into a Modification and Extension Agreement (the "Frisco Square Loan Extension") with the lenders for the five BHFS loan tranches associated with our Frisco Square investment (the "BHFS Loans") to extend the maturity date of the BHFS loans to January 28, 2012. The interest rates for the five separate tranches of the Frisco Square Loan Extension were unchanged from the terms of the original BHFS loans, subject to the lender condition that if less than $10 million of lender approved sales contracts were in place by October 28, 2011, the interest rates for each tranche within the Frisco Square Loan Extension would increase by 50 basis points. As of October 28, 2011, $10 million of lender approved sales were not in place. The Frisco Square Loan Extension required that a principal payment of $0.2 million be made each month and that all excess cash flow after interest and required amortization be placed into a restricted deposit account and held as additional collateral. We had unconditionally guaranteed payment of the BHFS Loans.

        On January 28, 2012, the BHFS Loans matured and we did not pay the outstanding principal balance of the loan which constituted an event of default. On February 1, 2012, we were notified by the lenders that we were in default on the BHFS Theater loan (the "Theater Loan") as a result of the maturity default of the BHFS Loans and that the lenders intended to accelerate the Theater Loan if the maturity defaults on the BHFS Loans were not cured by February 9, 2012. We did not cure the defaults.

        The Frisco Debtors were actively working with the lenders and made numerous proposals to the lenders to restructure and extend the BHFS Loans and the Theater Loan; however, negotiations stalled and we were unsuccessful in reaching an agreement with the lenders. Thus, we determined that bankruptcy protection represented the best option to preserve value for all stakeholders at the Frisco

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Notes Payable (Continued)

Square development. Therefore on June 13, 2012, the Frisco Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the Eastern District of Texas. The filing for Chapter 11 resulted in an immediate and automatic stay on any lender enforcement actions, and enabled business at the Frisco Square development project to continue to operate until a reorganization plan was finalized, with no interruption in services. On October 22, 2012, the Frisco Debtors filed a Joint Consolidated Plan of Reorganization (the "Reorganization Plan"), which, after certain modifications and amendments, was confirmed by order of the Bankruptcy court entered on December 20, 2012 allowing the Frisco Debtors to emerge from bankruptcy.

        Pursuant to the Reorganization Plan, on December 27, 2012, the Frisco Debtors entered into an amended and restated loan agreement related to the BHFS Loan. The amended BHFS Loan matures in five years with one two-year extension available if certain conditions are met. The amended BHFS Loan requires monthly payments of interest at LIBOR plus 300 basis points and monthly principal payments based upon a 30-year, 5% annual interest rate amortization schedule.

        Also on December 27, 2012 and pursuant to the Reorganization Plan, the Frisco Debtors entered into a modification of the Theater Loan and the maturity date was extended to February 1, 2018 with one two-year extension available if certain conditions are met. The modified Theater Loan requires monthly payments of interest at LIBOR plus 300 basis points and monthly principal payments based upon a 30-year, 5% annual interest rate amortization schedule.

        In conjunction with the Reorganization Plan, the Company made an aggregate $16.5 million payment to partially pay down the principal of the BHFS Loan, and the lenders released all encumbrances related to the vacant land of approximately 27.5 acres owned by the BHFS Entities. The BHFS Loan balance after the pay down is currently approximately $26.9 million. The current balance of the Theater Loan is approximately $4.6 million. The BHFS Loan and the Theater Loan are cross-defaulted.

        On December 27, 2012, in connection with the BHFS Loan amendment and the Theater Loan modification, the Company executed a new guaranty agreement which replaced the previous agreement, with the lenders. The new guaranty agreement guarantees payment of principal, accrued interest and certain lender costs and expenses subject to a cap. The notional amount of the cap is $11.2 million. The guaranty cap may be reduced by voluntary principal repayments, as defined in the guaranty agreement.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Notes Payable (Continued)

        The following table summarizes our aggregate contractual obligations for principal payments excluding obligations associated with real estate held for sale as of December 31, 2012:

Principal Payments Due:
2013	$1,194
2014	50,618
2015	1,333
2016	29,444
2017	51,522
Thereafter	4,232
Unamortized premium	520

$138,863

10. Derivative Instruments and Hedging Activities

        We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations. Our hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

        In November 2011, we entered into an interest rate cap agreement related to the debt on our Chase Park Plaza Hotel and Chase—The Private Residences. In July 2010, our foreign currency put/call option related to Central Europe Joint Venture expired.

        Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million and $0.1 million in prepaid expenses and other assets at December 31, 2012 and December 31, 2011, respectively. We had no derivative instruments classified as liabilities as of December 31, 2012, December 31, 2011 and December 31, 2010. During the year ended December 31, 2012, we recorded an unrealized gain of less than $0.1 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at December 31, 2012. During the year ended December 31, 2011, we recorded an unrealized loss of $0.1 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at December 31, 2011. During the year ended December 31, 2010, we recorded an unrealized gain of $0.5 million to AOCI in our statement of equity to adjust the carrying amount of the interest rate swaps and caps qualifying as hedges at December 31, 2010. Unrealized gains on interest rate derivatives for the year ended December 31, 2010 reflect a reclassification of $0.8 million of unrealized gains from accumulated other comprehensive loss to interest expense.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Derivative Instruments and Hedging Activities (Continued)

        The following table summarizes the notional values of our derivative financial instruments as of December 31, 2012. The notional values provide an indication of the extent of our involvement in these instruments at December 31, 2012, but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value (in thousands)	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Cash Flow Hedges
Interest rate cap—Chase Park Plaza Hotel and Chase—The Private Residences	$59,000	3.0%	December 9, 2014	$2

        The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2012, 2011 and 2010 ($ in thousands).

		Asset Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value at December 31, 2012	Fair Value at December 31, 2011	Fair Value at December 31, 2010
Interest rate derivative contracts	Prepaid expenses and other assets	$2	$64	$37

        The tables below present the effect of our derivative financial instruments on the consolidated statements of operations for the periods ended December 31, 2012, 2011 and 2010 ($ in thousands).

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Year Ended December 31,			Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010	2012	2011	2010
Interest rate	$13	$(149)	$504	$(75)	$—	$726

(1)
Amounts related to interest rate derivative contracts are included in interest expense.

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)			Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Derivatives in Net Investment Hedging Relationships	2012	2011	2010	2012	2011	2010	2012	2011	2010
Foreign exchange	$—	$—	$(1,726)	$—	$—	$—	$—	$—	$—

		Amount of Gain
		Year Ended December 31,
	Location of Gain Recognized in Income on
Derivatives Not Designated as Hedging Instruments		2012	2011	2010
Interest rate derivative contract	Interest expense	$—	$—	$702

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Derivative Instruments and Hedging Activities (Continued)

Credit risk and collateral

        Our credit exposure related to interest rates is represented by the fair value of contracts with a net liability fair value at the reporting date. These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty. Under our agreement with the counterparty related to our interest rate caps of Chase Park Plaza Hotel and Chase—The Private Residences, cash deposits may be required to be posted by the counterparty whenever its credit rating falls below certain levels. At December 31, 2012, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.

11. Leasing Activity

        Future minimum base rental payments due to us under non-cancelable leases in effect as of December 31, 2012 for our consolidated properties are as follows:

Year	Future Minimum Base Rental Payments
2013	$21,616
2014	13,141
2015	12,091
2016	10,739
2017	9,269
2018	2,452
2019	1,235
2020	1,222
2021	1,252
2022	955
Thereafter	2,102

Total	$76,074

        As of December 31, 2012, we had two leases which accounted for more than 10% of our revenues. A tenant at our Northborough office building had rent totaling $5.8 million, and our Chase Hotel Plaza operating lease which had rent totaling $7.4 million. The Chase Hotel Plaza operating lease was terminated on February 19, 2013 and we have formed a wholly-owned entity to lease the hotel from the Company.

12. Commitments and Contingencies

        The City of Frisco issued $12.5 million of bonds that were used to make public improvements within the Frisco Square Management District (the, "MMD"). Under the Frisco Square Development Agreement (the, "Development Agreement"), as amended and supplemented between certain predecessors-in-interest to the Frisco Debtors and the City of Frisco (the "City") the

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

predecessors-in-interest to the Frisco Debtors agreed to be responsible for 50% of the bond debt service (the, "Bond Obligation). At the time the real property assessed value within the MMD reaches $125 million the Bond Obligation will be reduced by 0.5% for each $1 million above the $125 million threshold. At $225 million of real property values within the MMD, the Bond Obligation is terminated. The current total outstanding Bond Obligation at December 31, 2012 was $6.1 million.

        The Development Agreement allowed that the Bond Obligation, the Plaza Obligation and other monetary obligations pursuant to the Development Agreement could be apportioned based upon the value of the real property and real property improvements if an association, as defined, is formed. The Frisco Square Property Owner's Association (the "POA") was formed on October 5, 2007. The POA pays for salaries, maintenance, special events, capital improvements and bond payments related to land within its defined area. In turn, the POA assesses its members for these costs. We are not the sole member of the POA. The annual bond debt service assessed by the POA is approximately $491,000. The Frisco Debtors expensed approximately $328,000 which is included in the accompanying consolidated statements of operations and other comprehensive loss.

        Under the Development Plan, 720 parking spaces in a minimum of two parking garages were required to be constructed by February 2012 (the "Parking Obligation"). Under the Frisco Debtor's Reorganization Plan, the date to build the garages was extended until February 1, 2018.

        The City has secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by the BHFS I, LLC. The book value of the BHFS I, LLC land is $28.2 million. In the event the reorganized Frisco Debtors sell the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account for the benefit of the City to secure the Parking Obligations until the amount in the escrow is $7 million. The current amount in the escrow is zero. For the Bond Obligation, the City will release the lien on the land to be sold provided that the City is provided with substitute collateral worth the amount of property to be sold. As discussed above, the Bond Obligation will be reduced from time to time and terminated once property values reach $225 million within the MMD.

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

  Share Redemption Program

        Our board of directors adopted a share redemption program that permitted stockholders to sell their shares back to us after they had held them for at least one year, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of our

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Continued)

share redemption program without the approval of our stockholders. The terms on which we redeem shares may differ between redemptions upon a stockholder's death, "qualifying disability" (as defined in the share redemption program) or confinement to a long-term care facility and all other redemptions.

        On January 10, 2011, as is customary for REITs entering the disposition phase, the board suspended the redemption program with respect to all redemption requests until further notice. No shares of common stock were redeemed during the year ended December 31, 2012. An aggregate total of 984,267 shares of common stock have been redeemed since inception.

  Distributions

        We initiated the payment of monthly distributions in August 2006. In April 2007, and through March 2009, the declared distribution rate was a 3% annualized rate of return, calculated on a daily record basis of $0.0008219 per share. Pursuant to our distribution reinvestment plan (the "DRP"), many of our stockholders elected to reinvest any cash distributions in additional shares of common stock. We record all distributions when declared, except that the stock issued through the DRP was recorded when the shares were actually issued.

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

        Distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. Cash amounts distributed to stockholders during the years ended December 31, 2012, 2011 and 2010 were zero, $0.5 million and $2.7 million, respectively, and were funded from cash flow provided by operating activities. Distributions were determined and paid in arrears rather than in advance of the period to which they applied.

14. Stock-Based Compensation

        The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan ("Incentive Award Plan") was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors, and consultants of our affiliates. In November 2008, the board of directors approved an amendment to the grantees' stock option agreements for all awards granted prior to December 31, 2007, setting forth a revised vesting and expiration schedule. Accordingly, all options granted prior to December 31, 2007 that were previously outstanding and fully vested are subject to the revised vesting and expiration schedule as follows: 25% become exercisable in each of the calendar years 2010 and 2011 with the remaining 50% exercisable in the calendar year 2012. Any vested awards not exercised in the calendar year specified are forfeited and no longer exercisable. We did not recognize any incremental compensation cost resulting from these modifications. None of the options

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Stock-Based Compensation (Continued)

were exercised and all have expired as of December 31, 2012. On March 25, 2013, our board of directors, voted to amend the Incentive Award Plan to eliminate the automatic option grant.

Options	Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2010	69,583	$8.99
Granted	15,000	$8.03
Exercised	—
Forfeited or expired	(9,895)	$9.10

Outstanding at December 31, 2010	74,688	$8.78
Granted	15,000	$7.66
Exercised	—
Forfeited or expired	(9,896)	$9.10

Outstanding at December 31, 2011	79,792	$8.53
Granted	15,000	$4.12
Exercised	—
Forfeited or expired	(19,792)	$9.10

Outstanding at December 31, 2012	75,000 (1)	$7.50

Exercisable at December 31, 2012	60,000	$8.34

(1)
The remaining contractual life of the outstanding options is 6.3 years.

        Compensation expense associated with our Incentive Award Plan was not material for the years ended December 31, 2012, 2011, or 2010.

15. Related Party Transactions

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

        On December 20, 2011, we entered into an amendment to our advisory management agreement pursuant to which the annual asset management fee payable by us to the Advisor was reduced from 0.75% to 0.60% of the aggregate asset value of acquired real estate and real estate related assets effective January 1, 2012 and renewed the advisory management agreement, as amended, through December 31, 2012. On December 14, 2012, we entered into the Second Amendment to the Second Amended and Restated Advisory Management Agreement (the "Second Amendment") pursuant to which, effective, January 1, 2013, the annual asset management fee payable by us to the Advisor was reduced from 0.60% to 0.575% of the aggregate asset value of acquired real estate and real estate

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

related assets and no asset management fee is payable to the Advisor related to Alexan Black Mountain and Royal Island. Also on December 14, 2012, we renewed the advisory agreement, as amended, through December 31, 2013. Other than as described above, the terms of the advisory management agreement remain unchanged.

        During the year ended December 31, 2012, Behringer Harvard Opportunity Advisors I received an annual asset management fee of 0.60% of the aggregate asset value of acquired real estate and real estate related assets. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.60% of the aggregate asset value as of the last day of the month. For the year ended December 31, 2012, 2011 and 2010, we incurred $3.3 million, $5.4 million and $6 million of asset management fees, respectively. Amounts include asset management fees from discontinued operations.

        Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the years ended December 31, 2012, 2011 and 2010, we incurred $0.1 million, $0.4 million and $1.1 million in acquisition and advisory fees, respectively.

        Under the advisory management agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount. Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We incurred $0.5 million, $0.9 million, and $0.6 million in debt financing fees for the years ended December 31, 2012, 2011, and 2010, respectively.

        We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive officers. For the years ended December 31, 2012, 2011, and 2010, we incurred costs for administrative services totaling $1.8 million, $2 million and $1.9 million, respectively.

        We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, "BH Property Management"), fees for management, leasing, and construction supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Related Party Transactions (Continued)

non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred property management fees or oversight fees of $0.9 million, $0.9 million, and $1.5 million in the years ended December 31, 2012, 2011, and 2010, respectively.

        To bridge our liquidity needs until asset sales occur, in January 2011, we obtained a deferral from our Advisor of the payment of all asset management fees accruing during the months of May 2010 through March 2011 and all debt financing fees and expense reimbursements accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. Also in January 2011, BH Property Management deferred our obligation to pay property management oversight fees accruing during the months of July 2010 through March 2011 until the earlier of January 10, 2013 or such time as the Company has sufficient (a) net sales proceeds, (b) net refinancing proceeds, or (c) cash flow from operations, after establishing appropriate working capital reserves, to enable the Company to make payments thereon. The deferred fees were fully repaid in 2012. The total deferred fees and expenses at December 31, 2011 was $2.9 million.

        On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our short-term liquidity needs. The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement, or (iii) the termination without cause of the property management agreement. The balance on the loan at December 31, 2012 and 2011 was $1.5 million. On March 25, 2013, we fully repaid the loan and the accrued interest.

        At December 31, 2012, we had a payable to our Advisor and its affiliates of $2.9 million. This balance consists of accrued and deferred fees, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees, a loan of $1.5 million and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management. At December 31, 2011, we had a payable to our Advisor and its affiliates of $5.8 million.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Supplemental Cash Flow Information

        Supplemental cash flow information is summarized below for the years ended December 31, 2012, 2011, and 2010.

	Year ended December 31,
	2012	2011	2010
Supplemental disclosure:
Interest paid, net of amounts capitalized	$11,902	$13,463	$11,953
Reorganization expenses paid	$1,112	$—	$—
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$184	$325	$10
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$215	$1,299	$973
Capital expenditures for real estate under development contributed from unconsolidated joint venture	$—	$549	$—
Contribution of notes receivable and accrued interest by noncontrolling interest holder	$—	$8,607	$—
Amortization of deferred financing fees in properties under development	$33	$20	$69
Investment in unconsolidated joint ventures	$—	$—	$12,169
Transfer of noncontrolling interest	2,424
Common stock issued in distribution reinvestment plan	$—	$925	$5,676
Capitalized deferred financing costs in accrued liabilities	$319	$521	$673
Consolidation of properties
Real estate and lease intangibles	$24,000	$—	$—
Restricted Cash	$493	$—	$—
Notes receivable	$(18,037)	$—	$—
Other assets and liabilities, net	$(6,468)	$—	$—
Conversion of notes receivable to investment
Real estate and lease intangibles	$—	$—	$52,369
Notes receivable	$—	$—	$(18,265)
Note payable	$—	$—	$(39,539)
Other assets and liabilities, net	$—	$—	$(590)
Deed in lieu of foreclosure
Real estate and lease intangibles	$—	$—	$(19,828)
Note payable	$—	$—	$17,904
Other assets and liabilities, net	$—	$—	$(329)
Deconsolidation of properties
Real estate and lease intangibles	$—	$—	$(116,316)
Notes receivable	$—	$—	$30,999
Notes payable	$—	$—	$92,183
Other assets and liabilities, net	$—	$—	$(3,813)
Noncontrolling interest	$—	$—	$(10,424)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Discontinued Operations and Real Estate Held for Sale

        During 2012 we sold four of our consolidated properties. Additionally as of December 31, 2012 we have one consolidated joint venture property classified as held for sale. During 2011 we sold four of our consolidated properties. During 2010 we transferred ownership of one of our consolidated properties via a deed-in-lieu of foreclosure.

        We have classified the results of operations for the properties discussed above into discontinued operations in the consolidated statements of operations for the years ended December 30, 2012, 2011 and 2010. The results of these properties are classified as discontinued operations in the accompanying consolidated statements of operations and other comprehensive loss and summarized in the following table ($ in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues
Rental revenue	$9,042	$22,397	$25,718

Expenses
Property operating expenses	2,489	5,524	7,759
Bad debt expense	197	112	—
Interest expense	5,053	7,992	5,989
Real estate taxes	1,153	3,426	3,367
Impairment charge	1,263	5,167	18,253
Property management fees	300	764	1,151
Asset management fees	386	1,375	1,519
General and administrative	—	—	227
Depreciation and amortization	3,087	9,252	10,844

Total expenses	13,928	33,612	49,109
Interest Income	(4)	(6)	1
Gain on troubled debt restructuring(1)	—	452	—
Loss on early extinguishment of debt(2)	(1,379)
Loss on debt extinguishment	—	—	(2,253)
Gain on sale of real estate property	11,997	849	—

Gain (Loss) from discontinued operations	$5,728	$(9,920)	$(25,643)

(1)
Gain on troubled debt restructuring was related to the sale of Crossroads on October 4, 2011.

(2)
Loss on early extinguishment of debt was approximately $1.4 million and represents premiums paid and the write-off of unamortized debt issuance costs related to 5000 S. Bowen Road.

        We did not classify the condominiums sold during 2010, 2011 or 2012 at Chase—The Private Residences as discontinued operations. Additionally, on January 12, 2011, we sold 4.77 acres of land that was a part of our Frisco Square investment to an unaffiliated third party that is not included in discontinued operations.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

17. Discontinued Operations and Real Estate Held for Sale (Continued)

        The major classes of Becket House assets and liabilities associated with the real estate held for sale net of impairment as of December 31, 2012 were as follows ($ in thousands):

December 31, 2012
Leasehold interest	$19,580
Lease intangibles, net	274

Assets associated with real estate held for sale	$19,854

Notes payable	$25,360
Accrued interest payable	$3,567

Obligations associated with real estate held for sale	$28,927

18. Frisco Debtors

  Chapter 11 Bankruptcy Filings—Frisco Debtors

        On June 13, 2012 (the "Petition Date"), the special purpose entity Behringer Harvard Frisco Square, LP, along with our indirect subsidiaries BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC (collectively, the "Frisco Debtors"), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases"), in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The Chapter 11 Cases pertain only to the Frisco Debtors, neither the Company nor any of its other wholly owned subsidiaries or joint ventures, either consolidated or unconsolidated, have sought such protection.

        The Frisco Debtors operated as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the order of the Bankruptcy Court. On October 22, 2012, the Frisco Debtors filed a Joint Consolidated Plan of Reorganization (the "Reorganization Plan"), which, after certain modifications and amendments, was confirmed by an order of the Bankruptcy court entered on December 20, 2012. Under the Reorganization Plan, all creditors are paid 100%: some immediately, and some over time. On December 27, 2012, pursuant to the Reorganization Plan, new equity interests were issued and as a result, the reorganized Frisco Debtors wholly own the Frisco property. On January 3, 2013, the Bankruptcy Court issued an order declaring the Reorganization Plan effective.

        Pursuant to the Reorganization Plan, on December 27, 2012, the Frisco Debtors entered into an amended and restated loan agreement related to the BHFS Loan, a modification of the Theater Loan and executed a new guaranty agreement. See Note 9 Notes Payable for further information.

        Pursuant to the Reorganization Plan, the Frisco Debtors also agreed to settle claims made by the City of Frisco. Under the Frisco Square Development Agreement (the, "Development Agreement"), as amended and supplemented between certain predecessors-in-interest to the Frisco Debtors and the City of Frisco (the "City"), the City was to be reimbursed approximately $1.3 million on April 1, 2013 related to the costs and expenses associated with the construction of Frisco Plaza located at Frisco Square in from the Frisco City Hall (the, "Plaza Obligation"). The City of Frisco issued $12.5 million of bonds that were used to make public improvements within the Frisco Square Management District

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Frisco Debtors (Continued)

(the, "MMD"). Under the Development Agreement the predecessors-in-interest to the Frisco Debtors agreed to be responsible for 50% of the bond debt service (the, "Bond Obligation). At the time the real property value with the MMD reaches $125 million the Bond Obligation will be reduced by 0.5% for each $1 million above the $125 million threshold. At $225 million of real property values within the MMD the Bond Obligation is terminated. The total outstanding Bond Obligation at December 31, 2012 was $6.1 million.

        The Development Agreement allowed that the Bond Obligation, the Plaza Obligation and other monetary obligations pursuant to the Development Agreement could be apportioned based upon the value of the real property and real property improvements if an association, as defined, is formed. The Frisco Square Property Owner's Association (the, "POA") was formed on October 5, 2007. The POA pays for salaries, maintenance, special events, capital improvements and bond payments related to land within its defined area. In turn, the POA assesses its members for these costs. We are not the sole member of the POA. The annual bond debt service assessed by the POA is approximately $491,000. The Frisco Debtors expensed approximately $328,000 which is included in the accompanying consolidated statements of operations and other comprehensive loss.

        Pursuant to the Reorganization Plan, the Frisco Debtors paid the $1.3 million to the City of Frisco for the Plaza Obligation on December 27, 2012. For the Bond Obligation, the Frisco Debtors agreed to escrow one year's worth of principal interest payments. The Frisco Debtors also agreed to make the semi-annual interest and principal payments. For both the Plaza Obligation and the Bond Obligation, the Frisco Debtors expect to utilize the POA to assess its members and to be reimbursed pro-ratably. The $1.3 million is included in prepaid expenses and other assets in the December 31, 2012 balance sheet.

        Under the Development Plan, 720 parking spaces in a minimum of two parking garages were required to be constructed by February 2012 (the, "Parking Obligation"). The Reorganization Plan extends the date to build the garages until February 1, 2018.

        The City has secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by the BHFS I, LLC. The book value of the BHFS I, LLC land is $28.2 million. In the event the reorganized Frisco Debtors sell the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account for the benefit of the City to secure the Parking Obligations until the amount in the escrow is $7 million. The current amount in the escrow is zero. For the Bond Obligation, the City will release the lien on the land to be sold provided that the City is provided with substitute collateral worth the amount of property to be sold. As discussed above, the Bond Obligation will be reduced from time to time and terminated once property values reach $225 million within the MMD.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

19. Quarterly Results (Unaudited)

        Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$11,126	$11,097	$10,273	$9,508
Loss from continuing operations	$(7,303)	$(19,090)	$(6,620)	$(29,273)
Income (loss) from discontinued operations	$(1,080)	$2,962	$4,403	$(557)
Gain (loss) on sale of real estate	$—	$—	$—	$—
Add: Net loss attributable to the noncontrolling interest	$504	$2,203	$272	$803
Net income (loss) attributable to common shareholders	$(7,879)	$(13,925)	$(1,945)	$(29,027)
Basic and diluted weighted average shares outstanding	56,500	56,500	56,500	56,500
Basic and diluted income (loss) per share	$(0.14)	$(0.25)	$(0.03)	$(0.51)

	2011 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$7,775	$8,667	$13,111	$7,758
Loss from continuing operations	$(7,689)	$(51,079)	$(18,785)	$(7,987)
Income (loss) from discontinued operations	$(4,984)	$(502)	$(3,372)	$(1,062)
Gain (loss) on sale of real estate	$1,335	$(1)	$—	$—
Add: Net loss attributable to the noncontrolling interest	$198	$3,961	$917	$442
Net income (loss) attributable to common shareholders	$(11,140)	$(47,621)	$(21,240)	$(8,607)
Basic and diluted weighted average shares outstanding	56,458	56,500	56,500	56,500
Basic and diluted income (loss) per share	$(0.20)	$(0.83)	$(0.37)	$(0.15)

20. Subsequent Events

        We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements and noted no subsequent events that would require adjustment to the consolidated financial statement or additional disclosure, other than the ones disclosed herein.

        On March 7, 2013, we signed a purchase and sale agreement for our Rio Salado project for approximately $9.3 million. We expect the sale to close in second quarter of 2013.

        On February 19, 2013, we terminated the hotel operating lease with Kingsdell, L.P., formed a wholly owned entity to lease the Hotel, terminated CWE Hospitality Services, LLC as the Hotel's management company, and engaged a third party management company to manage the Hotel.

        Also on February 19, 2013, Chase Park Plaza Hotel, LLC ("CPPH"), a 95% owned subsidiary of the Company that owns the Chase Park Plaza Hotel (the "Hotel"), filed a Motion for a Temporary Restraining Order, Preliminary and Permanent Injunction in the Circuit Court of the City of St. Louis, State of Missouri against James L. Smith, Francine V. Smith, Marcia Smith Niederinghaus, Kingsdell L.P. and CWE Hospitality Services, LLC (collectively, the "Smith Defendants") requesting the Court remove the Smith Defendants from the property and from interfering with Plaintiff and the

Behringer Harvard Opportunity REIT I, Inc.

Notes to Consolidated Financial Statements (Continued)

20. Subsequent Events (Continued)

Hotel. The Temporary Restraining Order was granted on February 19, 2013 and is in place until May 22, 2013.

        On March 22, 2013, the Smith Defendants filed counterclaims asserting breaches of the parties' agreements, conversion of their property, and computer tampering in connection with CPPH taking control of the Hotel and seeking unspecified damages.

        We intend to vigorously prosecute our claims against the Smith Defendants. We do not believe that the counterclaims made by the Smith Defendants have merit and intend to vigorously defend against them.

Behringer Harvard Opportunity REIT I, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2012, 2011, and 2010
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2012
Allowance for doubtful accounts	$377	$721	$—	$864		$234
Allowance for loan loss	34,665	12,249	—	33,017	(1)	13,897
Year ended December 31, 2011
Allowance for doubtful accounts	$377	$461	$—	$461		$377
Allowance for loan loss	7,136	27,529	—	—		34,665
Year ended December 31, 2010
Allowance for doubtful accounts	$290	$1,241	$—	$1,154		$377
Allowance for loan loss	—	7,136	—	—		7,136

(1)
On June 6, 2012 we gained control of Royal Island when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. As a result we now eliminate the note receivable.

Behringer Harvard Opportunity REIT I, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2012
(amounts in thousands)

			Initial cost
Property Name	Location	Encumbrances	Land and improvements	Building and improvements	Cost capitalized subsequent to acquisition(4)	Gross amount carried at close of period	Accumulated depreciation	Year of construction	Date acquired	Depreciable life
Chase Park Plaza	St. Louis, MO	$49,354	$3,612	$50,143	$40,059	$93,814	$13,340	1922 - 1931	12/8/2006		(1)
Las Colinas Commons	Irving, TX	11,828	2,785	9,718	3,489	15,992	3,874	1979 - 2001	12/20/2006		(2)
5000 S. Bowen Road	Arlington, TX	—	1,642	—	—	1,642	—	n/a	5/10/2007
The Lodge & Spa at Cordillera	Edwards, CO	—	9,398	7,468	(6,824)	10,042	1,165	1988	6/6/2007		(1)
Rio Salado Business Center	Phoenix, AZ	—	7,010	—	2,140	9,150	—	—	6/29/2007		(3)
Frisco Square	Frisco, TX	31,595	40,098	27,907	12,052	80,057	10,330	2002 - 2003	8/3/2007		(2)
Northpoint Central	Houston, TX	16,040	750	19,849	3,345	23,944	5,855	1982	9/13/2007		(2)
Northborough Tower	Houston, TX	20,105	1,400	31,401	1,295	34,096	6,280	1983	2/26/2008		(2)
Royal Island	Commonwealth of Bahamas	9,941	21,158	2,842	—	24,000	342	—	6/6/2012		(2)

Totals		$138,863	$87,853	$149,328	$55,556	$292,737	$41,186

(1)
Hotel is 39 years

(2)
Buildings are 25 years

(3)
Property under development

(4)
Includes adjustment to basis, such as impairment losses

        A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 is as follows:

Real Estate and Accumulated Depreciation
Schedule III
(amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Real Estate:
Balance at beginning of period	$401,779	$498,318	$599,609
Acquisitions	24,000	—	51,305
Improvements	5,154	7,058	12,723
Write-offs	(697)	(454)	(772)
Deconsolidation	—	—	(87,828)
Disposals	—	—	(22,001)
Reclassification(1)	1,150	—	—
Impairment loss	(8,552)	(16,424)	(18,982)
Cost of real estate sold	(130,097)	(86,719)	(35,736)

Balance at end of the period	$292,737	$401,779	$498,318

Accumulated depreciation:
Balance at beginning of period	$46,253	$44,414	$39,868
Depreciation expense	11,249	14,929	15,583
Write-offs	(717)	(426)	(741)
Deconsolidation	—	—	(4,279)
Disposals	(15,599)	(12,664)	(6,017)

Balance at end of the period	$41,186	$46,253	$44,414

(1)
Includes reclassification of $0.7 million and $0.5 million from condominium inventory to land and building, respectively.

Behringer Harvard Opportunity REIT I, Inc.
Mortgage Loans on Real Estate
Schedule IV
December 31, 2012

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Alexan Black Mountain mezzanine loan	10.50%	9/29/06	No payment until completion	$29,000	(1)	$9,676	$0	$0

(1)
We do not hold the construction loan on this property. Accordingly, the amount of the prior lien at December 31, 2012 is estimated.

Reconciliation of the Carrying Amount of Mortgages:
Balance at beginning of 2010	$40,614
Additions during period:
New mortgage loans	13,190
Deductions during period:
Allowance for loan loss	(7,136)

Balance at close of 2010	$46,668

Additions during period:
New mortgage loans	5,141
Contribution on note—noncontrolling partner(1)	7,000
Deductions during period:
Allowance for loan loss	(27,529)

Balance at close of 2011	$31,280

Additions during period:
New mortgage loans	2,023
Deductions during period:
Allowance for loan loss	(15,267)
Elimination upon consolidation	(18,036)

Balance at close of 2012	$—

(1)
Related to Royal Island loan

*****

EXHIBIT INDEX

Exhibit Number		Description
3.1		Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on July 29, 2008)

3.2		Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on June 9, 2011)

3.3		Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)

3.4		First Amendment to the Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on January 24, 2012)

4.1		Second Amendment to the Second Amended and Restated Advisory Management Agreement between the Registrant and Behringer Harvard Opportunity Advisors I, LLC dated December 14, 2012 and effective as of January 1, 2013 (previously filed in and incorporated by reference to Form 8-K filed on December 19, 2012)

10.1		Loan Agreement dated November 15, 2011 among Chase Park Plaza Hotel, LLC and The Private Residences, LLC, as borrowers, and PFP Holding Company II, LLC (previously filed in and incorporated by reference to Exhibit 10.12 to Form 10-K filed on March 29, 2012)

10.2	*	Amended and Restated Loan Agreement among BHFS I, LLC, BHFS II, LLC, BHFS III, LLC and BHFS IV, LLC, BHFS Theater, LLC and Behringer Harvard Frisco Square LP as borrowers, and Bank of America, N.A., as administrative agent and lender and Regions Bank, as Lender effective December 27, 2012.

10.3	*	Modification of the Theater Loan among BHFS Theater, LLC, BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and Behringer Harvard Frisco Square LP as borrowers, and Bank of America, N.A., as administrative agent and lender effective December 27, 2012.

10.4	*	Guaranty Agreement among Behringer Harvard Opportunity REIT I, Inc., and Bank of America, N.A., as administrative agent acting for and on behalf of Bank of America and Regions Bank effective December 27, 2012.

10.5	*	Reinstated, Renewal, Modification and Extension Promissory Note among BHFS II, LLC and Bank of America, N.A. as administrative agent and Regions Bank effective December 27, 2012.

10.6	*	Reinstated, Renewal, Modification and Extension Promissory Note among BHFS III, LLC and Bank of America, N.A. as administrative agent and Regions Bank effective December 27, 2012.

10.7	*	Reinstated, Renewal, Modification and Extension Promissory Note among BHFS IV, LLC and Bank of America, N.A. as administrative agent and Regions Bank effective December 27, 2012.

10.8	*	Modification of Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement among BHFS II, LLC and Bank of America, N.A. as administrative agent and Regions Bank effective December 27, 2012.

10.9	*	Modification of Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement among BHFS III, LLC and Bank of America, N.A. as administrative agent and Regions Bank effective December 27, 2012.

Exhibit Number		Description
10.10	*	Modification of Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement among BHFS IV, LLC and Bank of America, N.A. as administrative agent and Regions Bank effective December 27, 2012.

10.11	*	Modification of Second Lien Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement among BHFS Theater, LLC and Bank of America, N.A. effective December 27, 2012.

21.1	*	List of Subsidiaries

31.1	*	Rule 13a-14(a)/15d-14(a) Certification

31.2	*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	(1)	Section 1350 Certification

32.2*	(1)	Section 1350 Certification

99.1		Third Amended and Restated Share Redemption Program (previously filed and incorporated by reference to Form 10-Q filed on November 13, 2009)

99.2		Amended and Restated Policy for Estimation of Common Stock Value (previously filed in and incorporated by reference to Exhibit 99.2 to Form 10-K filed on March 29, 2012)

101	(2)	The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 28, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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