Form 10-Q
period 2013-03-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2013-05-14
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2013, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2013

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Real estate
Land and improvements, net	$73,085	$73,160
Buildings and improvements, net	166,960	169,081
Real estate under development	9,310	9,310
Total real estate	249,355	251,551

Condominium inventory	6,069	6,464
Assets associated with real estate held for sale	18,371	19,854
Cash and cash equivalents	30,141	34,825
Restricted cash	6,518	5,756
Accounts receivable, net	9,132	8,278
Prepaid expenses and other assets	2,789	2,589
Investments in unconsolidated joint ventures	18,936	19,259
Furniture, fixtures and equipment, net	3,301	3,756
Deferred financing fees, net	1,971	2,168
Lease intangibles, net	5,230	5,635
Other intangibles, net	6,148	6,317
Total assets	$357,961	$366,452

Liabilities and Equity
Notes payable	$139,059	$138,863
Note payable to related parties	—	1,500
Accounts payable	1,285	1,370
Payables to related parties	887	1,434
Acquired below-market leases, net	1,743	1,847
Accrued and other liabilities	21,136	18,919
Obligations associated with real estate held for sale	27,734	28,927
Total liabilities	191,844	192,860

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at March 31, 2013 and December 31, 2012	6	6
Additional paid-in capital	505,167	505,167
Accumulated distributions and net loss	(335,374)	(328,285)
Accumulated other comprehensive loss	(4,925)	(4,660)
Total Behringer Harvard Opportunity REIT I, Inc. equity	164,874	172,228
Noncontrolling interest	1,243	1,364
Total equity	166,117	173,592
Total liabilities and equity	$357,961	$366,452

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2013	2012

Revenues
Rental revenue	$5,923	$6,697
Hotel revenue	4,128	1,106
Condominium sales	409	3,323

Total revenues	10,460	11,126

Expenses
Property operating expenses	6,117	3,149
Bad debt expense	1,343	14
Cost of condominium sales	417	3,374
Condominium inventory impairment	—	438
Interest expense	2,397	2,582
Real estate taxes	905	933
Property management fees	320	253
Asset management fees	583	742
General and administrative	1,868	1,313
Depreciation and amortization	3,401	3,104

Total expenses	17,351	15,902

Interest income	17	8
Other income, net	19	218

Loss from continuing operations before income taxes and equity in earnings (losses) of unconsolidated joint ventures	(6,855)	(4,550)

Reorganization items	(118)	—
Provision for income taxes	(32)	(49)
Equity in earnings (losses) of unconsolidated joint ventures	350	(2,667)
Loss from continuing operations	(6,655)	(7,266)

Loss from discontinued operations	(653)	(1,117)

Net loss	(7,308)	(8,383)

Add: Net loss attributable to the noncontrolling interest
Continuing operations	92	382
Discontinued operations	127	122

Net loss attributable to common shareholders	$(7,089)	$(7,879)

Weighted average shares outstanding:
Basic and diluted	56,500	56,500

Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.12)	$(0.12)
Discontinued operations	(0.01)	(0.02)
Basic and diluted loss per share	$(0.13)	$(0.14)

Amounts attributable to common shareholders:
Continuing operations	$(6,563)	$(6,884)
Discontinued operations	(526)	(995)
Net loss attributable to common shareholders	$(7,089)	$(7,879)

Comprehensive loss:
Net loss	$(7,308)	$(8,383)
Other comprehensive loss:
Foreign currency translation loss (gain)	(188)	457
Reclassification of unrealized loss on interest rate derivatives to net income	21	—
Unrealized loss on interest rate derivatives	—	(8)
Total other comprehensive income (loss)	(167)	449
Comprehensive loss	(7,475)	(7,934)
Comprehensive loss attributable to noncontrolling interest	121	544
Comprehensive loss attributable to common shareholders	$(7,354)	$(7,390)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity
Balance at January 1, 2012	1,000	$—	56,500,472	$6	$502,743	$(275,509)	$(4,890)	$7,593	$229,943

Net loss	—	—	—	—	—	(7,879)	—	(504)	(8,383)

Contributions from noncontrolling interest	—	—	—	—	—	—	—	36	36

Other comprehensive income:
Foreign currency translation gain (loss)	—	—	—	—	—	—	497	(40)	457
Unrealized gains on interest rate derivatives	—	—	—	—	—	—	(8)	—	(8)

Balance at March 31, 2012	1,000	$—	56,500,472	$6	$502,743	$(283,388)	$(4,401)	$7,085	$222,045

Balance at January 1, 2013	1,000	$—	56,500,472	$6	$505,167	$(328,285)	$(4,660)	$1,364	$173,592

Net loss	—	—	—	—	—	(7,089)		(219)	(7,308)
							—

Other comprehensive income:
Foreign currency translation gain (loss)	—	—	—	—	—	—	(286)	98	(188)
Reclassification of unrealized loss on interest rate derivatives to net income	—	—	—	—	—	—	21	—	21

Balance at March 31, 2013	1,000	$—	56,500,472	$6	$505,167	$(335,374)	$(4,925)	$1,243	$166,117

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three nomths ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(7,308)	$(8,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,351	4,299
Amortization of deferred financing fees	197	507
Impairment charge	305	438
Bad debt expense	1,232	36
Equity in (earnings) losses of unconsolidated joint ventures	(350)	2,667
Loss on derivatives	21	—
Change in operating assets and liabilities:
Accounts receivable	(175)	(2,837)
Condominium inventory	395	3,286
Prepaid expenses and other assets	263	(367)
Accounts payable	(1,384)	479
Accrued and other liabilities	1,590	(56)
Payables to related parties	(510)	4
Lease intangibles	(27)	(298)
Cash used in operating activities	(2,400)	(225)

Cash flows from investing activities:
Capital expenditures for real estate under development	—	(1,260)
Additions of property and equipment	(341)	(76)
Change in restricted cash	(762)	1,352
Net assets consolidated from hotel operations	143	—
Investment in notes receivable	—	(822)
Cash used in investing activities	(960)	(806)

Cash flows from financing activities:
Proceeds from notes payable	745	2,419
Payments on related parties note payable	(1,500)	—
Payments on notes payable	(559)	(4,168)
Contributions from noncontrolling interest holders	—	36
Cash used in financing activities	(1,314)	(1,713)

Effect of exchange rate changes on cash and cash equivalents	(10)	22

Net change in cash and cash equivalents	(4,684)	(2,722)
Cash and cash equivalents at beginning of the year	34,825	13,503

Cash and cash equivalents at end of the year	$30,141	$10,781

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties.  As of March 31, 2013, we wholly owned six properties and consolidated four properties through investments in joint ventures including one classified as asset held for sale on our condensed consolidated balance sheet.  In addition, we are the mezzanine lender for one multifamily property.  We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or subsidiaries thereof.  Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust.

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

2.                          Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet and condensed consolidated statement of equity as of March 31, 2013, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of March 31, 2013 and our condensed consolidated results of operations, equity, and cash flows for the periods ended March 31, 2013 and 2012.  Such adjustments are normal and recurring in nature.

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

Real Estate

We amortize the value of in-place leases acquired to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of March 31, 2013, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately ten years.

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of March 31, 2013 is as follows (in thousands):

Lease / Other Intangibles
April 1, 2013 - December 31, 2013	$479
2014	333
2015	312
2016	300
2017	300

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows ($ in thousands):

				Acquired
	Buildings and	Land and	Lease	Below-Market	Other
March 31, 2013	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$208,821	$74,256	$12,865	$(3,929)	$10,439
Less: depreciation and amortization	(41,861)	(1,171)	(7,635)	2,186	(4,291)

Net (1)	$166,960	$73,085	$5,230	$(1,743)	$6,148

				Acquired
	Buildings and	Land and	Lease	Below-Market	Other
December 31, 2012	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$209,011	$74,256	$13,099	$(3,929)	$10,438
Less: depreciation and amortization	(39,930)	(1,096)	(7,464)	2,082	(4,121)

Net (1)	$169,081	$73,160	$5,635	$(1,847)	$6,317

(1)         Excludes Becket House, which was sold on April 5, 2013 (classified as held for sale at March 31, 2013 and December 31, 2012)

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value, and consists of land acquisition costs, land development costs, construction costs, interest, and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At March 31, 2013 and December 31, 2012, condominium inventory consisted of $6.1 million and $6.5 million of finished units related to our condominiums at Chase — The Private Residences, respectively.

The nationwide downturn in the secondary condominium market that began during 2007 has resulted in lower than expected sales volume and reduced selling prices.  There were no impairment charges related to our condominium inventory for the three months ended March 31, 2013.  As a result of our evaluations in the first quarter of 2012, we recognized a non-cash charge of $0.4 million during the three months ended March 31, 2012 to reduce the carrying value of condominiums at Chase-The Private Residences to current market prices.  The non-cash charge is classified as condominium inventory impairment charges in the accompanying condensed consolidated statement of operations.  During the fourth quarter of 2012, as a result of the continuing lack of demand for condominium development, we evaluated our work in progress related to The Lodge and Spa at Cordillera (“Cordillera”) condominium development.  As it is unlikely we will invest additional funds to restart the condominium development project, we determined that the investment property should be reclassified as land inventory.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

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

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $7.8 million and $6.8 million as of March 31, 2013 and December 31, 2012, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $3.4 million and $1.8 million as of March 31, 2013 and December 31, 2012, respectively.  The allowance for doubtful accounts was $2.1 million and $0.2 million as of March 31, 2013 and December 31, 2012, respectively.

Chapter 11 Filings - Frisco Debtors

Consolidation of Real Estate in Bankruptcy - On June 13, 2012, the special purpose entity Behringer Harvard Frisco Square, LP, along with our indirect subsidiaries BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC (collectively, the “Frisco Debtors”), filed Chapter 11 bankruptcy.  We continued to consolidate the balance sheets and operations of the Frisco Debtors.  On October 22, 2012, the Frisco Debtors filed a Reorganization Plan, which, after certain modifications and amendments, was confirmed on December 20, 2012, allowing the Frisco Debtors to emerge from bankruptcy.

Reorganization Expense - Reorganization items are expense or income items that were incurred or realized by the Frisco Debtors as a result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations and comprehensive loss.

Investment Impairment

For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions.  The Company’s Chief Financial Officer and Principal Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the investment.  We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

Real Estate Held for Sale

We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  We present the assets and obligations of a property held for sale separately on our condensed consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  As of March 31, 2013 and December 31, 2012, our Becket House property was classified as held for sale.

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

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively.  Our adoption of this ASU in the first quarter of 2013 did not materially change the presentation of our consolidated condensed financial statements.

Subsequent Events

We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements and noted no subsequent events that would require adjustment to the consolidated financial statement or additional disclosure.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 ($ in thousands):

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$1	$—	$1

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$2	$—	$2

Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet.

Nonrecurring Fair Value Measurements

We have recorded non-cash impairment charges related to a reduction in the fair value of certain of our assets.  For the three months ended March 31, 2013, we recorded an approximate $0.3 million impairment for our Becket House leasehold interest based upon the net proceeds from the sale.

For the year ended December 31, 2012, we recognized the following adjustments.  We recognized condominium inventory impairment charges of $11.7 million and $0.4 million related to Cordillera and Chase—The Private Residences, respectively.  We also recorded a $7.3 million impairment charge related to Rio Salado based upon a

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

signed purchase and sale agreement.  We recorded a $12 million provision for loan loss related to our notes receivable from Royal Island to reduce the note to the underlying collateral value.  We recorded an impairment charge of $1.3 million related to our Bent Tree Green office building, which was determined based on the expected sale price specified in the executed sale agreement.  The Bent Tree Green property was sold during 2012 and accordingly this charge have been reclassified to discontinued operations in the accompanying consolidated statement of operations and other comprehensive loss for the year ended December 31, 2012.

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

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the periods presented ($ in thousands):

as of March 31, 2013	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)
Assets
Leasehold interest	—	18,106	—	18,106	(305	)(1)

(1)         We recorded a $0.3 million impairment charge related to Becket House based on final negotiated sales price included in discontinued operation.

as of December 31, 2012	Level 1	Level 2		Level 3		Total Fair Value		Gain / (Loss)(2)
Assets
Real estate under development	—	$9,150	(3)	—		$9,150		$(7,289)
Condominium inventory (work in progress)	—	—		1,150	(4)	1,150		(11,723)
Condominium inventory (finished units)	—	—		13,120		13,120		(438)
Note receivable, net	—	—		18,037		18,037	(5)	(12,249	)(6)
	$—	$9,150		$32,307		$41,457		$(31,699)

(2)         Excludes $1.3 million in impairment losses included in discontinued operations for Bent Tree Green that was disposed of as of December 31, 2012.

(3)         We recorded a $7.3 million impairment charge related to Rio Salado based upon a signed purchase and sale agreement.

(4)         During 2012, we evaluated our work in progress related to Cordillera condominium development and determined that we are unlikely to invest additional capital to complete the development. Therefore, the investment property should be reclassified as land inventory, and the related sales center reclassified to building.  As a result of the change in use, during the fourth quarter of 2012, we recognized a non-cash charge of $11.7 million to reduce the carrying value of the inventory and reclassified $0.7 million from condominium inventory to land and $0.5 million to building as of December 31, 2012.

(5)         On June 6, 2012, we consolidated Royal Island, and the note receivable between the Company and Royal Island was eliminated as an intercompany transaction.

(6)         Includes $0.2 million of provision for loan losses related to Chase Park Plaza.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Quantitative Information about Level 3 Fair Value Measurements

($ in thousands, except per square feet and acre)

	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Condominium inventory (finished units) (1)	$13,120	Market comparable	Amount per condo unit due to limited market comparables	$362 to $607 per square feet

Condominium inventory (work in progress) (2)	$1,150	Market comparable	Amount per acre/per square feet due to limited market comparables	$200,000 per acre land/ $112 per square foot building

Note receivable, net	$18,037	Market comparable	Amount per acre due to limited market comparables	$43,909 to $79,529 per acre

(1)  In the first quarter of 2012, we recorded an impairment of our condominium inventory in order to appropriately carry it at the lower of cost or market.  After recording the fair value adjustment, we sold 12 condominiums. The current book value of the remaining units is $6,464.

(2)  During 2012, we evaluated our work in progress related to Cordillera condominium development and determined that we are unlikely to invest additional capital to complete the development and therefore the investment property should be reclassified as land inventory and the related sales center reclassified to building.  As a result of the change in use, during the fourth quarter of 2012, we recognized a non-cash charge of $11.7 million to reduce the carrying value of the inventory and reclassified $0.7 million from condominium inventory to land and $0.5 million to building as of December 31, 2012.

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2013.

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

As of March 31, 2013 and December 31, 2012, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $162.9 million and $164.2 million, including the loan classified as obligations associated with real estate held for sale secured by Becket House as of March 31, 2013 and December 31, 2012, respectively, have a fair value of approximately $162.6 million and $163.8 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

The fair value estimates presented herein are based on information available to our management as of March 31, 2013 and December 31, 2012.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.                                      Real Estate Investments

As of March 31, 2013, we wholly owned six properties and consolidated four properties through investments in joint ventures including one classified as asset held for sale on our condensed consolidated balance sheet.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

The following table presents certain information about our consolidated properties as of March 31, 2013:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006
4950 S. Bowen Road	Arlington, Texas	—	land	100%	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2008
Rio Salado Business Center (1)	Phoenix, Arizona	—	development property	100%	2007
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	95%	2006
The Lodge & Spa at Cordillera	Edwards, Colorado	—	hotel and development property	94%	2007
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	100%	2007
Becket House (2)	London, England	46,000	long-term leasehold interest	80%	2007
Royal Island (3)	Commonwealth of Bahamas	—	resort hotel, spa, golf course, marina, and residence	87%	2012

(1)   Rio Salado Business Center is under contract for sale with closing expected in second quarter of 2013.

(2)   Classified as held for sale on our condensed consolidated balance sheet as of March 31, 2013.  On April 5, 2013, we sold Becket House to an unaffiliated third party.

(3)   We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited.  A third party indirectly owns 12.71% of Royal Island.

We have recorded non-cash impairment charges within discontinued operations of approximately $0.3 million related to a reduction in the fair value of certain of our real estate assets during the three months ending March 31, 2013.  See Note 4 Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements for additional information.

Hotel Operations

In December 2006 we entered into a hotel operating lease with Kingsdell, L.P., also a 5% limited partner of our Chase Park Plaza joint venture, to operate our Chase Park Plaza Hotel.   On February 19, 2013, we terminated the hotel operating lease with Kingsdell, L.P.; formed a wholly owned entity to lease the hotel; terminated CWE Hospitality Services, LLC as the hotel’s management company; and engaged an unaffiliated third party management company to manage the hotel.  As a result of the operational changes, effective February 19, 2013, we fully consolidate the operations of the hotel in our financial statements.

The following table summarizes the amounts of identified assets and liabilities consolidated on February 19, 2013:

Chase Park Plaza Hotel
Cash	$143
Account receivable (1)	2,007
Receivable from related party	36
Prepaid expenses and other assets	463
Total identifiable net assets	$2,649
Accounts Payable	$1,308
Accrued and other liabilities	1,341
Total identifiable net liabilities	$2,649

(1)   As of the date the hotel lease was terminated, the payables related to the hotel’s operations exceeded the receivables and cash on hand.  Under the lease agreement, Kingsdell L.P., as lessee, is responsible for payment of negative working capital.  We have reserved $1.2 million related to the lease agreement as bad debt in the accompanying condensed consolidated statements of operations related to receivables associated with estimated working capital shortfalls.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Chase Park Plaza Hotel contributed a net loss of $1.2 million to our consolidated statements of operations for the period from February 19, 2013 through March 31, 2013.  The following unaudited pro forma summary presents financial information as if the hotel operations had been consolidated on January 1, 2012:

	Pro Forma for the Three Months Ended March 31,
	2013	2012
Rental revenue	$4,932	$4,814
Hotel revenue	$6,786	$5,984
Property operating expenses	$9,660	$7,587
Bad debt expense	$—	$1,150 (1)
Net loss	$(8,033)	$(10,976)
Net loss per share	$(0.14)	$(0.19)

(1)   $1.2 million related to receivables associated with estimated working capital shortfalls.

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Chase Park Plaza Hotel to reflect the elimination of the lease rental revenue and the consolidation of the hotel operations as if it had been applied from January 1, 2012.

Real Estate Asset Dispositions

Becket House

On April 5, 2013, we sold Becket House and the lender accepted the sales proceeds as full satisfaction of the outstanding debt.  Since the proceeds from the sale were below the outstanding indebtedness, we received no proceeds from the sale.

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of March 31, 2013 and December 31, 2012 ($ in thousands):

	Ownership	Carrying Value of Investment
Property Name	Interest (1)	March 31, 2013	December 31, 2012

Central Europe Joint Venture	47.01%	$18,936	$19,259

(1)         Effective January 1, 2013, ownership interest changed from 47.27% to 47.01% due to additional contributions made to the joint venture by the other partner.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our investments in unconsolidated joint ventures as of March 31, 2013 and December 31, 2012 consisted of our proportionate share of the combined assets and liabilities of our investment properties shown at 100% as follows: ($ in thousands):

	March 31,	December 31,
	2013	2012
Real estate assets, net	$109,978	$114,590
Cash and cash equivalents	4,479	3,856
Other assets	1,726	2,020
Total assets	$116,183	$120,466

Notes payable	$80,176	$83,696
Other liabilities	2,724	2,924
Total liabilities	82,900	86,620

Equity	33,283	33,846
Total liabilities and equity	$116,183	$120,466

For the three months ended March 31, 2013 and 2012, we recognized $0.3 million of equity in earnings and $2.7 million of equity in losses, respectively.  Our equity in earnings and losses from these investments is our proportionate share of the combined earnings and (losses) of our unconsolidated joint ventures for the three months ended March 31, 2013 and 2012 shown at 100% as follows ($ in thousands):

	Three Months Ended March 31,
	2013	2012 (2)
Revenue	$3,127	$3,260

Operating expenses:
Operating expenses	743	1,883
Property taxes	80	165
Total operating expenses	823	2,048

Operating income	2,304	1,212

Non-operating expenses:
Depreciation and amortization	1,323	1,430
Interest and other, net	241	7,211
Total non-operating expenses	1,564	8,641

Net gain (loss)	$740	$(7,429)

Equity in earnings (losses) of unconsolidated joint ventures (1)	$350	$(2,667)

(1)         Company’s share of net earnings and (losses).

(2)         Includes the activity related to Royal Island which was consolidated as of June 6, 2012 and Santa Clara 800 which was sold on May 4, 2012.

Held for Sale

We had one property classified as held for sale at March 31, 2013 and December 31, 2012.  See note 13 for more details.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.                          Notes Payable

The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties we consolidate at March 31, 2013 and December 31, 2012 ($ in thousands):

	Notes Payable as of			Interest	Maturity
Description	March 31, 2013		December 31, 2012	Rate	Date

BHFS II, LLC	7,163		7,180	30-day LIBOR + 3%(1)	02/01/18 (2)
BHFS III, LLC	6,429	(3)	6,395	30-day LIBOR + 3%(1)	02/01/18 (2)
BHFS IV, LLC	13,356		13,388	30-day LIBOR + 3%(1)	02/01/18 (2)
BHFS Theatre, LLC	4,619		4,632	30-day LIBOR + 3%(1)	02/01/18
Chase Park Plaza Hotel and Chase - The Private Residences	49,061		49,354	30-day LIBOR + 6.75%(1)(4)	12/09/14
Northborough Tower	19,978		20,105	5.67%	01/11/16
Royal Island (5)	10,686		9,941	15.00%	10/10/16
Northpoint Central	15,982		16,040	5.15%	05/09/17
Las Colinas Commons	11,785		11,828	5.15%	05/09/17

	$139,059		$138,863

Notes Payable included with Obligations related to real estate held for sale:
Becket House(6)	$23,847		$25,360

(1)         30-day London Interbank Offer Rate (“LIBOR”) was 0.204% at March 31, 2013.

(2)         In March 2013, the loan agreement was amended to extend the maturity date from December 27, 2017 to February 1, 2018.

(3)         In March 2013, the loan amount was increased by approximately $0.1 million for costs incurred by the lender.

(4)         Interest rate subject to floor of 0.75%.

(5)         Effective February 2013, the lenders increased the amount available to draw on the loan from $10.4 million to $11.6 million.

(6)         The Becket House loan consists of three loans.  As of March 31, 2013 and December 31, 2012, the loan was classified as obligations associated with real estate held for sale on the condensed consolidated balance sheet.  On April 5, 2013, we sold Becket House leasehold interest and the lender received all of the sale proceeds.

Our notes payable balance was $162.9 million and $164.2 million, including the loan classified as obligations associated with real estate held for sale secured by Becket House as of March 31, 2013 and December 31, 2012, respectively, and consisted of borrowings of debt related to our property acquisition and loan assumptions.

Each of our notes payable is collateralized by one or more of our properties.  At March 31, 2013, our notes payable interest rates ranged from 2.8% to 15%, with a weighted average interest rate of approximately 5.8%.  Of our $162.9 million in notes payable at March 31, 2013, $104.5 million represented debt subject to variable interest rates.  At March 31, 2013, our notes payable had maturity dates that ranged from December 2014 to February 2018.  We have unconditionally guaranteed payment of the notes payable related to the BHFS Loans up to $11.2 million.  The BHFS notes payable balance at March 31, 2013 total $31.6 million.

The Becket House loan matured on December 31, 2012.  As of March 31, 2013, we were not in compliance with covenants related to Becket House.  The Becket House senior loan requires that a hedging arrangement remain in place during the term of the loan.  We did not have a hedge in place.  On April 5, 2013, we sold Becket House leasehold interest and the lender accepted the sale proceeds as full satisfaction of the outstanding debt.  As of March 31, 2013 and December 31, 2012, the Becket House loan was classified as obligations associated with real estate held for sale on the condensed consolidated balance sheet.

The following table summarizes our aggregate contractual obligations for principal payments excluding obligations associated with real estate held for sale as of March 31, 2013 ($ in thousands):

Principal Payments Due:
April 1, 2013 - December 31, 2013	$898
2014	50,327
2015	1,335
2016	30,184
2017	26,760
Thereafter	29,075
Unamortized premium	480

$139,059

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

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at March 31, 2013 and December 31, 2012.  We had no derivative instruments classified as liabilities as of March 31, 2013 or December 31, 2012.  During the three months ended March 31, 2013 and 2012, we recorded a reclassification of unrealized loss to interest expense of less than $0.1 million and unrealized loss of less than $0.1 million to other comprehensive income (“OCI”) in our statement of equity to adjust the carrying amount of the interest rate caps qualifying as non-hedges at March 31, 2013 and as hedges at March 31, 2012.

The following table summarizes the notional values of our derivative financial instruments as of March 31, 2013.  The notional values provide an indication of the extent of our involvement in these instruments at March 31, 2013, but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value (in thousands)	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Not Designated as Hedging Instrument
Interest rate cap - Chase Park Plaza Hotel and Chase - The Private Residences	$59,000	3.0%	December 9, 2014	$1

The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 ($ in thousands).

		Asset Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	Fair Value at March 31, 2013	Fair Value at December 31, 2012

Interest rate derivative contracts	Prepaid expenses and other assets	$—	$2

		Asset Derivatives
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value at March 31, 2013	Fair Value at December 31, 2012

Interest rate derivative contracts	Prepaid expenses and other assets	$1	$—

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations as of March 31, 2013 and 2012 ($ in thousands).

Derivatives in Cash Flow Hedging Relationships (Interest Rate)
Amount of Loss Recognized in OCI on Derivative (Effective Portion)
Three Months Ended March 31,
2013	2012
$—	$(8)

Derivatives Not Designated as Hedging Instruments
Amount of Loss (1)
Three Months Ended March 31,
2013	2012
$(21)	$—

(1)         Amounts included in interest expense.  For the three months ending March 31, 2013, reclassification out of OCI for $21 was due to all derivatives being designated as non-hedging instruments as of March 31, 2013 compared to being designated as hedging instruments as of December 31, 2012.

Credit risk and collateral

Our credit exposure related to interest rates is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreement with the counterparty related to our interest rate caps of Chase Park Plaza Hotel and Chase — The Private Residences, cash deposits may be required to be posted by the counterparty whenever its credit rating falls below certain levels.  At March 31, 2013, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.

9.         Commitments and Contingencies

In connection with our investment in the Frisco Square property, we are responsible, through our wholly owned subsidiaries who own title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation will be reduced by 0.5% and will be terminated at $225 million of real property values.   At March 31, 2013, the total outstanding Bond Obligation was $6.1 million.

Although, as described above, we are ultimately responsible for half of the bond debt service, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assesses its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  The annual bond debt service assessed by the POA, is approximately $491,000.  We expensed approximately $0.1 million based upon our estimate of our pro-rata share, which is included in the accompanying condensed consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2013.

We are also obligated to construct a minimum of two parking garages with 720 spaces by February 1, 2018 (the “Parking Obligation”).  The City of Frisco has secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by our indirect, wholly owned subsidiary, BHFS I, LLC.  The book value of the BHFS I, LLC land is $28.2 million.  In the event we sell all or part of the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account for the benefit of the City of Frisco to secure the Parking Obligations until the amount in the escrow is $7 million.  Currently, the escrow account balance is zero.  For the Bond Obligation, the City of Frisco will release the lien on the land to be sold provided that it is provided with substitute collateral worth the amount of the property to be sold.  As discussed above, the Bond Obligation will be reduced from time to time and terminated once property values reach $225 million within the MMD.

Also on February 19, 2013, Chase Park Plaza Hotel, LLC (“CPPH”), a 95% owned subsidiary of the Company that owns the Chase Park Plaza Hotel (the “Hotel”), filed a Motion for a Temporary Restraining Order, Preliminary and Permanent Injunction in the Circuit Court of the City of St. Louis, State of Missouri against James L. Smith, Francine V. Smith, Marcia Smith Niederinghaus, Kingsdell L.P. and CWE Hospitality Services, LLC (collectively, the “Smith Defendants”) requesting the Court remove the Smith Defendants from the property and from interfering with Plaintiff and the Hotel.  The Temporary Restraining Order was granted on February 19, 2013 and is in place until November 13, 2013.

On March 22, 2013, the Smith Defendants filed counterclaims asserting breaches of the parties’ agreements, conversion of their property, and computer tampering in connection with CPPH taking control of the Hotel and seeking unspecified damages.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.      Related Party Transactions

Behringer Harvard Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with the acquisition, financing, management, and sale of our assets.

Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf.  Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter.  Our current advisory management agreement expires on December 31, 2013. On May 6, 2013, we approved and entered into the Third Amended and Restated Advisory Management Agreement (the “Third Restated Agreement”) with Behringer Harvard Opportunity Advisors I.  The Third Restated Agreement is effective as of May 15, 2013.

The Third Restated Agreement was restated to consolidate the First Amendment and Second Amendments to the Second Amended and Restated Advisory Management Agreement and amended to adjust the annual renewal date of the advisory agreement from December 31 to May 15 of each year.  Thus, the Third Restated Agreement was renewed through May 15, 2014.  In all material respects, the terms of the agreement remain unchanged.

During the three months ended March 31, 2013, Behringer Harvard Opportunity Advisors I received an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate related assets (no asset management fee is payable related to Alexan Black Mountain and Royal Island).  The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  During the three months ended March 31, 2012, asset management fee equaled 0.60% of the aggregate asset value of acquired real estate and real estate related assets.  For the three months ended March 31, 2013 and 2012, we incurred $0.6 million and $1 million, respectively, of asset management fees.  Amounts include asset management fees which were classified to discontinued operations for our held for sale property and our disposed properties.

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment.   For the three months ended March 31, 2013, there were no acquisition and advisory fees.  For the three months ended March 31, 2012, we incurred less than $0.1 million in acquisition and advisory fees.

Under the advisory management agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount.  We did not incur any debt financing fees for the three months ended March 31, 2013 and 2012.

We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

officers.  For the three months ended March 31, 2013 and 2012, we incurred costs for administrative services of $0.4 million and $0.5 million, respectively.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and construction supervision of our properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  For the three months ended March 31, 2013 and 2012, we incurred property management fees or oversight fees of $0.2 million.

On March 29, 2011, we obtained a $2.5 million loan from our Advisor to bridge our short-term liquidity needs.  The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement, or (iii) the termination without cause of the property management agreement.  The balance on the loan at December 31, 2012 was $1.5 million.  On March 25, 2013, we fully repaid the loan and the accrued interest.

At March 31, 2013, we had a payable to our Advisor and its affiliates of $0.9 million.  This balance consists of accrued and deferred fees, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.  At December 31, 2012, we had a payable to our Advisor and its affiliates of $2.9 million.

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

11.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below.

	Three months ended March 31,
	2013	2012
Supplemental disclosure:
Interest paid, net of amounts capitalized	$2,874	$2,778
Reorganization expenses paid	$328	$—

Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$140	$390
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$—	$1,441
Amortization of deferred financing fees in properties under development	$—	$20
Consolidation of hotel operations with no consideration paid:
Assets consolidated	$(2,649)	$—
Liabilities consolidated	$2,649	$—

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.          Discontinued Operations and Real Estate Held for Sale

As of March 31, 2013 and December 31, 2012, we had one consolidated joint venture property classified as held for sale which was sold on April 5, 2013.  During 2012 we sold four of our consolidated properties.  We have classified the results of operations for these properties into discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 and summarized in the following table ($ in thousands):

	Three Months Ended March 31,
	2013	2012

Revenues
Rental revenue	$430	$3,925

Expenses
Property operating expenses	212	745
Bad debt expense	(111)	22
Interest expense	634	1,830
Real estate taxes	3	658
Impairment charge	305
Property management fees	24	112
Asset management fees	16	214
Depreciation and amortization	—	1,461
Total expenses	1,083	5,042

Loss from discontinued operations	$(653)	$(1,117)

The major classes of Becket House assets and liabilities associated with the real estate held for sale net of impairment as of March 31, 2013 and December 31, 2012 were as follows ($ in thousands):

	March 31, 2013	December 31, 2012

Leasehold interest	$18,106	$19,580
Lease intangibles, net	265	274
Assets associated with real estate held for sale	$18,371	$19,854

Notes payable	$23,847	$25,360
Accrued interest payable	$3,887	$3,567
Obligations associated with real estate held for sale	$27,734	$28,927

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 28, 2013, and the factors described below:

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

We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC, a Texas limited liability company formed in June 2007 (“Behringer Harvard Opportunity Advisors I” or the “Advisor”).  Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions and investments on our behalf.

As of March 31, 2013, we wholly owned six properties and consolidated four properties through investments in joint ventures including one classified as held for sale on our condensed consolidated balance sheet.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Arizona, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, England, the Czech Republic, Poland, Hungary, and Slovakia.

Liquidity and Capital Resources

Strategic Asset Sales

On April 5, 2013, we sold our Becket House leasehold interest.  The proceeds from the sale were used to satisfy the debt.  On March 11, 2013, we signed a purchase and sale agreement for our Rio Salado project for approximately $9.3 million.  We expect the sale to close in the second quarter of 2013.  We are marketing for sale our 40 acres of 4950 S. Bowen Road land.  The remaining operating properties are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process.  As the properties stabilize, they may require additional time and capital resources to lease up vacancy, retain key tenants, create value through reinvestment, or sell land parcels before their ultimate disposition.  Our portfolio also consists of three development projects and one note receivable, and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types.  It is possible that we will invest enough additional capital in some of these sites to make them attractive to market to other developers rather than completing the original development plan.  However, there can be no assurance that future dispositions will occur as planned, or, if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.

Liquidity Demands

The primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  During 2012 we improved our liquidity through strategic disposition of certain assets and through repayment and restructuring of debt.  Our cash balance at March 31, 2013 is $30.1 million, which is an increase of $19.4 million compared to cash balance at March 31, 2012.  Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity.  The U.S., European, and global economies continue to experience the effects of the significant downturn that began more than four years ago.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence, weaken financial institutions and adversely impact unemployment rates The disposal of our properties will be subject to these economic factors, including the ability of potential purchasers to access debt capital financing.

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

Our ability to continue as a going concern is, therefore, dependent upon our ability to sell real estate investments, to pay or retire debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our company, including our development and operating properties. Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including commissions, tenant improvements, and capital improvements), certain ongoing costs at our development properties, Company operating expenses, and interest and principal on our outstanding indebtedness.  We expect to fund a portion of these demands by using cash flow from operations of our current investments and borrowings.  Additionally, we will use proceeds from our strategic asset sales.

On March 29, 2011, we obtained a $2.5 million loan from our Advisor to bridge our liquidity needs.  The $2.5 million loan bore interest at a rate of 5% and had a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement or (iii) the termination without cause of the property management agreement.  On March 25, 2013, we fully paid the loan and accrued interest.  The balance on the loan at March 31, 2013 and December 31, 2012 was zero and $1.5 million, respectively.

We continually evaluate our liquidity and ability to fund future operations and debt obligations (See note 8 Notes Payable in the Notes to Unaudited Condensed Consolidated Financial Statements for more details).  As part of those analyses, we consider lease expirations and other factors.  Excluding assets held for sale, leases representing 12.1% of our annualized base rent will expire by the end of 2013.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period.  Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  As of March 31, 2013, 47% and 34% of our 2013 base rent was derived from tenants in Texas and Missouri, respectively.

Debt Financings

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2013.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period(1)
	2013	2014	2015	2016	2017	After 2017	Total

Principal payments - fixed rate debt	$631	$361	$814	$29,637	$26,185	$—	$57,628
Interest payments - fixed rate debt	3,828	4,146	4,103	2,823	564	—	15,464
Principal payments - variable rate debt	267	49,966	521	547	575	29,075	80,951
Interest payments - variable rate debt (based on rates in effect as of March 31, 2013)	2,902	4,737	990	975	955	160	10,719

Total	$7,628	$59,210	$6,428	$33,982	$28,279	$29,235	$164,762

(1)         Does not include approximately $0.5 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.  Does not include the loan secured by our Becket House property which is classified as obligations associated with real estate held for sale on our consolidated balance sheet.

We have no scheduled maturities in the twelve months following March 31, 2013, other than the debt related to Becket House.  Our Becket House non-recourse debt of $25.4 million matured on December 31, 2012.  On April 5, 2013, we sold Becket House and the lender accepted the sales proceeds as full satisfaction of the outstanding debt.    In February 2013, Royal Island lenders increased the amount available to draw under the loan agreement from $10.4 million to $11.6 million.

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

Each of our loans is secured by one or more of our properties.  At March 31, 2013, interest rates on our notes payable (including obligations associated with real estate held for sale) ranged from 2.8% to 15%, with a weighted average interest rate of 5.8%.  Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity.  Notes payable associated with our Northborough Tower, Frisco Square, Las Colinas Commons and Northpoint Central investments require monthly payments of both principal and interest.  At March 31, 2013, our notes payable had maturity dates that ranged from December 2014 to February 2018.

Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $30.1 million on our consolidated balance sheet as of March 31, 2013), operating cash flow from properties , new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties.  As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.

As of March 31, 2013, restricted cash on the condensed consolidated balance sheet of $6.5 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Market Outlook

While the first quarter of 2013 started with good economic momentum, by the end of the quarter the effects of increased payroll taxes and across the board government budget cuts began to take a toll.  GDP growth for first quarter was a respectable 2.5%, especially compared to the 0.4% from the fourth quarter report.  Given it was driven by increased consumer service spending, including energy costs, and seasonal inventory restocking by businesses, there is concern over whether the growth can be sustained.

Cut backs in government spending, mainly related to defense spending, are having a significant effect on sustainable growth.  The last two quarters have marked the largest contraction in government expenditures since the mid-1950’s.  With that headwind, the US economy saw slower job growth and weakness in retail sales and manufacturing activity.  On the positive side, the housing market continues to show improvement with most major markets reporting increased pricing and declining inventories.

Going into the second quarter, many analysts are concerned the economy is repeating the cycle of the last couple of years, where after a good start to the year, there is a Spring pull back.  The current concerns are heightened with debates over the U.S. government budget, spending and debt limit, which appear to be continuing for an extended period and risking further disruptions to economic growth.  The federal government has not passed a budget in the last four years and appears to be in a prolonged debate over spending and tax levels.  We believe that businesses and consumers tend to be very conservative when confronted with these kinds of issues, which could disrupt what could otherwise be a stronger recovery. On a net basis, we believe the U.S. economy can overcome a certain degree of these issues, and along with most analysts, we expect slow, but uneven U.S. growth for the near term.  These issues have the potential to significantly affect the economy.

Houston, Texas, the location of two of our office buildings, reported year over year employment gains of 3.8% for the first quarter of 2013.  Fundamentals in the Houston office market continue to improve.  Overall vacancy citywide fell by two percentage points year-over-year to 12.7% at the end of February 2013.  Overall rental rates have started to rise, primarily in class A space.   However, with 4.3 million square feet of office space under construction and another 4.9 million square feet proposed, the new construction will likely define the office market’s performance.

For the greater Dallas-Fort Worth area, the location of the other two of our office buildings, the employment news is also positive.  For the first quarter of 2013, unemployment figures for Dallas/Fort Worth area were 6.2%, 0.8 percentage points lower than totals from a year ago.  Job growth is expected to continue to increase during 2013.  Occupancy, asking rents and absorption are expected to rise in 2013 due to the improving regional economic outlook.

We own two hotel properties.  Smith Travel Research indicates that during the first quarter of 2013 national overall occupancy rate for hospitality properties in the United States increased 1.8% in year-over-year measurement to 57.7% and the national overall Average Daily Rate (“ADR”) increased 4.5% to $108.31.  The hotel industry is expected to see continued modest growth in 2013.  If the economy continues to improve, we expect room rates for hotels to increase since increased demand for hotel rooms generally correlates with growth in the U.S. gross domestic product (GDP).

We have several projects in various stages of development.  We are continuing to evaluate whether to perform any further substantive development activities on these projects in the near term.  Our ability to develop is affected by market and other forces impacting the U.S. economy and the real estate industry as a whole and by the local economic conditions in the markets in which our properties are located, including the dislocations in the credit markets.  Tightened underwriting standards and risk adverse capital markets have resulted in less availability and increased cost of debt financing secured by commercial real estate.  These conditions have and may continue to materially affect the availability or the terms of financing that would be required to undertake these activities.

We own a joint venture interest in a portfolio of Central European properties located in Czech Republic, Poland, Hungary, and Slovakia.  The Euro zone economics in contrast with the U.S. continue to struggle to gain any momentum from the recession.  Europe has suffered a worse decline in output and a sharper rise in unemployment.  The International Monetary Fund’s economic forecasters expect the Euro area’s output to shrink 0.2% this year and to recover very slowly in 2014.  Approximately 58.6% of the Central Europe joint venture’s debt has matured or is maturing in 2013.   While the European lenders indicate a willingness to forbear or offer short-term extensions, we are seeing limited availability of new debt.

Results of Operations

As of March 31, 2013, we are invested in 12 assets including six wholly-owned properties and four properties consolidated through investments in joint ventures including one asset classified as held for sale on our condensed consolidated balance sheet.  In addition, we are the mezzanine lender for one multifamily property.  We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties were located in Arizona, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, England, the Czech Republic, Poland, Hungary, and Slovakia.

As of March 31, 2012, we were invested in 17 assets including eight wholly-owned properties including one asset classified as held for sale on our condensed consolidated balance sheet and four properties consolidated through investments in joint ventures. In addition, we were the mezzanine lender for one multifamily property. We also had noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Arizona, California, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, England, the Czech Republic, Poland, Hungary, and Slovakia.

Three months ended March 31, 2013 as compared to three months ended March 31, 2012 ($ in thousands)

Continuing Operations

Revenues.  Our total revenues decreased by approximately $0.7 million to $10.5 million for the three months ended March 31, 2013.  The change in revenues was primarily due to:

•                  a decrease in rental revenue of $0.8 million to $5.9 million for the three months ended March 31, 2013 compared to $6.7 million for the three months ended March 31, 2012, primarily due to the termination of the Chase Park Plaza Hotel operating lease with Kingsdell L.P;

•                  an increase in hotel revenue of $3.0 million to $4.1 million for the three months ended March 31, 2013, primarily due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013,

•                  a decrease in condominium sales of $2.9 million to $0.4 million for the three months ended March 31, 2013 compared to $3.3 million for the three months ended March 31, 2012.  We sold one condominium unit at Chase — The Private Residences in the three months ended March 31, 2013 as compared to five units sold during the three months ended March 31, 2012.  We have three units remaining for sale.

Property operating expenses.  Property operating expenses were approximately $6.1 million for the three months ended March 31, 2013 as compared to $3.1 million for the three months ended March 31, 2012.  The $3 million increase is primarily due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013 and the consolidation of the operations of Royal Island effective June 6, 2012.

Bad debt expense.  Bad debt was approximately $1.3 million for the three months ended March 31, 2013, primarily due to the reservation of approximately $1.2 million related to the termination of the hotel operating lease between Kingsdell, L.P. and Chase Park Plaza Hotel.

Cost of Condominium Sales.  Cost of condominium sales, relating to the sale of condominium units at Chase — The Private Residences, for the three months ended March 31, 2013 was $0.4 million as compared to $3.4 million for the three months ended March 31, 2012.  We sold one condominium unit at Chase — The Private Residences during the three months ended March 31, 2013.  We sold five condominium units during the three months ended March 31, 2012.

Condominium inventory impairment.  There was no condominium inventory impairment during the three months ended March 31, 2013.  We recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase — The Private Residences during the three months ended March 31, 2012, due largely to the continuing nationwide downturn in the housing and related condominium market that began during 2007.  This downturn has resulted in lower than expected sales volume and reduced selling prices.

Interest expense.  Interest expense for the three months ended March 31, 2013 was approximately $2.4 million as compared to approximately $2.6 million for the three months ended March 31, 2012.  Interest expense for our Frisco Square and Chase Park Plaza investments decreased approximately $0.5 million and $0.1 million, respectively, due to lower loan balances.  This decrease was partially offset by increases in interest expense related to Las Colinas Commons and Northpoint of $0.4 million due to loans obtained related to these assets in May 2012.

Property management fees.  Property management fees were approximately $0.3 million for each of the three months ended March 31, 2013 and 2012 and were comprised of property management fees related to our consolidated properties.

Asset management fees.  Asset management were approximately $0.6 million for the three months ended March 31, 2013 as compared to $0.7 million for the three months ended March 31, 2012.  The fees decreased by $0.2 million primarily due to the changes in the advisory agreement effective January 1, 2013.  Under the amended agreement, the fee was reduced to an annual rate of 0.575% in 2013 as compared to 0.60% annual rate in 2012.  Additionally, under the amended advisory agreement no asset management fee was incurred related to Alexan Black Mountain and Royal Island for the three months ended March 31, 2013.

General and administrative.  General and administrative expense for the three months ended March 31, 2013 was approximately $1.9 million as compared to approximately $1.3 million for the three months ended March 31, 2012 and were comprised of corporate general and administrative expenses including directors and officers insurance premiums, audit and tax fees, legal fees and reimbursement of certain expenses of Behringer Harvard Opportunity Advisors I.  The increase of approximately $0.6 million was primarily due to legal expenses incurred related to the Chase Park Plaza Hotel litigation.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended March 31 2013 was approximately $3.4 million as compared to approximately $3.1 million for the three months ended March 31, 2012, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $0.3 million increase is primarily due to the consolidation of the Royal Island investment effective June 6, 2012.

Reorganization expenses.   During the three months ended March 31, 2013, we recorded reorganization expense of $0.1 million related to Frisco Square.

Equity in earnings (losses) of unconsolidated joint ventures.  Equity in earnings (losses) of unconsolidated joint ventures was earnings of $0.3 million for the three months ended March 31, 2013 as compared to a loss of $2.7 million for the three months ended March 31, 2012.  Our Central Europe joint venture recorded earnings of $0.3 million during the three months ending March 31, 2013 as compared to a loss of $1.1 million for the three months ending March 31, 2012 primarily due to activity related to changes in foreign currency.  Additionally, for the three months ending March 31, 2012, we recorded equity losses related to Royal Island of $1.5 million and losses of $0.1 million related to our Santa Clara 800 joint venture.  Royal Island was consolidated effective June 6, 2012 and Santa Clara 800 was sold on May 4, 2012.

Cash Flow Analysis

Cash used in operating activities for the three months ended March 31, 2013 was $2.4 million, and was comprised of the net loss of $7.3 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $3.5 million, an impairment charge of $0.3 million, change in condominium inventory of $0.4 million, cash provided by working capital and other operating activities of approximately $1 million and offset by equity in earnings of our unconsolidated joint venture of $0.3 million.  Cash used in operating activities for the three months ended March 31, 2012 was $0.2 million and was comprised of the net loss of $8.4 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $4.8 million, an impairment charge of $0.4 million, equity in losses of our unconsolidated joint venture of $2.7 million, change in condominium inventory of $3.3 million and offset by cash used by working capital and other operating activities of approximately $3 million.

Cash used in investing activities for the three months ended March 31, 2013 was $1 million and was comprised change in restricted cash of $0.8 million and additions of property and equipment of $0.3 million.  This was offset by cash assumed from assumption of hotel operations of $0.1 million.  Cash used in investing activities for the three months ended March 31, 2012 was $0.8 million and was comprised of capital expenditures for real estate under development of $1.3 million, investment in notes receivable of $0.8 million and additions of property and equipment of $0.1 million. This was offset by change in restricted cash of $1.4 million.

Cash used in financing activities for the three months ended March 31, 2013 was $1.3 million and was primarily comprised of payments on notes payable of $2.1 million offset by borrowings, net of financing costs, of $0.8 million.  Cash used in financing activities for the three months ended March 31, 2012 was $1.7 million and was primarily comprised of payments on notes payable of $4.2 million offset by borrowings of $2.4 million.

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

Our calculation of FFO for the three months ended March 31, 2013 and 2012 is presented below ($ in thousands except per share amounts):

	Three Months Ended March 31,
	2013	2012

Net loss attributable to common shareholders	$(7,089)	$(7,879)
Adjustments for (1):
Impairment charge (2)	244	416
Real estate depreciation and amortization(3)	3,970	5,099

Funds from operations (FFO)	$(2,875)	$(2,364)

GAAP weighted average shares:
Basic and diluted	56,500	56,500

FFO per share	$(0.05)	$(0.04)

Net loss per share	$(0.13)	$(0.14)

(1)         Reflects the adjustments for continuing operations as well as discontinued operations.

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

Cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capital expenditures and payments of principal on debt, each of which may impact the amount of cash available for future distributions to our stockholders.

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

Investment Impairments

For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to:  a significant decrease in the market price of an asset; a significant change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions.  The Company’s Chief Financial Officer and Principal Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the investment.  We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

The nationwide downturn in the secondary condominium market that began during 2007 and has continued and has resulted in reduced selling prices.  As a result of our evaluations in the first quarter of 2012, we recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase-The Private Residences during the three months ended March 31, 2012.  This non-cash charge is classified as condominium inventory impairment charge in the accompanying condensed consolidated statement of operations.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $162.9 million in notes payable, including the loan classified as obligations associated with real estate held for sale secured by Becket House at March 31, 2013, $104.5 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $0.3 million.  At March 31, 2013 we have $49.1 million of our consolidated variable rate debt hedged with interest rate caps.

At March 31, 2013, interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  A 100 basis point decrease in interest rates would result in less than $0.1 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $0.1 million net increase in the fair value of our interest rate caps and swaps.

Foreign Currency Exchange Risk

At March 31, 2013, we had a leasehold interest in London, England that holds $0.1 million in British pound-denominated accounts at European financial institutions.  We also own an approximately 47% interest in a joint venture consisting of 22 properties in the Czech Republic, Poland, Hungary, and Slovakia that holds $4.5 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

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

Item 4.                                                         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                                         Legal Proceedings.

None

Item 1A.                                                Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

On January 10, 2011, as is customary for REITs entering the disposition phase, the board suspended the redemption program with respect to all redemption requests until further notice.  Therefore, we did not redeem any shares of our common stock during the three months ended March 31, 2013.

We have not presented information regarding submitted and unfulfilled redemptions during the three months ended March 31, 2013 as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.

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

None

Item 6.                                                         Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated: May 14, 2013	By:	/s/ Andrew J. Bruce
Andrew J. Bruce
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2	Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on June 9, 2011)

3.3	Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)

3.4	First Amendment to the Amended and Restated Bylaws of the Registrant (previously filed and incorporated by reference to Form 8-K filed on January 24, 2012)

10.1*

Amendment to Amended and Restated Loan Agreement among BHFS I, LLC, BHFS II, LLC, BHFS III, LLC and BHFS IV, LLC, BHFS Theater, LLC and Behringer Harvard Frisco Square LP as borrowers, and Bank of America, N.A., as administrative agent and lender and Regions Bank, as Lender effective December 27, 2012.

10.2*

Amendment to Promissory Note among BHFS I, LLC, BHFS II, LLC, BHFS III, LLC and BHFS IV, LLC, BHFS Theater, LLC and Behringer Harvard Frisco Square LP as borrowers, and Bank of America, N.A., as administrative agent and lender and Regions Bank, as Lender effective July 28, 2008.

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certification

32.2*(1)	Section 1350 Certification

99.1	Second Amended and Restated Policy for Estimation of Common Stock (previously filed and incorporated by reference to Form 10-Q, filed on May 14, 2012)

101(2)

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 14, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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