Form 10-Q
period 2013-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2013-08-13
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2013

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Real estate
Land and improvements, net	$73,037	$73,160
Buildings and improvements, net	165,607	169,081
Real estate under development	99	9,310
Total real estate	238,743	251,551

Condominium inventory	6,069	6,464
Assets associated with real estate held for sale	—	19,854
Cash and cash equivalents	37,938	34,825
Restricted cash	7,779	5,756
Accounts receivable, net	8,117	8,278
Prepaid expenses and other assets	1,459	2,589
Investments in unconsolidated joint ventures	19,323	19,259
Furniture, fixtures and equipment, net	2,776	3,756
Deferred financing fees, net	1,775	2,168
Lease intangibles, net	4,936	5,635
Other intangibles, net	5,979	6,317
Total assets	$334,894	$366,452
Liabilities and Equity
Notes payable	$140,485	$138,863
Note payable to related parties	—	1,500
Accounts payable	1,475	1,370
Payables to related parties	831	1,434
Acquired below-market leases, net	1,640	1,847
Accrued and other liabilities	21,475	18,919
Obligations associated with real estate held for sale	—	28,927
Total liabilities	165,906	192,860

Commitments and contingencies

Equity

Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at June 30, 2013 and December 31, 2012	6	6
Additional paid-in capital	505,167	505,167
Accumulated distributions and net loss	(337,880)	(328,285)
Accumulated other comprehensive loss	(957)	(4,660)
Total Behringer Harvard Opportunity REIT I, Inc. equity	166,336	172,228
Noncontrolling interest	2,652	1,364
Total equity	168,988	173,592
Total liabilities and equity	$334,894	$366,452

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Rental revenue	$4,832	$6,756	$10,755	$13,453
Hotel revenue	9,190	829	13,318	1,935
Condominium sales	—	3,513	409	6,836

Total revenues	14,022	11,098	24,482	22,224

Expenses
Property operating expenses	3,635	2,595	6,133	4,472
Hotel operating expenses	6,560	1,043	10,179	2,321
Bad debt expense	388	143	1,731	157
Cost of condominium sales	—	3,513	417	6,883
Condominium inventory impairment	—	—	—	438
Interest expense	2,428	2,867	4,825	5,449
Real estate taxes	1,159	849	2,065	1,782
Provision for loan losses	—	12,022	—	12,022
Property management fees	455	237	775	491
Asset management fees	604	751	1,188	1,492
General and administrative	1,304	2,333	3,172	3,644
Depreciation and amortization	3,249	3,121	6,651	6,225
			`
Total expenses	19,782	29,474	37,136	45,376

Interest income	12	10	30	18
Other income, net	8	481	27	699

Loss from continuing operations before income taxes and equity in earnings (losses) of unconsolidated joint ventures	(5,740)	(17,885)	(12,597)	(22,435)

Reorganization items, net	(5)	(60)	(123)	(60)
Provision for income taxes	(32)	(49)	(64)	(98)
Equity in earnings (losses) of unconsolidated joint ventures	64	(1,080)	414	(3,747)
Loss from continuing operations	(5,713)	(19,074)	(12,370)	(26,340)

Income from discontinued operations	4,521	2,946	3,869	1,829

Gain on sale of real estate	95	—	95	—

Net loss	(1,097)	(16,128)	(8,406)	(24,511)

Add: Net loss attributable to the noncontrolling interest
Continuing operations	178	2,085	270	2,467
Discontinued operations	(1,587)	118	(1,459)	240

Net loss attributable to common shareholders	$(2,506)	$(13,925)	$(9,595)	$(21,804)

Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500	56,500

Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.10)	$(0.30)	$(0.21)	$(0.43)
Discontinued operations	0.05	0.05	0.04	0.04
Basic and diluted loss per share	$(0.05)	$(0.25)	$(0.17)	$(0.39)

Amounts attributable to common shareholders:
Continuing operations	$(5,440)	$(16,989)	$(12,005)	$(23,873)
Discontinued operations	2,934	3,064	2,410	2,069
Net loss attributable to common shareholders	$(2,506)	$(13,925)	$(9,595)	$(21,804)

Comprehensive Income (loss)
Net loss	$(1,097)	$(16,128)	$(8,406)	$(24,511)
Other comprehensive loss:
Foreign currency translation loss (gain)	321	(1,133)	133	(676)
Unrealized loss on interest rate derivatives	—	28	—	20
Reclassifications to net income:
Unrealized foreign currency translation loss	3,624	—	3,624	—
Unrealized loss on interest rate derivatives	24	—	45	—
Total other comprehensive income (loss)	3,969	(1,105)	3,802	(656)
Comprehensive Income (loss)	2,872	(17,233)	(4,604)	(25,167)
Comprehensive loss attributable to noncontrolling interest	(1,407)	2,174	(1,286)	2,718
Comprehensive Income (loss) attributable to common shareholders	$1,465	$(15,059)	$(5,890)	$(22,449)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Equity

(in thousands, except share amounts)

(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity
Balance at January 1, 2012	1,000	$—	56,500,472	$6	$502,743	$(275,509)	$(4,890)	$7,593	$229,943

Net loss	—	—	—	—	—	(21,804)	—	(2,707)	(24,511)

Contributions from noncontrolling interest	—	—	—	—	—	—	—	37	37

Other comprehensive income:
Foreign currency translation gain (loss)	—	—	—	—	—	—	(665)	(11)	(676)
Unrealized gains on interest rate derivatives	—	—	—	—	—	—	20	—	20

Balance at June 30, 2012	1,000	$—	56,500,472	$6	$502,743	$(297,313)	$(5,535)	$4,912	$204,813

Balance at January 1, 2013	1,000	$—	56,500,472	$6	$505,167	$(328,285)	$(4,660)	$1,364	$173,592

Net loss	—	—	—	—	—	(9,595)		1,189	(8,406)
							—

Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	36	97	133
Reclassification of unrealized foreign currency translation loss to net income	—	—	—	—	—	—	3,624	—	3,624
Reclassification of unrealized loss on interest rate derivatives to net income	—	—	—	—	—	—	43	2	45

Balance at June 30, 2013	1,000	$—	56,500,472	$6	$505,167	$(337,880)	$(957)	$2,652	$168,988

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,406)	$(24,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,547	8,245
Amortization of deferred financing fees	393	946
Gain on casualty loss	—	(38)
Gain on troubled debt restructuring	(8,132)	—
Gain on sale of real estate	(95)	(4,126)
Foreign currency translation loss	3,624
Impairment charge	305	438
Provision for loan losses	—	12,022
Bad debt expense	1,621	215
Equity in (earnings) losses of unconsolidated joint ventures	(414)	3,747
Non-cash Reorganization items	—	60
Loss on derivatives	43	—
Change in operating assets and liabilities:
Accounts receivable	(965)	(2,301)
Condominium inventory	395	6,760
Prepaid expenses and other assets	1,591	342
Accounts payable	(1,007)	769
Accrued and other liabilities	1,621	1,501
Payables to related parties	(566)	(733)
Lease intangibles	(127)	(1,802)
Cash provided by (used in) operating activities	(3,572)	1,534

Cash flows from investing activities:
Proceeds from sale of real estate	29,034	86,032
Proceeds from sale of unconsolidated joint venture	—	12,384
Capital expenditures for real estate under development	—	(3,280)
Additions of property and equipment	(825)	(904)
Change in restricted cash	(2,023)	1,615
Cash assumed from conversion of loan to equity	—	11
Net assets consolidated from hotel operations	143	—
Investment in notes receivable	—	(2,024)
Cash provided by investing activities	26,329	93,834

Cash flows from financing activities:
Financing costs	—	(1,228)
Proceeds from notes payable	2,506	48,762
Payments on related parties note payable	(1,500)	—
Payments on notes payable	(20,642)	(72,445)
Net borrowings (repayments) on senior secured revolving credit facility	—	(37,463)
Contributions from noncontrolling interest holders	—	38
Cash used in financing activities	(19,636)	(62,336)

Effect of exchange rate changes on cash and cash equivalents	(8)	2

Net change in cash and cash equivalents	3,113	33,034
Cash and cash equivalents at beginning of the year	34,825	13,503

Cash and cash equivalents at end of the period	$37,938	$46,537

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

We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties.  As of June 30, 2013, we wholly owned five properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  In addition, we are the mezzanine lender for one multifamily property.  We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or its subsidiaries thereof.  Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust.

We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC (“Behringer Harvard Opportunity Advisors I” or the “Advisor”), a Texas limited liability company.  Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions, and investments on our behalf.

Presentation of Financial Statements

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase.  As is usual for opportunity-style real estate investment programs, we are structured as a finite life entity, and have entered the final phase of operations.  This phase includes the selling of our assets, retiring our liabilities, and distributing net proceed to shareholders.  We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues.   If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and our ability to satisfy our other liabilities in the normal course of business.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet and condensed consolidated statement of equity as of June 30, 2013, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of June 30, 2013 and our condensed consolidated results of operations, equity, and cash flows for the periods ended June 30, 2013 and 2012.  Such adjustments are normal and recurring in nature.

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

In the Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

Real Estate

We amortize the value of in-place leases acquired to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of June 30, 2013, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately ten years.

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of June 30, 2013 is as follows (in thousands):

Lease / Other Intangibles
July 1, 2013 - December 31, 2013	$303
2014	333
2015	312
2016	300
2017	300

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows ($ in thousands):

				Acquired
	Buildings and	Land and	Lease	Below-Market	Other
June 30, 2013	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$208,809	$74,288	$12,267	$(3,929)	$10,438
Less: depreciation and amortization	(43,202)	(1,251)	(7,331)	2,289	(4,459)

Net	$165,607	$73,037	$4,936	$(1,640)	$5,979

				Acquired
	Buildings and	Land and	Lease	Below-Market	Other
December 31, 2012	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$209,011	$74,256	$13,099	$(3,929)	$10,438
Less: depreciation and amortization	(39,930)	(1,096)	(7,464)	2,082	(4,121)

Net (1)	$169,081	$73,160	$5,635	$(1,847)	$6,317

(1)         Excludes Becket House, which was sold on April 5, 2013 (classified as held for sale at December 31, 2012)

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value, and consists of land acquisition costs, land development costs, construction costs, interest, and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At June 30, 2013 and December 31, 2012, condominium inventory consisted of $6.1 million and $6.5 million, respectively, of finished units related to our condominiums at Chase — The Private Residences.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no impairment charges related to our condominium inventory for the six months ended June 30, 2013.  As a result of our evaluations in the first quarter of 2012, we recognized a non-cash charge of $0.4 million during the six months ended June 30, 2012 to reduce the carrying value of condominiums at Chase-The Private Residences to current market prices.  The non-cash charge is classified as condominium inventory impairment charges in the accompanying condensed consolidated statement of operations.  During the fourth quarter of 2012, as a result of the continuing lack of demand for condominium development, we evaluated our work in progress related to The Lodge and Spa at Cordillera (“Cordillera”) condominium development.  As it is unlikely we will invest additional funds to restart the condominium development project, we determined that the investment property should be reclassified as land inventory.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

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

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $6.4 million and $6.8 million as of June 30, 2013 and December 31, 2012, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $4.1 million and $1.8 million as of June 30, 2013 and December 31, 2012, respectively.  The allowance for doubtful accounts was $2.4 million and $0.2 million as of June 30, 2013 and December 31, 2012, respectively.

Reorganization Expense

Reorganization items are expense or income items that were incurred or realized by the BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC as a result of the 2012 restructuring and are presented separately in the condensed consolidated statements of operations and comprehensive loss.

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

We believe the carrying value of our operating real estate assets, properties under development, investments in unconsolidated joint ventures, and notes receivable is currently recoverable.  Accordingly, there were no impairment charges for the three months ended June 30, 2013.  However, if market conditions worsen beyond our current expectations, or if our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease or our expected hold periods decrease, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

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

Reclassification

To conform to the current year presentation, which presents hotel operating expense as a separate component of property operating expense on our condensed consolidated statements of operations and comprehensive income due to the acquisition of the Chase Park Plaza hotel operations, we reclassified $1 million and $2.3 million from property operating expense to hotel operating expense for the three and six months ended June 30, 2012, respectively.

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 ($ in thousands):

June 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$2	$—	$2

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$2	$—	$2

Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Fair Value Measurements

During the first quarter of 2013, we recorded non-cash impairment charges of $0.3 million in discontinued operations related to a reduction in the fair value of Becket House leasehold interest based upon the final negotiated sales price.  On April 5, 2013, we sold Becket House and the lender accepted the sales proceeds as full satisfaction of the outstanding debt.  There were no impairment charges for the three months ended June 30, 2013.

For the year ended December 31, 2012, we recognized the following adjustments.  We recognized condominium inventory impairment charges of $11.7 million and $0.4 million related to Cordillera and Chase—The Private Residences, respectively.  We also recorded a $7.3 million impairment charge related to Rio Salado based upon a signed purchase and sale agreement.  We recorded a $12 million provision for loan loss related to our notes receivable from Royal Island to reduce the note to the underlying collateral value.  We recorded an impairment charge of $1.3 million related to our Bent Tree Green office building, which was determined based on the expected sale price specified in the executed sale agreement.  The Bent Tree Green property was sold during 2012 and, accordingly, this charge has been reclassified to discontinued operations in the accompanying consolidated statement of operations and other comprehensive loss for the year ended December 31, 2012.

The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing these assets or by obtaining third-party broker valuation estimates, bona fide purchase offers, or the expected sales price of an executed sales agreement.  The capitalization rate ranges and discount rate ranges were obtained from third-party service providers, and the capitalization rate ranges were gathered for specific metro areas and applied on a property-by-property basis.  These fair value estimates are considered Level 3 under the fair value hierarchy described above.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the period presented ($ in thousands):

as of December 31, 2012	Level 1	Level 2		Level 3		Total Fair Value		Gain / (Loss)(1)
Assets
Real estate under development	$—	$9,150	(2)	$—		$9,150		$(7,289)
Condominium inventory (work in progress)	—	—		1,150	(3)	1,150		(11,723)
Condominium inventory (finished units)	—	—		13,120		13,120		(438)
Note receivable, net	—	—		18,037		18,037	(4)	(12,249	)(5)
	$—	$9,150		$32,307		$41,457		$(31,699)

(1)         Excludes $1.3 million in impairment losses included in discontinued operations for Bent Tree Green that was disposed of as of December 31, 2012.

(2)         We recorded a $7.3 million impairment charge related to Rio Salado based upon a signed purchase and sale agreement.  On May 28, 2013, we sold Rio Salado to an unrelated third party.

(3)         During 2012, we evaluated our work in progress related to Cordillera condominium development and determined that we are unlikely to invest additional capital to complete the development of for-sale condominiums as originally planned.  Therefore, we determined that the investment property should be reclassified as land inventory and the related sales center reclassified to building.  As a result of the change in use, during the fourth quarter of 2012, we recognized a non-cash charge of $11.7 million to reduce the carrying value of the inventory and reclassified $0.7 million from condominium inventory to land and $0.5 million to building as of December 31, 2012.

(4)         On June 6, 2012, we consolidated Royal Island.  As a result, the note receivable between the Company and Royal Island was eliminated as an intercompany transaction.

(5)         Includes $0.2 million of provision for loan losses related to Chase Park Plaza.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Quantitative Information about Level 3 Fair Value Measurements

($ in thousands, except per square feet and acre)

	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)

Condominium inventory (finished units) (1)	$13,120	Market comparable	Amount per condo unit due to limited market comparables	$362 to $607 per square feet

Condominium inventory (work in progress) (2)	$1,150	Market comparable	Amount per acre/per square feet due to limited market comparables	$200,000 per acre land/ $112 per square foot building

Note receivable, net (3)	$18,037	Market comparable	Amount per acre due to limited market comparables	$43,909 to $79,529 per acre

(1)  In the first quarter of 2012, we recorded an impairment of our condominium inventory in order to appropriately carry it at the lower of cost or market.  After recording the fair value adjustment, we sold 12 condominiums.  The current book value of the remaining units is $6.5 million as of December 31, 2012.

(2)  During 2012, we evaluated our work in progress related to Cordillera condominium development and determined that, (a) we are unlikely to invest additional capital to complete the development of for-sale condominiums as originally planned and (b) the investment property should be reclassified as land inventory and the related sales center reclassified to building.  As a result of the change in use, during the fourth quarter of 2012, we recognized a non-cash charge of $11.7 million to reduce the carrying value of the inventory and reclassified $0.7 million from condominium inventory to land and $0.5 million to building as of December 31, 2012.

(3)  On June 6, 2012, we consolidated Royal Island.  As a result, the note receivable between the Company and Royal Island was eliminated as an intercompany transaction.

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2013.

5.                                      Fair Value Measurement of Financial Instruments

We determined the following disclosure of estimated fair values using available market information and appropriate valuation methodologies.  Considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of June 30, 2013 and December 31, 2012, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $140.5 million and $164.2 million including the loan secured by Becket House (classified as held for sale) as of June 30, 2013 and December 31, 2012, respectively, have a fair value of approximately $140.2 million and $163.8 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

The fair value estimates presented herein are based on information available to our management as of June 30, 2013 and December 31, 2012.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.                                      Real Estate Investments

As of June 30, 2013, we wholly owned five properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

The following table presents certain information about our consolidated properties as of June 30, 2013:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006
4950 S. Bowen Road	Arlington, Texas	—	land	100%	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2008
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	95%	2006
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	94%	2007
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	100%	2007
Royal Island(1)	Commonwealth of Bahamas	—	land and planned development	87%	2012

(1)         We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited.  A third party indirectly owns 12.71% of Royal Island.

We have recorded non-cash impairment charges within discontinued operations of approximately $0.3 million related to a reduction in the fair value of certain of our real estate assets during the six months ending June 30, 2013.  See Note 4 Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements for additional information.

Hotel Operations

On February 19, 2013, we: terminated the Chase Park Plaza hotel operating lease which we had entered into in December 2006 with Kingsdell, L.P., a 5% limited partner of our Chase Park Plaza joint venture; formed a wholly owned entity to lease the hotel; terminated CWE Hospitality Services, LLC as the hotel’s management company; and engaged an unaffiliated third party management company to manage the hotel.  As a result of the operational changes, effective February 19, 2013, we fully consolidate the operations of the hotel in our financial statements.

The following table summarizes the amounts of identified assets and liabilities consolidated on February 19, 2013 ($ in thousands):

Chase Park Plaza Hotel
Cash	$143
Account receivable (1)	2,007
Receivable from related party	36
Prepaid expenses and other assets	463
Total identifiable net assets	$2,649

Accounts payable	$1,308
Accrued and other liabilities	1,341
Total identifiable net liabilities	$2,649

(1)         As of the date that the hotel lease was terminated, the payables related to the hotel’s operations exceeded the receivables and cash on hand.  Under the lease agreement, Kingsdell L.P., as lessee, is responsible for payment of negative working capital.  We have reserved $1.2 million related to the lease agreement as bad debt in the accompanying condensed consolidated statements of operations related to receivables associated with estimated working capital shortfalls.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Chase Park Plaza Hotel contributed a net loss of $0.4 million to our consolidated statements of operations for the period from February 19, 2013 through June 30, 2013.  The following unaudited pro forma summary presents financial information as if the hotel operations had been consolidated on January 1, 2012 ($ in thousands):

	Pro Forma for the Three Months Ended June 30,		Pro Forma for the Six Months Ended June 30,
	2013	2012	2013	2012
Rental revenue	$4,821	$4,876	$9,753	$9,690
Hotel revenue	$9,190	$8,759	$15,976	$14,743
Property operating expenses	$3,635	$2,497	$6,133	$4,255
Hotel operating expenses	$5,257	$5,787	$12,419	$11,617
Bad debt expense	$—	$106	$—	$1,256 (1)
Net income (loss)	$300	$(14,825)	$(7,733)	$(25,801)
Net income (loss) per share	$0.01	$(.27)	$(0.14)	$(0.46)

(1)         Approximately $1.2 million related to receivables associated with estimated working capital shortfalls.

These pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Chase Park Plaza Hotel to reflect the elimination of the lease rental revenue and the consolidation of the hotel operations as if it had been applied from January 1, 2012.

Real Estate Asset Dispositions

Becket House

On April 5, 2013, we sold Becket House and the lender accepted the net sales proceeds of $19.8 million as full satisfaction of the outstanding debt of $27.7 million.  As a result, $8.1 million was recorded as a gain on troubled debt restructuring and is included in discontinued operations.  Additionally, due to the sale of Becket House, $3.6 million was reclassified from unrealized foreign currency translation loss to net loss and is included in discontinued operations.

Rio Salado

On May 28, 2013, we sold Rio Salado to an unrelated third party for $9.3 million and recorded a $0.1 million gain on sale of real estate.

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of June 30, 2013 and December 31, 2012 ($ in thousands):

		Carrying Value of Investment
Property Name	Ownership Interest (1)	June 30, 2013	December 31, 2012

Central Europe Joint Venture	47.01%	$19,323	$19,259

(1)         Effective January 1, 2013, ownership interest changed from 47.27% to 47.01% due to additional contributions made to the joint venture by the other partner.

Our investments in unconsolidated joint ventures as of June 30, 2013 and December 31, 2012 consisted of our proportionate share of the combined assets and liabilities of our investment properties shown at 100% as follows: ($ in thousands):

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	June 30,	December 31,
	2013	2012
Real estate assets, net	$110,429	$114,590
Cash and cash equivalents	3,569	3,856
Other assets	1,818	2,020
Total assets	$115,816	$120,466

Notes payable	$79,333	$83,696
Other liabilities	2,750	2,924
Total liabilities	82,083	86,620

Equity	33,733	33,846
Total liabilities and equity	$115,816	$120,466

Our equity in earnings and losses from these investments is our proportionate share of the combined earnings and (losses) of our unconsolidated joint ventures for the three and six months ended June 30, 2013 and 2012 shown at 100% as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (2)	2013	2012 (2)
Revenue	$2,689	$2,931	$5,816	$6,191

Operating expenses:
Operating expenses	688	1,352	1,431	3,235
Property taxes	79	(438)	159	(273)
Total operating expenses	767	914	1,590	2,962

Operating income	1,922	2,017	4,226	3,229

Non-operating expenses:
Depreciation and amortization	1,145	1,321	2,468	2,751
Interest and other, net	635	5,064	876	12,275
Total non-operating expenses	1,780	6,385	3,344	15,026

Net income (loss)	$142	$(4,368)	$882	$(11,797)

Equity in earnings (losses) of unconsolidated joint ventures (1)	$64	$(1,080)	$414	$(3,747)

(1)         Company’s share of net earnings and (losses).

(2)         Includes the activity related to Royal Island for the period prior to June 6, 2012, when we began consolidating the operations of Royal Island and the activity for Santa Clara 800 which was sold on May 4, 2012.

Held for Sale

We had one property, Becket House, classified as held for sale at December 31, 2012.  See note 13 for more details.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.                          Notes Payable

The following table sets forth our notes payable of the properties we consolidate at June 30, 2013 and December 31, 2012 ($ in thousands):

	Notes Payable as of			Interest	Maturity
Description	June 30, 2013		December 31, 2012	Rate	Date

BHFS II, LLC	$7,136		$7,180	30-day LIBOR + 3%(1)	02/01/18 (2)
BHFS III, LLC	6,406	(3)	6,395	30-day LIBOR + 3%(1)	02/01/18 (2)
BHFS IV, LLC	13,307		13,388	30-day LIBOR + 3%(1)	02/01/18 (2)
BHFS Theatre, LLC	4,981		4,632	30-day LIBOR + 3%(1)	02/01/18
Chase Park Plaza Hotel and Chase - The Private Residences	49,061		49,354	30-day LIBOR + 6.75%(1)(4)	12/09/14
Northborough Tower	19,855		20,105	5.67%	01/11/16
Royal Island (5)	12,067		9,941	15.00%	10/10/16
Northpoint Central	15,927		16,040	5.15%	05/09/17
Las Colinas Commons	11,745		11,828	5.15%	05/09/17

	$140,485		$138,863

Notes Payable included with Obligations related to real estate held for sale:
Becket House(6)	$—		$25,360

(1)         30-day London Interbank Offer Rate (“LIBOR”) was 0.193% at June 30, 2013.

(2)         In March 2013, the loan agreement was amended to extend the maturity date from December 27, 2017 to February 1, 2018.

(3)         In March 2013, the loan amount was increased by approximately $0.1 million for costs incurred by the lender.

(4)         LIBOR interest rate subject to floor of 0.75%.

(5)         Effective February 2013, the lenders increased the amount available to draw on the loan from $10.4 million to $11.6 million and in June 2013, the lenders further increased the amount available to draw to $12.4 million.

(6)         The Becket House loan consisted of three loans.  As of December 31, 2012, the loan was classified as obligations associated with real estate held for sale on the condensed consolidated balance sheet.  On April 5, 2013, we sold Becket House leasehold interest and the lender accepted the sale proceeds as full settlement of the outstanding debt.

Our notes payable balance was $140.5 million as of June 30, 2013 and $164.2 million, including the loan secured by Becket House (classified as held for sale) as of December 31, 2012, and consisted of borrowings of debt related to our property acquisition and loan assumptions.

Each of our notes payable is collateralized by one or more of our properties.  At June 30, 2013, our notes payable interest rates ranged from 3.2% to 15%, with a weighted average interest rate of approximately 6.4%.  Of our $140.5 million in notes payable at June 30, 2013, $80.9 million represented debt subject to variable interest rates.  At June 30, 2013, our notes payable had maturity dates that ranged from December 2014 to February 2018.  We have unconditionally guaranteed payment of the notes payable related to the five loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS notes payable balance at June 30, 2013 total $31.8 million.

The Becket House loan matured on December 31, 2012.  On April 5, 2013, we sold the Becket House leasehold interest, and the lender accepted the sale proceeds as full satisfaction of the outstanding debt.  As of December 31, 2012, the Becket House loan was classified as obligations associated with real estate held for sale on the condensed consolidated balance sheet.

The following table summarizes our aggregate contractual obligations for principal as of June 30, 2013 ($ in thousands):

Principal Payments Due:
July 1, 2013 - December 31, 2013	$601
2014	50,327
2015	1,335
2016	31,566
2017	26,763
Thereafter	29,454
Unamortized premium	439

$140,485

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

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at June 30, 2013 and December 31, 2012.  We had no derivative instruments classified as liabilities as of June 30, 2013 or December 31, 2012.  During the six months ended June 30, 2013 and 2012, we recorded a reclassification of unrealized loss to interest expense of less than $0.1 million and unrealized loss of less than $0.1 million to other comprehensive income (“OCI”) in our statement of equity to adjust the carrying amount of the interest rate caps qualifying as non-hedges at June 30, 2013 and as hedges at June 30, 2012.

The following table summarizes the notional values of our derivative financial instruments as of June 30, 2013.  The notional values provide an indication of the extent of our involvement in these instruments at June 30, 2013, but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value (in thousands)	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Not Designated as Hedging Instrument
Interest rate cap - Chase Park Plaza Hotel and Chase - The Private Residences	$59,000	3.0%	December 9, 2014	$2

The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 ($ in thousands).

		Asset Derivatives
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value at June 30, 2013	Fair Value at December 31, 2012

Interest rate derivative contracts	Prepaid expenses and other assets	$—	$2

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations as of June 30, 2013 and 2012 ($ in thousands).

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Interest rate	$28	$20

	Derivatives in Cash Flow Hedging Relationships
	Amount of Loss Reclassified from OCI into Income (Effective Portion)
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Interest rate	$(63)	$(68)

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss (1)
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Interest rate	$(24)	$(45)

(1)         Amounts included in interest expense.  For the three months and six months ending June 30, 2013, reclassification out of OCI for $24 thousand and $45 thousand, respectively, was due to all derivatives being designated as non-hedging instruments as of January 1, 2013 compared to being designated as hedging instruments as of December 31, 2012.

Credit risk and collateral

Our credit exposure related to interest rates is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreement with the counterparty related to our interest rate caps of Chase Park Plaza Hotel and Chase — The Private Residences, cash deposits may be required to be posted by the counterparty whenever its credit rating falls below certain levels.  At June 30, 2013, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.

9.         Commitments and Contingencies

In connection with our investment in the Frisco Square property, we are responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation will be reduced by 0.5% and will be terminated at $225 million of real property values.   At June 30, 2013, the total outstanding Bond Obligation was $5.7 million.

Although, as described above, we are ultimately responsible for half of the bond debt service, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assesses its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  The annual bond debt service assessed by the POA, is approximately $491,000.  We expensed approximately $0.1 million based upon our estimate of our pro rata share, which is included in the accompanying condensed consolidated statements of operations and other comprehensive loss for the six months ended June 30, 2013.

We are also obligated to construct a minimum of two parking garages with 720 spaces by February 1, 2018 (the “Parking Obligation”).  The City of Frisco has secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by our indirect, wholly owned subsidiary, BHFS I, LLC.  The book value of the BHFS I, LLC land is $28.2 million.  In the event we sell all or a part of the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account for the benefit of the City of Frisco to secure the Parking Obligations until the amount in the escrow is $7 million.  Currently, the escrow account balance is zero.  For the Bond Obligation, the City of Frisco will release the lien on the land to be sold provided that it is provided with substitute collateral worth the amount of the property to be sold.  As discussed above, the Bond Obligation will be reduced from time to time and terminated once property values reach $225 million within the MMD.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Also on February 19, 2013, Chase Park Plaza Hotel, LLC (“CPPH”), a 95% owned subsidiary of the Company that owns the Chase Park Plaza Hotel, filed a Motion for a Temporary Restraining Order, Preliminary and Permanent Injunction in the Circuit Court of the City of St. Louis, State of Missouri against James L. Smith, Francine V. Smith, Marcia Smith Niederinghaus, Kingsdell L.P. and CWE Hospitality Services, LLC (collectively, the “Smith Defendants”) requesting the Court remove the Smith Defendants from the property and from interfering with Plaintiff and the Hotel.  The Temporary Restraining Order was granted on February 19, 2013 and is in place until November 13, 2013.

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

Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf.  Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter.  We are currently party to the Third Amended and Restated Advisory Management Agreement which became effective May 15, 2013 and expires May 15, 2014.

During the three and six months ended June 30, 2013, Behringer Harvard Opportunity Advisors I received an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate related assets (no asset management fee is payable related to Alexan Black Mountain and Royal Island).  The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  During the three and six months ended June 30, 2012, the asset management fee equaled 0.60% of the aggregate asset value of acquired real estate and real estate related assets.  For the three months ended June 30, 2013 and 2012, we incurred $0.6 million and $0.8 million, respectively, of asset management fees.  For the six months ended June 30, 2013 and 2012, we incurred $1.2 million and $1.8 million, respectively, of asset management fees.  Amounts include asset management fees which were classified to discontinued operations for our held for sale property and our disposed properties.

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment.   For the three and six months ended June 30, 2013, there were no acquisition and advisory fees.  For the three and six months ended June 30, 2012, we incurred less than $0.1 million in acquisition and advisory fees.

Under the advisory management agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount.  We did not incur any debt financing fees for the three and six months ended June 30, 2013.  We incurred $0.5 million in debt financing fees for the three and six months ended June 30, 2012.

We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive officers.  For the three months ended June 30, 2013 and 2012, we incurred costs for administrative services of $0.3 million and $0.4 million, respectively.  For the six months ended June 30, 2013 and 2012, we incurred costs for administrative services of $0.7 million and $0.9 million, respectively.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and construction supervision of our properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  For the three months ended June 30, 2013 and 2012, we incurred property management fees or oversight fees of $0.2 million.  For the six months ended June 30, 2013 and 2012, we incurred property management fees or oversight fees of $0.4 million.

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

At June 30, 2013, we had a payable to our Advisor and its affiliates of $0.8 million.  This balance consists of accrued and deferred fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.  At December 31, 2012, we had a payable to our Advisor and its affiliates of $2.9 million.

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

11.          Supplemental Cash Flow Information

Supplemental cash flow information is summarized below ($ in thousands).

	Six months ended June 30,
	2013	2012
Supplemental disclosure:
Interest paid, net of amounts capitalized	$7,714	$6,592
Reorganization expenses paid	$486	$—

Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$445	$17
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$—	$299
Amortization of deferred financing fees in properties under development	$—	$33
Consolidation of hotel operations with no consideration paid:
Assets consolidated	$(2,649)	$—
Liabilities consolidated	$2,649	$—

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.          Discontinued Operations and Real Estate Held for Sale

As of December 31, 2012, we had one consolidated joint venture property classified as held for sale which was sold on April 5, 2013.

The following table summarizes the disposition of our properties during 2012 and 2013 ($ in millions).

Property Name	Date of Disposition	Contract Sales Price
Santa Clara 700/750 Joint Venture	May 18, 2012	$47.8
Tanglewood at Voss	May 29, 2012	$52.5
5000 S. Bowen Road	August 16, 2012	$25.9
Bent Tree Green	October 16, 2012	$12.0
Becket House	April 5, 2013	$19.8
Rio Salado	May 28, 2013	$9.3

We have classified the results of operations for these properties into discontinued operations in the condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012 and summarized in the following table ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Rental revenue	$—	$3,117	$430	$7,042

Expenses
Property operating expenses	(18)	826	192	1,572
Bad debt expense	—	36	(111)	57
Interest expense	—	1,780	634	3,610
Real estate taxes	5	442	9	1,100
Impairment charge	—	—	305	—
Property management fees	—	123	24	235
Asset management fees	—	150	16	364
Depreciation and amortization	—	940	—	2,401
Total expenses	(13)	4,297	1,069	9,339

Realized loss on currency translation (1)	(3,624)	—	(3,624)	—
Gain on troubled debt restructuring (1)	8,132	—	8,132	—
Gain on sale of real estate property	—	4,126	—	4,126
Income from discontinued operations	$4,521	$2,946	$3,869	$1,829

(1)         Due to the sale of Becket House on April 5, 2013, $3.6 million was reclassified from unrealized foreign currency translation loss in OCI to net loss and $8.1 million was recorded as a gain on troubled debt restructuring.

The major classes of Becket House assets and liabilities associated with the real estate held for sale net of impairment as of December 31, 2012 were as follows ($ in thousands):

December 31, 2012

Leasehold interest	$19,580
Lease intangibles, net	274
Assets associated with real estate held for sale	$19,854

Notes payable	$25,360
Accrued interest payable	3,567
Obligations associated with real estate held for sale	$28,927

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

As of June 30, 2013, we wholly owned five properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our condensed consolidated financial statements.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.

Liquidity and Capital Resources

Strategic Asset Sales

On April 5, 2013, we sold our Becket House leasehold interest.  We recorded an $8.1 million gain on troubled debt restructuring and a $3.6 million realized loss on currency translation in discontinued operations.  The lender accepted the net sales proceeds as full satisfaction of the debt.  On May 28, 2013, we sold Rio Salado to an unrelated third party for $9.3 million and recorded a gain on sale of real estate of $0.1 million.  Currently, we have a purchase and sale agreement for the sale of our 40 acres of 4950 S. Bowen Road land for $1.6 million.  The remaining operating properties are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process.  As the properties stabilize, they may require additional time and capital resources to lease up vacancy, retain key tenants, create value through reinvestment, or sell land parcels before their ultimate disposition.  We have three remaining condominium units at the Chase Park Plaza project, including the unfinished penthouse unit.  We may hold these final inventory units for a longer period to achieve optimal pricing.  Our portfolio also consists of three development projects and one note receivable, and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types.  It is possible that we will invest enough additional capital in some of these sites to make them attractive to market to other developers rather than completing the original development plan.  However, there can be no assurance that future dispositions will occur as planned, or, if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.

Liquidity Demands

The primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity.  Our cash balance at June 30, 2013 is $37.9 million.  The U.S., European, and global economies continue to experience the effects of the significant downturn that began more than four years ago.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence, weaken financial institutions and adversely impact unemployment rates The disposal of our properties will be subject to these economic factors, including the ability of potential purchasers to access debt capital financing.

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

On March 29, 2011, we obtained a $2.5 million loan from our Advisor to bridge our liquidity needs.  The $2.5 million loan bore interest at a rate of 5% and had a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement or (iii) the termination without cause of the property management agreement.  On March 25, 2013, we fully paid the loan and accrued interest.  The balance on the loan at June 30, 2013 and December 31, 2012 was zero and $1.5 million, respectively.

We continually evaluate our liquidity and ability to fund future operations and debt obligations (See note 7 Notes Payable in the Notes to Unaudited Condensed Consolidated Financial Statements for more details).  As part of those analyses, we consider lease expirations and other factors.  Leases representing 12.9% of our annualized base rent and 20.1% of our rentable square footage (effective annual rent per square foot of $14.3) will expire by the end of 2013.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period.  Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  As of June 30, 2013, 37.2% and 51.9% of our 2013 contractual base rental income of our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights was derived from tenants in Texas and Missouri, respectively.

Debt Financings

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2013.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period(1)
	2013	2014	2015	2016	2017	After 2017	Total

Principal payments - fixed rate debt	$362	$361	$814	$31,019	$26,188	$—	$58,744
Interest payments - fixed rate debt	2,204	4,356	4,313	2,997	564	—	14,434
Principal payments - variable rate debt	238	49,966	521	547	575	29,455	81,302
Interest payments - variable rate debt (based on rates in effect as of June 30, 2013)	2,384	4,744	997	982	961	161	10,229

Total	$5,188	$59,427	$6,645	$35,545	$28,288	$29,616	$164,709

(1)         Does not include approximately $0.4 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.

We have no scheduled maturities in the twelve months following June 30, 2013.  On April 5, 2013, we sold Becket House and the lender accepted the sales proceeds as full satisfaction of the outstanding debt.  In February 2013, Royal Island lenders increased the amount available to draw under the loan agreement from $10.4 million to $11.6 million and in June 2013, the lenders further increased the amount available to draw to $12.4 million.

We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the outstanding balance of the loans are completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In addition, the tepid economic environment and limited availability of credit to buyers could delay or inhibit our ability to dispose of our properties in an orderly manner, or cause us to have to dispose of our properties for a lower than anticipated return.  To the extent we are unable to reach agreeable terms with respect to extensions or refinancings, we may not have the cash necessary to repay our debt as it matures, which could result in an event of default that could allow lenders to foreclose on the property in satisfaction of the debt, seek repayment of the full amount of the debt outstanding from us or pursue other remedies.

Each of our loans is secured by one or more of our properties.  At June 30, 2013, interest rates on our notes payable ranged from 3.2% to 15%, with a weighted average interest rate of 6.4%.  Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity.  Notes payable associated with our Northborough Tower, Frisco Square, Las Colinas Commons, and Northpoint Central investments require monthly payments of both principal and interest.  At June 30, 2013, our notes payable had maturity dates that ranged from December 2014 to February 2018.

Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $37.9 million on our consolidated balance sheet as of June 30, 2013), operating cash flow from properties, new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties.  As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.

As of June 30, 2013, restricted cash on the condensed consolidated balance sheet of $7.8 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Market Outlook

During the second quarter of 2013, the Federal Reserve gave its first public announcement that as unemployment reaches the 7% level, it may soon start to taper its economic stimulus programs, setting off increased volatility in the capital markets.  In reaction, in less than a month the stock market fell by over 5% and in about 60 days long term treasury rates increased almost 1%, hitting highs for the last two years.  However, as the quarter progressed, the Federal Reserve re-emphasized that any tapering would only be implemented if warranted by the state of the overall economy, which while showing some progress, was still not at a level that justified a change in the current support levels.  Economic indicators supporting the view that the recovery was still not fully sustainable included: GDP for the second quarter of 2013 was at 1.7%, an improvement from the 1.1% growth rate in the first quarter, but still below levels indicative of sustained, robust growth.  Similarly job growth has averaged over 190,000 for the first seven months of 2013, a reasonable level but also below the level required to quickly and significantly sustain higher levels of growth, particularly as a higher percentage of the jobs are lower paying service positions or temporary jobs, where the overall labor participation rate still remains at historic lows. Housing starts, a critical component in most recoveries, is also reporting very significant progress with many markets at prior sales values but new home construction is still restrained.  Other areas showing modest but uneven improvements were manufacturing hiring and production and consumer spending; however, slower government spending and the increased payroll tax was still a net drag on economic growth.  Consequently, by early August 2013, concerns over immediate Federal Reserve actions had abated, allowing the stock market to reach all-time highs and while interest rates were still elevated from earlier in the year, they had stabilized.  The general consensus was now that it was unlikely that the Federal Reserve was going to focus solely on unemployment as the triggering event for scaling back its stimulus program and that broader economic measures, which may still need additional time, would be considered, but the tapering of the bond buying would begin.  The Federal Reserve also indicated a willingness to maintain the highly accommodative level of the Federal Funds Rate for an extended period of time.

Going into the third quarter, many analysts are expecting slightly increased economic growth, but are lowering their estimates from earlier in the year.  July’s job growth was the lowest since March 2013 and revised figures for May and June were lower than initially reported.  Interest rates, while still low compared to historical averages, could dampen the housing sector improvements, particularly if they rise any further and start to squeeze out lower income or first time home buyers. Still job growth is exceeding the population growth and the unemployment rate is at the lowest level since December 2008. Also factoring into second half projections are renewed debates over the U.S. federal budget, spending and debt limits, which appear to never reach a consistent resolution and represent an overhang of uncertainty that may further disrupt economic growth.  We believe that businesses and consumers tend to be very conservative when confronted with these kinds of issues, which could disrupt what could otherwise be a stronger recovery.  On a net basis, we believe the U.S. economy can overcome a certain degree of these issues, and along with most analysts, we expect moderate, but uneven U.S. growth for the near term.  However, these issues have the potential to significantly affect the economy.

Houston, Texas, the location of two of our office buildings, reported year over year employment gains of 3.6% for June 2013.  Fundamentals in the Houston office market continue to improve.  However, with 4.3 million square feet of office space under construction and another 4.9 million square feet proposed, the new construction will likely define the office market’s performance.

For the greater Dallas-Fort Worth area, the location of the other two of our office buildings, the employment news is also positive.  Dallas/Fort Worth area reported year over year employment gains of 3.3% in June 2013.  Job growth is expected to continue to increase during 2013.  Occupancy, asking rents and absorption are expected to rise in 2013 due to the improving regional economic outlook.

With respect to the hospitality sector, Smith Travel Research indicates that during the second quarter of 2013 national overall occupancy rate for hospitality properties in the United States increased 1.3% in year-over-year measurement to 65.9%, the national overall Average Daily Rate (“ADR”) increased 3.6% to $110.47 and Revenue Per Available Room (“RevPar) increased 5% to $72.78.  At Chase Park Plaza, the occupancy increased 12%, ADR was flat and our RevPar increased 11% in year over year comparisons for the six months ending June 30, 2013.  Our Cordillera hotel is flat in all three measurement categories.  The hotel industry is expected to see continued modest growth in 2013.  If the economy continues to improve, we expect room rates for hotels to increase since increased demand for hotel rooms generally correlates with growth in the U.S. gross domestic product (GDP).

We have two projects in various stages of development.  We are continuing to evaluate whether to perform any further substantive development activities on these projects in the near term.  Our ability to develop is affected by market and other forces impacting the U.S. economy and the real estate industry as a whole and by the local economic conditions in the markets in which our properties are located, including the dislocations in the credit markets.  Tightened underwriting standards and risk adverse capital markets have resulted in less availability and increased cost of debt financing secured by commercial real estate.  These conditions have and may continue to materially affect the availability or the terms of financing that would be required to undertake these activities.

We own a joint venture interest in a portfolio of Central European properties located in Czech Republic, Poland, Hungary, and Slovakia.  The Euro zone economics in contrast with the U.S. continue to struggle to gain any momentum from the recession.  Europe has suffered a worse decline in output and a sharper rise in unemployment.  The International Monetary Fund’s (“IMF”) economic forecasters expect the Euro area’s output to shrink 0.2% this year and to recover very slowly in 2014.  Thirteen of the properties in our Central Europe portfolio are located in the Czech Republic which had a sharp fall in its economy the first quarter of 2013.  The IMF is forecasting the Czech GDP to contract by 0.4% this year.  Approximately 34.7% of the Central Europe joint venture’s debt has matured or is maturing in 2013.  While the European lenders indicate a willingness to forbear or offer short-term extensions, we are seeing limited availability of new debt.

Results of Operations

As of June 30, 2013, we are invested in ten assets including five wholly-owned properties and three properties consolidated through investments in joint ventures.  In addition, we are the mezzanine lender for one multifamily property.  We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.

As of June 30, 2012, we were invested in 13 assets including seven wholly-owned properties and four properties consolidated through investments in joint ventures.  In addition, we were the mezzanine lender for one multifamily property. We also had noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties were located in Arizona, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, England, the Czech Republic, Poland, Hungary, and Slovakia.

Three months ended June 30, 2013 as compared to three months ended June 30, 2012 ($ in thousands)

Continuing Operations

Revenues.  Our total revenues increased by approximately $2.9 million to $14 million for the three months ended June 30, 2013.  The change in revenues was primarily due to:

•                  a decrease in rental revenue of $1.9 million to $4.8 million for the three months ended June 30, 2013 compared to $6.8 million for the three months ended June 30, 2012, is primarily due to the termination of the Chase Park Plaza Hotel operating lease with Kingsdell L.P on February 19, 2013 and the subsequent consolidation of the hotel operations.  As a result of the termination of the lease and subsequent consolidation, we ceased recognizing rental income related to the lease and began recognizing hotel revenue and hotel operating expenses in our condensed consolidated statements of operations and comprehensive loss (see below);

•                  an increase in hotel revenue of $8.4 million to $9.2 million for the three months ended June 30, 2013, due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013,

•                  a decrease in condominium sales of $3.5 million.  No condominium units were sold at Chase — The Private Residences in the three months ended June 30, 2013 as compared to ten units sold during the three months ended June 30, 2012.  We have three units remaining for sale.

Property operating expenses.  Property operating expenses were approximately $3.6 million for the three months ended June 30, 2013 as compared to $2.6 million for the three months ended June 30, 2012.  We began consolidating the operations of Royal Island effective June 6, 2012.  Approximately $0.3 million of the increase is due to the recognition of three months of property operating expenses for Royal Island for the three months ending June 30, 2013 as compared to one month of property operating expenses for the same period ending June 30, 2012.  Additionally, during the three months ended June 30, 2013, we incurred $0.8 million of expense for our allocated portion of a Frisco Plaza public improvement project constructed and owned by City of Frisco in accordance with the development agreement.  No such expense was incurred for the same period of 2012.

Hotel operating expenses.  Hotel operating expenses were approximately $6.6 million for the three months ended June 30, 2013 as compared to $1 million for the three months ended June 30, 2012.  Hotel operating expenses for the three months ended June 30, 2013 increased $5.6 million over the same period in 2012 due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013.

Bad debt expense.  Bad debt was approximately $0.4 million for the three months ended June 30, 2013 compared to $0.1 million for the three months ended June 30, 2012.  The increase was primarily due to a reserve at Frisco Square for the receivable for the Frisco Plaza public improvement project due from the POA.

Cost of condominium sales.  The decrease of cost of condominium sales relating to the sale of condominium units at Chase — The Private Residences was $3.5 million.  No condominium units sold were at Chase — The Private Residences during the three months ended June 30, 2013.  We sold ten condominium units during the three months ended June 30, 2012.

Interest expense.  Interest expense for the three months ended June 30, 2013 was approximately $2.4 million as compared to approximately $2.9 million for the three months ended June 30, 2012.  Interest expense for our Frisco Square and Chase Park Plaza investments decreased approximately $0.5 million and $0.1 million, respectively, due to lower loan balances.  This decrease was partially offset by increases in interest expense related to Las Colinas Commons and Northpoint of $0.2 million due to loans obtained associated with these assets in May 2012.

Provision for loan losses.  There was no provision for loan losses during the three months ended June 30, 2013.  During the three months ended June 30, 2012, we recorded a $12 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value.

Property management fees.  Property management fees for the three months ended June 30, 2013 were approximately $0.5 million as compared to approximately $0.2 million for the three months ended June 30, 2012.  The increase in property management fees was primarily due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013.

Asset management fees.  Asset management fees were approximately $0.6 million for the three months ended June 30, 2013 as compared to $0.8 million for the three months ended June 30, 2012.  The fees decreased by $0.2 million primarily due to the changes in the advisory agreement effective January 1, 2013.  Under the amended agreement, the fee was reduced to an annual rate of 0.575% in 2013 as compared to 0.60% annual rate in 2012.  Additionally, under the amended advisory agreement no asset management fee was incurred related to Alexan Black Mountain and Royal Island for the three months ended June 30, 2013.

General and administrative.  General and administrative expense for the three months ended June 30, 2013 was approximately $1.3 million as compared to approximately $2.3 million for the three months ended June 30, 2012.  The decrease in general and administrative expenses was primarily due to $1.2 million in acquisitions costs related to Royal Island that were incurred during the three months ended June 30, 2012.  No acquisition costs were incurred during the same period in 2013.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended June 30, 2013 was approximately $3.2 million as compared to approximately $3.1 million for the three months ended June 30, 2012.  The $0.1 million increase is primarily because we recognized three months of depreciation expense related to Royal Island for the three months ending June 30, 2013 as compared to one month of expense for the three months ending June 30, 2012  due to the consolidation of the Royal Island investment effective June 6, 2012.

Reorganization expenses.  During the three months ended June 30, 2013 and 2012, we recorded reorganization expense of less than $0.1 million and $0.1 million, respectively, related to Frisco Square.

Equity in earnings (losses) of unconsolidated joint ventures.  Equity in earnings (losses) of unconsolidated joint ventures was earnings of $0.1 million for the three months ended June 30, 2013 as compared to a loss of $1.1 million for the three months ended June 30, 2012.  The difference is primarily due to losses recorded in 2012 related to Royal Island of $1.7 million.  We did not record equity loss for Royal Island in 2013 as we consolidated the asset effective June 6, 2012.  Additionally, our Central Europe joint venture recorded earnings of $0.1 million during the three months ending June 30, 2013 as compared to earnings of $0.6 million for the three months ending June 30, 2012 primarily due to activity related to changes in foreign currency.

Six months ended June 30, 2013 as compared to six months ended June 30, 2012 ($ in thousands)

Continuing Operations

Revenues.  Our total revenues increased by approximately $2.3 million to $24.5 million for the six months ended June 30, 2013.  The change in revenues was primarily due to:

•                  a decrease in rental revenue of $2.7 million to $10.8 million for the six months ended June 30, 2013 compared to $13.5 million for the six months ended June 30, 2012, is primarily due to the termination of the Chase Park Plaza Hotel operating lease with Kingsdell L.P on February 19, 2013 and the subsequent consolidation of the hotel operations.  As a result of the termination of the lease and subsequent consolidation, we ceased recognizing rental income related to the lease and began recognizing hotel revenue and hotel operating expenses in our condensed consolidated statements of operations and comprehensive loss ( (see below);

•                  an increase in hotel revenue of $11.4 million to $13.3 million for the six months ended June 30, 2013, approximately $11million of the increase is due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013,

•                  a decrease in condominium sales of $6.4 million to $0.4 million for the six months ended June 30, 2013 compared to $6.8 million for the six months ended June 30, 2012.  We sold one condominium unit at Chase — The Private Residences in the six months ended June 30, 2013 as compared to ten units sold during the six months ended June 30, 2012.  We have three units remaining for sale.

Property operating expenses.  Property operating expenses were approximately $6.1 million for the six months ended June 30, 2013 as compared to $4.5 million for the six months ended June 30, 2012.  We began consolidating the operations of Royal Island effective June 6, 2012.  Approximately $0.9 million of the increase is due to the recognition of six months of property operating expenses for Royal Island for the six months ending June 30, 2013 as compared to one month of property operating expenses for the same period ending June 30, 2012.  Additionally, during the six months ended June 30, 2013, we incurred $0.8 million of expense for our allocated portion of a Frisco Plaza public improvement project constructed and owned by City of Frisco in accordance with the development agreement.  No such expense was incurred for the same period of 2012.

Hotel operating expenses.  Hotel operating expenses were approximately $10.2 million for the six months ended June 30, 2013 as compared to $2.3 million for the six months ended June 30, 2012.  Approximately $7.1 million of the increase is due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013.

Bad debt expense.  Bad debt was approximately $1.7 million for the six months ended June 30, 2013, primarily due to the reservation of approximately $1.3 million related to the termination of the hotel operating lease between Kingsdell, L.P. and Chase Park Plaza Hotel.  Additionally at Frisco Square we reserved approximate $0.3 million for the receivable for the portion of the Frisco Plaza public improvement project due from the POA.

Cost of condominium sales.  Cost of condominium sales, relating to the sale of condominium units at Chase — The Private Residences, for the six months ended June 30, 2013 was $0.4 million as compared to $6.9 million for the six months ended June 30, 2012.  We sold one condominium unit at Chase — The Private Residences during the six months ended June 30, 2013.  We sold ten condominium units during the six months ended June 30, 2012.

Condominium inventory impairment.  There was no condominium inventory impairment during the six months ended June 30, 2013.  We recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase — The Private Residences during the six months ended June 30, 2012, to reduce the value to current market prices.

Interest expense.  Interest expense for the six months ended June 30, 2013 was approximately $4.8 million as compared to approximately $5.4 million for the six months ended June 30, 2012.  Interest expense for our Frisco Square and Chase Park Plaza investments decreased approximately $1.1 million and $0.2 million, respectively, due to lower loan balances.  This decrease was partially offset by increases in interest expense related to Las Colinas Commons and Northpoint of $0.6 million due to loans obtained related to these assets in May 2012.

Provision for loan losses.  There was no provision for loan losses during the six months ended June 30, 2013.  During the six months ended June 30, 2012, we recorded a $12 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value.

Property management fees.  Property management fees were $0.8 million and $0.5 million for the six months ended June 30, 2013 and 2012.  The increase in property management fees was due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013.

Asset management fees.  Asset management fees were approximately $1.2 million for the six months ended June 30, 2013 as compared to $1.5 million for the six months ended June 30, 2012.  The fees decreased by $0.3 million primarily due to the changes in the advisory agreement effective January 1, 2013.  Under the amended agreement, the fee was reduced to an annual rate of 0.575% in 2013 as compared to 0.60% annual rate in 2012.  Additionally, under the amended advisory agreement no asset management fee was incurred related to Alexan Black Mountain and Royal Island for the six months ended June 30, 2013.

General and administrative.  General and administrative expense for the six months ended June 30, 2013 was approximately $3.2 million as compared to approximately $3.6 million for the six months ended June 30, 2012.  A decrease in general and administrative expenses of $1.2 million was related to Royal Island acquisition cost incurred during the six months ended June 30, 2012 that are partially offset by an increase of approximately $0.7 million primarily due to legal expenses incurred related to the Chase Park Plaza Hotel litigation during the six months ended June 30, 2013.

Depreciation and amortization.  Depreciation and amortization expense for the six months ended June 30, 2013 was approximately $6.7 million as compared to approximately $6.2 million for the six months ended June 30, 2012, and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.  The $0.4 million increase is primarily because we recognized three months of depreciation expense related to Royal Island for the six months ending June 30, 2013 as compared to one month of expense for the same period ending June 30, 2012 due to the consolidation of the Royal Island investment effective June 6, 2012.

Reorganization expenses.  During the six months ended June 30, 2013, we recorded reorganization expense of $0.1 million related to Frisco Square.

Equity in earnings (losses) of unconsolidated joint ventures.  Equity in earnings (losses) of unconsolidated joint ventures was earnings of $0.4 million for the six months ended June 30, 2013 as compared to a loss of $3.7 million for the six months ended June 30, 2012.  Our Central Europe joint venture recorded earnings of $0.4 million during the six months ending June 30, 2013 as compared to a loss of $0.4 million for the six months ending June 30, 2012 primarily due to activity related to changes in foreign currency.  Additionally, for the six months ending June 30, 2012, we recorded equity losses related to Royal Island of $3.2 million for the period prior to June 6, 2012, when we began consolidating Royal Island and we recorded losses of $0.1 million related to our Santa Clara 800 joint venture prior to its sale on May 4, 2012.

Cash Flow Analysis

Cash used in operating activities for the six months ended June 30, 2013 was $3.6 million, and was comprised of the net loss of $8.4 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $6.9 million, foreign currency translation loss of $3.6 million, an impairment charge of $0.3 million, change in condominium inventory of $0.4 million and cash provided by working capital and other operating activities of approximately $2.1 million offset by gain on troubled debt restructuring of $8.1 million and equity in earnings of our unconsolidated joint venture of $0.4 million.  Cash provided by operating activities for the six months ended June 30, 2012 was $1.5 million, and was comprised of the net loss of $24.5 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $9.2 million, an impairment charge of $0.4 million, equity in losses of our unconsolidated joint venture of $3.7 million, change in condominium inventory of $6.8 million, provision for loan losses of $12 million and offset by the adjustment for gain on sale of real estate of $4.1 million and cash used by working capital and other operating activities of approximately $2 million.

Cash provided by investing activities for the six months ended June 30, 2013 was $26.3 million and was comprised of proceeds from sale of real estate of $29 million and net assets consolidated from hotel operations of $0.1 million.  This was offset by additions of property and equipment of $0.8 million and change in restricted cash of $2 million.  Cash provided by investing activities for the six months ended June 30, 2012 was $93.8 million and was comprised proceeds from the sale of real estate and unconsolidated joint venture of $98.4 million and change in restricted cash of $1.6 million.  This was offset by capital expenditures for real estate under development of $3.3 million, investment in notes receivable of $2 million and additions of property and equipment of $0.9 million.

Cash used in financing activities for the six months ended June 30, 2013 was $19.6 million and was primarily comprised of payments on notes payable of $20.6 million and payments on related parties note payable of $1.5 million offset by borrowings, net of financing costs, of $2.5 million.  Cash used in financing activities for the six months ended June 30, 2012 was $62.3 million and was primarily comprised of payments on notes payable and credit facility of $109.9 million offset by borrowings, net of financing costs, of $47.5 million and contributions from noncontrolling interest holders of $0.1 million.

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

Our calculation of FFO for the three and six months ended June 30, 2013 and 2012 is presented below ($ in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss attributable to common shareholders	$(2,506)	$(13,925)	$(9,595)	$(21,804)
Adjustments for (1):
Impairment charge (2)	—	698	244	1,114
Real estate depreciation and amortization(3)	3,724	4,530	7,694	9,629
Gain on sale of real estate	(95)	(4,126)	(95)	(4,126)

Funds from operations (FFO)	$1,123	$(12,823)	$(1,752)	$(15,187)

GAAP weighted average shares:
Basic and diluted	56,500	56,500	56,500	56,500

FFO per share	$0.02	$(0.23)	$(0.03)	$(0.27)

Net loss per share	$(0.05)	$(0.25)	$(0.17)	$(0.39)

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

The nationwide downturn in the secondary condominium market that began during 2007 and has continued and has resulted in reduced selling prices.  As a result of our evaluations in the first quarter of 2012, we recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase-The Private Residences during the first quarter of 2012.  This non-cash charge is classified as condominium inventory impairment charge in the accompanying condensed consolidated statement of operations.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $140.5 million in notes payable, at June 30, 2013, $80.9 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $0.3 million.  At June 30, 2013 we have $49.1 million of our consolidated variable rate debt hedged with interest rate caps.

At June 30, 2013, interest rate caps classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  A 100 basis point decrease in interest rates would result in less than $0.1 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in a $0.1 million net increase in the fair value of our interest rate caps and swaps.

Foreign Currency Exchange Risk

At June 30, 2013, we own an approximately 47% interest in a joint venture consisting of 22 properties in the Czech Republic, Poland, Hungary, and Slovakia that holds $3.6 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 10, 2011, as is customary for REITs entering the disposition phase, the board suspended the redemption program with respect to all redemption requests until further notice.  Therefore, we did not redeem any shares of our common stock during the six months ended June 30, 2013.

We have not presented information regarding submitted and unfulfilled redemptions during the six months ended June 30, 2013 as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.

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

Behringer Harvard Opportunity REIT I, Inc.

Dated: August 13, 2013	By:	/s/ Andrew J. Bruce
Andrew J. Bruce
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2	Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on June 9, 2011)

3.3	Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)

3.4	First Amendment to the Amended and Restated Bylaws of the Registrant (previously filed and incorporated by reference to Form 8-K filed on January 24, 2012)

10.1*	Third Amended and Restated Advisory Management Agreement between the Registrant and Behringer Harvard Opportunity Advisors I, LLC dated May 15, 2013.

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certification

32.2*(1)	Section 1350 Certification

101(2)

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 13, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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