Form 10-Q
period 2013-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2013-11-14
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended September 30, 2013

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Real estate
Land and improvements, net	$72,843	$73,160
Buildings and improvements, net	164,029	169,081
Real estate under development	300	9,310
Total real estate	237,172	251,551

Condominium inventory	6,069	6,464
Assets associated with real estate held for sale	—	19,854
Cash and cash equivalents	36,400	34,825
Restricted cash	8,538	5,756
Accounts receivable, net	7,670	8,278
Prepaid expenses and other assets	1,020	2,589
Investments in unconsolidated joint ventures	17,075	19,259
Furniture, fixtures and equipment, net	2,493	3,756
Deferred financing fees, net	1,579	2,168
Lease intangibles, net	5,405	5,635
Other intangibles, net	5,810	6,317
Total assets	$329,231	$366,452
Liabilities and Equity
Notes payable	$140,585	$138,863
Note payable to related parties	—	1,500
Accounts payable	1,693	1,370
Payables to related parties	596	1,434
Acquired below-market leases, net	1,536	1,847
Accrued and other liabilities	21,879	18,919
Obligations associated with real estate held for sale	—	28,927
Total liabilities	166,289	192,860

Commitments and contingencies	—	—

Equity

Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at September 30, 2013 and December 31, 2012	6	6
Additional paid-in capital	505,167	505,167
Accumulated distributions and net loss	(344,677)	(328,285)
Accumulated other comprehensive loss	(70)	(4,660)
Total Behringer Harvard Opportunity REIT I, Inc. equity	160,426	172,228
Noncontrolling interest	2,516	1,364
Total equity	162,942	173,592
Total liabilities and equity	$329,231	$366,452
See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Rental revenue	$5,020	$6,882	$15,775	$20,334
Hotel revenue	9,060	1,737	22,378	3,672
Condominium sales	—	1,655	409	8,491
Total revenues	14,080	10,274	38,562	32,497

Expenses
Property operating expenses	2,268	3,138	8,405	7,612
Hotel operating expenses	6,924	1,434	17,103	3,783
Bad debt expense	(17)	64	1,714	220
Cost of condominium sales	—	1,654	417	8,509
Condominium inventory impairment	—	—	—	438
Interest expense	2,481	2,774	7,306	8,223
Real estate taxes	873	967	2,956	2,750
Impairment charge	119	—	119	—
Provision for loan losses	—	—	—	12,022
Property management fees	505	266	1,280	757
Asset management fees	553	710	1,741	2,202
General and administrative	1,076	1,352	4,248	4,997
Depreciation and amortization	2,968	3,342	9,619	9,566

Total expenses	17,750	15,701	54,908	61,079

Interest income	12	17	42	37
Other income, net	(87)	(45)	(60)	654
Loss from continuing operations before income taxes and equity in losses of unconsolidated joint ventures	(3,745)	(5,455)	(16,364)	(27,891)
Reorganization items, net	(29)	(507)	(152)	(567)
Provision for income taxes	(46)	(35)	(110)	(132)
Equity in losses of unconsolidated joint ventures	(3,113)	(623)	(2,699)	(4,370)
Loss from continuing operations	(6,933)	(6,620)	(19,325)	(32,960)

Income from discontinued operations	—	4,403	3,890	6,232

Gain on sale of real estate	—	—	95	—
Net loss	(6,933)	(2,217)	(15,340)	(26,728)
Add: Net loss attributable to the noncontrolling interest
Continuing operations	137	164	407	2,631
Discontinued operations	—	108	(1,459)	348
Net loss attributable to common shareholders	$(6,796)	$(1,945)	$(16,392)	$(23,749)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500	56,500

Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.12)	$(0.11)	$(0.33)	$(0.54)
Discontinued operations	—	0.08	0.04	0.12
Basic and diluted loss per share	$(0.12)	$(0.03)	$(0.29)	$(0.42)

Amounts attributable to common shareholders:
Continuing operations	$(6,796)	$(6,456)	$(18,823)	$(30,329)
Discontinued operations	—	4,511	2,431	6,580
Net loss attributable to common shareholders	$(6,796)	$(1,945)	$(16,392)	$(23,749)

Comprehensive loss
Net loss	$(6,933)	$(2,217)	$(15,340)	$(26,728)
Other comprehensive income (loss):
Foreign currency translation loss (gain)	866	222	999	(454)
Unrealized loss on interest rate derivatives	—	(7)	—	13
Reclassifications to net income:
Unrealized foreign currency translation loss	—	—	3,624	—
Unrealized loss on interest rate derivatives	22	—	67	—
Total other comprehensive income (loss)	888	215	4,690	(441)
Comprehensive loss	(6,045)	(2,002)	(10,650)	(27,169)
Comprehensive loss attributable to noncontrolling interest	137	322	(1,149)	3,040
Comprehensive loss attributable to common shareholders	$(5,908)	$(1,680)	$(11,799)	$(24,129)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share amounts)
(Unaudited)

						Accumulated	Accumulated
	Convertible Stock		Common Stock		Additional	Distributions	Other
	Number of	Par	Number of	Par	Paid-In	and	Comprehensive	Noncontrolling	Total
	Shares	Value	Shares	Value	Capital	Net Loss	Income (Loss)	Interest	Equity
Balance at January 1, 2012	1,000	$—	56,500,472	$6	$502,743	$(275,509)	$(4,890)	$7,593	$229,943
Net loss	—	—	—	—	—	(23,749)	—	(2,979)	(26,728)
Contributions from noncontrolling interest	—	—	—	—	—		—	37	37
Other comprehensive income:
Foreign currency translation gain (loss)	—	—	—	—	—	—	(393)	(61)	(454)
Unrealized gains on interest rate derivatives	—	—	—	—	—	—	13	—	13
Balance at September 30, 2012	1,000	$—	56,500,472	$6	$502,743	$(299,258)	$(5,270)	$4,590	$202,811
Balance at January 1, 2013	1,000	$—	56,500,472	$6	$505,167	$(328,285)	$(4,660)	$1,364	$173,592
Net loss	—	—	—	—	—	(16,392)		1,052	(15,340)
							—
Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	902	97	999
Reclassification of unrealized foreign currency translation loss to net income	—	—	—	—	—	—	3,624	—	3,624
Reclassification of unrealized loss on interest rate derivatives to net income	—	—	—	—	—	—	64	3	67
Balance at September 30, 2013	1,000	$—	56,500,472	$6	$505,167	$(344,677)	$(70)	$2,516	$162,942

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(15,340)	$(26,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,483	12,028
Amortization of deferred financing fees	589	1,233
Loss on early extinguishment of debt	—	1,379
Gain on casualty loss	—	(38)
Gain on troubled debt restructuring	(8,132)	—
Gain on sale of real estate	(95)	(12,039)
Foreign currency translation loss	3,624	—
Impairment charge	424	1,701
Provision for loan losses	—	12,022
Bad debt expense	1,603	328
Equity in losses of unconsolidated joint ventures	2,699	4,370
Loss on derivatives	68	—
Change in operating assets and liabilities:
Accounts receivable	(500)	(3,130)
Condominium inventory	395	8,114
Prepaid expenses and other assets	2,023	1,159
Accounts payable	(788)	870
Accrued and other liabilities	2,325	2,756
Payables to related parties	(801)	(3,211)
Lease intangibles	(984)	(1,862)
Cash used in operating activities	(3,407)	(1,048)

Cash flows from investing activities:
Proceeds from sale of real estate	29,034	111,199
Proceeds from sale of unconsolidated joint venture	—	12,384
Capital expenditures for real estate under development	—	(3,576)
Additions of property and equipment	(1,910)	(1,130)
Change in restricted cash	(2,782)	415
Cash assumed from conversion of loan to equity	—	11
Net assets consolidated from hotel operations	143	—
Investment in notes receivable	—	(2,024)
Cash provided by investing activities	24,485	117,279

Cash flows from financing activities:
Financing costs	—	(1,228)
Premium paid on extinguishments of debt	—	(982)
Proceeds from notes payable	2,945	50,267
Payments on related parties note payable	(1,500)	—
Payments on notes payable	(20,940)	(89,021)
Net borrowings (repayments) on senior secured revolving credit facility	—	(37,463)
Contributions from noncontrolling interest holders	—	38
Cash used in financing activities	(19,495)	(78,389)

Effect of exchange rate changes on cash and cash equivalents	(8)	15

Net change in cash and cash equivalents	1,575	37,857
Cash and cash equivalents at beginning of the year	34,825	13,503
Cash and cash equivalents at end of the period	$36,400	$51,360
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

We operate commercial real estate and real estate-related assets located in and outside the United States on an opportunistic basis.  In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction, including multifamily properties.  As of September 30, 2013, we wholly owned five properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  In addition, we are the mezzanine lender for one multifamily property.  We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or its subsidiaries thereof.  Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet and condensed consolidated statement of equity as of September 30, 2013, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of equity and cash flows for the nine months ended September 30, 2013 and 2012 have not been audited by our independent registered public accounting firm.  In the opinion of

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of September 30, 2013 and our condensed consolidated results of operations, equity, and cash flows for the periods ended September 30, 2013 and 2012.  Such adjustments are normal and recurring in nature.

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

Real Estate

We amortize the value of in-place leases acquired to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of September 30, 2013, the estimated remaining useful lives for acquired lease intangibles range from less than 1 year to approximately 10 years.

Anticipated amortization expense associated with the acquired lease intangibles and acquired other intangible assets for each of the following five years as of September 30, 2013 is as follows (in thousands):

Lease / Other Intangibles
October 1, 2013 - December 31, 2013	$141
2014	333
2015	312
2016	300
2017	300

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows ($ in thousands):

	Buildings and	Land and	Lease	Acquired Below-Market	Other
September 30, 2013	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$208,882	$74,170	$12,980	$(3,929)	$10,439
Less: depreciation and amortization	(44,853)	(1,327)	(7,575)	2,393	(4,629)

Net	$164,029	$72,843	$5,405	$(1,536)	$5,810

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Buildings and	Land and	Lease	Acquired Below-Market	Other
December 31, 2012	Improvements	Improvements	Intangibles	Leases	Intangibles
Cost	$209,011	$74,256	$13,099	$(3,929)	$10,438
Less: depreciation and amortization	(39,930)	(1,096)	(7,464)	2,082	(4,121)

Net (1)	$169,081	$73,160	$5,635	$(1,847)	$6,317

_________________________________
(1)        Excludes Becket House, which was sold on April 5, 2013 (classified as held for sale at December 31, 2012)

Condominium Inventory

Condominium inventory is stated at the lower of cost or fair market value and consists of land acquisition costs, land development costs, construction costs, interest, and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At September 30, 2013 and December 31, 2012, condominium inventory consisted of $6.1 million and $6.5 million, respectively, of finished units related to our condominiums at Chase — The Private Residences.

There were no impairment charges related to our condominium inventory for the nine months ended September 30, 2013.  As a result of our evaluations in the first quarter of 2012, we recognized a non-cash charge of $0.4 million during the nine months ended September 30, 2012 to reduce the carrying value of condominiums at Chase-The Private Residences to current market prices.  The non-cash charge is classified as condominium inventory impairment charges in the accompanying condensed consolidated statement of operations.  During the fourth quarter of 2012, as a result of the continuing lack of demand for condominium development, we evaluated our work in progress related to The Lodge and Spa at Cordillera (“Cordillera”) condominium development.  As it is unlikely we will invest additional funds to restart the condominium development project, we determined that the investment property should be reclassified as land inventory.

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

Accounts Receivable

Accounts receivable primarily consist of straight-line rental revenue receivables of $6.2 million and $6.8 million as of September 30, 2013 and December 31, 2012, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $3.8 million and $1.8 million as of September 30, 2013 and December 31, 2012, respectively.  The allowance for doubtful accounts was $2.4 million and $0.2 million as of September 30, 2013 and December 31, 2012, respectively.

Reorganization Expense

Reorganization items are expense or income items that were incurred or realized by the BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC as a result of the 2012 restructuring and are presented separately in the condensed consolidated statements of operations and comprehensive loss.

Investment Impairment

For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions.  Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions.  The Company’s Chief Financial Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the investment.  We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

The value of our properties held for development depends on market conditions, including estimates of the project start date, as well as estimates of future demand for the property type under development.  We have analyzed trends and other information related to each potential development and incorporated this information, as well as our current outlook, into the assumptions we use in our impairment analysis.  Due to the judgment and assumptions applied in the estimation process with respect to impairments, including the fact that limited market information regarding the value of comparable land exists at this time, it is possible actual results could differ substantially from those estimated.

We believe the carrying value of our operating real estate assets, properties under development, investments in unconsolidated joint ventures, and notes receivable is currently recoverable.  In the third quarter of 2013, our unconsolidated joint venture recorded impairment charges of $5.9 million. Our portion of the impairment charge is $2.8 million which was recorded in equity in losses of unconsolidated joint ventures in the Company’s statement of operations. However, if market conditions worsen beyond our current expectations, or if our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease or our expected hold periods decrease, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets.  Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.

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

Reclassification

To conform to the current year presentation, which presents hotel operating expense as a separate component of property operating expense on our condensed consolidated statements of operations and comprehensive income due to the acquisition of the Chase Park Plaza hotel operations, we reclassified $1.4 million and $3.8 million from property operating expense to hotel operating expense for the three and nine months ended September 30, 2012, respectively.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively.  Our adoption of this ASU in the first quarter of 2013 did not materially change the presentation of our condensed consolidated financial statements.

In February 2013, the FASB issued updated guidance for the measurement and disclosure of obligations. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for the first interim or annual period beginning on or after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our financial statements or disclosures.
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

Recurring Fair Value Measurements

Currently, we use interest rate cap to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2013 and December 31, 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following fair value hierarchy table presents information about our assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 ($ in thousands):

September 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$1	$—	$1

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$2	$—	$2

Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet.

Nonrecurring Fair Value Measurements

During the first quarter of 2013, we recorded non-cash impairment charges of $0.3 million in discontinued operations related to a reduction in the fair value of the Becket House leasehold interest based upon the final negotiated sales price.  On April 5, 2013, we sold Becket House and the lender accepted the sales proceeds as full satisfaction of the outstanding debt.  During the third quarter of 2013, we recorded non-cash impairment charges of $0.1 million in continuing operations related to 4950 S. Bowen Road land based upon the sale price. The sale was completed on October 22, 2013.

For the year ended December 31, 2012, we recognized the following adjustments.  We recognized condominium inventory impairment charges of $11.7 million and $0.4 million related to Cordillera and Chase—The Private Residences, respectively.  We also recorded a $7.3 million impairment charge related to Rio Salado based upon a signed purchase and sale agreement.  We recorded a $12 million provision for loan loss related to our notes receivable from Royal Island to reduce the note to the underlying collateral value.  We recorded an impairment charge of $1.3 million related to our Bent Tree Green office

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

building, which was determined based on the expected sale price specified in the executed sale agreement.  The Bent Tree Green property was sold during 2012, and accordingly, this charge has been reclassified to discontinued operations in the accompanying consolidated statement of operations and other comprehensive loss for the year ended December 31, 2012.

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

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the period presented ($ in thousands):

As of September 30, 2013	Level 1	Level 2		Level 3		Total Fair Value		Gain / (Loss)(1)
Assets
Land and improvements, net	$—	$1,523	—	$—		$1,523		$(119)

As of December 31, 2012	Level 1	Level 2		Level 3		Total Fair Value		Gain / (Loss)(2)
Assets
Real estate under development	$—	$9,150	(3)	$—		$9,150		$(7,289)
Condominium inventory (work in progress)	—	—		1,150	(4)	1,150		(11,723)
Condominium inventory (finished units)	—	—		13,120		13,120		(438)
Note receivable, net	—	—		18,037		18,037	(5)	(12,249)	(6)
	$—	$9,150		$32,307		$41,457		$(31,699)

_________________________________
(1) Excludes $0.3 million in impairment losses included in discontinued operations for Becket House that was disposed of as of September 30, 2013.

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

(5)  On June 6, 2012, we consolidated Royal Island.  As a result, the note receivable between the Company and Royal Island was eliminated as an intercompany transaction.

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

________________________________
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

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2013.

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

As of September 30, 2013 and December 31, 2012, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

The notes payable totaling $140.6 million as of September 30, 2013 and $164.2 million including the loan secured by Becket House (classified as held for sale) as of December 31, 2012, have a fair value of approximately $139.6 million and $163.8 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain.  Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets.  The fair value of the notes payable is categorized as a Level 2 basis.  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities.  The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

The fair value estimates presented herein are based on information available to our management as of September 30, 2013 and December 31, 2012.  Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.                                      Real Estate Investments

As of September 30, 2013, we wholly owned five properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

The following table presents certain information about our consolidated properties as of September 30, 2013:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006
4950 S. Bowen Road (1)	Arlington, Texas	—	land	100%	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2008
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	95%	2006
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	94%	2007
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, and restaurant)	100%	2007
Royal Island (2)	Commonwealth of Bahamas	—	land and planned development	87%	2012

_________________________________

(1) On October 22, 2013, 4950 S. Bowen Road was sold to an unaffiliated third party retaining the associated mineral rights.
(2) We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited.  A third party indirectly owns 12.71% of Royal Island.

We have recorded non-cash impairment charges within discontinued operations of approximately $0.3 million related to a reduction in the fair value of certain of our real estate assets during the nine months ending September 30, 2013.  See Note 4 Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements for additional information.

Hotel Operations

On February 19, 2013, we: (a) terminated the Chase Park Plaza hotel operating lease which we had entered into in December 2006 with Kingsdell, L.P., a 5% limited partner of our Chase Park Plaza joint venture; (b) formed a wholly owned entity to lease the hotel; (c) terminated CWE Hospitality Services, LLC as the hotel’s management company; and (d) engaged an unaffiliated third party management company to manage the hotel.  As a result of the operational changes, effective February 19, 2013, we fully consolidate the operations of the hotel in our financial statements.

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

________________________________
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

Chase Park Plaza Hotel contributed a net loss of $0.5 million to our consolidated statements of operations for the period from February 19, 2013 through September 30, 2013.  The following unaudited pro forma summary presents financial information as if the hotel operations had been consolidated on January 1, 2012 ($ in thousands):

	Pro Forma for the Three Months Ended September 30,		Pro Forma for the Nine Months Ended September 30,
	2013	2012	2013	2012
Rental revenue	$5,020	$5,004	$14,773	$14,694
Hotel revenue	$9,060	$8,309	$25,036	$23,052
Property operating expenses	$2,268	$3,038	$8,405	$7,293
Hotel operating expenses	$6,924	$5,684	$19,343	$17,301
Bad debt expense	$(17)	$—	$458	$1,256	(1)
Net income (loss)	$(6,933)	$(1,642)	$(14,667)	$(27,443)
Net income (loss) per share	$(0.12)	$(0.03)	$(0.26)	$(0.49)

______________________________
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

4950 S. Bowen Road

On October 22, 2013, we sold our 40 acres of 4950 S. Bowen Road land, retaining the associated mineral rights, to an unrelated third party for $1.6 million and recorded an impairment of $0.1 million on the sale of real estate.

Investments in Unconsolidated Joint Ventures

The following table presents certain information about our unconsolidated investments as of September 30, 2013 and December 31, 2012 ($ in thousands):

		Carrying Value of Investment
Property Name	Ownership Interest (1)	September 30, 2013	December 31, 2012
Central Europe Joint Venture	47.01%	$17,075	$19,259

_________________________________
(1) Effective January 1, 2013, ownership interest changed from 47.27% to 47.01% due to additional contributions made to the joint venture by the other partner.

Our investments in unconsolidated joint ventures as of September 30, 2013 and December 31, 2012 consisted of our proportionate share of the combined assets and liabilities of our investment properties shown at 100% as follows: ($ in thousands):

	September 30, 2013	December 31, 2012
Real estate assets, net	$107,817	$114,590
Cash and cash equivalents	3,588	3,856
Other assets	1,893	2,020
Total assets	$113,298	$120,466

Notes payable	$81,964	$83,696
Other liabilities	2,947	2,924
Total liabilities	84,911	86,620

Equity	28,387	33,846
Total liabilities and equity	$113,298	$120,466

Our equity in earnings and losses from these investments is our proportionate share of the combined earnings and (losses) of our unconsolidated joint ventures for the three and nine months ended September 30, 2013 and 2012 shown at 100% as follows ($ in thousands):

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (1)	2013	2012 (1)
Revenue	$2,668	$2,917	$8,484	$9,108

Operating expenses:
Operating expenses	708	679	2,139	3,914
Property taxes	80	74	239	(199)
Total operating expenses	788	753	2,378	3,715

Operating income	1,880	2,164	6,106	5,393

Non-operating expenses:
Depreciation and amortization	1,162	1,190	3,629	3,941
Impairment charges	5,913	—	5,913	2,607
Interest and other, net (2)	1,429	2,293	2,306	11,961
Total non-operating expenses	8,504	3,483	11,848	18,509

Net income (loss)	$(6,624)	$(1,319)	$(5,742)	$(13,116)

Equity in earnings (losses) of unconsolidated joint ventures (2)	$(3,113)	$(623)	$(2,699)	$(4,370)
________________________________

(1) Includes the activity related to Royal Island for the period prior to June 6, 2012, when we began consolidating the operations of Royal Island and the activity for Santa Clara 800 which was sold on May 4, 2012.
(2) Company’s share of net earnings and (losses).

Held for Sale

We had one property, Becket House, classified as held for sale at December 31, 2012.  See note 13 for more details.

7.                          Notes Payable

The following table sets forth our notes payable of the properties we consolidate at September 30, 2013 and December 31, 2012 ($ in thousands):

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Notes Payable as of			Interest	Maturity
Description	September 30, 2013		December 31, 2012	Rate	Date
BHFS II, LLC	$7,110		$7,180	30-day LIBOR + 3%(1)	02/01/18 (2)
BHFS III, LLC	6,382	(3)	6,395	30-day LIBOR + 3%(1)	02/01/18 (2)
BHFS IV, LLC	13,258		13,388	30-day LIBOR + 3%(1)	02/01/18 (2)
BHFS Theatre, LLC	4,962		4,632	30-day LIBOR + 3%(1)	2/1/2018
Chase Park Plaza Hotel and Chase - The Private Residences	49,061		49,354	30-day LIBOR + 6.75%(1)(4)	12/9/2014
Northborough Tower	19,730		20,105	5.67%	1/11/2016
Royal Island (5)	12,506		9,941	15.00%	10/10/2016
Northpoint Central	15,872		16,040	5.15%	5/9/2017
Las Colinas Commons	11,704		11,828	5.15%	5/9/2017
	$140,585		$138,863
Notes Payable included with Obligations related to real estate held for sale:
Becket House(6)	$—		$25,360
_________________________________
(1) 30-day London Interbank Offer Rate (“LIBOR”) was 0.181% at September 30, 2013.

(2) In March 2013, the loan agreement was amended to extend the maturity date from December 27, 2017 to February 1, 2018.

(3) In March 2013, the loan amount was increased by approximately $0.1 million for costs incurred by the lender.

(4) LIBOR interest rate subject to floor of 0.75%.

(5) Effective February 2013, the lenders increased the amount available to draw on the loan from $10.4 million to $11.6 million and in June 2013, the lenders further increased the amount available to draw to $12.4 million and in October 2013, the lenders further increased the amount available to $12.5 million.

(6) The Becket House loan consisted of three loans.  As of December 31, 2012, the loan was classified as obligations associated with real estate held for sale on the condensed consolidated balance sheet.  On April 5, 2013, we sold our Becket House leasehold interest and the lender accepted the sale proceeds as full settlement of the outstanding debt.

Our notes payable balance was $140.6 million as of September 30, 2013 and $164.2 million, including the loan secured by Becket House (classified as held for sale) as of December 31, 2012, and consisted of borrowings of debt related to our property acquisition and loan assumptions.

Each of our notes payable is collateralized by one or more of our properties.  At September 30, 2013, our notes payable interest rates ranged from 3.2% to 15%, with a weighted average interest rate of approximately 6.5%.  Of our $140.6 million in notes payable at September 30, 2013, $80.8 million represented debt subject to variable interest rates.  At September 30, 2013, our notes payable had maturity dates that ranged from December 2014 to February 2018.  We have unconditionally guaranteed payment of the notes payable related to the five loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS notes payable balance at September 30, 2013 total $31.7 million.

The Becket House loan matured on December 31, 2012.  On April 5, 2013, we sold the Becket House leasehold interest, and the lender accepted the sale proceeds as full satisfaction of the outstanding debt.  As of December 31, 2012, the Becket House loan was classified as obligations associated with real estate held for sale on the condensed consolidated balance sheet.

The following table summarizes our aggregate contractual obligations for principal as of September 30, 2013 ($ in thousands):

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Principal Payments Due:
October 1, 2013 - December 31, 2013	$304
2014	50,327
2015	1,335
2016	32,005
2017	26,761
Thereafter	29,455
Unamortized premium	398

$140,585

8.                          Derivative Instruments and Hedging Activities

We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  Our hedging strategy of entering into interest rate caps and swaps, therefore, is to eliminate or reduce, to the extent possible, the volatility of cash flows.

Derivative instruments classified as assets were reported at their combined fair values of less than $0.1 million in prepaid expenses and other assets at September 30, 2013 and December 31, 2012.  We had no derivative instruments classified as liabilities as of September 30, 2013 or December 31, 2012.  During the three months ended September 30, 2013 and 2012, we recorded a reclassification of unrealized loss to interest expense of less than $0.1 million and unrealized gain of less than $0.1 million to other comprehensive income (“OCI”) in our statement of equity to adjust the carrying amount of the interest rate caps qualifying as non-hedges at September 30, 2013 and as hedges at September 30, 2012. During the nine months ended September 30, 2013 and 2012, we recorded a reclassification of unrealized loss to interest expense of less than $0.1 million and unrealized gain of less than $0.1 million to OCI in our statement of equity to adjust the carrying amount of the interest rate caps qualifying as non-hedges at September 30, 2013 and as hedges at September 30, 2012.

The following table summarizes the notional values of our derivative financial instruments as of September 30, 2013.  The notional values provide an indication of the extent of our involvement in these instruments at September 30, 2013, but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value (in thousands)	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Not Designated as Hedging Instrument
Interest rate cap - Chase Park Plaza Hotel and Chase - The Private Residences	$59,000	3.0%	December 9, 2014	$1

The table below presents the fair value of our derivative financial instruments, as well as their classification on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 ($ in thousands).

		Asset Derivatives
Derivatives not designated as hedging instruments:	Balance Sheet Location	Fair Value at September 30, 2013	Fair Value at December 31, 2012
Interest rate derivative contracts	Prepaid expenses and other assets	$1	$2

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations as of September 30, 2013 and 2012 ($ in thousands).

	Derivatives in Cash Flow Hedging Relationships
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Interest rate	$(7)	$13

	Derivatives in Cash Flow Hedging Relationships
	Amount of Loss Reclassified from OCI into Income (Effective Portion)
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Interest rate	$(3)	$(71)

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss (1)
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Interest rate	$(22)	$(67)

(1)         Amounts included in interest expense.  For the three months and nine months ending September 30, 2013, reclassification out of OCI for $22 thousand and $67 thousand, respectively, was due to all derivatives being designated as non-hedging instruments as of January 1, 2013 compared to being designated as hedging instruments as of December 31, 2012.

Credit risk and collateral

Our credit exposure related to interest rates is represented by the fair value of contracts with a net liability fair value at the reporting date.  These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  However, we have not experienced any credit loss as a result of counterparty nonperformance in the past.  To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty.  Under our agreement with the counterparty related to our interest rate caps of Chase Park Plaza Hotel and Chase — The Private Residences, cash deposits may be required to be posted by the counterparty whenever its credit rating falls below certain levels.  At September 30, 2013, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.

9.         Commitments and Contingencies

In connection with our investment in the Frisco Square property, we are responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation will be reduced by 0.5% and will be terminated at $225 million of real property values.   At September 30, 2013, the total outstanding Bond Obligation was $5.6 million.

Although, as described above, we are ultimately responsible for half of the bond debt service, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  The annual bond debt service assessed by the POA, is approximately $491,000.  We expensed approximately $0.2 million based upon our estimate of our pro rata share, which is included in the accompanying condensed consolidated statements of operations and other comprehensive loss for the nine months ended September 30, 2013.

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

Also on February 19, 2013, Chase Park Plaza Hotel, LLC (“CPPH”), a 95% owned subsidiary of the Company that owns the Chase Park Plaza Hotel, filed a Motion for a Temporary Restraining Order, Preliminary and Permanent Injunction in the Circuit Court of the City of St. Louis, State of Missouri against James L. Smith, Francine V. Smith, Marcia Smith Niederinghaus, Kingsdell L.P. and CWE Hospitality Services, LLC (collectively, the “Smith Defendants”) requesting the Court remove the Smith Defendants from the property and enjoin them from interfering with Plaintiff and the Hotel.  The Temporary Restraining Order was granted on February 19, 2013 and is in place until such time as a party schedules it for hearing (if at all).

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

During the three and nine months ended September 30, 2013, Behringer Harvard Opportunity Advisors I received an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate related assets.  The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  During the three and nine months ended September 30, 2012, the asset management fee equaled 0.60% of the aggregate asset value of acquired real estate and real estate related assets.  For the three months ended September 30, 2013 and 2012, we incurred $0.6 million and $0.8 million, respectively, of asset management fees.  For the nine months ended September 30, 2013 and 2012, we incurred $1.8 million and $2.6 million, respectively, of asset management fees.  Amounts include asset management fees which were classified to discontinued operations for our held for sale property and our disposed properties.

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment.   For the three and nine months ended September 30, 2013, there were no acquisition and advisory fees.  For the three and nine months ended September 30, 2012, we incurred less than $0.1 million in acquisition and advisory fees.

Under the advisory management agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount.  We did not incur any debt financing fees for the three and nine months ended September 30, 2013.  We incurred $0.2 million in debt financing fees for the nine months ended September 30, 2012.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  The salaries and benefits that we reimburse to our Advisor exclude the salaries and benefits that our Advisor or its affiliates may pay to our named executive officers.  For the three months ended September 30, 2013 and 2012, we incurred costs for administrative services of $0.2 million and $0.5 million, respectively.  For the nine months ended September 30, 2013 and 2012, we incurred costs for administrative services of $0.9 million and $1.4 million, respectively.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and construction supervision of our properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  For the three months ended September 30, 2013 and 2012, we incurred property management fees or oversight fees of $0.3 million and $0.2 million, respectively.  For the nine months ended September 30, 2013 and 2012, we incurred property management fees or oversight fees of $0.7 million and $0.6 million, respectively.

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

At September 30, 2013, we had a payable to our Advisor and its affiliates of $0.8 million.  This balance consists of accrued and deferred fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.  At December 31, 2012, we had a payable to our Advisor and its affiliates of $2.9 million.

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

11.          Supplemental Cash Flow Information

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Supplemental cash flow information is summarized below ($ in thousands).

	Nine months ended September 30,
	2013	2012
Supplemental disclosure:
Interest paid, net of amounts capitalized	$9,852	$8,761
Reorganization expenses paid	$720	$562
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$146	$48
Capital expenditures for real estate under development in accounts payable and accrued liabilities	$—	$(7)
Amortization of deferred financing fees in properties under development	$—	$33
Consolidation of hotel operations with no consideration paid:
Assets consolidated	$(2,649)	$—
Liabilities consolidated	$2,649	$—

12.          Discontinued Operations and Real Estate Held for Sale

As of December 31, 2012, we had one consolidated joint venture property classified as held for sale which was sold on April 5, 2013.

The following table summarizes the disposition of our properties during 2012 and 2013 ($ in millions).

Property Name	Date of Disposition	Contract Sales Price
Santa Clara 700/750 Joint Venture	May 18, 2012	$47.8
Tanglewood at Voss	May 29, 2012	$52.5
5000 S. Bowen Road	August 16, 2012	$25.9
Bent Tree Green	October 16, 2012	$12.0
Becket House	April 5, 2013	$19.8
Rio Salado	May 28, 2013	$9.3
4950 S. Bowen Road	October 22, 2013	$1.6

We have classified the results of operations for these properties into discontinued operations except for Rio Salado and 4950 S. Bowen Road in the condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012 and summarized in the following table ($ in thousands):

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental revenue	$—	$1,291	$429	$8,333

Expenses
Property operating expenses	—	562	189	2,131
Bad debt expense	—	50	(111)	108
Interest expense	—	852	634	4,462
Real estate taxes	—	57	(9)	1,156
Impairment charge	—	1,263	305	1,263
Property management fees	—	47	23	282
Asset management fees	—	50	16	414
Depreciation and amortization	—	541	—	2,945
Total expenses	—	3,422	1,047	12,761

Realized loss on currency translation (1)	—	—	(3,624)	—
Loss on early extinguishment of debt (2)	—	(1,379)	—	(1,379)
Gain on troubled debt restructuring (1)	—	—	8,132	—
Gain on sale of real estate property	—	7,913	—	12,039
Income from discontinued operations	$—	$4,403	$3,890	$6,232

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

25
13. Subsequent Events
On October 22, 2013, we sold our 40 acres of 4950 S. Bowen Road land, retaining the associated mineral rights, to an unaffiliated third party for $1.6 million and recorded an impairment of $0.1 million on the sale of real estate.

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 28, 2013, and the factors described below:

·                  market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

·                  the availability of cash flow from operating activities for capital expenditures;

·                  our level of debt and the terms and limitations imposed on us by our debt agreements;

·                  the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

·                  the need to invest additional equity in connection with debt financings as a result of reduced asset values and requirements to reduce overall leverage;

·                  future increases in interest rates;

·                  our ability to raise capital in the future by issuing additional equity or debt securities, selling our assets or otherwise;

·                  our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

·                  impairment charges;

·                  conflicts of interest arising out of our relationships with our advisor and its affiliates;

·                  unfavorable changes in laws or regulations impacting our business or our assets; and

·                  factors that could affect our ability to qualify as a real estate investment trust.

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

As of September 30, 2013, we wholly owned five properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our condensed consolidated financial statements.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.

Liquidity and Capital Resources

Strategic Asset Sales

On April 5, 2013, we sold our Becket House leasehold interest.  We recorded an $8.1 million gain on troubled debt restructuring and a $3.6 million realized loss on currency translation in discontinued operations.  The lender accepted the net sales proceeds as full satisfaction of the debt.  On May 28, 2013, we sold Rio Salado to an unrelated third party for $9.3 million and recorded a gain on sale of real estate of $0.1 million.  On October 22, 2013, we sold our 40 acres of 4950 S. Bowen Road land for $1.6 million.  The remaining operating properties are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process.  As the properties stabilize, they may require additional time and capital resources to lease up vacancy, retain key tenants, create value through reinvestment, or sell land parcels before their ultimate disposition.  We have three remaining condominium units at the Chase Park Plaza project, including the unfinished penthouse unit.  On October 28, 2013, we sold one of the three remaining condominium units. Our portfolio also consists of three development projects and one note receivable, and a final exit is contingent upon a stabilized economy and resurgent demand for the respective product types.  It is possible that we will invest enough additional capital in some of these sites to make them attractive to market to other developers rather than completing the original development plan.  However, there can be no assurance that future dispositions will occur as planned, or, if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.

Liquidity Demands

The primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity.  Our cash balance at September 30, 2013 is $36.4 million.  The U.S., European, and global economies continue to experience the effects of the significant downturn that began more than four years ago.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence, weaken financial institutions and adversely impact unemployment rates.  The disposal of our properties will be subject to these economic factors, including the ability of potential purchasers to access debt capital financing.

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

On March 29, 2011, we obtained a $2.5 million loan from our Advisor to bridge our liquidity needs.  The $2.5 million loan bore interest at a rate of 5% and had a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement or (iii) the termination without cause of the property management agreement.  On March 25, 2013, we fully paid the loan and accrued interest.  The balance on the loan at September 30, 2013 and December 31, 2012 was zero and $1.5 million, respectively.

The operating costs of our Royal Island property are currently funded through the property’s loan facility. The initial loan had an availability to draw of $10.4 million. In February 2013, June 2013, and October 2013, the lenders increased the amount available to draw on the loan to $11.6 million, $12.4 million and $12.5 million, respectively. As of September 30, 2013, we had drawn the total amount available under the loan of $12.5 million. While the lenders may continue to increase the loan amount to protect their interests as we explore the development or sale of this property, there can be no assurance that the lenders will continue to fund the operating costs.
We continually evaluate our liquidity and ability to fund future operations and debt obligations (See note 7 Notes Payable in the Notes to Unaudited Condensed Consolidated Financial Statements for more details).  As part of those analyses, we consider lease expirations and other factors.  Leases representing 9.2% of our annualized base rent and 17.6% of our rentable square footage (effective annual rent per square foot of $13) will expire by the end of 2013.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or is unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period.  Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  As of September 30, 2013, 35.3% and 53.2% of our 2013 contractual base rental income of our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights was derived from tenants in Texas and Missouri, respectively.

Debt Financings

One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2013.  The table does not represent any extension options ($ in thousands).

	Payments Due by Period(1)
	2013	2014	2015	2016	2017	After 2017	Total
Principal payments - fixed rate debt	$184	$361	$814	$31,458	$26,187	$—	$59,004
Interest payments - fixed rate debt	1,113	4,423	4,380	3,053	564	—	13,533
Principal payments - variable rate debt	120	49,966	520	547	575	29,455	81,183
Interest payments - variable rate debt (based on rates in effect as of September 30, 2013)	1,185	4,742	995	981	960	161	9,024
Total	$2,602	$59,492	$6,709	$36,039	$28,286	$29,616	$162,744
 _________________________________
(1)         Does not include approximately $0.4 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.

We have no scheduled maturities in the twelve months following September 30, 2013.  On April 5, 2013, we sold Becket House and the lender accepted the sales proceeds as full satisfaction of the outstanding debt.  In February 2013, Royal Island lenders increased the amount available to draw under the loan agreement from $10.4 million to $11.6 million, in June 2013, the lenders further increased the amount available to draw to $12.4 million and in October 2013, the lenders further increased the amount available to draw to $12.5 million.

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

Each of our loans is secured by one or more of our properties.  At September 30, 2013, interest rates on our notes payable ranged from 3.2% to 15%, with a weighted average interest rate of 6.5%.  Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity.  Notes payable associated with our Northborough Tower, Frisco Square, Las Colinas Commons, and Northpoint Central investments require monthly payments of both principal and interest.  At September 30, 2013, our notes payable had maturity dates that ranged from December 2014 to February 2018.

Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $36.4 million on our consolidated balance sheet as of September 30, 2013), operating cash flow from properties, new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties.  As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.

As of September 30, 2013, restricted cash on the condensed consolidated balance sheet of $8.5 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Market Outlook

Our financial and operating performance is dependent upon the demand for office, residential, retail, hotel and other commercial space in our markets, our leasing results, our cash requirements as well as our disposition and development activity. The sub-par economic conditions, both in the United States and Central Europe, could result in a reduction of the availability of financing and higher borrowing costs. These factors, coupled with ongoing dampened economic recovery, have reduced the volume of real estate transactions and created credit stresses on most businesses.

We have two projects in various stages of development, Royal Island and The Lodge and Spa at Cordillera.  We are continuing to evaluate whether to perform any further substantive development activities on these projects in the near term.  Our ability to develop is affected by market and other forces impacting the U.S. economy and the real estate industry as a whole and by the local economic conditions in the markets in which our properties are located, including the dislocations in the credit markets.  Tightened underwriting standards and risk adverse capital markets have resulted in less availability and increased cost of debt financing secured by commercial real estate.  These conditions have and may continue to materially affect the availability or the terms of financing that would be required to undertake these activities.
 We own a joint venture interest in a portfolio of Central European properties located in Czech Republic, Poland, Hungary, and Slovakia.  The Euro zone economics continue to struggle to gain any momentum from the recession.  New or renewed leases may be executed at reduced effective rents and vacancy rates may increase through the remainder of 2013 and possibly beyond as the current economic climate continues to negatively impact tenants. Approximately 34.7% of the Central Europe joint venture’s debt has matured or is maturing in 2013.  While the European lenders indicate a willingness to forbear or offer short-term extensions, we are seeing limited availability of new debt.
Results of Operations

As of September 30, 2013, we are invested in ten assets including five wholly-owned properties and three properties consolidated through investments in joint ventures.  In addition, we are the mezzanine lender for one multifamily property.  We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.

As of September 30, 2012, we were invested in 13 assets including six wholly-owned properties (including one asset classified as held for sale) and five properties consolidated through investments in joint ventures.  In addition, we were the mezzanine lender for one multifamily property. We also had noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties were located in Arizona, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, England, the Czech Republic, Poland, Hungary, and Slovakia.

Three months ended September 30, 2013 as compared to three months ended September 30, 2012 ($ in thousands)

Continuing Operations

Revenues.  Our total revenues increased by approximately $3.8 million to $14.1 million for the three months ended September 30, 2013.  The change in revenues was primarily due to:

·                  a decrease in rental revenue of $1.9 million to $5 million for the three months ended September 30, 2013 compared to $6.9 million for the three months ended September 30, 2012, is primarily due to the termination of the Chase Park Plaza Hotel operating lease with Kingsdell L.P on February 19, 2013 and the subsequent consolidation of the hotel operations.  As a result of the termination of the lease and subsequent consolidation, we ceased recognizing rental income related to the lease and began recognizing hotel revenue and hotel operating expenses in our condensed consolidated statements of operations and comprehensive loss (see below);

·                  an increase in hotel revenue of $7.3 million to $9.1 million for the three months ended September 30, 2013, due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013;

·                  a decrease in condominium sales of $1.7 million.  No condominium units were sold at Chase — The Private Residences in the three months ended September 30, 2013 as compared to three units sold during the three months ended September 30, 2012.

Property operating expenses.  Property operating expenses were approximately $2.3 million for the three months ended September 30, 2013 compared to $3.1 million for the three months ended September 30, 2012.  We began consolidating the operations of Royal Island effective June 6, 2012.  A decrease of $0.5 million is due primarily due to a reduction in salaries, insurance and other expenses at Royal Island as we have reduced operations.

Hotel operating expenses.  Hotel operating expenses were approximately $6.9 million for the three months ended September 30, 2013 compared to $1.4 million for the three months ended September 30, 2012.  Hotel operating expenses for the three months ended September 30, 2013 increased $5.5 million over the same period in 2012 due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013.

Bad debt expense.  Bad debt was a credit of less than $0.1 million for the three months ended September 30, 2013 compared to a charge of $0.1 million for the three months ended September 30, 2012.  The decrease was primarily due to reduction of reserve related to a tenant at Frisco Square.

Cost of condominium sales.  The decrease of cost of condominium sales relating to the sale of condominium units at Chase — The Private Residences was $1.7 million.  No condominium units sold were at Chase — The Private Residences during the three months ended September 30, 2013.  We sold three condominium units during the three months ended September 30, 2012.

Interest expense.  Interest expense for the three months ended September 30, 2013 was approximately $2.5 million as compared to approximately $2.8 million for the three months ended September 30, 2012.  Interest expense for Frisco Square and Rio Salado decreased approximately $0.4 million due to lower loan balances.  This decrease was partially offset by increases in interest expense related to Royal Island of $0.1 million due to a higher loan balance.

Property management fees.  Property management fees for the three months ended September 30, 2013 were approximately $0.5 million compared to approximately $0.3 million for the three months ended September 30, 2012.  The increase in property management fees was primarily due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013.

Asset management fees.  Asset management fees were approximately $0.6 million for the three months ended September 30, 2013 compared to $0.7 million for the three months ended September 30, 2012.  The fees decreased by $0.1 million primarily due to the changes in the advisory agreement effective January 1, 2013.  Under the amended agreement, the fee was reduced to an annual rate of 0.575% in 2013 as compared to 0.60% annual rate in 2012.  Additionally, under the amended advisory agreement no asset management fee was incurred related to Alexan Black Mountain and Royal Island for the three months ended September 30, 2013.

General and administrative.  General and administrative expense for the three months ended September 30, 2013 was approximately $1.1 million compared to approximately $1.4 million for the three months ended September 30, 2012.  The decrease in general and administrative expenses was primarily due to decrease in corporate overhead and auditing expense.

Depreciation and amortization.  Depreciation and amortization expense for the three months ended September 30, 2013 was approximately $3 million compared to approximately $3.3 million for the three months ended September 30, 2012.

Reorganization expenses.  During the three months ended September 30, 2013 and 2012, we recorded reorganization expense of less than $0.1 million and $0.5 million, respectively, related to the Frisco Square loan restructuring.

Equity in losses of unconsolidated joint ventures.  Equity in losses of unconsolidated joint ventures was $3.1 million for the three months ended September 30, 2013 compared to a loss of $0.6 million for the three months ended September 30, 2012.  During the three months ended September 30, 2013, Central Europe Joint Venture recorded a $5.9 million impairment. The Company's portion of the impairment was approximately $2.8 million, which was recorded in the Company's statement of operations through the equity in losses of unconsolidated joint ventures line item.

Nine months ended September 30, 2013 as compared to nine months ended September 30, 2012 ($ in thousands)

Continuing Operations

Revenues.  Our total revenues increased by approximately $6.1 million to $38.6 million for the nine months ended September 30, 2013.  The change in revenues was primarily due to:

·                  a decrease in rental revenue of $4.6 million to $15.8 million for the nine months ended September 30, 2013 compared to $20.3 million for the nine months ended September 30, 2012, is primarily due to the termination of the Chase Park Plaza Hotel operating lease with Kingsdell L.P on February 19, 2013 and the subsequent consolidation of the hotel operations.  As a result of the termination of the lease and subsequent consolidation, we ceased recognizing rental income related to the lease and began recognizing hotel revenue and hotel operating expenses in our condensed consolidated statements of operations and comprehensive loss (see below);

·                  an increase in hotel revenue of $18.7 million to $22.4 million for the nine months ended September 30, 2013, approximately $18.4 million of the increase is due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013;

·                  a decrease in condominium sales of $8.1 million to $0.4 million for the nine months ended September 30, 2013 compared to $8.5 million for the nine months ended September 30, 2012.  We sold one condominium unit at Chase — The Private Residences in the nine months ended September 30, 2013 as compared to 13 units sold during the nine months ended September 30, 2012.

Property operating expenses.  Property operating expenses were approximately $8.4 million for the nine months ended September 30, 2013 compared to $7.6 million for the nine months ended September 30, 2012.  We began consolidating the operations of Royal Island effective June 6, 2012.  Approximately $0.4 million of the increase was due to the recognition of nine months of property operating expenses for Royal Island for the nine months ending September 30, 2013 compared to approximately four months of property operating expenses for the same period ending September 30, 2012.  Additionally, during the nine months ended September 30, 2013, we incurred $0.9 million of expense for our allocated portion of a Frisco Plaza public improvement project constructed and owned by City of Frisco in accordance with the development agreement.  No such expense was incurred for the same period of 2012. This increase was partially offset by decreases of approximately $0.2 million in property operating expenses at Chase Park Plaza primarily due to a reduction of marketing and selling costs related to the condominium inventory.

Hotel operating expenses.  Hotel operating expenses were approximately $17.1 million for the nine months ended September 30, 2013 compared to $3.8 million for the nine months ended September 30, 2012.  Approximately $12.8 million of the increase is due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013.

Bad debt expense.  Bad debt was approximately $1.7 million for the nine months ended September 30, 2013, primarily due to the reservation of approximately $1.3 million related to the termination of the hotel operating lease between Kingsdell, L.P. and Chase Park Plaza Hotel.  Additionally, at Frisco Square, we reserved approximate $0.3 million related to the receivable for the portion of the Frisco Plaza public improvement project due from the POA.

Cost of condominium sales.  Cost of condominium sales, relating to the sale of condominium units at Chase — The Private Residences, for the nine months ended September 30, 2013 was $0.4 million compared to $8.5 million for the nine months ended September 30, 2012.  We sold one condominium unit at Chase — The Private Residences during the nine months ended September 30, 2013.  We sold 13 condominium units during the nine months ended September 30, 2012.

Condominium inventory impairment.  There was no condominium inventory impairment during the nine months ended September 30, 2013.  We recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase — The Private Residences during the nine months ended September 30, 2012 to reduce the value to current market prices.

Interest expense.  Interest expense for the nine months ended September 30, 2013 was approximately $7.3 million as compared to approximately $8.2 million for the nine months ended September 30, 2012.  Interest expense for our Frisco Square and Chase Park Plaza investments decreased approximately $1.4 million and $0.2 million, respectively, due to lower loan balances.  This decrease was partially offset by increases in interest expense related to Las Colinas Commons and Northpoint of $0.6 million due to loans obtained in May 2012 related to those assets.

Provision for loan losses.  There was no provision for loan losses during the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, we recorded a $12 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value.

Property management fees.  Property management fees were $1.3 million and $0.8 million for the nine months ended September 30, 2013 and 2012.  The increase in property management fees was due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013.

Asset management fees.  Asset management fees were approximately $1.7 million for the nine months ended September 30, 2013 compared to $2.2 million for the nine months ended September 30, 2012.  The fees decreased by $0.5 million primarily due to the changes in the advisory agreement effective January 1, 2013.  Under the amended agreement, the fee was reduced to an annual rate of 0.575% in 2013 compared to 0.60% annual rate in 2012.  Additionally, under the amended advisory agreement no asset management fee was incurred related to Alexan Black Mountain and Royal Island for the nine months ended September 30, 2013.

General and administrative.  General and administrative expense for the nine months ended September 30, 2013 was approximately $4.2 million compared to approximately $5 million for the nine months ended September 30, 2012.  A decrease in general and administrative expenses of $1.2 million was related to Royal Island acquisition cost incurred during the nine months ended September 30, 2012 that was partially offset by an increase of approximately $0.7 million primarily due to legal expenses incurred related to the Chase Park Plaza Hotel litigation during the nine months ended September 30, 2013.

Depreciation and amortization.  Depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 was approximately $9.6 million and was comprised of depreciation and amortization expense from each of our consolidated real estate properties.

Reorganization expenses.  During the nine months ended September 30, 2013 and 2012, we recorded reorganization expense of $0.2 million and $0.6 million, respectively, related to the Frisco Square loan restructuring.

Equity in losses of unconsolidated joint ventures.  Equity in losses of unconsolidated joint ventures were $2.7 million for the nine months ended September 30, 2013. During 2013, Central Europe represented our only unconsolidated joint venture.  However, during 2012 in addition to Central Europe which recorded equity losses of $1 million, the Company also had unconsolidated joint ventures in Royal island and Santa Clara 800.  The Royal Island joint venture was consolidated on June 6, 2012 but prior to consolidation recorded a loss of $3.2 million and Santa Clara 800 was disposed of on May 4, 2012 but prior to disposition recorded a loss of $0.1 million.  During 2013 our Central Europe joint venture recorded a non cash impairment expense of $5.9 million that was recorded to reduce the value of three properties to their estimated fair value.  The Company’s portion of the impairment was approximately $2.8 million, which was recorded in the Company’s statement of operations through equity in losses of unconsolidated joint ventures line item.

Cash Flow Analysis

Cash used in operating activities for the nine months ended September 30, 2013 was $3.4 million and was comprised of the net loss of $15.3 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $10.1 million, foreign currency translation loss of $3.6 million, an impairment charge of $0.4 million, change in condominium inventory of $0.4 million, equity in losses of our unconsolidated joint venture of $2.7 million, cash provided by working capital and other operating activities of approximately $2.8 million offset by gain on troubled debt restructuring of $8.1 million.  Cash used in operating activities for the nine months ended September 30, 2012 was $1 million, and was comprised of the net loss of $26.7 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $13.3 million, an impairment charge of $1.7 million, loss on early extinguishment of debt of $1.4 million, equity in losses of our unconsolidated joint venture of $4.4 million, change in condominium inventory of $8.1 million, provision for loan losses of $12 million and offset by the adjustment for gain on sale of real estate of $12 million and cash used by working capital and other operating activities of approximately $3.2 million.

Cash provided by investing activities for the nine months ended September 30, 2013 was $24.5 million and was comprised of proceeds from sale of real estate of $29 million and net assets consolidated from hotel operations of $0.1 million.  This was offset by additions of property and equipment of $1.9 million and change in restricted cash of $2.7 million. Cash provided by investing activities for the nine months ended September 30, 2012 was $117.3 million and was comprised proceeds from the sale of real estate and unconsolidated joint venture of $123.6 million and change in restricted cash of $0.4 million.  This was offset by capital expenditures for real estate under development of $3.6 million, investment in notes receivable of $2 million and additions of property and equipment of $1.1 million.

Cash used in financing activities for the nine months ended September 30, 2013 was $19.5 million and was primarily comprised of payments on notes payable of $20.9 million and payments on related parties note payable of $1.5 million offset by borrowings, net of financing costs, of $2.9 million.  Cash used in financing activities for the nine months ended September 30, 2012 was $78.4 million and was primarily comprised of payments on notes payable and credit facility of $126.5 million offset by borrowings, net of financing costs, of $49 million, and contributions from noncontrolling interest holders of less than $0.1 million.

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

Our calculation of FFO for the three and nine months ended September 30, 2013 and 2012 is presented below ($ in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to common shareholders	$(6,796)	$(1,945)	$(16,392)	$(23,749)
Adjustments for (1):
Impairment charge (2)	2,898	1,264	3,142	2,378
Real estate depreciation and amortization(3)	3,461	4,326	11,155	13,955
Gain on sale of real estate	—	(7,913)	(95)	(12,039)

Funds from operations (FFO)	$(437)	$(4,268)	$(2,190)	$(19,455)

GAAP weighted average shares:
Basic and diluted	56,500	56,500	56,500	56,500

FFO per share	$(0.01)	$(0.08)	$(0.04)	$(0.34)

Net loss per share	$(0.12)	$(0.03)	$(0.29)	$(0.42)
 _________________________________
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

When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset.  These projected cash flows are prepared internally by the Advisor and reflect in place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions.  The Company’s Chief Financial Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third party market participant and assume the highest and best use of the investment.  We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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

Item 3.                                                         Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $140.6 million in notes payable, at September 30, 2013, $80.8 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $0.1 million.  At September 30, 2013 we have $49.1 million of our consolidated variable rate debt hedged with interest rate caps.

At September 30, 2013, interest rate cap classified as assets were reported at their combined fair value of less than $0.1 million within prepaid expenses and other assets.  A 100 basis point decrease in interest rates would result in less than $0.1 million net decrease in the fair value of our interest rate caps and swaps.  A 100 basis point increase in interest rates would result in less than $0.1 million net increase in the fair value of our interest rate caps and swaps.

Foreign Currency Exchange Risk

At September 30, 2013, we own an approximately 47% interest in a joint venture consisting of 22 properties in the Czech Republic, Poland, Hungary, and Slovakia that holds $3.6 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 10, 2011, as is customary for REITs entering the disposition phase, the board suspended the redemption program with respect to all redemption requests until further notice.  Therefore, we did not redeem any shares of our common stock during the nine months ended September 30, 2013.

We have not presented information regarding submitted and unfulfilled redemptions during the nine months ended September 30, 2013 as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.

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

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Mine Safety Disclosures.

None.

Item 5.                                                         Other Information.

Determination of Estimated Per Share Value

On November 11, 2013, pursuant to the Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors met and established an estimated per share value of the Company’s common stock as of September 30, 2013 of $3.08.  This estimate is being provided to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements.

Process and Methodology

Our board of directors’ objective in determining an estimated value per share was to arrive at an estimated value that it believes is reasonable after consultation with our Advisor and with an independent, third party valuation and advisory firm engaged by the Company, using what the board of directors deems to be appropriate valuation methodologies and assumptions under current circumstances.

In arriving at an estimated value per share for the board’s consideration, the Advisor utilized valuation methodologies that it believes are standard and acceptable in the real estate industry for the types of assets held by the Company.  As a part of the Company’s valuation process, the Company obtained the opinion of Robert A. Stanger & Co., Inc. (“Stanger”), an independent third party, to estimate the “as is” market value of the Company’s real estate investments and to render an opinion as to the reasonableness of the valuation methodology and valuation conclusions of the Advisor for the Company’s other assets and liabilities.

Our board of directors met on November 11, 2013 to review and consider the valuation analyses prepared by the Advisor and Stanger.  The Advisor presented a report to the board of directors with an estimated per share value, and the board of directors conferred with the Advisor and a representative from Stanger regarding the methodologies and assumptions used.  The board of directors, which is responsible for determining the estimated per share valuation, considered all information provided in light of its own familiarity with our assets and unanimously approved an estimated value of $3.08 per share.

In forming their conclusion of the value of the real estate investments held by the Company as of September 30, 2013,   Stanger's conclusion was subject to various limitations, and the scope of their work included:

·	Review of the Company’s real estate investments' historical performance and business plans related to operations of the investments;

·	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns;

·	Review of key market assumptions for mortgage liabilities, including but not limited to interest rates and collateral;

·	Review of the data models prepared by Advisor supporting the valuation for each investment;

·	Review of key assumptions utilized by the Advisor in the valuation models, including but not limited to terminal capitalization rates, discount rates, and growth rates;

·	Review of Advisor calculations related to value allocations to non-controlling interests and joint venture interests, based on contractual terms and market assessments; and

·	Review of valuation methodology used by the Advisor for other assets and liabilities.

In forming their opinion of the value of the ten investments held by the Company as of September 30, 2013, Stanger performed appraisals on six of our investment properties for which we did not have a recent appraisal.  For the remaining four investments not appraised by Stanger, they reviewed the reasonableness of and relied upon third-party appraisals for one of our investments.  The Company’s remaining investments were valued based on sales contracts, purchase offers, and valuation information provided by the Advisor.

Stanger provided an opinion that the resulting “as is” market value for the Company’s properties as calculated by the Advisor, and the other assets and liabilities as valued by the Advisor, along with the corresponding net asset value (NAV) valuation methodologies and assumptions used by the Advisor to arrive at a recommended value of $3.08 per share as of November 11, 2013, were appropriate and reasonable.

Stanger has acted as a valuation advisor to the Company in connection with this assignment.  The compensation paid to Stanger in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Stanger.  Stanger has rendered valuation advisory services to other Behringer Harvard sponsored investment programs during the past two years for which it received usual and customary compensation.  Stanger may be engaged to provide financial advisory services to the Company, its Advisor or other Behringer Harvard sponsored investment programs or their affiliates in the future.

The estimated valuation of $3.08 per share as of November 11, 2013, reflects a decrease from the estimated valuation of $3.58 per share as of December 14, 2012. The investments that were most significant to the decline in our real estate asset value related to Royal Island and The Lodge & Spa at Cordillera. Lack of capital for development projects and lack of opportunistic buyers continue to affect the values of these types of assets. Our Central Europe portfolio’s valuation was adversely impacted by increases in capitalization rates, reduced investor demand, lack of liquidity in the market, uncertain capital markets and uncertainty regarding matured or maturing debt. In addition, two of our Houston properties are located in a submarket which has been adversely impacted by as the result of a major energy company’s announcement to relocate from the area over time.

The following is a summary of the valuation methodologies used for each type of asset:

Investments in Real Estate.  The Company has focused on acquiring commercial real estate properties in different asset classes.  Due to the opportunistic or value-added nature of the Company’s real estate investments, both Stanger and our Advisor utilized a variety of valuation methodologies, each as appropriate for the asset type under consideration to assign an estimated value to each real estate asset.

Our Advisor estimated the value of our investments in real estate utilizing multiple valuation methods, including an income approach using discounted cash flow analysis and a sales comparable analysis.  The key assumptions used in the discounted cash flow approach were specific to each property type, market location, and quality of each property, and were based on similar investors’ return expectations and market assessments and are reflected in the table included under "Allocation of Estimated Value" below.  In calculating values for our assets, our Advisor used balance sheet and cash flow estimates as of September 30, 2013. In addition, for one of our assets our Advisor used a sales comparable analysis based on a sales contract.

      Stanger prepared appraisals on six of our properties in connection with the valuation.  The appraisals estimated values by using discounted cash flow, sale comparable, or a weighting of these approaches in determining each property’s value.  The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Stanger and the Advisor believed would be used by similar investors to value the properties we own.  The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space and investor demand and return requirements.

     The value of our unconsolidated joint venture investment in a portfolio of retail and industrial properties located in Central Europe was calculated using bank valuations prepared for the European lenders using the September 30, 2013 exchange rate. Stanger reviewed each of these independent appraisals to confirm the reasonableness of the assumptions and methodologies used in the appraisals.
We calculated the value of our condominium inventory using the current listing prices with deductions for estimated sale discounts and cost of sales, all discounted back to the current period.
While our Advisor believes that the approaches used by appraisers in valuing our real estate assets, including an income approach using discounted cash flow analysis and sales comparable analysis, is standard in the real estate industry, the estimated values for our investments in real estate may or may not represent current market values or fair values determined in accordance with GAAP.  Real estate is currently carried at its amortized cost basis in our financial statements, subject to any adjustments applicable under GAAP.
Investment in Mezzanine Loan.  To calculate the value of our mezzanine loan, we estimated the underlying collateral value of the multifamily project and compared that estimated value to the amount of the senior indebtedness, which has priority of payment to our mezzanine loan.

Mortgage Loans.  Values for mortgage loans were estimated by the Advisor using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios.  The current market interest rate was generally determined based on market rates for available comparable debt.  The estimated current market interest rates for mortgage loans ranged from 4.50% to 6.93%.

Other Assets and Liabilities.  For a majority of our other assets and liabilities, consisting of cash and cash equivalents, short-term investments, accounts payable and other liabilities, the carrying values as of September 30, 2013 were considered equal to fair value by the Advisor due to their cost-based characteristics or short maturities.  In connection with our estimated valuation of operating properties and mortgage loans payable, certain GAAP balances related to accumulated depreciation and amortization, straight-lining of rents, deferred revenues and expenses, and debt and notes receivable premiums and discounts have been eliminated as the accounts were already considered in the estimated values.

Noncontrolling Interests.  In those situations where our consolidated assets and liabilities are held in joint venture structures in which other equity holders have an interest, the Advisor has valued those noncontrolling interests based on the terms of the joint venture agreement applied in the liquidation of the joint venture.  The resulting noncontrolling interests are a deduction to the estimated value.

Common Stock Outstanding.  In deriving an estimated per share value, the total estimated value was divided by 56.5 million, the total number of common shares outstanding as of September 30, 2013, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares.  As of the valuation date, none of the financial instruments that could be converted into common shares are currently convertible into a known or determinable number of common shares.  The determination of the number of common shares outstanding used in the estimated value per share is the same as used in GAAP computations for per share amounts.

Our estimated value per share was calculated by aggregating the value of our assets, subtracting the value of our liabilities, and dividing the net total by the fully-diluted common stock outstanding.  Our estimated value per share is effective as of September 30, 2013.

The estimated per share value does not reflect a liquidity discount for the fact that the shares are not traded on a national securities exchange, a discount for the non-assumability or prepayment obligations associated with certain of the Company’s debt, or a discount for our corporate level overhead and other costs that may be incurred, including any costs related to the sale of the Company’s assets.  Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant.  The markets for real estate can fluctuate and values are expected to change in the future.

This value does not reflect “enterprise value,” which could include premiums or discounts for:

·	The size of our portfolio: although some buyers may pay more for a portfolio compared to prices for individual properties;

·	Characteristics of our working capital, leverage, credit facility and other financial structures where some buyers may ascribe different values based on synergies, cost savings or other attributes;

·	Disposition and other expenses that would be necessary to realize the value;

·	The provisions under our advisory agreement and our potential ability to secure the services of a management team on a long-term basis; or

·	The potential difference in our share value if we were to list our shares on a national securities exchange.

Allocation of Estimated Value

As of November 11, 2013, we are invested in ten assets. We excluded Royal Island from the allocation as it is valued at less than the amount of its nonrecourse debt and liabilities. Therefore, we have not attributed any value to this property in the Company's estimate of value. As of December 14, 2012, we were invested in 13 assets. We excluded Becket House from the allocation as it was valued at less than the amount of its nonrecourse debt and liabilities. Therefore we did not attribute any value to this property in the Company's estimate of value. The following is our estimated per share value allocated among our asset types (amounts in thousands, except per share):

	November 11, 2013	December 14, 2012
	Estimated	Estimated
	Value per Share	Value per Share
Consolidated real estate properties (1)	$4.60	$5.45
Unconsolidated joint ventures (2)	0.28	0.33
Mezzanine loan investment (3)	—	—
Mortgage debt (4)	(2.25)	(2.95)
Other assets and liabilities	0.49	0.85
Noncontrolling interests	(0.04)	(0.10)
Estimated net asset value per share	$3.08	$3.58
Estimated enterprise value premium	—	—
Total estimated value per share (5)	$3.08	$3.58

(1)    The following are the key assumptions (shown on a weighted average basis) which are used in the discounted cash flow models to estimate the value of the real estate assets.

	Office Buildings	Hotels	Condominiums	Mixed Use
Exit capitalization rate	8.4%	7.8%	n/a	7.6%
Discount rate	9.3%	10.5%	8.0%	8.4%
Annual market rent growth rate	3.0%	3.0%	n/a	3.0%
Average holding period	8.4 years	10.0 years	0.8 year	10.5 years

(2)    The following are key assumptions (shown on a weighted average basis) which are used in the direct capitalization method in order to estimate the value of our unconsolidated joint ventures investment:

Direct capitalization rate	8.2%

(3)    The following are the key assumptions which are used in the direct capitalization model in order to estimate the underlying collateral value of the multifamily project:

Direct capitalization rate	5.4%
Annual market rent growth rate	3.2%

(4)    Notes payable net of $635,000 mark to market adjustment.

(5)    As of September 30, 2013 we had 56,500,472 shares outstanding.  The potential dilutive effect of our common stock equivalents does not impact our estimated per share value as there were no potentially dilutive securities outstanding at September 30, 2013.

The real estate assets we owned as of September 30, 2013 reflect an overall decline of 34% from original purchase price (excluding acquisition costs and operating deficits) plus post-acquisition capital investments.

While we believe that our assumptions utilized are reasonable, a change in these assumptions would affect the calculation of value of our real estate assets. The table below presents the estimated increase or decrease to our estimated value per share for a 25 basis point increase and decrease in the discount rates and capitalization rates. The table is only hypothetical to illustrate possible results if only one change in assumptions was made, with all other factors held constant. Further, each of these assumptions could change by more than 25 basis points or not change at all. We have also invested in non-U.S. dollar denominated real property and real estate-related securities exposing us to fluctuating currency rates. A change in the foreign exchange currency rates may have an adverse impact on our value.

	Change in Estimated Value per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.13)	$0.10
Discount rate	$(0.07)	$0.02

Limitations of Estimated Value Per Share

As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our board’s estimated value per share.  The estimated per share value determined by our board of directors neither represents the fair value according to GAAP of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a shareholder would obtain if he tried to sell his shares or if we liquidated our assets.  Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

·                  a stockholder would be able to resell his or her shares at this estimated value;
·                  a stockholder would ultimately realize distributions per share equal to the Company’s estimated value per share upon liquidation of the Company’s assets and settlement of its liabilities or a sale of the Company;
·                  the Company’s shares would trade at the estimated value per share on a national securities exchange; or
·                  the methodologies used to estimate the Company’s value per share would be acceptable to FINRA or under ERISA for compliance with their respective reporting requirements.

For further information regarding the limitations of the estimated value per share, see the Estimated Valuation Policy filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 22, 2009.  Although our Estimated Valuation Policy requires us to update our estimated per share value at least every 18 months, we intend to update our estimated per share value on an annual basis.

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

Behringer Harvard Opportunity REIT I, Inc.

Dated: November 14, 2013	By:	/s/ Andrew J. Bruce
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 14, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

_____________________________________________
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