Form 10-K
period 2013-12-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2014-03-25
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company)    ☐    Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There is no established market for the Registrant's common stock. The Registrant has adopted an Amended and Restated Policy for Estimation of Common Stock Value pursuant to which it has estimated the per share value of its common stock.  As of December 14, 2012, the board established an estimated per share value of $3.58, based on financial information as of September 30, 2012.  As of November 11, 2013, the board established an estimated per share value of $3.08 based on financial information as of September 30, 2013. For a full description of the methodologies used to estimate the value of the Registrant's common stock as of December 14, 2012 and November 11, 2013, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information" included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and this Annual Report on Form 10-K, respectively. There were approximately 56,500,472 shares of common stock held by non-affiliates of the Registrant as of June 28, 2013, the last business day of the Registrant's most recently completed second fiscal quarter. As of February 28, 2014, the Registrant had 56,500,472 shares of common stock outstanding.

Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. and our subsidiaries (which may be referred to herein as the "Company," "REIT," "we," "us," or "our"), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated cash distributions to our stockholders, the estimated per share value of our common stock and other matters. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, "Risk Factors" in this Annual Report on Form 10-K and the factors described below:

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

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-K
Year Ended December 31, 2013

PART I
Item 1.    Business.
Organization
Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the "Company," "we," "us," or "our") was incorporated in November 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes.
We operate commercial real estate and real estate-related assets located in and outside the United States on an opportunistic and value-add basis. We have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of December 31, 2013, we wholly owned four properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet. We are the mezzanine lender for one multifamily property. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 ("Behringer Harvard OP I"), or its subsidiaries. Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner. The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust. We have entered our disposition phase and are currently considering liquidity options for our stockholders. Therefore, we are not actively seeking to purchase additional properties. We will seek stockholder approval prior to liquidating our entire portfolio. Our investment properties are located in Colorado, Missouri, Nevada, Texas, The Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC ("Behringer Harvard Opportunity Advisors I" or the "Advisor"), a Texas limited liability company. Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions and investments on our behalf.
Public Offering of Common Stock; Use of Proceeds
In September 2005, we commenced a public offering (the "Offering") of shares of our common stock pursuant to which we offered 53,270,000 shares at a price of $10 per share in our primary offering and 965,331 shares of common stock at a price of $9.50 per share in our distribution reinvestment plan (the "DRP").
On December 28, 2007, we terminated the primary component of the Offering. We had earlier terminated the DRP on November 16, 2007. Aggregate gross offering proceeds from the Offering totaled approximately $538.7 million and net offering proceeds after selling commissions, dealer manager fees, and organization and offering expenses totaled approximately $481.8 million. We used the net proceeds from the Offering primarily to acquire real estate and real estate-related assets consistent with our investment objectives. As of December 31, 2013, we had invested substantially all of the net offering proceeds.
On November 16, 2007, we commenced a second distribution reinvestment plan offering (the "Second DRP") of up to 6,315,790 shares of common stock at an initial price of $9.50 per share. Shares in the Second DRP were sold at $8.17 from July 26, 2009 through January 14, 2010; at $8.03 from January 15, 2010 through January 13, 2011; and $7.66 from January 14, 2011 through April 15, 2011 as a result of our board of directors announcing estimated per share values pursuant to our amended and restated policy for estimation of common stock value (the "Estimated Valuation Policy") of $8.17, $8.03, and $7.66 on June 22, 2009, January 8, 2010 and January 10, 2011, respectively. We terminated the Second DRP effective April 15, 2011. As of the termination of the Second DRP, we had issued 3,374,198 shares under the Second DRP resulting in gross and net proceeds of $29.8 million. The proceeds raised in the Second DRP were used for general corporate purposes, including, but not limited to, investment in real estate and real estate-related securities, payment of fees and other costs, repayment of debt, and funding for our share redemption program.
As of December 31, 2013, we had issued 56,500,472 shares of our common stock, including 21,739 shares owned by Behringer Harvard Holdings, LLC ("BHH" or "Behringer Harvard Holdings"), 940,387 shares issued pursuant to the DRP, 3,374,198 shares issued pursuant to the Second DRP, and redeemed 984,267 shares. In addition, we had 1,000 shares of non-participating, non-voting convertible stock outstanding and no shares of preferred stock issued and outstanding.

Our common stock is not listed on a national exchange.
Investment Objectives
Our investment policies were designed in order that we could make investments that were consistent with our focus on acquiring properties with significant possibilities for capital appreciation. We have acquired a wide variety of properties located in the U.S. and in other countries, including office, retail, hospitality, recreation and leisure, multifamily, industrial and other properties. We have purchased existing and newly constructed properties and properties under development or construction. When making investment decisions, we followed rigorous acquisition criteria and closing conditions and reviewed other required documentation. These criteria were designed to assess and manage investment risks and support our basis for making investment decisions in the best interests of our stockholders.
Our investment objectives are:

•	to realize growth in the value of our investments to enhance the value received upon our ultimate sale of such investments;

•	to preserve, protect, and return stockholders' capital contribution through our ultimate sale of our investments;

•	to grow net cash from operations such that cash is available for distributions to stockholders; and

•
to provide stockholders with a return of their investment by beginning the process of liquidation and distribution of net sales proceeds within three to six years after the termination of our primary offering. If we have not liquidated or listed the shares for trading on a national securities exchange by the sixth anniversary of the termination of our primary offering, we will make an orderly disposition of our assets and distribute the cash unless a majority of the board of directors and a majority of the independent directors extends such date.

We have entered our disposition phase and are currently considering liquidity options for our stockholders. We are not actively seeking to purchase additional properties. Within our portfolio we have three development projects and one note receivable; a final exit of these assets is contingent upon a stabilized economy and resurgent demand for the respective product types.  It is possible that we will invest additional capital in our Frisco Square project for additional development of some of the land sites and sell other land sites which we believe will enhance the value of this asset. We are marketing our other two development projects for sale as we believe the additional capital and time needed to complete these developments do not meet our strategy. However, there can be no assurance that future dispositions will occur as planned, or if they occur, that they will help us to meet our liquidity demands.  In addition, we can provide no assurances as to when we will complete our liquidation. Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.
On November 19, 2012, our board of directors determined to extend our liquidity deadline to June 30, 2020, subject to the ability to further defer this deadline.
Investment Policies
We have invested in commercial properties, such as office, retail, multifamily, industrial, hospitality, and recreation and leisure properties that were initially identified as opportunistic and value-add investments with significant possibilities for capital appreciation due to their property specific characteristics or their market characteristics. We have disposed of 14 of our original portfolio assets through December 31, 2013. We intend to hold the real properties in which we have invested until such time as sale or other disposition appears advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Economic or market conditions may influence us to hold our investments for different periods of time.
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
Disposition Policies
As each of our investments reaches what we believe to be the asset's optimum value during the expected life of the program, we will consider disposing of the investment and may do so for the purpose of distributing the net sale proceeds to our stockholders, investing the proceeds in other assets that we believe may produce a higher overall future return to our investors or satisfying obligations of the Company. We originally anticipated that any such investment disposition typically would occur during the period from three to six years after termination of our initial public primary offering. Economic or market conditions have, however, resulted in longer holding periods for some assets. A property may be sold before the end of the expected holding period if, in the judgment of our board of directors, based upon the recommendation of our Advisor, the value of the property might decline substantially, an opportunity has arisen to improve other properties, we can increase cash flow through the disposition of the property or the sale of the property is in the best interests of the Company and its stockholders.
Tax Status
We elected to be taxed as a REIT for federal income tax purposes and believe that we have qualified as a REIT since the year ended December 31, 2006. As long as we qualify as a REIT, we generally will not be subject to federal income tax at the corporate level (except for the operations of our wholly-owned taxable REIT subsidiaries), to the extent that we distribute at least 90% of our REIT taxable income to our stockholders on an annual basis. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we also will be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property and to federal income and excise taxes on our undistributed income.
Competition
We are subject to significant competition in seeking tenants for the leasing of our properties. In addition, as we seek to dispose of properties, we suffer from a lack of demand for certain asset types such as land and development properties. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. We also face competition from other real estate investment programs, including other Behringer programs, for buyers and tenants that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Harvard Opportunity Advisors I. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.
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
Distribution Policies
Distributions are authorized at the discretion of our board of directors, based on our analysis of earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, and general financial condition. The board's discretion will be influenced, in substantial part, by its obligation to cause the Company to comply with the REIT requirements. Because we receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period, but may be paid in anticipation of cash flow that we expect to receive during a later period or of receiving funds. Moreover, distributions to date have exceeded net cash flow from operating activities. Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. In connection with entering our disposition phase, on March 28, 2011, our board of directors determined to cease regular quarterly distributions. Any future distributions will be based on available cash after weighing operational needs.
Significant Tenants
As of December 31, 2013 we had two leases that accounted for 10% or more of our aggregate annual rental revenues from our consolidated office properties. A tenant at our Northborough Tower office building accounted for $5.8 million, or 34%, of our aggregate annual rental revenue and 11% of our total revenues. The lease expires April 30, 2018. A tenant at our Las Colinas Commons office building accounted for $2 million, or 12%, of our aggregate annual rental revenue and 4% of our total revenues. The lease expires May 31, 2019. See "Item 2. Properties" for additional information on our office building leases.
The following table presents information about our significant tenant leases at our consolidated office properties as of December 31, 2013:

				% of Rentable Sq. Ft. Leased	Annualized Base Rent Statistics(1)
Tenant	Property	Tenant Industry	Square Feet		Annualized Base Rent (in 000s)	% of Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration
Noble Energy, Inc.(2)	Northborough Tower	Crude Petroleum and Natural Gas Extraction	204,779	27%	$5,836	34%	$28.50	4/30/2018
Green Tree Servicing, LLC(2)	Las Colinas Commons	Mortgage Bankers & Brokers	119,116	16%	$2,038	12%	$17.11	5/31/2019
_______________________________________________________________________________

(1)
Annualized Base Rent Statistics reflect contractual base rental income from our consolidated office properties without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

(2)
The Noble Energy lease has one 5-year renewal option and the Green Tree Servicing lease has two 5-year renewal options available under the respective leases. Neither of the leases have an early termination provision.

Employees
We have no employees. The Advisor and other affiliates of BHH perform a full range of real estate services for us, including acquisitions, dispositions, property management, accounting, legal, asset management and investor relations services.
We are dependent on affiliates of BHH for services that are essential to us, including asset acquisition and disposition decisions, property management, and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements in connection with the offerings of our common stock. Copies of our filings with the SEC may be obtained from our website at www.behringerinvestments.com or at the SEC's website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.

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
Risks Related to an Investment in Us
Because no public trading market for your shares exists and because we have delayed the liquidation or the listing of our shares of common stock on a national securities exchange beyond December 2013; you may not realize the cash value of your investment in us for an extended period.
There is no public market for your shares and we currently have no plans to list our shares on a national securities exchange. On January 10, 2011, our board of directors suspended all redemptions under our share redemption program until further notice. Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency. If you are able to sell your shares, the price you receive for the shares of our common stock is likely to be less than the proportionate value of our investments. It is also likely that your shares would not be accepted as primary collateral for a loan.
Our charter requires that we seek stockholder approval of our liquidation if our shares are not listed for trading on a national securities exchange by December 2013, the sixth anniversary of the termination of our initial public offering unless a majority of our board of directors, including a majority of our independent directors, vote to extend the deadline. Following our 2012 annual meeting of stockholders, our board of directors met and voted to extend the deadline by which we must list or liquidate to June 30, 2020, subject to the ability to further defer this deadline upon the approval of the majority of the board of directors, including a majority of the independent directors.

We may not successfully implement our exit strategy, in which case you may have to hold your investment for an indefinite period.
We have begun the process of liquidating our portfolio. However, we are under no obligation to complete our liquidation within a specified time period and market conditions and other factors could delay our ability to liquidate our portfolio. If we are not successful in implementing our exit strategy, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily and could suffer losses on your investment.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On November 11, 2013, our board of directors approved an estimated value per share of our common stock of $3.08 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2013, as described under "Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Market Information" included in Part II, Item 5. We provided this estimated value per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements.
The estimated value per share was based upon consultation with the Advisor and an independent, third party valuation and advisory firm engaged by us, using what the board of directors deems to be appropriate valuation methodologies and assumptions under current circumstances in accordance with the Amended and Restated Policy for Estimation of Common Stock Value (the “Valuation Policy”).
FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our board’s estimated value per share. The estimated per share value determined by our board of directors neither represents the fair value according to GAAP of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he tried to sell his shares or if we liquidated our assets. Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

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
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information."
We currently expect to engage our Advisor and/or an independent valuation firm to update the estimated value per share annually, but we are not required to update the estimated value per share more frequently than every 18 months.
We rely on affiliates of Behringer Harvard Holdings, including our Advisor, to manage our operations and our portfolio of real estate assets and any adverse changes in the financial health of Behringer Harvard Holdings could hinder our Advisor's ability to provide these services to us and consequently impair our operating results and negatively affect the return on your investment.
BHH, through one or more of its subsidiaries, owns and controls our Advisor and our property manager. The operations of our Advisor and our property manager rely substantially on BHH. BHH is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors (including us) to conduct its operations. In August 2012, TIER REIT, Inc. ("TIER REIT") (f/k/a Behringer Harvard REIT I, Inc.), a mature program sponsored by BHH that reported $2.4 billion of assets as of December 31, 2013, completed a transition to self-management. As a result, they no longer rely on BHH acquisition or asset management services but continue to utilize BHH for certain other services such as human resources, shareholder services and information technology as well as property management. Behringer Harvard Multifamily REIT I, Inc. ("BH Multifamily REIT I"), another public program sponsored by BHH that reported $2.9 billion of assets as of December 31, 2013, has entered agreements with BHH to transition to a self-managed structure. This transaction could be completed as early as June 2014, after which BH Multifamily REIT I will no longer rely on BHH other than for shareholder services, although BHH will continue to receive other fees after transition through June 2015.
Going forward, for BHH’s capital needs it expects to rely on revenue from those service relationships, its current resources, including amounts received by BHH as a result of and in connection with the self-management transactions described above, its balance sheet, and fee income from us and Behringer Harvard Opportunity REIT II, Inc., a mature program sponsored by BHH that reported $425 million of assets as of September 30, 2013, and other newly sponsored programs that have not yet raised substantial capital. If BHH’s income and other resources are inadequate to cover its operating expenses, BHH may need to secure additional capital or it may become unable to meet its obligations or may not be able to continue to provide the same level of service that we have received to date. If this occurs, we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us. Further, given the non-compete agreements in place with Behringer Harvard Holdings' employees and the non-solicitation agreements we have with our Advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.
If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.
Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, of us, our Advisor and its affiliates, including Robert S. Aisner, Michael J. O'Hanlon, Andrew J. Bruce, Terri Warren Reynolds and Lisa Ross, each of whom would be difficult to replace. We do not have employment agreements with our executive officers and other key personnel, and we cannot guarantee that they will remain affiliated with us. Although Mr. Aisner, our chairman, has entered an employment agreement with affiliates of our Advisor (which agreement is terminable at will), our other executive officers and key personnel do not have employment agreements, and we cannot guarantee that such persons will remain affiliated with our Advisor. If any of our key personnel were to cease their affiliation with us, our Advisor or its affiliates, our operating results could suffer. We do not intend to separately maintain key person life insurance on any of our key personnel.
Further, we believe that our future success depends, in large part, upon our Advisor's and its affiliates' ability to hire and retain highly skilled managerial and operational personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel.

In addition, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to compete effectively for assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.
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
Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us in the event that we (1) sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of our convertible stock, (5) issue shares of our common stock upon the exercise of any options granted to our independent directors or employees of Behringer Opportunity Advisors I and HPT Management or their affiliates, (6) issue shares to Behringer Opportunity Advisors I, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard OP I. In addition, the partnership agreement for Behringer Harvard OP I contains provisions which would allow, under certain circumstances, other entities, including other Behringer sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard OP I. Because the limited partnership interests of Behringer Harvard OP I may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard OP I and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. You should not expect to be able to own a significant percentage of our shares.
Risks Related to Our Business
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
Disruptions in the financial markets and uncertain economic conditions may continue to adversely impact aspects of our operating results and operating condition.
During 2011, the major credit agencies downgraded or placed under review the credit rating for debt issued by the U.S. government and U.S. agencies, due in part to the political uncertainties over U.S. debt limits. Congress subsequently enacted the American Taxpayer Relief Act of 2012 in an attempt to eliminate the so called "fiscal cliff" in January 2013. There is continuing political deadlock in the U.S. regarding the "debt ceiling" and there continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of the U.S. Treasury securities. Failure of Congress to raise the "debt ceiling" and/or a downgrade of U.S. sovereign credit ratings could negatively impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac. In addition, although the European debt crisis has moderated, there is some risk that higher-risk European countries with high sovereign debt and budget deficits could face pressure over proposed austerity measures. Such events could reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. Treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs and less availability of credit.
Our business may continue to be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, global market disruptions may have many consequences including, but not limited to, these listed below:

•
the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements beyond those contemplated at the time we acquired the properties in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels;

•
significant job losses may occur, which may decrease demand for our office space, our multifamily communities and our hospitality properties and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;

•
an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•	credit spreads for major sources of capital may widen as investors demand higher risk premiums, resulting in lenders increasing the cost for debt financing;

•
our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could result in our investment operations generating lower overall economic returns and a reduced level of cash flow;

•
a reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty refinancing our debt;

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

Disruptions in the financial markets and adverse economic conditions could adversely affect the value of our investments.
The recent market volatility will likely make the valuation of our investment properties more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties. As a result, we may not be able to recover the carrying amount of our properties, and we may be required to recognize impairment charges, which will reduce our reported earnings. During the first quarter of 2013, we recorded non-cash impairment charges of $0.3 million in discontinued operations related to a reduction in the fair value of the Becket House leasehold interest based upon the final negotiated sales price. During the third quarter of 2013, we recorded non-cash impairment charges of $0.1 million in continuing operations related to 4950 S. Bowen Road land based upon the sale price. The sale was completed on October 22, 2013. During the fourth quarter of 2013, we recorded a $0.5 million impairment charge related to our condominium inventory and a related intangible asset for Chase—The Private Residences.
We have experienced aggregate net losses attributable to our stockholders for the years ended December 31, 2013, 2012 and 2011, and we may experience future losses.
We had net losses attributable to our stockholders of approximately $20.3 million, $52.8 million and $88.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. If we continue to incur net losses in the future or such losses increase, our financial condition, results of operations, cash flow and our ability to service our indebtedness will be materially and adversely affected.
We are uncertain of our sources for funding of future capital needs, which could adversely affect the value of our investments.
We completed our primary offering of shares in December 2007 and on March 28, 2011, our board of directors determined to terminate the Second DRP. Our ability to fund future property capital needs, such as tenant improvements, leasing commissions and capital expenditures, will depend on our ability to borrow, sell assets or interests in assets or to generate additional cash flows from operations. We will establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.
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
Our opportunistic and value-add property-acquisition strategy included investments in properties in various phases of development, redevelopment or repositioning, which may cause our revenues and net income to fluctuate significantly from one period to another. Projects do not produce revenue while in development or redevelopment. During any period when our projects in development or redevelopment or those with significant capital requirements increase without a corresponding increase in stable revenue-producing properties, our revenues and net income will likely decrease. Many factors may have a negative impact on the level of revenues or net income produced by our portfolio of properties and projects, including higher than expected construction costs, failure to complete projects on a timely basis, failure of the properties to perform at expected levels upon completion of development or redevelopment, and increased borrowings necessary to fund higher than expected construction or other costs related to the project.

Development projects in which we have invested may not be completed successfully, and guarantors of the projects may not have the financial resources to perform their obligations under the guaranties they provide.
We have made equity investments in, acquired options to purchase interests in or made mezzanine loans to the owners of real estate development projects. Our return on these investments is dependent upon the projects being completed successfully. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. Our Advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. If we are unable to manage these risks effectively, our results of operations and financial condition will be adversely affected.
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

The fees our Advisor receives in connection with transactions involving the purchase and management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us. Furthermore, our Advisor will refund these fees to the extent they are based on budgeted amounts that prove too high once development, construction, or improvements are completed, but the fact that these fees are initially calculated, in part, based upon budgeted amounts could influence our Advisor to overstate the estimated costs of development, construction, or improvements in order to accelerate the cash flow it receives.
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
Certain of our executive officers are also officers of our Advisor, our property manager and other entities affiliated with our Advisor, including the advisors and fiduciaries to other Behringer Harvard sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates of our Advisor, (4) investments with affiliates of our Advisor, (5) compensation to our Advisor, and (6) our relationship with our property manager. If we do not successfully implement our business strategy, we may be unable to maintain or increase the value of our assets.
Your investment will be diluted upon conversion of the convertible stock.
BHH purchased 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. Under limited circumstances, these shares may be converted into shares of our common stock, reducing the percentage of your common stock owned prior to conversion. The terms of the convertible stock provide that, generally, the holder of such shares will receive shares of common stock with a value equal to 15% of the excess of our enterprise value over the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital. The shares of convertible stock will be converted into shares of common stock automatically if:

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

Our Advisor can influence whether we terminate the advisory management agreement or allow it to expire without renewal, or whether our common stock is listed for trading on a national securities exchange. Accordingly, our Advisor can influence both the conversion of the convertible stock issued to BHH and the resulting dilution of other stockholders' interests.
The convertible shares issued may be worth 15% of the excess of our enterprise value over the sum of the capital invested by our stockholders and a 10% cumulative, non-compounded, annual return.
We have issued 1,000 shares of our convertible stock to BHH for an aggregate purchase price of $1,000. As described above, under limited circumstances, these shares may be converted into shares of our common stock. The terms of the convertible stock provide that, generally, the holder of such shares will receive shares of common stock with a value on the date of determination of the number of shares issuable upon such conversion equal to 15% of the excess of our enterprise value over the sum of the capital invested by the stockholders and a 10% cumulative, non-compounded, annual return on such capital. As a result, following conversion, the holder of the convertible stock will be entitled to a substantial portion of amounts distributable to our stockholders.
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
Risks Related to Debt Financing
We incur mortgage indebtedness and other borrowings, which increases our business risks.
We have incurred mortgage indebtedness and other borrowings in connection with our acquisition of real properties. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our real properties to obtain funds for funding our ongoing operations. There is no limitation on the amount we may invest in any single improved property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of our net assets as of the date of any borrowing. We may incur indebtedness in excess of the limit if the excess is approved by a majority of our independent directors.
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
We do not borrow money secured by a particular real property unless we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available to fund our ongoing operations may be affected. In addition, incurring mortgage debt increases the risk of (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, the return on your investment in us will be adversely affected.
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
General Risks Related to Investments in Real Estate
Properties that have significant vacancies could be difficult to sell, which could diminish the return of your investment.
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
We may be unable to sell a property if or when we decide to do so, which could adversely impact our ability to fund ongoing operations which could adversely affect the return of your investment in us.
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
Our Advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances, such as with marinas, property damage claims. For instance, marina business activities are customarily subject to various hazards, including gasoline or other fuel spills, fires, drownings and other water-related accidents, boat storage rack collapses and other dangers relatively common in the marina industry. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incur a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would adversely affect the return on your investment in us.
Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks, which could diminish the return of your investment.
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
At any one time, a significant portion of our consolidated investments could be in one property class or concentrated in one or several geographic regions that are subject to higher risk of foreclosure. For the year ended December 31, 2013, 54% of our total contractual base rental income, excluding consideration of tenant contraction or termination rights, was derived from properties in Missouri, 35% was derived from properties in Texas, 10% was derived from properties in Colorado, and 1% derived from international properties. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.

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
Adverse weather conditions may influence revenues at our hospitality properties. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain and floods. For example, adverse weather could reduce the number of people that visit our properties. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Poor weather conditions could also disrupt operations at properties we own and may adversely affect both the value of our investment in a property and the ability of our tenants and operators to make their scheduled rent payments to us.

Resorts, recreation and leisure, and other types of properties in which we invest may not be readily adaptable to other uses, and if these properties become unprofitable, we may not be able to recoup the value of our investment.
Resorts and related properties, and other types of recreation and leisure properties in which we invest are specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors become unprofitable due to industry competition, a general deterioration of the applicable industry or otherwise, we may have great difficulty selling the property or we may have to sell the property for substantially less than the amount we paid for it. Should any of these events occur, our income and the return on your investment in us could be reduced.
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
Under various federal, state, and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, the return on your investment in us.
Costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.
Our properties are generally expected to be subject to the Americans with Disabilities Act of 1990 (the "Disabilities Act"). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may adversely affect the return on your investment.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.
When we decide to sell any of our properties, we intend to use our reasonable best efforts to sell them for cash or property. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact our distributions to stockholders. There are no limitations or restrictions on our ability to take purchase money obligations. We may, therefore, take a purchase money obligation secured by a mortgage as part payment for the purchase price. The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact the return on your investment.
Risks Related to Real Estate-Related Investments
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
We have invested in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through "standstill periods"), and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could have a negative impact on the return on your investment.
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
Risks Related to Our Operations
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
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, certain swap transactions will be required to be submitted for clearing to a derivatives clearing organization, unless certain exemptions apply. The rulemaking implementing the clearing requirement is still in process, however, and the implementation of the clearing requirement may affect, among other things, our exposure to our swap counterparties, the margin or collateral required to be posted in connection with our swap transactions and the costs of entering into such transactions.
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
There can be no assurance that the direct or indirect effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Act ("Title VII") contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. For example, subject to an exception for end-users of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders' returns.

Risks Related to Our Corporate Structure
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
In light of our opportunistic and value-add investment strategy, it is possible that one or more sales of our properties may be "prohibited transactions" under provisions of the Code. Any subdivision of property, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a "prohibited transaction" (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax. A principal requirement of the safe harbor is that the REIT must hold the applicable property for not less than two years prior to its sale. Given our opportunistic and value-add investment strategy, it is entirely possible, if not likely, that the sale of one or more of our properties will not fall within the prohibited transaction safe harbor.
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

For taxable years beginning January 1, 2014, the tax rate on certain "qualified dividend income" is 20% for certain individuals, trusts and estates. REIT distributions generally do not qualify for "qualified dividend income" tax rate, therefore individuals, trusts and estates may be subject to a maximum tax rate of 39.6% on ordinary REIT dividends. For corporate stockholders, the maximum corporate tax rate for such distributions is 35%. As a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute to our stockholders, and we thus expect to avoid the "double taxation" to which other corporations are typically subject.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General
As of December 31, 2013, we wholly owned four properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet. We are the mezzanine lender for one multifamily property. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
 The following table presents certain information about our consolidated properties as of December 31, 2013:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired	Occupancy at December 31, 2013		Occupancy at December 31, 2012		Effective Annual Rent per Square Foot/Unit as of December 31, 2013(1)	Effective Annual Rent per Square Foot/Unit as of December 31, 2012(1)
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	95%	2006	63%	(2)	55%	(2)	n/a	n/a
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006	74%		82%		4.92	13.33
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, restaurant and land)	100%	2007	(3)		(3)		(4)	(4)
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007	89%		97%		18.71	20.62
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	94%	2007	54%	(2)	46%	(2)	n/a	n/a
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2008	100%		100%		26.68	20.72
Royal Island(5)	Commonwealth of Bahamas	—	land and planned development	87%	2012	n/a		n/a		n/a	n/a
_______________________________________________________________________________

(1)	Effective Annual Rent is calculated using leases in place as of December 31 and takes into account any rent concessions.

(2)	Hospitality property occupancy is a 12-month average occupancy.

(3)	Occupancy for retail, office, and restaurant was 87% and 85% at December 31, 2013 and 2012, respectively. Occupancy for multifamily was 93% and 95% at December 31, 2013 and 2012, respectively.

(4)
Effective annual rent per square foot for retail, office, and restaurant was $20.34 and $21.19 at December 31, 2013 and December 31, 2012, respectively. Effective annual rent per unit for multifamily was $13,625 and $13,186 at December 31, 2013 and December 31, 2012, respectively.

(5)
We made our initial investment in Royal Island in May 2007. We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

Three of our consolidated properties represented more than 10% of our 2013 total revenue: Chase Park Plaza at 55%; Frisco Square at 11% and Northborough Tower at 11%.
The following information generally applies to all of our investments in real estate properties:

•	we believe all of our investment properties are adequately covered by insurance and suitable for their intended purposes;

•
we have plans to make repairs and/or improvements or upgrades at some of our investment properties for which we do not currently have bids from which to estimate the costs, and, at some other properties, we have plans for redevelopment or development in accordance with planned budgets;

•	our investment properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Portfolio Diversification
As an opportunistic and value-add fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, condominium, and land held for development.
The following table shows the total revenue of our real estate portfolio for the properties we consolidate in our financial statements as of December 31, 2013, including revenues generated from tenant reimbursements and excluding discontinued operations:

Property	Description	2013 Revenue (in 000s)	Percentage of 2013 Revenue
Chase Park Plaza	Hotel and condominium development property	$30,147	55%
Las Colinas Commons	3-building office complex	3,282	6%
Frisco Square	Mixed-use development (multifamily, retail, office, restaurant and land)	6,166	11%
Northpoint Central	9-story office building	4,206	8%
The Lodge & Spa at Cordillera	Land, hotel and development property	4,626	8%
Northborough Tower	14-story office building	6,270	11%
Royal Island	Land and planned development	371	1%
		$55,068	100%

Geographic Diversification
The following table shows the geographic diversification of our real estate portfolio for those properties we consolidate in our financial statements as of December 31, 2013. This table does not include revenues generated from tenant reimbursements or discontinued operations. See footnote (1) below:

Location	2013 Revenue(1) (in 000s)	Percentage of 2013 Revenue
Missouri	$26,047	54%
Texas	16,588	35%
Colorado	4,622	10%
International(2)	371	1%
	$47,628	100%
_______________________________________________________________________________

(1)
2013 revenue represents contractual base rental income of our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

(2)
We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. Total revenue also includes Becket House, in discontinued operations, which we sold in April 2013.

Future Lease Payments Table
The following table presents the future minimum base rental payments of our office properties due to us over the next ten years at our consolidated office properties as of December 31, 2013 (in thousands):

Year	Future Minimum Base Rental Payments
2014	$14,866
2015	14,751
2016	13,474
2017	12,137
2018	5,348
2019	2,536
2020	1,593
2021	1,628
2022	1,401
2023	1,127
Thereafter	1,354
Total	$70,215

Portfolio Lease Expirations
The following table presents lease expirations at our consolidated office properties as of December 31, 2013:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1) (in 000s)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2014	9	$1,181	7%	53,457	7%
2015	7	1,385	8%	72,573	10%
2016	11	1,672	10%	66,449	9%
2017	7	1,933	11%	85,025	11%
2018	10	6,998	40%	251,767	34%
2019	6	2,472	14%	136,514	18%
2020	—	—	—%	—	—%
2021	—	—	—%	—	—%
2022	1	267	2%	14,608	2%
2023	4	621	4%	20,465	3%
Thereafter	2	760	4%	44,283	6%
Total	57	$17,289	100%	745,141	100%
_______________________________________________________________________________

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
None.

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
On November 11, 2013, pursuant to the Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors approved an estimated value per share of the Company’s common stock of $3.08. The value per share was based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2013. This estimate is being provided to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements.
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
 In forming their opinion of the value of the ten investments held by the Company as of September 30, 2013, Stanger performed appraisals on six of our investment properties for which we did not have a recent appraisal. For the remaining four investments not appraised by Stanger, they reviewed the reasonableness and relied upon third-party appraisals for one of our investments. The Company’s remaining investments were valued based on sales contracts, purchase offers, and valuation information provided by the Advisor.
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
Stanger has acted as a valuation advisor to the Company in connection with this assignment.  The compensation paid to Stanger in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Stanger.  Stanger has rendered valuation advisory services to other Behringer sponsored investment programs during the past two years for which it received usual and customary compensation.  Stanger may be engaged to provide financial advisory services to the Company, its Advisor or other Behringer sponsored investment programs or their affiliates in the future.
The estimated valuation of $3.08 per share as of November 11, 2013, reflects a decrease from the estimated valuation of $3.58 per share as of December 14, 2012. The investments that were most significant to the decline in our real estate asset value related to Royal Island and The Lodge & Spa at Cordillera. Lack of capital for development projects and lack of opportunistic and value-add buyers continue to affect the values of these types of assets. Our Central Europe portfolio’s valuation was adversely impacted by increases in capitalization rates, reduced investor demand, lack of liquidity in the market, uncertain capital markets and uncertainty regarding matured or maturing debt. In addition, two of our Houston properties are located in a submarket which has been adversely impacted by as the result of a major energy company’s announcement to relocate from the area over time.
The following is a summary of the valuation methodologies used for each type of asset:
Investments in Real Estate.  The Company has focused on acquiring commercial real estate properties in different asset classes.  Due to the opportunistic and value-added nature of the Company’s real estate investments, both Stanger and our Advisor utilized a variety of valuation methodologies, each as appropriate for the asset type under consideration to assign an estimated value to each real estate asset.

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
This value does not reflect “enterprise value,” which could include premiums or discounts for:

•	The size of our portfolio: although some buyers may pay more for a portfolio compared to prices for individual properties;

•	Characteristics of our working capital, leverage, credit facility and other financial structures where some buyers may ascribe different values based on synergies, cost savings or other attributes;

•	Disposition and other expenses that would be necessary to realize the value;

•	The provisions under our advisory agreement and our potential ability to secure the services of a management team on a long-term basis; or

•	The potential difference in our share value if we were to list our shares on a national securities exchange.
 Allocation of Estimated Value
 The November 11, 2013 estimated value per share includes the ten assets we owned as of September 30, 2013. We excluded Royal Island from the allocation as it is valued at less than the amount of its nonrecourse debt and liabilities. Therefore, we did not attribute any value to this property in the Company's estimate of value as of November 11, 2013. As of December 14, 2012, we were invested in 13 assets. We excluded Becket House from the December 14, 2012 allocation as it was valued at less than the amount of its nonrecourse debt and liabilities. Therefore, we did not attribute any value to this property in the Company's estimate of value. The following is our estimated per share value allocated among our asset types:

	November 11, 2013 Estimated Value per Share	December 14, 2012 Estimated Value per Share
Consolidated real estate properties(1)	$4.60	$5.45
Unconsolidated joint ventures(2)	0.28	0.33
Mezzanine loan investment(3)	—	—
Mortgage debt(4)	(2.25)	(2.95)
Other assets and liabilities	0.49	0.85
Noncontrolling interests	(0.04)	(0.10)
Estimated net asset value per share	$3.08	$3.58
Estimated enterprise value premium	—	—
Total estimated value per share(5)	$3.08	$3.58
______________________________________________________________________

(1)	The following are the key assumptions (shown on a weighted average basis) which are used in the discounted cash flow models to estimate the value of the real estate assets.

	Office Buildings	Hotels	Condominiums	Mixed Use
Exit capitalization rate	8.4%	7.8%	n/a	7.6%
Discount rate	9.3%	10.5%	8.0%	8.4%
Annual market rent growth rate	3.0%	3.0%	n/a	3.0%
Average holding period	8.4 years	10.0 years	0.8 year	10.5 years

(2)    The following are key assumptions which are used in the direct capitalization method in order to estimate the value of our unconsolidated joint venture investments:

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

 Holders
As of February 28, 2014, we had 56,500,472 shares of common stock outstanding held by a total of approximately 21,000 stockholders.
Distributions
Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant.  The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT.  In connection with entering our disposition phase, on March 28, 2011, our board of directors discontinued regular quarterly distributions. Any future distributions will be based on available cash after weighing operational needs. There were no distributions during the years ended December 31, 2013 and December 31, 2012.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our equity compensation plans as of December 31, 2013:

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
_______________________________________________________________________________

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
On January 10, 2011, the board suspended the redemption program with respect to all redemption requests until further notice.  Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2013.
We have not presented information regarding submitted and unfulfilled redemptions during the year ended December 31, 2013, as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.
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
As of December 31, 2009, we were invested in 22 assets, eight of which were consolidated in our continuing operations, including two hotels and development properties, and a mixed use office, retail, and multifamily property. We were the mezzanine lender for two properties that we consolidated under GAAP. We had noncontrolling, unconsolidated ownership interests in four properties that were accounted for using the equity method.
As of December 31, 2010, we were invested in 21 assets, eight of which were consolidated in our continuing operations, including two hotels and development properties and a mixed use office, retail and multifamily property. We were the mezzanine lender for one multifamily property. We had noncontrolling, unconsolidated ownership interests in three properties and one investment in a joint venture consisting of 22 properties that are accounted for using the equity method. In August 2010, pursuant to a deed-in-lieu of foreclosure, we transferred ownership of our property, Ferncroft Corporate Center, to the lender associated with the property. The results of this property are classified as discontinued operations in the accompanying consolidated statements of operations and other comprehensive loss.
As of December 31, 2011, we were invested in 17 assets, eight of which were consolidated in our continuing operations. We were the mezzanine lender for one multifamily property which, prior to January 1, 2010, we consolidated as the primary beneficiary of the variable interest entity. In addition, we had noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that were accounted for using the equity method. During the year ended December 31, 2011, we sold four of our wholly owned properties. The property in one of our unconsolidated joint ventures was sold in December 2011.
As of December 31, 2012, we were invested in 12 assets, nine of which were consolidated in our continuing operations. We were the mezzanine lender for one multifamily property. In addition, we had a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that were accounted for using the equity method. During the year ended December 31, 2012, we sold four of our wholly owned properties and our noncontrolling, unconsolidated ownership interest in one joint venture.
As of December 31, 2013, we were invested in nine assets, seven of which were consolidated in our continuing operations. We were the mezzanine lender for one multifamily property. In addition, we had a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. During the year ended December 31, 2013, we sold two of our wholly owned properties and our noncontrolling, unconsolidated ownership interest in one joint venture.
Accordingly, the following selected financial data may not be comparable. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts).

	As of December 31,
	2013	2012	2011	2010	2009
Total assets	$322,120	$366,452	$531,179	$697,624	$843,931
Long-term debt obligations	$138,085	$138,863	$265,857	$347,825	$429,787
Other liabilities	24,665	53,997	35,379	33,529	39,723
Noncontrolling interest (1)	2,372	1,364	7,593	3,609	(4,325)
Total Behringer Harvard Opportunity REIT I, Inc. equity	156,998	172,228	222,350	312,661	378,746
Total liabilities and equity	$322,120	$366,452	$531,179	$697,624	$843,931

	Year Ended December 31,
	2013	2012	2011	2010	2009
Revenues	$55,068	$42,004	$37,311	$61,954	$53,557
Loss from continuing operations	(23,445)	(62,286)	(85,540)	(41,040)	(29,330)
Gain (Loss) from discontinued operations	3,985	5,728	(9,920)	(25,643)	(18,630)
Gain on sale of real estate	86	—	1,334	3,901	—
Net loss	(19,374)	(56,558)	(94,126)	(62,782)	(47,960)
Add: Net loss attributable to the noncontrolling interest(1)	(882)	3,782	5,518	1,549	10,923
Net loss attributable to common stockholders	(20,256)	(52,776)	(88,608)	(61,233)	(37,037)
Basic and diluted loss per share	$(0.36)	$(0.93)	$(1.57)	$(1.09)	$(0.67)
Distributions declared per share	$—	$—	$(0.17)	$0.10	$0.23
_______________________________________________________________________________

(1)
As of December 31, 2013, noncontrolling interest consists of the noncontrolling ownership interests in real estate properties that we consolidate (Chase Park Plaza, The Lodge & Spa at Cordillera, and Royal Island).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.
Executive Overview
We are a Maryland corporation that was formed in November 2004 to invest in and operate commercial real estate or real-estate related assets located in or outside the United States on an opportunistic and value-add basis. We conduct substantially all of our business through our operating partnership and its subsidiaries. We are organized and qualify as a REIT for federal income tax purposes.
We are externally managed and advised by Behringer Harvard Opportunity Advisors I, a Texas limited liability company formed in June 2007. Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions and investments on our behalf.
As of December 31, 2013, we wholly owned four properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our financial statements. We are the mezzanine lender for one multifamily property. In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia. During the year ended December 31, 2013, we sold two of our wholly owned properties and a property associated with one of our investments in joint venture was sold.

Liquidity and Capital Resources
Liquidity Demands
The primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity.  Our cash balance at December 31, 2013 is $36.8 million.  The U.S., European, and global economies continue to experience the effects of the significant downturn that began more than four years ago.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence, weaken financial institutions and adversely impact unemployment rates.  The disposal of our properties will be subject to these economic factors, including the ability of potential purchasers to access debt capital financing.

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase.  As is usual for opportunity-style real estate investment programs, we are structured as a finite-life entity, and have entered the final phase of operations.  This phase includes the selling of our assets, retiring our liabilities, and distributing net proceeds to stockholders.  It is possible that we will invest additional capital in our Frisco Square project in order to position this asset for sale in the normal course of business. See "Strategic Asset Sales" below. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues.  If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.
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
 On March 29, 2011, we obtained a $2.5 million loan from our Advisor to bridge our liquidity needs.  The $2.5 million loan bore interest at a rate of 5% and had a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement or (iii) the termination without cause of the property management agreement.  On March 25, 2013, we fully repaid the loan and accrued interest.
We continually evaluate our liquidity and ability to fund future operations and debt obligations (See Note 9 Notes Payable in the Notes to Consolidated Financial Statements for more details).  As part of those analyses, we consider lease expirations and other factors.  Leases representing 6.8% of our annualized base rent and 7.2% of our rentable square footage (effective annual rent per square foot of $22.08) will expire by the end of 2014.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period.  Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  As of December 31, 2013, 54% and 35% of our 2013 contractual base rental income from our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights, was derived from tenants in Missouri and Texas, respectively.
Strategic Asset Sales
On April 5, 2013, we sold our Becket House leasehold interest.  We recorded an $8.1 million gain on troubled debt restructuring and a $3.6 million realized loss on currency translation in discontinued operations.  The lender accepted the net sales proceeds as full satisfaction of the debt.  On May 28, 2013, we sold Rio Salado to an unrelated third party for $9.3 million and recorded a gain on sale of real estate of $0.1 million.  On October 22, 2013, we sold our 40 acres of 4950 S. Bowen Road land for $1.6 million.  The remaining operating properties are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process.  As the properties stabilize, they may require additional time and capital resources to lease-up vacancy, retain key tenants, create value through reinvestment, or sell land parcels before their ultimate disposition.  During the year ending December 31, 2013, we sold three of the condominium units at the Chase Park Plaza project for net proceeds of $3.2 million. As of December 31, 2013, we have the unfinished penthouse unit in condominium inventory at Chase—The Private Residences.  Within our portfolio we have three development projects and one note receivable, and a final exit of these assets is contingent upon a stabilized economy and resurgent demand for the respective product types.  It is possible that we will invest additional capital in our Frisco Square project for additional development of some of the land sites and sell other land sites, which we believe will enhance the value of this asset. For our other two development projects, we are marketing these projects for sale as we believe the additional capital and time needed to complete these developments do not meet our strategy. However, there can be no assurance that future dispositions will occur as planned, or if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.
Debt Financings
One of our principal short-term and long-term liquidity requirements is the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2013. The table does not represent any extension options (in thousands).

	Payments Due by Period(1)
	2014	2015	2016	2017	2018	After 2018	Total
Principal payments—fixed rate debt	$771	$814	$31,859	$26,180	$—	$—	$59,624
Interest payments—fixed rate debt	4,484	4,441	3,103	563	—	—	12,591
Principal payments—variable rate debt	47,006	521	547	575	29,455	—	78,104
Interest payments—variable rate debt (based on rates in effect as of December 31, 2013)	4,544	991	977	956	160	—	7,628
Total	$56,805	$6,767	$36,486	$28,274	$29,615	$—	$157,947
_______________________________________________________________________________

(1)	Does not include approximately $0.4 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.
We have one scheduled maturity in 2014. The debt related to Chase Park Hotel matures in December 2014. The loan opened to prepayment without penalty in December 2013. With improved operations at the hotel, we expect to refinance the debt prior to its maturity. The outstanding balance on this loan as of December 31, 2013 was $46.5 million. On April 5, 2013, we sold Becket House and the lender accepted the sales proceeds as full satisfaction of the outstanding debt. In February 2013, the Royal Island lenders agreed to increase the amount available to draw on the loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. In October, November, and December of 2013, the lenders increased the availability each month by the amount of the monthly operating costs. As a result, as of December 31, 2013, the outstanding principal balance on the loan was $12.9 million. While the lenders may continue to increase the loan amount to protect their interests as we explore the development or sale of this property, there can be no assurance that the lenders will continue to fund the operating costs.
As of December 31, 2013, we were in compliance with all of our debt covenants for our consolidated debt. One of our 22 joint venture properties in our unconsolidated investment in the Central Europe joint venture did not meet the loan-to-value or debt service coverage covenant in September 2013. The lender has waived the covenant requirement until June 2014. The property is now fully leased and we expect to meet the covenants.
We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the loans are completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In addition, the tepid economic environment and limited availability of credit to buyers could delay or inhibit our ability to dispose of our properties in an orderly manner or cause us to have to dispose of our properties for a lower than anticipated return.  To the extent we are unable to reach agreeable terms with respect to extensions or refinancings, we may not have the cash necessary to repay our debt as it matures, which could result in an event of default that could allow lenders to foreclose on the property in satisfaction of the debt, seek repayment of the full amount of the debt outstanding from us or pursue other remedies.

Each of our loans is secured by one or more of our properties. At December 31, 2013, interest rates on our notes payable ranged from 3.2% to 15%, with a weighted average interest rate of 6.5%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough Tower, Frisco Square, Las Colinas Commons, and Northpoint Central investments require monthly payments of principal and interest. At December 31, 2013, our notes payable had maturity dates that ranged from December 2014 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $36.8 million on our consolidated balance sheet as of December 31, 2013), operating cash flow from properties, new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.
As of December 31, 2013, restricted cash on the consolidated balance sheet of $4.9 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.
As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our developments and property investments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow. In addition, the dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (i) leads to a decline in real estate values generally; (ii) slows real estate transaction activity; (iii) reduces the loan to value upon which lenders are willing to extend debt; and (iv) results in difficulty in refinancing debt as it becomes due. Any of these events may have a material adverse impact on the value of real estate investments and the revenues, income, or cash flow from the acquisition and operation of real properties and mortgage loans. In addition, the uncertainty in the capital markets may continue to negatively impact our ability to raise additional equity should we decide to bring in partners on our development properties.
New Financing and Modification
The operating costs of our Royal Island property are currently funded through the property’s loan facility. The initial loan had an availability to draw of $10.4 million. In February 2013, the lenders agreed to increase the amount available to draw on the loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. In October, November, and December of 2013, the lenders increased the availability each month by the amount of the monthly operating costs. As a result, as of December 31, 2013, the outstanding principal balance on the loan was $12.9 million. While the lenders may continue to increase the loan amount to protect their interests as we explore the development or sale of this property, there can be no assurance that the lenders will continue to fund the operating costs.
Joint Venture Indebtedness
We have a noncontrolling, unconsolidated ownership investment in a joint venture consisting of 22 properties. We exercise significant influence over, but do not control these entities, and therefore, they are accounted for using the equity method of accounting. As of December 31, 2013, the total amount of aggregate debt held by unrelated parties that was incurred by this joint venture was approximately $81 million (based upon the December 31, 2013 currency exchange).
The table below summarizes the outstanding debt of these properties as of December 31, 2013 ($ in thousands):

Property	Joint Venture Ownership %	Interest Rate (as of December 31, 2013)		Carrying Amount	Maturity Date
Central Europe Joint Venture	47.01%	3.28%	(1)	$80,968	(2)
_______________________________________________________________________________

(1)	Represents the weighted average interest rate of the various notes payable secured by the 22 properties in the Central Europe Joint Venture.

(2)
Approximately $25.1 million of the notes payable have matured and the joint venture partner is in negotiations for extensions until refinancings can be obtained. Approximately $37.4 million of the loans mature in 2016, $15.6 million of the loans mature in 2017 and $2.9 million of the loans mature in 2018.

Market Outlook
Our financial and operating performance is dependent upon the demand for office, residential, retail, hotel and other commercial space in our markets, our leasing results, our cash requirements as well as our disposition and development activity. While domestically, the commercial real estate fundamentals such as vacancy, rent and absorption levels have improved in certain submarkets, demand has yet to increase enough to drive significant development activity, except for multifamily in certain markets. Frisco Square, our mixed-use development project, is located in the greater Dallas-Fort Worth market, and in an area where we have seen positive economic growth. We are actively negotiating land sales to developers for future multifamily and commercial development. Our Las Colinas Commons buildings are also in the Dallas-Fort Worth market. We successfully extended a major lease for that asset in 2013 and have seen increased interest in the remaining vacant space.
We own two office buildings in the Greenspoint submarket, located just outside Houston, Texas. Valuations for these two assets have been adversely impacted by impending vacancy concerns resulting from the departure and relocation of Exxon, which is a major tenant in the submarket, to their new office complex in a different Houston submarket. The market's concern is that Exxon's departure will dampen rental rates and flood the submarket with supply. However, the overall Houston market is generally regarded as being among the nation’s strongest. We believe valuations will improve as vacated office space is absorbed and demand normalizes in this submarket. Our Houston assets are currently well-leased, but as leases expire, it may be difficult to obtain new leases at our current rates.
Our Chase Park Plaza Hotel continues to improve with increases in occupancy, revenues, and net operating income in 2013 as compared to the prior year.  St. Louis remains a steady growth market and with the 2013 change in management we expect continued improvement in occupancy, revenues, and net operating income in 2014.
Capital remains tight for construction activity and non-prime assets. We are currently marketing for sale two of our development projects, The Lodge and Spa at Cordillera and Royal Island. Tightened underwriting standards and risk adverse capital markets have resulted in few buyers for these types of assets. This may affect our strategy to dispose of these assets in the near term.
 We own a joint venture interest in a portfolio of 22 Central European properties located in Czech Republic, Poland, Hungary, and Slovakia.  The Eurozone economy continues to struggle to gain momentum from the recession.  New or renewed leases may be executed at reduced effective rents and vacancy rates may increase in 2014 as the current economic climate continues to negatively impact tenants. There are very few real estate transactions in the Eurozone as the capital markets remain tepid.

Results of Operations
As of December 31, 2013, we were invested in nine assets, seven of which were consolidated (four of those being wholly owned and three properties consolidated through investments in joint ventures). In addition, we are the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
As of December 31, 2012, we were invested in 12 assets, nine of which were consolidated in our continuing operations. In addition, we are the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. In 2012, our investment properties were located in Arizona, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, England, the Czech Republic, Poland, Hungary, and Slovakia.
Fiscal year ended December 31, 2013 as compared to the fiscal year ended December 31, 2012
The following table provides summary information about our results of operations for the years ended December 31, 2013 and 2012 ($ in thousands):

	2013	2012	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$21,009	$27,054	$(6,045)	(22.3)%
Hotel revenue	30,655	4,705	25,950	551.5%
Condominium sales	3,404	10,245	(6,841)	(66.8)%
Total revenues	55,068	42,004	13,064	31.1%

Expenses
Property operating expenses	11,127	11,009	118	1.1%
Hotel operating expenses	23,091	4,807	18,284	380.4%
Bad debt expense	1,754	524	1,230	234.7%
Cost of condominium sales	3,412	10,237	(6,825)	(66.7)%
Condominium inventory impairment	264	12,161	(11,897)	(97.8)%
Interest expense	9,780	10,570	(790)	(7.5)%
Real estate taxes	4,100	3,608	492	13.6%
Impairment charge	363	7,290	(6,927)	(95.0)%
Provision for loan losses	—	12,249	(12,249)	(100.0)%
Property management fees	1,745	1,022	723	70.7%
Asset management fees	2,290	2,874	(584)	(20.3)%
General and administrative	5,657	6,396	(739)	(11.6)%
Depreciation and amortization	13,037	13,109	(72)	(0.5)%
Total expenses	$76,620	$95,856	$(19,236)	(20.1)%

Equity in losses of unconsolidated joint ventures	$(1,694)	$(6,938)	$5,244	(75.6)%
Reorganization expenses	$(171)	$(1,802)	$1,631	(90.5)%

Continuing Operations
Revenues.    Our total revenues increased by $13.1 million to $55.1 million for the year ended December 31, 2013 as compared to $42 million for the year ended December 31, 2012. The change in revenues include the following:

•
Rental revenue decreased $6.1 million to $21 million for the year ended December 31, 2013 as compared to $27.1 million for 2012. Rental revenue decreased approximately $6.4 million due to the termination of the Chase Park Plaza Hotel operating lease with Kingsdell L.P. on February 19, 2013 and the subsequent consolidation of the hotel operations. As a result of the termination of the lease and subsequent consolidation, we ceased recognizing rental income related to the lease and began recognizing hotel revenue and hotel operating expenses in our consolidated statements of operations and comprehensive loss (see below). Rental revenues at Frisco Square decreased $0.1 million due to a decrease in recovery income for common area expenses. At Las Colinas Commons, rental revenues decreased by $0.1 million due to tenant lease concessions for a tenant lease that will expire in June 2014. Rental revenue at Northborough increased $0.3 million due to increased recovery income for common area expenses. Rental revenue at Northpoint increased $0.4 million due to a decrease in recovery income.

•
Hotel revenue increased $26 million to $30.7 million for the year ended December 31, 2013. Approximately $25.7 million of the increase is due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013. The hotel revenue for The Lodge and Spa at Cordillera had a nominal increase in a year-over-year comparison.

•
Income from condominium sales decreased $6.8 million to $3.4 million for the year ended December 31, 2013 compared to $10.2 million for 2012. We sold three condominium units at Chase—The Private Residences in the year ended December 31, 2013 as compared to 17 units sold during 2012. We have one unit remaining in inventory.

Property Operating Expenses.    Property operating expenses remained fairly constant at $11.1 million and $11 million for the years ended December 31, 2013 and 2012, respectively, and were comprised of operating expenses from our consolidated properties. During the year ended December 31, 2013, we incurred $0.9 million of expense for our allocated portion of a Frisco Plaza public improvement project constructed and owned by City of Frisco in accordance with the development agreement.  No such expense was incurred for the same period of 2012. This increase was partially offset by decreases of approximately $0.6 million in property operating expenses at Chase Park Plaza primarily due to a $0.3 million reduction of marketing and selling costs related to reduced condominium inventory and a reduction of $0.3 million for property insurance expense, which is included in hotel operating expenses in 2013. Operating expenses at Las Colinas Commons decreased by $0.1 million due to reduced parking lot repairs. Operating expenses at Northpoint increased by $0.2 million due to increased repairs and maintenance expenditures. Operating expenses at Northborough were consistent year-over-year.
Hotel Operating Expenses. Hotel operating expenses for the year ended December 31, 2013 were $23.1 million, an increase of $18.3 million over the expense for 2012. Approximately $17.9 million of the increase is due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013. The Lodge and Spa at Cordillera operating expenses increased $0.4 million for the year ended December 31, 2013 as compared to the expense for 2012 primarily due to increased repairs and maintenance expense as well as transition costs incurred related to a change of the third party property management company.
Bad debt expense.  Bad debt expense was $1.8 million for the year ended December 31, 2013, an increase of $1.2 million over the expense for 2012, primarily due to a provision of $1.3 million related to the termination of the hotel operating lease between Kingsdell, L.P. and Chase Park Plaza Hotel.  Additionally, we reserved approximately $0.3 million related to the receivable for the portion of the Frisco Plaza public improvement project due from the POA.
Cost of Condominium Sales.    Cost of condominium sales relating to the sale of condominium units at Chase—The Private Residences for the year ended December 31, 2013 was $3.4 million compared to $10.2 million for the year ended December 31, 2012. We sold three condominium units during the year ended December 31, 2013 and 17 condominium units during the year ended December 31, 2012.
Condominium inventory impairment.    During the year ended December 31, 2013, we recognized non-cash charges of $0.3 million to reduce the carrying value of condominiums at Chase—The Private Residences to current market prices and an additional $0.2 million of impairment was recorded on a related intangible asset. We recognized non-cash charges of $11.7 million and $0.4 million to reduce the carrying value of condominiums at The Lodge & Spa at Cordillera and Chase—The Private Residences, respectively, during the year ended December 31, 2012. These impairments, to record the assets at current market prices, were due largely to the nationwide downturn in the secondary condominium market that began during 2007 and has continued, resulting in reduced selling prices. We currently have one condominium unit in inventory at Chase—The Private Residences, which we plan to divide and market as two separate units. In the event that market conditions decline in the future or difficult market conditions extend beyond our expectations, additional adjustments may be necessary.

Impairment charge.    For the year ended December 31, 2013, we recognized impairment charges of $0.1 million related to the sale of the 4950 S. Bowen Road land to reduce the carrying value to the sale price. The 4950 S. Bowen Road land was sold on October 22, 2013. During 2013, we also recognized non-cash charges of $0.3 million to reduce the carrying value of condominiums at Chase—The Private Residences to current market prices and an additional $0.2 million of impairment was recorded on a related intangible asset. For the year ended December 31, 2012, we recognized impairment charges of $7.3 million related to Rio Salado based upon a signed purchase and sale agreement. On May 28, 2013, we sold Rio Salado to an unrelated third party.
Interest expense. Interest expense was $9.8 million for the year ended December 31, 2013, a decrease of $0.8 million over the expense for 2012. Interest expense decreased approximately $1.2 million due to a lower loan balance related to Frisco Square after the loan restructuring in December 2012.  Our interest expense related to the Chase Park Plaza Hotel also decreased $0.3 million due to a lower loan balance that resulted from paydowns from the condominium unit sales. These decreases were partially offset by increases in interest expense related to Royal Island of $0.5 million due to a higher loan balance from borrowings primarily to secure and maintain the property.
Real estate taxes. Real estate tax expense was $4.1 million for the year ended December 31, 2013, an increase of $0.6 million over the expense for 2012, primarily due to increases in real estate and personal property tax expense related to The Lodge and Spa at Cordillera and Northpoint properties.
Provision for loan losses.    There was no provision for loan losses during the year ended December 31, 2013. During the year ended December 31, 2012, we recorded a $12 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value (See Note 6—Real Estate Investments for further discussion). We also recorded $0.2 million provision for loan losses related to our working capital loan to the Chase Hotel lessor, Kingsdell, L.P. We have previously fully reserved our Alexan Black Mountatin mezzanine loan.
Property management fees. Property management fee expense was $1.7 million for the year ended December 31, 2013, an increase of $0.7 million over the expense for 2012, primarily due to an increase of $0.6 million for the acquisition and consolidation of Chase Park Plaza Hotel during the year ended December 31, 2013.
Asset management fees. Asset management fee expense was $2.3 million for the year ended December 31, 2013, a decrease of $0.6 million over the expense for 2012, primarily due to the changes in the advisory agreement effective January 1, 2013.  Under the amended agreement, the fee was reduced to an annual rate of 0.575% in 2013 as compared to a 0.60% annual rate in 2012.  Additionally, under the amended advisory agreement, no asset management fee was incurred related to Alexan Black Mountain and Royal Island for the year ended December 31, 2013.
General and administrative. General and administrative expense was $5.7 million for the year ended December 31, 2013, a decrease of $0.7 million over the expense for 2012. The decrease is primarily due to a decrease in acquisition expense of $1.2 million, which was incurred during the year ended December 31, 2012 related to the Royal Island acquisition. We also had decreases in corporate overhead charges of $0.5 million and a decrease in auditing expense of $0.2 million. These decreases were partially offset by an increase in legal expense of $1.2 million due to the Chase Park Plaza litigation.
Equity in losses of unconsolidated joint ventures.    Our equity in losses of unconsolidated joint ventures decreased by $5.2 million for the year ended December 31, 2013. The decrease primarily relates to the Royal Island joint venture which was consolidated on June 6, 2012, but prior to consolidation recorded a loss of $3.2 million. Santa Clara 800 was disposed of on May 4, 2012, but prior to disposition there was a loss of $0.1 million recorded. Central Europe, which represented our only unconsolidated joint venture in 2013, recorded equity losses of $1.7 million for the year ended December 31, 2013 as compared to equity losses of $3.6 million for 2012. The primary reason for the decrease is due to currency translation losses recognized during 2012 related to Czech denominated loans. The equity losses for Central Europe for the year ended December 31, 2013 include a non-cash impairment expense of $5.9 million to reduce the value of three properties to their estimated fair value. The Company’s portion of the impairment totaled $2.8 million and was recorded in the statement of operations through the equity in losses of unconsolidated joint ventures line item. During 2012, the Central Europe equity losses included an impairment of $5.8 million, of which the Company's portion was $2.7 million.
Reorganization expenses. On June 13, 2012, our special purpose entity Behringer Harvard Frisco Square, LP along with our indirect subsidiaries, BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC (collectively, the "Frisco Debtors") filed Chapter 11 bankruptcy. We continued to consolidate the balance sheets and operations of the Frisco Debtors. On October 22, 2012, the Frisco Debtors filed a Reorganization Plan, which, after certain modifications and amendments, was confirmed on December 20, 2012, allowing the Frisco Debtors to emerge from bankruptcy. On January 2, 2013, the Bankruptcy Court issued an order declaring the Reorganization Plan effective.
Reorganization items are expense or income items that were incurred or realized by the Frisco Debtors as a result of the 2012 restructuring and are presented separately in the consolidated statements of operations and comprehensive loss.

During the years ended December 31, 2013 and 2012, we recorded reorganization expense of $0.2 million and $1.8 million, respectively, related to the Frisco Square loan restructuring.
Fiscal year ended December 31, 2012 as compared to the fiscal year ended December 31, 2011
The following table provides summary information about our results of operations for the year ended December 31, 2012 and 2011 ($ in thousands):

	2012	2011	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$27,054	$23,949	$3,105	13.0%
Hotel revenue	4,705	4,496	209	4.6%
Condominium sales	10,245	8,866	1,379	15.6%
Total revenues	42,004	37,311	4,693	12.6%

Expenses
Property operating expenses	11,009	8,164	2,845	34.8%
Hotel operating expenses	4,807	5,038	(231)	(4.6)%
Bad debt expense	524	408	116	28.4%
Cost of condominium sales	10,237	9,047	1,190	13.2%
Condominium inventory impairment	12,161	5,926	6,235	105.2%
Interest expense	10,570	10,282	288	2.8%
Real estate taxes	3,608	3,565	43	1.2%
Impairment charge	7,290	12,681	(5,391)	(42.5)%
Provision for loan losses	12,249	7,881	4,368	55.4%
Property management fees	1,022	988	34	3.4%
Asset management fees	2,874	4,153	(1,279)	(30.8)%
General and administrative	6,396	5,701	695	12.2%
Depreciation and amortization	13,109	12,759	350	2.7%
Total expenses	$95,856	$86,593	$9,263	10.7%

Equity in losses of unconsolidated joint ventures	$(6,938)	$(36,507)	$29,569	(81.0)%
Reorganization expenses	$(1,802)	$—	$(1,802)	n/a

Continuing Operations
Revenues.    Our total revenues increased by $4.7 million to $42 million for the year ended December 31, 2012 as compared to $37.3 million for the year ended December 31, 2011. The change in revenues was primarily due to:

•
Rental revenue increased $3.1 million to $27.1 million for the year ended December 31, 2012 compared to $24 million for 2011 primarily due to an increase in rental income of $2.4 million from our Chase Park Hotel lease. Frisco Square had a $0.6 million increase in rental revenues primarily due to increased rental rate and occupancy for both the multifamily and office space. Northborough rental income increased by $0.3 million due to increased recovery income. Northpoint rental income increased $0.3 million due to higher occupancy. These increases were partially offset by a decrease in rental income at Las Colinas Commons of $0.2 million due to lower recovery income.

•
Hotel revenues increased $0.2 million to $4.7 million for the year ended December 31, 2012 primarily due to a guest rental program that started in 2012 for our Royal Island property. Our hotel revenue for The Lodge and Spa at Cordillera was approximately the same for the year ended December 31, 2012 as compared to the same period in 2011.

•
Condominium sales increased $1.3 million to $10.2 million for the year ended December 31, 2012 compared to $8.9 million for 2011. We sold 17 condominium units at Chase—The Private Residences in the year ended December 31, 2012 compared to 12 units sold during the year ended December 31, 2011.

Property Operating Expenses.    Property operating expenses increased by $2.8 million to $11 million for the year ended December 31, 2012 as compared to $8.2 million for the year ended December 31, 2011, and were comprised of operating expenses from our consolidated properties. Our property operating expenses increased by $2.4 million due to the consolidation of the Royal Island operations beginning in June 2012. Property operating expenses also increased at Frisco Square by $0.4 million primarily due to an increase in repairs and maintenance expenses that were incurred in 2012 to bring the property up to a higher standard after the management company change in March 2012. Property operating expenses at Las Colinas Commons increased $0.2 million due to increased repairs and maintenance expenses for parking lot repairs and striping. Operating expenses for Northpoint and Northborough were essentially the same in a year over year comparison.
Hotel Operating Expenses. Hotel operating expenses for the year ended December 31, 2012 remained fairly constant at $4.8 million as compared to $5 million for the year ended December 31, 2011.
Bad debt expense.  Bad debt expense was $0.5 million for the year ended December 31, 2012, an increase of $0.1 million over the expense for 2011 primarily due to the bad debt expense related to our Las Colinas Commons property for a vacated tenant.
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
Condominium inventory impairment.    The nationwide downturn in the secondary condominium market that began during 2007 and has continued has resulted in reduced selling prices. As a result of our evaluations, in the first quarter of 2012 we recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase—The Private Residences. During 2012, as a result of the continuing lack of demand for condominium development, we evaluated our work in progress related to the Cordillera condominium development. As it is unlikely the Company will invest additional funds to restart the condominium development project, we determined that the investment property should be reclassified as land inventory. As a result of the change in use, we recognized a non-cash charge of $ 11.7 million to reduce the carrying value of the inventory to its fair value and reclassified $0.7 million from condominium inventory to land and $0.5 million to building as of December 31, 2012. We recognized a $1.9 million non-cash charge to reduce the carrying value of condominiums at Chase—The Private Residences and a $4 million non-cash charge related to our condominium development at The Lodge and Spa at Cordillera during the year ended December 31, 2011.
Impairment charge.    For the year ended December 31, 2012, we recognized impairment charges of $7.3 million related to Rio Salado based upon a signed purchase and sale agreement. On May 28, 2013, we sold Rio Salado to an unrelated third party. For the year ended December 31, 2011, we recognized impairment charges of $6.2 million related to Rio Salado and $5.1 million related to Frisco Square. We also recorded a $1.4 million impairment related to our 50% unconsolidated joint venture in Santa Clara 800.
Interest expense.    Interest expense was $10.6 million for the year ended December 31, 2012, an increase of $0.3 million over the expense for 2011 primarily due to a $0.8 million increase related to our Royal Island property which we began consolidating as of June 6, 2012. This increase was partially offset by a $0.5 million decrease in interest expense for our Chase Park Plaza loan due to pay downs from condominium unit sales.
Provision for loan losses.    During the year ended December 31, 2012, we recorded a $12 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value (See Note 6—Real Estate Investments for further discussion). We also recorded $0.2 million provision for loan losses related to our working capital loan to the Chase Hotel lessor. During the year ended December 31, 2011, we recorded a $5.3 million provision for loan losses related to our Royal Island note receivable to record the note receivable balance to the underlying collateral value. We also recorded a $2.5 million provision for loan losses related to the mezzanine loan associated with Alexan Black Mountain bringing the carrying amount to zero as of December 31, 2011.
Asset management fees.    Asset management fees were $2.8 million for the year ended December 31, 2012, a decrease of $1.3 million over the expense for 2011 primarily due to a decrease in the rate paid to the Advisor from 0.75% in 2011 to 0.60% in 2012. (See Item 13. Certain Relationships and Related Transactions and Director Independence.- Transactions with Related Persons for further discussion). Additionally during 2012, the Company did not pay a full year of asset management fees for its Santa Clara 800 investment as it was sold during 2012.

General and administrative.    General and administrative expense was $6.4 million for the year ended December 31, 2012, an increase of $0.7 million over the expense for 2011. Acquisition expenses for 2012 were $1.2 million for our Royal Island investment as compared to $0.3 million of expenses paid in 2011 for our Santa Clara investment which was under construction. Corporate overhead charges decreased by $0.2 million primarily due to a decrease in accounting charges.
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
Reorganization expenses.    During the year ended December 31, 2012, we recorded reorganization expense of $1.8 million related to the Frisco Square loan restructuring.
Cash Flow Analysis
Fiscal year ended December 31, 2013 as compared to the fiscal year ended December 31, 2012
Cash used in operating activities for the year ended December 31, 2013 was $3.8 million, and was comprised of the net loss of $19.4 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $13.6 million, foreign currency translation loss of $3.6 million, change in condominium inventory of $3.2 million, equity in losses of our unconsolidated joint venture of $1.7 million, and an impairment charge of $0.9 million, partially offset by gain on troubled debt restructuring of $8.1 million and cash used in working capital and other operating activities of approximately $1 million. Cash used in operating activities for the year ended December 31, 2012 was $3.1 million, and was comprised of the net loss of $56.6 million adjusted for depreciation and amortization, including amortization of deferred financing fees of $17.1 million, an impairment charge of $20.7 million, loss on early extinguishment of debt of $1.5 million, equity in losses of our unconsolidated joint venture of $6.9 million, change in condominium inventory of $9.8 million, provision for loan losses of $12.2 million and offset by the adjustment for gain on sale of real estate of $12 million and cash used by working capital and other operating activities of approximately $2.7 million.
Cash provided by investing activities for the year ended December 31, 2013 was $27.7 million and was comprised of proceeds from the sale of real estate of $30.6 million from the sales of Becket House, Rio Salado and Bowen Road land, a decrease in restricted cash of $0.9 million and net assets consolidated from hotel operations of $0.1 million.  This was offset by additions of property and equipment of $3.9 million. Cash provided by investing activities for the year ended December 31, 2012 was $129.8 million and was comprised of proceeds from the sale of real estate and unconsolidated joint venture of $135.4 million and change in restricted cash of $2.8 million. This was offset by capital expenditures for real estate under development of $3.4 million, investment in notes receivable of $2 million and additions of property and equipment of $3 million.
Cash used in financing activities for the year ended December 31, 2013 was $21.9 million and was primarily comprised of payments on notes payable of $23.8 million and payments on related parties note payable of $1.5 million offset by borrowings, net of financing costs, of $3.3 million. Cash used in financing activities for the year ended December 31, 2012 was $105.4 million and was primarily comprised of payments on notes payable and credit facility of $153.5 million offset by borrowings, net of financing costs, of $49.1 million and premium paid on extinguishment of debt of $1 million.
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

Cash provided by investing activities for the year ended December 31, 2012 was $129.8 million and was comprised of proceeds from the sale of real estate and unconsolidated joint venture of $135.4 million and change in restricted cash of $2.8 million. This was offset by capital expenditures for real estate under development of $3.4 million, investment in notes receivable of $2 million and additions of property and equipment of $3 million. Cash provided by investing activities for the year ended December 31, 2011 was $68.9 million and was comprised of proceeds from the sale of real estate of $81.1 million, distributions of $7.7 million from our unconsolidated joint venture and proceeds from notes receivable repayments of $1.1 million. This was offset by cash for expenditures for real estate under development of $3.3 million, additions of property and equipment of $6.5 million, investment in notes receivable of $5.1 million, and changes in restricted cash of $6 million.
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
FFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor as an indication of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other GAAP measurements. Additionally, the exclusion of impairments limits the usefulness of FFO as a historical operating performance measure since an impairment charge indicates that operating performance has been permanently affected. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO. Our FFO, as presented, may not be comparable to amounts calculated by other REITs that do not define these terms in accordance with the current NAREIT definition or that interpret the definition differently.

Our calculation of FFO for the years ended December 31, 2013, 2012 and 2011 is presented below ($ in thousands except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net loss attributable to common stockholders	$(20,256)	$(52,776)	$(88,608)
Adjustments for(1):
Impairment charge(2)	3,625	23,610	51,791
Real estate depreciation and amortization(3)	15,049	18,125	25,592
Gain on sale of real estate	(86)	(11,997)	(4,891)
Funds from operations (FFO)	$(1,668)	$(23,038)	$(16,116)
GAAP weighted average shares:
Basic and diluted	56,500	56,500	56,489
FFO per share	$(0.03)	$(0.41)	$(0.29)
Net loss per share	$(0.36)	$(0.93)	$(1.57)
_______________________________________________________________________________

(1)	Reflects the adjustments for continuing operations, as well as discontinued operations.

(2)	Includes impairment of our investments in unconsolidated entities which resulted from a measurable decrease in the fair value of the depreciable real estate held by the joint venture or partnership.

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
On January 10, 2011, the board suspended the redemption program with respect to all redemption requests until further notice. Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2013.
We have not presented information regarding submitted and unfulfilled redemptions during the year ended December 31, 2013 as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program's suspension.
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
Distributions
Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. In connection with entering our disposition phase, on March 28, 2011, our board of directors discontinued regular quarterly distributions. Any future distributions will be based on available cash after weighing operational needs.
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions in 2013 or 2012.
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
Reorganization Expense
Reorganization items are expense or income items that were incurred or realized by the BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC as a result of the 2012 restructuring and are presented separately in the consolidated statements of operations and comprehensive loss.
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

When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions.  The Company’s Chief Financial Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data and with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment.  We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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

The nationwide downturn in the secondary condominium market that began during 2007 and has resulted in reduced selling prices. As a result of our evaluations, in the first quarter of 2012 we recognized a non-cash charge of $0.4 million to reduce the carrying value of condominiums at Chase—The Private Residences. This non-cash charge is classified as condominium inventory impairment charge in the accompanying consolidated statement of operations. During 2012, as a result of the continuing lack of demand for condominium development, we evaluated our work in progress related to the Cordillera condominium development. As it is unlikely the Company will invest additional funds to restart the condominium development project, we determined that the investment property should be reclassified as land inventory. As a result of the change in use, we recognized a non-cash charge of $11.7 million to reduce the carrying value of the inventory to its fair value and reclassed $0.7 million from condominium inventory to land and $0.5 million to building as of December 31, 2012. During the year ended December 31, 2013, we recognized non-cash charges of $0.3 million to reduce the carrying value of condominiums at Chase—The Private Residences to current market prices and an additional $0.2 million of impairment was recorded on a related intangible asset. We currently have one condominium unit in inventory which we have decided to divide and market as two separate units. In the event that market conditions decline in the future or difficult market conditions extend beyond our expectations, additional adjustments may be necessary.
New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively.  Our adoption of this ASU in the first quarter of 2013 did not materially change the presentation of our consolidated financial statements.

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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments. Our management's objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $138.1 million in notes payable at December 31, 2013, $78.1 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by approximately $0.8 million. At December 31, 2013, we have $46.5 million of our consolidated variable rate debt hedged with interest rate caps.
At December 31, 2013, our interest rate caps had a fair value of zero. A 100 basis point decrease in interest rates would not impact the fair value of our interest rate caps. A 100 basis point increase in interest rates would result in less than $0.1 million net increase in the fair value of our interest rate caps and swaps.
Foreign Currency Exchange Risk
At December 31, 2013, we own an approximately 47% interest in a joint venture consisting of 22 properties in the Czech Republic, Poland, Hungary, and Slovakia that holds $3.6 million in local currency-denominated accounts at European financial institutions. As the cash is held is the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations. Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2013, the effectiveness of our internal control over financial reporting using the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2013, were effective.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, on February 19, 2013, Chase Park Plaza Hotel, LLC (“CPPH”), a 95% owned subsidiary of the Company that owns the Chase Park Plaza Hotel, commenced litigation against James L. Smith, Francine V. Smith, Marcia Smith Niederinghaus, Kingsdell L.P. and CWE Hospitality Services, LLC (collectively, the “Smith Defendants”) in connection with their management of the Chase Park Plaza Hotel.  This litigation is ongoing.
On March 3, 2014, the Court granted CPPH’s request to amend its complaint to assert claims of fraud and conspiracy against the attorneys and accountants advising the Smith Defendants regarding the payment of Smith’s personal taxes. CPPH intends to vigorously prosecute its claims against all defendants. Information regarding the initial complaint is incorporated herein by reference to Item 9B. of our Annual Report on Form 10-K for the year ended December 31, 2012.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Directors
Because our directors take a critical role in guiding our strategic direction and overseeing our management, they must demonstrate broad-based business, professional skills and experiences, concern for the long-term interests of our stockholders, and personal integrity and judgment. In addition, our directors must have time available to devote to board activities and to enhance their knowledge of our industry. As described further below, we believe our directors have the appropriate mix of experiences, qualifications, attributes, and skills required of our board members in the context of the current needs of our company.
        Robert S. Aisner, 67, serves as one of our directors since inception and as Chairman of the Board since February 2013.  Mr. Aisner served as our Chief Executive Officer from June 2008 through January 2012, as our President from our inception in November 2004 through January 2012, and as Vice Chairman of the Board from January 2012 through February 2013 when he was appointed as Chairman of the Board.  From July 2005 through June 2008, Mr. Aisner served as our Chief Operating Officer.  In addition, Mr. Aisner serves as a director and Chairman of the Board of  Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”), as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT I”), and as a director of TIER REIT. Furthermore, Mr. Aisner serves as a Class II Director of Priority Senior Secured Income Fund, Inc., a closed-end management investment company jointly advised by Behringer and Prospect Capital Management, LLC.  Mr. Aisner is also Chief Executive Officer of our Advisor and Chief Executive Officer and President of our sponsor, Behringer Harvard Holdings, LLC.
Mr. Aisner has over 30 years of commercial real estate experience. In addition to Mr. Aisner's commercial real estate experience, as an officer and director of Behringer sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer in 2003, Mr. Aisner served as: (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT that focused on the development, acquisition and management of upscale apartment communities and advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (2) President of AMLI Management Company, which oversaw all of AMLI's apartment operations in 80 communities; (3) President of the AMLI Corporate Homes division that managed AMLI's corporate housing properties; (4) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (5) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI's Executive Committee and Investment Committee. During Mr. Aisner's tenure, AMLI was actively engaged in real estate debt activities, some of which were similar to our current loan structures. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. Mr. Aisner is a member of the Board of Directors of the Association of Foreign Investors in Real Estate (AFIRE), the Board of Directors of the National Multi-Housing Council (NMHC), the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA). From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.
Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his over 30 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our Advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct the board of directors to the critical issues facing our company. Further, as a director of TEIR REIT, Inc., Behringer Harvard Multifamily REIT I, and Behringer Harvard Opportunity REIT II, he has an understanding of the requirements of serving on a public company board.
        Michael J. O'Hanlon, 62, has served as our Chief Executive Officer and President since January 2012 and as one of our directors since February 2013. Mr. O'Hanlon also serves as Chief Executive Officer and President of several other Behringer sponsored programs, including Behringer Harvard Opportunity REIT II. In addition, Mr. O'Hanlon has served as a director of Behringer Harvard Opportunity REIT II since February 2013.
Prior to his appointment as an officer of the Company, Mr. O'Hanlon was an independent director of Adaptive Real Estate Income Trust, Inc. from September 2011 through December 2011. From September 2010 to December 2011, Mr. O'Hanlon was President and Chief Operating Officer of Billingsley Company, a major Dallas, Texas based owner, operator and developer that has interests in commercial office, industrial, retail, and multifamily properties. From November 2007 to October 2009,

Mr. O'Hanlon served as Chief Executive Officer and President for Inland Western Retail Real Estate Trust, Inc., a public non-traded REIT, where he was responsible for an $8.5 billion national retail and office portfolio consisting of 335 properties and 51 million square feet. From January 2005 to October 2007, Mr. O'Hanlon served as head of Asset Management for Inland Real Estate Group of Companies. In total, Mr. O'Hanlon has over 30 years of management experience with public and private firms with commercial real estate portfolios, with a broad range of responsibilities including overseeing acquisitions, dispositions, restructurings, joint ventures and capital raising, and with experience with a diverse group of real estate-related investments including multifamily and debt-related investments. Mr. O'Hanlon received a Masters of Business Administration, Finance-Money and Financial Markets degree from Columbia University Graduate School of Business. Mr. O'Hanlon has also received a Bachelor of Science, Accounting degree from Fordham University. Mr. O'Hanlon has served and been an active member of the Real Estate Roundtable, NAREIT, ICSC and ULI.
Our board of directors has concluded that Mr. O'Hanlon is qualified to serve as one of our directors for reasons including his over 30 years of management experience. His significant experience in commercial real estate allows him to complement the other board members in providing valuable investment strategy advice.
        Barbara C. Bufkin, 58, has served as one of our directors since March 2005. Ms. Bufkin has more than 30 years experience in the insurance industry. Ms. Bufkin has served as Chief Operating Officer of Global Strategic Advisory at Guy Carpenter & Company, LLC since August 2013.  She served as Executive Vice President, Business Development of Argo Group International Holdings, Ltd. (“Argo Group”) from March 2011 through June 2013. Prior to that, Ms. Bufkin served as Senior Vice President, Business Development of Argo Group International Holdings, Ltd. from August 2007 to March 2011. Prior to that, from August 2004 until August 2007, Ms. Bufkin was Senior Vice President, Corporate Business Development of Argonaut Group, Inc. From September 2002 until August 2004, Ms. Bufkin was Vice President of Corporate Business Development of Argonaut. From 2001 until Ms. Bufkin became an employee of Argonaut in September 2002, she provided insurance and business development consulting services to Argonaut. From 2000 to September 2002, Ms. Bufkin also provided insurance and business development consulting services to other insurance companies and financial institutions, including consulting services to Swiss Re New Markets, General Re and AIG in connection with the privatization of the Florida Special Disability Trust Fund. Prior to that, Ms. Bufkin served as Director of Swiss Re New Markets and Chairman, President and Chief Executive Officer of Swiss Re subsidiaries Facility Insurance Corporation (FIC) and Facility Insurance Holding Corporation (FIHC). Her background also includes nearly 15 years of industry experience in executive positions with Sedgwick Payne Company, E.W. Blanch Company and other insurance industry firms. Ms. Bufkin graduated cum laude from the State University of New York at Buffalo, with a B.A. in Philosophy. She is an alumna of the Leadership Texas, Stanford Executive Education, and Wharton Executive Education programs. She was a Director of the Southwestern Insurance Information Service for eight years. In 2000, she was nominated to the Texas Women's Hall of Fame and was selected to the 2004 Class of Leadership America. Ms. Bufkin was chosen as APIW (Association of Professional Insurance Woman) 2012 Insurance Woman of the Year.
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
        Terry L. Gage, 56, has served as one of our directors since September 2007. Mr. Gage has more than 20 years of senior management experience in corporate financial management, accounting and administration within the software, engineering, government contracting and professional services industries. Since January 2013, Mr. Gage has served as Vice President—Finance of Glazer's, Inc., a diversified beverage alcohol distributor. From May 2010 to December 2012, Mr. Gage was a business and financial consultant. From June 2008 to May 2010, Mr. Gage served as Chief Financial Officer and Vice President, Finance of Wilson & Associates, LLC, an interior architectural design firm. From September 2007 to June 2008, Mr. Gage served as Chief Administrative Officer of Wilson & Associates, LLC. From 2003 to September 2007, Mr. Gage was a business and financial consultant. From 1995 to 2003, Mr. Gage served as Executive Vice President and Chief Financial Officer, as well as Treasurer and Assistant Secretary, of Carreker Corporation, formerly a publicly traded consulting and software solutions company for the banking industry. Prior to joining Carreker, Mr. Gage was Vice President, Chief Financial Officer, Secretary and Treasurer for FAAC Inc., a software engineering and consulting services company, from 1986 to 1995. He holds a Bachelor of Business Administration degree from Eastern Michigan University and was a Certified Public Accountant from 1982 to 1989.
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

        Steven J. Kaplan, 63, has served as one of our directors since February 2006. Mr. Kaplan also served as a director of TIER REIT from May 2003 until April 2004. He has over 30 years of experience in the commercial real estate industry. From 1979 through 1993, Mr. Kaplan was a principal of and general counsel for Edgewood Investment Corporation, a regional real estate firm that acquired, operated and disposed of over 15 apartment communities, 12 shopping centers, 14 office buildings and six hotels. From 1994 through August 1999, Mr. Kaplan served as the President and Chief Executive Officer of Landauer Associates, Inc., a national valuation and consulting firm. In this capacity, Mr. Kaplan expanded the services of Landauer to include a national capital markets group as well as an international hospitality division. Landauer was sold to Grubb & Ellis in August 1999, and Mr. Kaplan served as chief operating officer of this international brokerage and property management firm. Since leaving Grubb & Ellis in March 2000, Mr. Kaplan has provided advisory services for various real estate service providers, owners and investors and has engaged in the practice of law with a focus on commercial real estate transactions. Mr. Kaplan is an attorney and is admitted to practice law in Texas.
Our board of directors has concluded that Mr. Kaplan is qualified to serve as one of our directors for reasons including his significant experience relating to real estate investments and his prior experience serving as a director of TIER REIT. Mr. Kaplan is a 30-year commercial real estate industry veteran, and has substantial experience as an attorney and general counsel which brings a unique perspective to our board. In addition, as a former director of TIER REIT, Mr. Kaplan has an understanding of the requirements of serving on a public company board. Mr. Kaplan continues to represent commercial real estate investors and developers and, as such, remains in tune with industry trends and issues.
Executive Officers
In addition to Robert S. Aisner and Michael J. O'Hanlon, the following individual serves as our executive officer:
        Andrew J. Bruce, 42, was elected our Chief Financial Officer in February 2012. Mr. Bruce also serves as Chief Financial Officer of Behringer Harvard Opportunity REIT II. Mr. Bruce also serves as Senior Vice President of Capital Markets for Behringer, a role in which he has served since March 2006, and is responsible for managing the financing activities for the Behringer programs, including the structuring and placement of commercial debt for new acquisitions and developments, for the refinancing of existing debt, debt restructurings, and for fund level credit facilities. Prior to joining Behringer, from 1994 to early 2006, Mr. Bruce worked for AMLI Residential Properties Trust in Dallas and in Chicago. While at AMLI, Mr. Bruce was responsible for placing AMLI's secured and unsecured debt and for overseeing the underwriting projections for new development and co-investment projects. Mr. Bruce holds a Masters in Business Administration degree from the University of Chicago, and a CPA designation. Mr. Bruce graduated from Western Michigan University with a Bachelor of Business Administration degree. Associations that Mr. Bruce is currently affiliated with include ULI (Full Member and Inner-City Council Leader), NAREIT, and Family Gateway Affordable Housing, Inc. where he serves as a board member and Vice Chairman.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2013 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2013.
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
Item 11.    Executive Compensation.
Compensation Discussion and Analysis
We do not directly compensate our named executive officers, nor do we reimburse our Advisor for compensation paid to our named executive officers for services rendered to us. Our executive officers also are officers of Behringer Opportunity Advisors I, our Advisor, and its affiliates, and are compensated by an affiliate of BHH for their services to us, as well as for their services to other Behringer entities. Pursuant to the Third Amended and Restated Advisory Management Agreement, as amended, we pay certain management fees to our Advisor and its affiliates to compensate the Advisor for the services it provides in our day-to-day management. In addition, we reimburse certain expenses of the Advisor and its affiliates, including reimbursement for the costs of salaries and benefits of certain of their employees. Reimbursement for the costs of salaries and benefits of our Advisor's employees relate to compensation paid to our Advisor's employees that provide services to us such as accounting, administrative or legal, for which our Advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to our Advisor and other affiliates is found in Item 13 below. We, therefore, do not have, nor has our board of directors or compensation committee considered a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.
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
Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2013 (in thousands):

Name	Fees Earned		Option Awards ($)(1)	Total ($)
Robert M. Behringer(2)	—		—	—
Robert S. Aisner	—		—	—
Michael J. O'Hanlon	—		—	—
Barbara C. Bufkin	$56,750	(3)	$—	$56,750
Terry L. Gage	61,750		—	61,750
Steven J. Kaplan	56,750	(4)	—	56,750
_______________________________________________________________________________

(1)	The value of stock option awards represents the amount of compensation cost under Accounting Standards Codification ("ASC") Topic 718. We did not grant any options in 2013.

(2)	Robert M. Behringer resigned from the board of directors on January 31, 2013.

(3)	Includes payment of $16,250 in 2014 for services rendered in 2013.

(4)	Includes payment of $16,250 in 2014 for services rendered in 2013.
Incentive Award Plan
The Incentive Award Plan was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005. The Incentive Award Plan is administered by our board of directors and provides for equity awards to our employees, directors and consultants and those of our affiliates. A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. We did not grant any options during the year ended December 31, 2013.

Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2013 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2013, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or Compensation Committee.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information regarding our equity compensation plans as of December 31, 2013:

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
_______________________________________________________________________________
* All shares authorized for issuance pursuant to awards not yet granted under the Incentive Award Plan.
Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 28, 2014 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Behringer Harvard Holdings, LLC(2)	21,739	*
Robert S. Aisner(3)(4)	—	—
Barbara C. Bufkin(3)(5)	25,000	*
Terry L. Gage(3)(5)	25,000	*
Steven J. Kaplan(3)(5)	25,000	*
Michael J. O'Hanlon(3)	—	—
Andrew J. Bruce(3)	—	—
All directors and executive officers as a group (six persons)	75,000	*
________________________________________________________________________
* Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2014. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)
Does not include 1,000 shares of convertible stock owned by Behringer Harvard Opportunity REIT I Services Holdings, LLC, an indirect subsidiary of BHH. Robert M. Behringer is the beneficial owner of approximately 40% of the outstanding limited liability company interests and beneficially controls the voting of approximately 85% of the outstanding limited liability company interests of BHH.

(3)	The address of Messrs. Aisner, Gage, O'Hanlon, Kaplan, and Bruce and Ms. Bufkin is c/o Behringer Harvard Opportunity REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(4)
Does not include 21,739 shares of common stock and 1,000 shares of convertible stock owned by BHH. Mr. Aisner controls the disposition of approximately 4% of the limited liability company interests in BHH. Robert M. Behringer has the right to vote Mr. Aisner's interest in BHH.

(5)	Includes up to 25,000 shares issuable pursuant to vested stock options.

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
During the year ended December 31, 2013, Behringer Harvard Opportunity Advisors I received an annual asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate related assets. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month. For the year ended December 31, 2013, we incurred $2.3 million of asset management fees. Amounts include asset management fees which were classified to discontinued operations for our held for sale property and our disposed properties.
Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the year ended December 31, 2013, we did not incur any acquisition and advisory fees.
Under the advisory management agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount. Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the year ended December 31, 2013.
We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers. For the year ended December 31, 2013, we incurred costs for administrative services totaling $1.4 million.

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, "BH Property Management"), fees for management, leasing, and construction supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. In the year ended December 31, 2013, we incurred property management fees or oversight fees of $1 million.
On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our short-term liquidity needs. The $2.5 million loan bears interest at a rate of 5% and has a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement, or (iii) the termination without cause of the property management agreement. On March 25, 2013, we fully repaid the loan and accrued interest.
At December 31, 2013, we had a payable to our Advisor and its affiliates of $0.8 million. This balance consists of accrued fees, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.
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
Audit and Non-Audit Fees
The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Audit Fees(1)	$524	$524
Audit-Related Fees(2)	—	—
Tax Fees(3)	29	31
All Other Fees	—	—
Total Fees	$553	$555
_____________________________________________________________________________

(1)
Audit fees consisted of professional services performed in connection with the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit-related fees are professional services performed in connection with the audit of historical financial statements for property acquisitions and Sarbanes-Oxley Act Section 404 advisory services.

(3)	Tax fees consist principally of assistance with matters related to tax compliance, tax planning and tax advice.
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
The Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2013 and 2012.

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

Behringer Harvard Opportunity REIT I, Inc.
Dated: March 25, 2014	By:	/s/ MICHAEL J. O'HANLON
Michael J. O'Hanlon Chief Executive Officer and Director (Principal Executive Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2014	/s/ ROBERT S. AISNER
Robert S. Aisner Chairman of the Board of Directors

March 25, 2014	/s/ MICHAEL J. O'HANLON
Michael J.O'Hanlon Chief Executive Officer and Director (Principal Executive Officer)

March 25, 2014	/s/ ANDREW J. BRUCE
Andrew J. Bruce Chief Financial Officer (Principal Financial Officer)

March 25, 2014	/s/ LISA ROSS
Lisa Ross Chief Accounting Officer (Principal Accounting Officer)

March 25, 2014	/s/ BARBARA C. BUFKIN
Barbara C. Bufkin Director

March 25, 2014	/s/ TERRY L. GAGE
Terry L. Gage Director

March 25, 2014	/s/ STEVEN J. KAPLAN
Steven J. Kaplan Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT I, Inc.
Addison, Texas
We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
Dallas, Texas
March 25, 2014

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Real estate
Land and improvements, net	$71,244	$73,160
Buildings and improvements, net	163,731	169,081
Real estate under development	905	9,310

Total real estate	235,880	251,551

Condominium inventory	2,967	6,464
Assets associated with real estate held for sale	—	19,854
Cash and cash equivalents	36,796	34,825
Restricted cash	4,890	5,756
Accounts receivable, net	7,237	8,278
Prepaid expenses and other assets	1,553	2,589
Investments in unconsolidated joint ventures	18,495	19,259
Furniture, fixtures and equipment, net	2,430	3,756
Deferred financing fees, net	1,383	2,168
Lease intangibles, net	5,093	5,635
Other intangibles, net	5,396	6,317

Total assets	$322,120	$366,452

Liabilities and Equity
Notes payable	$138,085	$138,863
Note payable to related parties	—	1,500
Accounts payable	927	1,370
Payables to related parties	771	1,434
Acquired below-market leases, net	1,437	1,847
Accrued and other liabilities	21,530	18,919
Obligations associated with real estate held for sale	—	28,927

Total liabilities	162,750	192,860

Commitments and contingencies	—	—

Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at December 31, 2013 and 2012	6	6
Additional paid-in capital	505,167	505,167
Accumulated distributions and net loss	(348,541)	(328,285)
Accumulated other comprehensive loss	366	(4,660)
Total Behringer Harvard Opportunity REIT I, Inc. equity	156,998	172,228
Noncontrolling interest	2,372	1,364
Total equity	159,370	173,592
Total liabilities and equity	$322,120	$366,452

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2013, 2012, and 2011
(in thousands, except per share amounts)

	2013	2012	2011
Revenues
Rental revenue	$21,009	$27,054	$23,949
Hotel revenue	30,655	4,705	4,496
Condominium sales	3,404	10,245	8,866
Total revenues	55,068	42,004	37,311
Expenses
Property operating expenses	11,127	11,009	8,164
Hotel operating expenses	23,091	4,807	5,038
Bad debt expense	1,754	524	408
Cost of condominium sales	3,412	10,237	9,047
Condominium inventory impairment	264	12,161	5,926
Interest expense	9,780	10,570	10,282
Real estate taxes	4,100	3,608	3,565
Impairment charge	363	7,290	12,681
Provision for loan losses	—	12,249	7,881
Property management fees	1,745	1,022	988
Asset management fees	2,290	2,874	4,153
General and administrative	5,657	6,396	5,701
Depreciation and amortization	13,037	13,109	12,759
Total expenses	76,620	95,856	86,593
Interest income	54	57	56
Other income, net	(24)	625	363
Loss on debt extinguishment	—	(151)	—
Loss from continuing operations before income taxes and equity in losses of unconsolidated joint ventures	(21,522)	(53,321)	(48,863)
Reorganization items, net	(171)	(1,802)	—
Provision for income taxes	(58)	(225)	(170)
Equity in losses of unconsolidated joint ventures	(1,694)	(6,938)	(36,507)
Loss from continuing operations	(23,445)	(62,286)	(85,540)
Gain (loss) from discontinued operations	3,985	5,728	(9,920)
Gain on sale of real estate	86	—	1,334
Net loss	(19,374)	(56,558)	(94,126)
Add: Net income (loss) attributable to the noncontrolling interest
Continuing operations	578	3,333	4,922
Discontinued operations	(1,460)	449	596
Net loss attributable to common stockholders	$(20,256)	$(52,776)	$(88,608)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,489
Loss per share attributable to common stockholders:
Basic and diluted:
Continuing operations	$(0.40)	$(1.04)	$(1.40)
Discontinued operations	0.04	0.11	(0.17)
Basic and diluted loss per share	$(0.36)	$(0.93)	$(1.57)
Amounts attributable to common stockholders:
Continuing operations	$(22,781)	$(58,953)	$(79,284)
Discontinued operations	2,525	6,177	(9,324)
Net loss attributable to common stockholders	$(20,256)	$(52,776)	$(88,608)

Comprehensive loss:
Net loss	$(19,374)	$(56,558)	$(94,126)
Other comprehensive loss:
Foreign currency translation gain (loss)	1,413	156	(804)
Unrealized gain (loss) on interest rate derivatives	—	13	(149)
Reclassifications to net income:
Unrealized foreign currency translation loss	3,624	—	—
Unrealized loss on interest rate derivatives	90	—	—
Total other comprehensive income (loss)	5,127	169	(953)
Comprehensive loss	(14,247)	(56,389)	(95,079)
Comprehensive gain (loss) attributable to noncontrolling interest	(979)	3,843	5,537
Comprehensive loss attributable to common stockholders	$(15,226)	$(52,546)	$(89,542)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Convertible Stock		Common Stock
						Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital
Balance at January 1, 2011	1,000	$—	56,379,760	$6	$502,102	$(185,491)	$(3,956)	$3,609	$316,270
Net loss	—	—	—	—	—	(88,608)	—	(5,518)	(94,126)
Distributions declared on common stock	—	—	—	—	—	(1,410)	—	—	(1,410)
Contributions from non-controlling interest	—	—	—	—	—	—	—	10,003	10,003
Distributions to non-controlling interest								(766)	(766)
Transfer of non-controlling interest	—	—	—	—	(284)	—	—	284	—
Shares issued pursuant to Distribution Reinvestment Plan, net	—	—	120,712	—	925	—	—	—	925
Other comprehensive income:
Foreign currency translation gain (loss)	—	—	—	—	—	—	(785)	(19)	(804)
Unrealized gains (losses) on interest rate derivatives	—	—	—	—	—	—	(149)	—	(149)
Balance at December 31, 2011	1,000	—	56,500,472	6	502,743	(275,509)	(4,890)	7,593	229,943
Net loss	—	—	—	—	—	(52,776)	—	(3,782)	(56,558)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	38	38
Transfer of non-controlling interest	—	—	—	—	2,424	—	—	(2,424)	—
Other comprehensive income:
Foreign currency translation gain (loss)	—	—	—	—	—	—	217	(61)	156
Unrealized gains on interest rate derivatives	—	—	—	—	—	—	13	—	13
Balance at December 31, 2012	1,000	—	56,500,472	6	505,167	(328,285)	(4,660)	1,364	173,592
Net loss	—	—	—	—	—	(20,256)	—	882	(19,374)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	25	25
Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	1,316	97	1,413
Reclassification of unrealized foreign currency translation loss to net income	—	—	—	—	—	—	3,624	—	3,624
Reclassification of unrealized gain on interest rate derivatives to net income	—	—	—	—	—	—	86	4	90
Balance at December 31, 2013	1,000	$—	56,500,472	$6	$505,167	$(348,541)	$366	$2,372	$159,370

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2013, 2012 and 2011
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(19,374)	$(56,558)	$(94,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,858	15,649	20,177
Amortization of deferred financing fees	785	1,457	2,943
Gain on insurance proceeds	—	(38)	—
Gain on troubled debt restructuring	(8,132)	—	(452)
Loss on early extinguishment of debt	—	1,530	—
Gain on sale of real estate	(86)	(11,997)	(2,183)
Foreign currency translation loss	3,624	—	—
Impairment charge	932	20,714	23,774
Provision for loan losses	—	12,249	7,881
Bad debt expense	1,643	721	520
Equity in losses of unconsolidated joint ventures	1,694	6,938	36,507
Loss on derivatives	90	—	—
Change in operating assets and liabilities:
Accounts receivable	(107)	(1,925)	(1,456)
Condominium inventory	3,232	9,762	23,541
Prepaid expenses and other assets	1,489	(463)	602
Accounts payable	(1,514)	578	(166)
Accrued and other liabilities	722	3,132	(1,109)
Payables to related parties	(626)	(2,704)	2,998
Lease intangibles	(1,024)	(2,146)	(1,963)
Cash provided by (used in) operating activities	(3,794)	(3,101)	17,488
Cash flows from investing activities:
Insurance proceeds	—	64	—
Proceeds from sale of real estate	30,563	122,969	81,153
Proceeds from sale of unconsolidated joint venture	—	12,384	—
Investment in unconsolidated joint ventures	—	—	(31)
Capital expenditures for real estate under development	—	(3,354)	(3,337)
Additions of property and equipment	(3,870)	(3,045)	(6,518)
Change in restricted cash	866	2,770	(6,004)
Cash assumed from conversion of mezzanine loan to equity	—	11	—
Net assets consolidated from hotel operations	143	—	—
Investment in notes receivable	—	(2,024)	(5,141)
Proceeds from payments on note receivables	—	—	1,116
Distributions from unconsolidated joint venture	—	—	7,701
Cash provided by investing activities	27,702	129,775	68,939

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Cash Flows (Continued)
For the years ended December 31, 2013, 2012 and 2011
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Financing costs	—	(1,865)	(2,869)
Premium paid on extinguishments of debt	—	(982)	—
Proceeds from notes payable	3,346	50,917	72,789
Payments on related parties note payable	(1,500)	—	—
Payments on notes payable	(23,800)	(116,013)	(121,788)
Net borrowings (repayments) on senior secured revolving credit facility	—	(37,463)	(32,620)
Borrowings on note payable related party	—	—	1,500
Distributions	—	—	(485)
Contributions from noncontrolling interest holders	25	38	1,397
Distributions to noncontrolling interest holders	—	—	(766)
Cash used in financing activities	(21,929)	(105,368)	(82,842)
Effect of exchange rate changes on cash and cash equivalents	(8)	16	85
Net change in cash and cash equivalents	1,971	21,322	3,670
Cash and cash equivalents at beginning of the year	34,825	13,503	9,833
Cash and cash equivalents at end of the year	$36,796	$34,825	$13,503

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
We operate commercial real estate or real estate-related assets located in and outside the United States on an opportunistic and value-add basis. In particular, we have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, and other properties. We have purchased existing and newly constructed properties and properties under development or construction. As of December 31, 2013, we wholly owned four properties and consolidated three properties through investments in joint ventures. We are the mezzanine lender for one multifamily property. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 ("Behringer Harvard OP I"), or its subsidiaries thereof. Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner. The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Financial Statements, except for per share amounts, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.
There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and, if so, whether we are the primary beneficiary. The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity at risk compared to the total equity of the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions, and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.
Reclassification
To conform to the current year presentation, which presents hotel operating expense as a separate component of property operating expense on our consolidated statements of operations and comprehensive income due to the acquisition of the Chase Park Plaza hotel operations, we reclassified $4.8 million and $5 million from property operating expense to hotel operating expense for the years ended December 31, 2012 and 2011, respectively.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements and noted no subsequent events that would require adjustment to the consolidated financial statements or additional disclosure in the notes to the consolidated financial statements.
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
We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

market leases, or (b) the remaining non-cancelable lease term plus any below-market fixed rate renewal options that, based on a qualitative assessment of several factors, including the financial condition of the lessee, the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, are reasonably assured to be exercised by the lessee for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.
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
We amortize the value of in-place leases acquired to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. As of December 31, 2013, the estimated remaining useful lives for acquired lease intangibles range from less than one year to approximately 9 years.
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
Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of December 31, 2013 is as follows:

Lease / Other Intangibles
2014	$333
2015	312
2016	300
2017	300
2018	127
Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as as follows:

December 31, 2013	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$210,980	$72,646	$11,022	$(3,578)	$9,626
Less: depreciation and amortization	(47,249)	(1,402)	(5,929)	2,141	(4,230)
Net	$163,731	$71,244	$5,093	$(1,437)	$5,396

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

December 31, 2012	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$209,011	$74,256	$13,099	$(3,929)	$10,438
Less: depreciation and amortization	(39,930)	(1,096)	(7,464)	2,082	(4,121)
Net	$169,081	$73,160	$5,635	$(1,847)	$6,317
Condominium Inventory
Condominium inventory is stated at the lower of cost or fair market value, and consists of land acquisition costs, land development costs, construction costs, interest, and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction. At December 31, 2013 and 2012, condominium inventory consisted of $3 million and $6.5 million, respectively, of finished units related to our condominiums at Chase—The Private Residences.
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
The nationwide downturn in the housing and related condominium market that began during 2007 has resulted in lower than expected sales volume and reduced selling prices. As a result of our evaluations, during the fourth quarter of 2013, we recorded $0.3 million of impairment expense to reduce the carrying value of condominiums at Chase—The Private Residences to current market prices. An additional $0.2 million impairment was recorded on a related intangible asset. In the first quarter of 2012, we recognized a non-cash charge of $0.4 million during the year ended December 31, 2012 to reduce the carrying value of condominiums at Chase—The Private Residences to current market prices. During 2012, as a result of the continuing lack of demand for condominium development, we evaluated our work in progress related to The Lodge and Spa at Cordillera ("Cordillera") condominium development. As it is unlikely the Company will invest additional funds to restart the condominium development project, we determined that the investment property should be reclassified as land inventory. As a result of the change in use, we recognized a non-cash charge of $11.7 million to reduce the carrying value of the inventory to its fair value and reclassed $0.7 million from condominium inventory to land and $0.5 million to building as of December 31, 2012. We recognized a non-cash charge of $1.9 million during the year ended December 31, 2011 to reduce the carrying value of the condominiums at Chase—The Private Residences and a non-cash charge of $4 million during the year ended December 31, 2011 to reduce the carrying value of the condominium development at Cordillera. These non-cash charges are classified as condominium inventory impairment charge in the accompanying consolidated statements of operations.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary.
Real Estate Held for Sale
We classify properties as held for sale when certain criteria are met, in accordance with GAAP. We present the assets and obligations of a property held for sale separately on our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We had no properties classified as held for sale at December 31, 2013. As of December 31, 2012, our Becket House property was classified as held for sale. We sold the property in April 2013.
Cash and Cash Equivalents
We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.
Restricted Cash
As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $6.2 million and $6.8 million as of December 31, 2013 and 2012, respectively, and receivables from our hotel operations and tenants related to our other consolidated properties of $3.4 million and $1.8 million as of the years ended December 31, 2013 and 2012, respectively. The allowance for doubtful accounts was $2.4 million and $0.2 million as of December 31, 2013 and 2012, respectively.
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
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $14.3 million and $12.2 million as of December 31, 2013 and December 31, 2012, respectively.
Chapter 11 Filings—
Frisco Square Reorganization
Consolidation of Real Estate in Bankruptcy—On June 13, 2012, our special purpose entity Behringer Harvard Frisco Square, LP along with our indirect subsidiaries, BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC (collectively, the "Frisco Debtors") filed Chapter 11 bankruptcy. We continued to consolidate the balance sheets and operations of the Frisco Debtors. On October 22, 2012, the Frisco Debtors filed a Reorganization Plan, which, after certain modifications and amendments, was confirmed on December 20, 2012, allowing the Frisco Debtors to emerge from bankruptcy. On January 2, 2013 the Bankruptcy Court issued an order declaring the Reorganization Plan effective.
Reorganization Expense—Reorganization items are expense or income items that were incurred or realized by the Frisco Debtors as a result of the 2012 restructuring and are presented separately in the consolidated statements of operations and comprehensive loss.
Investment Impairment
For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions. Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company's Chief Financial Officer and Chief Accounting Officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
We believe the carrying value of our operating real estate assets, our property under development, investments in unconsolidated joint ventures, and notes receivable is currently recoverable. However, if market conditions worsen beyond our current expectations, or if our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease or our expected hold periods decrease, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $1.7 million and $1.2 million as of December 31, 2013 and December 31, 2012, respectively.
Derivative Financial Instruments
Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks and to minimize the variability caused by foreign currency translation risk related to our net investment in foreign real estate. To accomplish these objectives, we use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of London Interbank Offer Rate ("LIBOR"). These instruments include LIBOR-based interest rate swaps and caps. For our net investments in foreign real estate, we may use foreign exchange put/call options to eliminate the impact of foreign currency exchange movements on our financial position.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2013, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
The British pound is the functional currency for our Becket House investment operating in London, England and the Euro is the functional currency for the operations of our Central Europe Joint Venture. We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statements of equity. The foreign currency translation adjustments were gains of $1.4 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively, and a loss of $0.8 million for the year ended December 31, 2011.
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
Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) ("OCI"), which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP. The components of OCI consist of foreign currency translation gains and losses and unrealized gains and losses on derivatives designated as hedges.
Revenue Recognition
We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.7 million, $0.8 million and $0.7 million was recognized in rental revenues for the years ended December 31, 2013, 2012, and 2011, respectively. Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and Chase Park Plaza Hotel and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.
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
Income Taxes
We elected to be taxed, and qualified, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the year ended December 31, 2006. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level except for the operations of our wholly owned taxable REIT subsidiaries. Taxable income from non-REIT activities managed through a taxable REIT subsidiary ("TRS") is subject to applicable federal, state, and local income and margin taxes. We have no taxable income associated with a TRS. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level. We have two TRS that own and/or provide management and development services to certain of our investments in real estate and real estate under development.
We have reviewed our tax positions under GAAP guidance that clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that the tax positions taken relative to our status as a REIT will be sustained in any tax examination. We believe that it is more likely than not that the tax positions taken relative to the TRS will be sustained in any tax examination.
For the years ended December 31, 2013, 2012, and 2011, we recognized a current and deferred tax provision of $0.1 million, $0.2 million and $0.2 million, respectively, related to the Texas margin tax.
Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the tax basis of our fixed assets exceeds the book value by $131.5 million at December 31, 2013 and $136.1 million at December 31, 2012.
Stock-Based Compensation
We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2013, 2012, and 2011, we had no significant cost related to our incentive award plan.
Concentration of Credit Risk
At December 31, 2013 and 2012, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic Concentration
At any one time, a significant portion of our investments could be in one property class or concentrated in one or several geographic regions. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in tenant defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations and pay our debt.
Noncontrolling Interest
Noncontrolling interest represents the noncontrolling ownership interest's proportionate share of the equity in our consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.
Reportable Segments
We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets. Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2013, 2012 and 2011. Our chief operating decision maker evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Earnings per Share
Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period. As of December 31, 2013, 2012, and 2011, we had options to purchase 75,000, 75,000, and 79,792 shares of common stock outstanding at a weighted average exercise price of $7.50, $7.50, and $8.53, respectively. These options are excluded from the calculation of earnings per share for the years ended December 31, 2013, 2012 and 2011 because the effect would be anti-dilutive.
3. New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The update clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income.  ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively.  Our adoption of this ASU in the first quarter of 2013 did not materially change the presentation of our consolidated financial statements.

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
Recurring Fair Value Measurements
Currently, we use interest rate caps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013 and 2012, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2013, our derivatives had a fair value of zero. The following fair value hierarchy table presents information about our derivative assets measured at fair value on a recurring basis as of December 31, 2012:

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Derivative financial instruments	$—	$2	$—	$2
Derivative financial instruments classified as assets are included in prepaid expenses and other assets on the balance sheet.
Nonrecurring Fair Value Measurements
For the year ended December 31, 2013, we recorded the following non-cash impairment charges. During the fourth quarter, we recorded $0.3 million of impairment expense to reduce the carrying value of condominiums at Chase—The Private Residences to current market prices and an additional $0.2 million of impairment was recorded on a related intangible asset. We recorded $0.3 million in discontinued operations related to a reduction in the fair value of the Becket House leasehold interest based upon the final negotiated sales price.  On April 5, 2013, we sold Becket House.  In addition, we recorded non-cash impairment charges of $0.1 million in continuing operations related to 4950 S. Bowen Road land based upon the sale price. The sale was completed on October 22, 2013.
For the year ended December 31, 2012, we recorded the following non-cash impairment charges. We recognized condominium inventory impairment charges of $11.7 million and $0.4 million related to The Lodge and Spa at Cordillera ("Cordillera") and Chase—The Private Residences, respectively (see Note 2 Summary of Significant Accounting Policies—Condominium Inventory for further discussion). We also recorded a $7.3 million impairment charge related to Rio Salado based upon a signed purchase and sale agreement. We recorded a $12 million provision for loan loss related to our notes receivable from Royal Island to reduce the note to the underlying collateral value (see Note 6 Real Estate Investments—Real Estate Asset Acquisitions—Royal Island for further information). We recorded an impairment charge of $1.3 million related to our Bent Tree Green office building which was determined based on the expected sale price specified in the executed sale agreement. The Bent Tree Green property was sold during 2012, and accordingly, this charge has been reclassified to discontinued operations in the accompanying consolidated statement of operations and other comprehensive loss for the year ended December 31, 2012.
The inputs used to calculate the fair value of these assets included projected cash flows and a risk-adjusted rate of return that we estimated using reasonable inputs and assumptions that are consistent with market data or by obtaining third-party broker valuation estimates, bona fide purchase offers, or the expected sales price of an executed sales agreement. The projected cash flows reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The capitalization rate ranges and discount rate ranges were obtained from third-party service providers, and the capitalization rate ranges were gathered for specific metro areas and applied on a property-by-property basis. These fair value estimates are considered Level 3 under the fair value hierarchy described above.
The following fair value hierarchy tables present information about our assets measured at fair value on a nonrecurring basis during the years ended December 31, 2013 and 2012. There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the years ended December 31, 2013 or 2012.

December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(1)
Assets
Land and improvements, net	$—	$1,523	$—	$1,523	$(119)
Condominium inventory (finished units)	—	—	3,158	3,158	(264)
Other intangibles	—	—	—	—	(244)
	$—	$1,523	$3,158	$4,681	$(627)
______________________________________________________________________________

(1)	Excludes $0.3 million in impairment losses included in discontinued operations for Becket House that was disposed of as of December 31, 2013.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

December 31, 2012	Level 1	Level 2		Level 3		Total Fair Value		Gain / (Loss)(1)
Assets
Real estate under development	$—	$9,150	(2)	$—		$9,150		$(7,289)
Condominium inventory (work in progress)	—	—		1,150	(3)	1,150		(11,723)
Condominium inventory (finished units)	—	—		13,120		13,120		(438)
Note receivable, net	—	—		18,037		18,037	(4)	(12,249)	(5)
	$—	$9,150		$32,307		$41,457		$(31,699)
_______________________________________________________________________________

(1)	Excludes $1.3 million in impairment losses included in discontinued operations for Bent Tree Green that was disposed of as of December 31, 2012.

(2)	We recorded a $7.3 million impairment charge related to Rio Salado based upon a signed purchase and sale agreement. On May 28, 2013, we sold Rio Salado to an unrelated third party.

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

(5)	Includes $0.2 million of provision for loan losses related to Chase Park Plaza.

Quantitative Information about Level 3 Fair Value Measurements
($ in thousands, except per square feet and acre)

Description	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average) (Unaudited)
Condominium inventory (finished units)(1)	$3,158	Market comparable	Amount per condo unit due to limited market comparables	$455 to $607 per square feet
_____________________________________________________________________________

(1)	In the fourth quarter of 2013, we recorded an impairment of $0.3 million associated with units sold. The current book value of the remaining units is $3 million as of December 31, 2013.

Description	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average) (Unaudited)
Condominium inventory (finished units)(1)	$13,120	Market comparable	Amount per condo unit due to limited market comparables	$362 to $607 per square feet
Condominium inventory (work in progress)(2)	$1,150	Market comparable	Amount per acre/per square feet due to limited market comparables	$200,000 per acre land/ $112 per square foot building
Note receivable, net	$18,037	Market comparable	Amount per acre due to limited market comparables	$43,909 to $79,529 per acre
_____________________________________________________________________________
(1) In the first quarter of 2012, we recorded an impairment of our condo inventory in order to appropriately carry it at the lower of cost or market. Subsequent to recording that fair value adjustment, we sold 12 condos and the current book value of the remaining units is $6.5 million.
(2) During 2012, we evaluated our work in progress related to The Lodge and Spa at Cordillera (“Cordillera”) condominium development and determined that the Company is unlikely to invest additional capital to complete the development and therefore the investment property should be reclassified as land inventory and the related sales center reclassified to building. As a result of the change in use, we recognized a non-cash charge of $11.7 million to reduce the carrying value of the inventory and reclassified $0.7 million from condominium inventory to land and $0.5 million to building as of December 31, 2012.

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
As of December 31, 2013 and 2012, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.
The notes payable totaling $138.1 million as of December 31, 2013 and $164.2 million, including the loan secured by Becket House (classified as held for sale), as of December 31, 2012, have a fair value of approximately $135.8 million and $163.8 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
The fair value estimates presented herein are based on information available to our management as of December 31, 2013 and 2012. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.
6. Real Estate Investments
As of December 31, 2013, we wholly owned four properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet. We are the mezzanine lender for one multifamily property. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of December 31, 2013:

Property Name	Location	Approximate Rentable Square Footage (Unaudited)	Description	Ownership Interest	Year Acquired
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	95%	2006
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006
Frisco Square(1)	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, restaurant and land)	100%	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	94%	2007
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2008
Royal Island(2)	Commonwealth of Bahamas	—	land and planned development	87%	2012
_____________________________________________________________________________

(1)	Pursuant to the Reorganization Plan, we wholly own Frisco Square as of December 27, 2012.

(2)
Our initial investment in Royal Island was made in May 2007. We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

We have recorded non-cash impairment charges within discontinued operations of approximately $0.3 million related to a reduction in the fair value of certain of our real estate assets during the year ended December 31, 2013.  See Note 4 Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements for additional information.

Hotel Operations

On February 19, 2013, we: (a) terminated the Chase Park Plaza hotel operating lease which we had entered into in December 2006 with Kingsdell, L.P., a 5% limited partner in our Chase Park Plaza joint venture; (b) formed a wholly-owned entity to lease the hotel; (c) terminated CWE Hospitality Services, LLC as the hotel’s management company; and (d) engaged an unaffiliated third-party management company to manage the hotel.  As a result of the operational changes, effective February 19, 2013, we fully consolidate the operations of the hotel in our financial statements.
The following table summarizes the amounts of identified assets and liabilities consolidated on February 19, 2013:

Chase Park Plaza Hotel
Cash	$143
Account receivable(1)	2,007
Receivable from related party	36
Prepaid expenses and other assets	463
Total identifiable net assets	$2,649

Accounts payable	$1,308
Accrued and other liabilities	1,341
Total identifiable net liabilities	$2,649

________________________________
(1) As of the date that the hotel lease was terminated, the payables related to the hotel’s operations exceeded the receivables and cash on hand.  Under the lease agreement, Kingsdell L.P., as lessee, is responsible for payment of negative working capital.  We have reserved $1.3 million related to the lease agreement as bad debt in the accompanying consolidated statements of operations related to receivables associated with estimated working capital shortfalls.

Chase Park Plaza Hotel contributed a net loss of $0.7 million to our consolidated statements of operations for the period from February 19, 2013 through December 31, 2013.  The following unaudited pro forma summary presents financial information as if the hotel operations had been consolidated on January 1, 2012 ($ in thousands, except per share amounts):

	Unaudited Pro Forma for the Twelve Months Ended December 31,
	2013	2012
Rental revenue	$20,007	$19,634
Hotel revenue	33,313	30,497
Property operating expenses	11,127	10,369
Hotel operating expenses	25,331	22,788
Bad debt expense	498	1,256	(1)
Net loss	(18,537)	(56,784)
Net loss per share	$(0.33)	$(1.01)

______________________________
(1) Approximately $1.3 million related to receivables associated with estimated working capital shortfalls.

These unaudited pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Chase Park Plaza Hotel to reflect the elimination of the lease rental revenue and the consolidation of the hotel operations as if it had been applied from January 1, 2012.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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

Rio Salado

On May 28, 2013, we sold Rio Salado to an unrelated third party for $9.3 million and received proceeds of $9.2 million. The Company paid the debt off prior to the sale. We recorded a $0.1 million gain on sale of real estate.

4950 S. Bowen Road

On October 22, 2013, we sold our 40 acres of 4950 S. Bowen Road land, retaining the associated mineral rights, to an unrelated third party for $1.6 million and received proceeds of $1.5 million. We recorded an impairment of $0.1 million on the sale of real estate.
Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of December 31, 2013 and 2012:

	Ownership Interest(1)	Carrying Value of Investment
Property Name		December 31, 2013	December 31, 2012
Central Europe Joint Venture	47.01%	$18,495	$19,259
_______________________________________________________________________________
(1) Effective January 1, 2013, ownership interest changed from 47.27% to 47.01% due to additional contributions made to the joint venture by the other partner.

Our investment in unconsolidated joint venture as of December 31, 2013 and 2012 consisted of our proportionate share of the combined assets and liabilities of our investment property shown at 100% as follows:

	December 31, 2013	December 31, 2012
Real estate assets, net	$108,795	$114,590
Cash and cash equivalents	3,627	3,856
Other assets	2,022	2,020
Total assets	$114,444	$120,466

Notes payable	$80,968	$83,696
Other liabilities	3,139	2,924
Total liabilities	84,107	86,620

Equity	30,337	33,846
Total liabilities and equity	$114,444	$120,466

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Our equity in earnings and losses from our investments is our proportionate share of the combined earnings and (losses) of our unconsolidated joint ventures for the years ended December 31, 2013, 2012, and 2011 shown at 100% as follows:

	Year Ended December 31,
	2013		2012		2011
Revenue	$11,259		$12,117		$19,660

Operating expenses:
Operating expenses	2,846		4,570		10,599
Property taxes	323		(123)		1,447
Total operating expenses	3,169		4,447		12,046

Operating income	8,090		7,670		7,614

Non-operating expenses:
Depreciation and amortization	4,752		5,206		8,677
Impairment expense	5,913	(1)	5,780	(1)	101,563	(1)
Interest and other, net	1,029		15,235	(2)	16,988
Total non-operating expenses	11,694		26,221		127,228

Net loss	$(3,604)		$(18,551)		$(119,614)

Equity in losses of unconsolidated joint ventures(3)	$(1,694)		$(6,938)		$(36,507)
_______________________________________________________________________________

(1)
Our Central Europe joint venture recorded impairment charges of approximately $5.9 million and $5.8 million during the years ended December 31, 2013 and 2012, respectively. The Royal Island Partnership recorded impairment charges of approximately $101 million during the year ended December 31, 2011.

(2)
Year ending December 31, 2012 includes the activity related to Royal Island for the period prior to June 6, 2012, when we began consolidating the operations of Royal Island, and the activity for Santa Clara 800 which was sold on May 4, 2012.

(3)	Company's share of net loss.
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
For the years ended December 31, 2013 and 2012, our Central Europe joint venture recorded impairment charges of $5.9 million and $5.8 million, respectively, to bring certain assets to their fair value. The Company's portion of the impairment was $2.8 million and $2.7 million, respectively, which was recorded in the Company's statement of operations through equity in losses of unconsolidated joint ventures line item.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
On March 22, 2012, we executed an Agreement Regarding Transfer with the borrowers and guarantors of our Royal Island note receivable. Under the agreement, we would obtain all of the outstanding shares of Royal Island (Australia) Pty Limited, a parent company of the Royal Island borrowers and a subsidiary of the Royal Island Partnership, for, among other things, the release of the guarantors from their guarantees under the Royal Island notes receivable. On June 6, 2012, we completed the transaction and the remaining shares of Royal Island (Australia) Pty Limited were transferred to us, and we now have control of the property. As we now have control of the property, we have consolidated Royal Island and the note receivable between the Company and Royal Island is eliminated as an intercompany transaction on our consolidated balance sheets. See Note 9, Notes Payable - New Financing and Modification, for additional disclosure regarding the Behringer Harvard Royal Island Debt, L.P.
Held for Sale
We had one property classified as held for sale at December 31, 2012 and none at December 31, 2013 and 2011. See Note 17—Discontinued Operations and Real Estate Held for Sale for more details.
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
Our variable interest in VIEs may be in the form of (1) equity ownership and/or (2) loans provided by us to a VIE or other partner. We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s), and contracts to purchase assets from VIEs.
Alexan Black Mountain
In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount up to $9.7 million to an unaffiliated third-party entity that owned a multifamily community under development, Alexan Black Mountain. The entity also obtained a construction loan with a third-party lender, with an aggregate principal amount up to $68.6 million. Our mezzanine loan is subordinate to the construction loan.
Based on our evaluation, we determined that this entity met the criteria of VIEs under GAAP, however we do not believe we are the primary beneficiary of this VIE as we do not direct the activities of the entity that most significantly affect the entity's economic performance. We do not have an equity investment in Alexan Black Mountain. Our maximum exposure to loss is limited to the net outstanding balance of the note receivable for Alexan Black Mountain as of December 31, 2013, 2012 and 2011. We have fully reserved against the note receivable.
In the fourth quarter of 2011, we recorded a reserve for loan losses of $2.5 million related to the mezzanine loan associated with Alexan Black Mountain bringing the carrying amount to zero as of December 31, 2011.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

8. Notes Receivable
Chase Park Plaza Working Capital Loan
We leased the hotel portion of the Chase Park Plaza property to the hotel operator, an unaffiliated entity that owns the remaining 5% of Chase Park Plaza. In conjunction with the lease agreement, Chase Park Plaza Hotel, LLC made a working capital and inventory loan of up to $1.9 million to the hotel operator in December 2006. The interest rate under the note is fixed at 5% per annum. The term of the note is the earlier of December 31, 2016 or the termination of the related hotel lease agreement. Annual payments of interest only are required each December with any remaining balance payable at the maturity date. In accordance with the hotel lease agreement, the tenant received a reduction in its base rental payment due in January 2010 in the amount of the interest paid on the promissory note in the previous December. This reduction in the lease payment is reflected as a straight-line adjustment to base rental revenue. On February 19, 2013, the lease was terminated and, as a result, we recorded a provision for loan loss of $0.2 million to reserve for the amount due. At December 31, 2013 and 2012, the note receivable balance in our balance sheets was $0 and $0.2 million.
Alexan Black Mountain
In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount up to $9.7 million to an unaffiliated third-party entity that owned a multifamily community under development, Alexan Black Mountain. The entity also obtained a construction loan with a third-party lender with a current principal balance of $27.2 million and $27.6 million at December 31, 2013 and 2012, respectively. Our mezzanine loan is subordinate to the construction loan.
In the fourth quarter of 2011, we recorded a reserve for loan losses of $2.5 million related to the mezzanine loan associated with Alexan Black Mountain bringing the carrying amount to zero as of December 31, 2011. The carrying value remains at zero as of December 31, 2013.
9. Notes Payable
The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties we consolidate at December 31, 2013 and 2012:

	Notes Payable as of
Description	December 31, 2013		December 31, 2012	Interest Rate	Maturity Date
Chase Park Plaza Hotel and Chase—The Private Residences	$46,511		$49,354	30-day LIBOR + 6.75%(1)(2)	12/9/2014
Northborough Tower	19,600		20,105	5.67%	1/11/2016
Royal Island(3)	12,907		9,941	15.00%	10/10/2016
Northpoint Central	15,813	15,813	16,040	5.15%	5/9/2017
Las Colinas Commons	11,661		11,828	5.15%	5/9/2017
BHFS II, LLC	7,083		7,180	30-day LIBOR + 3%(1)	2/1/2018
BHFS III, LLC	6,358		6,395	30-day LIBOR + 3%(1)	2/1/2018
BHFS IV, LLC	13,208		13,388	30-day LIBOR + 3%(1)	2/1/2018
BHFS Theatre, LLC(4)	4,944		4,632	30-day LIBOR + 3%(1)	2/1/2018
	$138,085		$138,863
Notes Payable included with Obligations related to real estate held for sale:
Becket House(5)	$—		$25,360
_______________________________________________________________________________

(1)	30-day LIBOR was 0.167% at December 31, 2013.

(2)	LIBOR interest rate subject to floor of 0.75%.

(3)
In February 2013, the lenders agreed to increase the amount available to draw on the loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. In October, November and December of 2013, the lenders increased the availability each month by the amount of the monthly operating costs. As a result, as of December 31, 2013, the outstanding balance on the loan was $12.9 million. See below New Financing and Modification.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

(4)
Pursuant to the Reorganization Plan, on December 27, 2012, we entered into a loan modification and the maturity date was extended to February 1, 2018 with one two-year extension available. The loan requires monthly payments of interest at LIBOR plus 300 basis points and monthly principal payments based upon a 30-year, 5% annual interest rate amortization schedule.

(5)
The Becket House loan consisted of three loans. As of December 31, 2012, the loan was classified as obligations associated with real estate held for sale on the consolidated balance sheet. On April 5, 2013, we sold our Becket House leasehold interest and the lender accepted the sale proceeds as full settlement of the outstanding debt.

Our notes payable balance was $138.1 million at December 31, 2013, as compared to $164.2 million, including the loan secured by Becket House (classified as held for sale) as of December 31, 2012 and consists of borrowings of debt related to our consolidated property acquisition and loan assumptions.
Each of our notes payable is collateralized by one or more of our properties. At December 31, 2013, our notes payable interest rates ranged from 3.2% to 15%, with a weighted average interest rate of approximately 6.5%. Of our $138.1 million in notes payable at December 31, 2013, $78.1 million represented debt subject to variable interest rates. At December 31, 2013, our notes payable had maturity dates that ranged from December 2014 to February 2018. We have unconditionally guaranteed payment of the notes payable related to the five loan tranches associated with our Frisco Square investment (the "BHFS Loans") up to $11.2 million. The BHFS Loans had an outstanding balance at December 31, 2013 of $31.6 million.
Our debt secured by Chase Park Plaza Hotel and Chase—The Private Residences matures on December 9, 2014. The loan became available for prepayment without penalty in December 2013. As the operations at the property have improved, we expect to refinance the project prior to the loan maturity with more favorable terms.
The Becket House loan matured on December 31, 2012.  On April 5, 2013, we sold the Becket House leasehold interest, and the lender accepted the sale proceeds as full satisfaction of the outstanding debt.  As of December 31, 2012, the Becket House loan was classified as obligations associated with real estate held for sale on the consolidated balance sheet.
New Financing and Modification
In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan (the "Debt LP Loan") for the purpose of preserving and protecting the collateral securing the bridge loan. The operating costs of our Royal Island property are currently funded through the property’s loan facility. In February 2013, the lenders agreed to increase the amount available to draw on the loan to $11.6 million. In June 2013 the lenders further increased the amount available to draw to $12.4 million. In October, November and December of 2013 the lenders increased the availability each month by the amount of the monthly operating costs. While the lenders may continue to increase the loan amount to protect their interests as we explore the development or sale of this property, there can be no assurance that the lenders will continue to fund the operating costs. The Debt LP Loan bears interest at 15% per annum. Payments are due from proceeds from sales or refinancing of the project or from payments received on the bridge loan. The Debt LP Loan matures at the earliest of (a) the date that the cash proceeds from sales of the collateral or refinancing of the bridge loan repay all accrued principal and interest outstanding, or (b) October 10, 2016. We anticipate the Debt LP Loan will be converted to a limited partnership interest in Royal Island L.P. as part of a recapitalization of Royal Island. On December 31, 2013 and 2012, the outstanding balance of the Debt LP Loan was $12.9 million and $9.9 million, respectively.
The following table summarizes our aggregate contractual obligations for principal payments excluding obligations associated with real estate held for sale as of December 31, 2013:

Principal Payments Due:	Amount
2014	$47,777
2015	1,335
2016	32,406
2017	26,755
2018	29,455
Thereafter	—
Total contractual obligations	137,728
Unamortized premium	357
Total	$138,085

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
Derivative instruments classified as assets were reported at their combined fair values of zero and less than $0.1 million in prepaid expenses and other assets at December 31, 2013 and December 31, 2012, respectively. We had no derivative instruments classified as liabilities as of December 31, 2013 and December 31, 2012. During the year ended December 31, 2013, we recorded a reclassification of unrealized loss of less than $0.1 million to interest expense to adjust the carrying amount of the interest rate caps not designated as hedging instruments at December 31, 2013. During the years ended December 31, 2012 and 2011, we recorded an unrealized gain of less than $0.1 million and an unrealized loss of $0.1 million to OCI in our statement of equity to adjust the carrying amounts of the interest rate caps qualifying as hedges at December 31, 2012 and 2011, respectively.
The following table summarizes the notional values of our derivative financial instruments as of December 31, 2013. The notional values provide an indication of the extent of our involvement in these instruments but do not represent exposure to credit, interest rate, or market risks:

Derivatives not designated as hedging instruments	Notional Value (in thousands)	Interest Rate / Strike Rate	Index	Maturity
Interest rate cap—Chase Park Plaza Hotel and Chase—The Private Residences	$59,000	3.0%	30-Day LIBOR	December 9, 2014
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2013 and 2012, respectively:

		Asset Derivatives
Derivatives not designated as hedging instruments	Balance Sheet Location	Fair Value at December 31, 2013	Fair Value at December 31, 2012

Interest rate derivative contracts	Prepaid expenses and other assets	$—	$2

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations for the periods ended December 31, 2013, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)			Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)(1)
	Year Ended December 31,			Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2011	2013	2012	2011
Interest rate	n/a	$13	$(149)	n/a	$(75)	$—
_______________________________________________________________________________

(1)	Amounts related to interest rate derivative contracts are included in interest expense.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Derivatives Not Designated as Hedging Instruments
Amount of Gain or (Loss)(1)
Year Ended December 31, 2013
Interest rate	$90
_______________________________________________________________________________

(1)
Amounts related to interest rate derivative contracts are included in interest expense. For the year ended December 31, 2013, reclassification out of OCI of $90 thousand was due to all derivatives being designated as non-hedging instruments as of January 31, 2013 compared to being designated as hedging instruments as of December 31, 2012.

Credit risk and collateral
Our credit exposure related to interest rates is represented by the fair value of contracts with a net liability fair value at the reporting date. These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty. Under our agreement with the counterparty related to our interest rate caps of Chase Park Plaza Hotel and Chase—The Private Residences, cash deposits may be required to be posted by the counterparty whenever its credit rating falls below certain levels. At December 31, 2013, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.
11. Leasing Activity
Future minimum base rental payments of our office properties due to us under non-cancelable leases in effect as of December 31, 2013 for our consolidated properties are as follows:

Year	Future Minimum Base Rental Payments
2014	$14,866
2015	14,751
2016	13,474
2017	12,137
2018	5,348
2019	2,536
2020	1,593
2021	1,628
2022	1,401
2023	1,127
Thereafter	1,354
Total	$70,215
The schedule above does not include rental payments due to us from our multifamily, hotel, student housing and self-storage properties, as leases associated with these properties typically are for periods of one year or less.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Significant Tenants
As of December 31, 2013, we had two leases that accounted for 10% or more of our aggregate annual rental revenues from our consolidated office properties. A tenant in our Northborough Tower office building accounted for $5.8 million, or 34%, of our aggregate annual rental revenue. The lease expires April 30, 2018. A tenant at our Las Colinas Commons office building accounted for $2 million, or 12%, of our aggregate annual rental revenue. The lease expires May 31, 2019.

The following table presents information about our significant tenant leases as of December 31, 2013:

				% of Rentable Sq. Ft. Leased (Unaudited)	Annualized Base Rent Statistics(1)
Tenant	Property	Tenant Industry	Square Feet (Unaudited)		Annualized Base Rent (in 000s)	% of Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration
Noble Energy, Inc. (2)	Northborough Tower	Crude Petroleum and Natural Gas Extraction	204,779	27%	$5,836	34%	$28.50	4/30/2018
Green Tree Servicing, LLC (2)	Las Colinas Commons	Agriculture, Forestry, Fishing and Hunting	119,116	16%	$2,038	12%	$17.11	5/31/2019
_______________________________________________________________________________

(1)
Annualized Base Rent represents contractual base rental income without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

(2)
The Noble Energy lease has one 5-year renewal option and the Green Tree Servicing lease has two 5-year renewal options available under the respective leases. Neither of the leases have an early termination provision.

Geographic Concentration
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
12. Commitments and Contingencies
Chapter 11 Bankruptcy Filings—Frisco Debtors
On June 13, 2012, the Frisco Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases"), in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The Chapter 11 Cases pertain only to the Frisco Debtors, and neither the Company nor any of its other wholly owned subsidiaries or joint ventures, either consolidated or unconsolidated, sought such protection.
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
Pursuant to the Reorganization Plan, the Frisco Debtors agreed to settle claims made by the City of Frisco. Under the Frisco Square Development Agreement as amended and supplemented (the "Development Agreement"), between certain predecessors-in-interest to the Frisco Debtors and the City of Frisco (the "City") the City was to be reimbursed approximately $1.3 million on April 1, 2013 related to the costs and expenses associated with the construction of Frisco Plaza located at Frisco Square near the Frisco City Hall (the "Plaza Obligation"). The City of Frisco issued $12.5 million of bonds that were used to make public improvements within the Frisco Square Management District (the, "MMD"). Under the Development Agreement,

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

the predecessors-in-interest to the Frisco Debtors agreed to be responsible for 50% of the bond debt service (the, "Bond Obligation). At the time the real property value within the MMD reaches $125 million the Bond Obligation will be reduced by 0.5% for each $1 million above the $125 million threshold. At $225 million of real property values within the MMD, the Bond Obligation is terminated. The total outstanding Bond Obligation at December 31, 2013 and 2012 was $5.6 million and $6.1 million, respectively.
The Development Agreement allowed that the Bond Obligation, the Plaza Obligation and other monetary obligations pursuant to the Development Agreement could be apportioned based upon the value of the real property and real property improvements if an association, as defined, is formed. The Frisco Square Property Owner's Association (the "POA") was formed on October 5, 2007. The POA pays for salaries, maintenance, special events, capital improvements and bond payments related to land within its defined area. In turn, the POA assesses its members for these costs. We are not the sole member of the POA. The annual bond debt service assessed by the POA is approximately $491,000. We expensed approximately $328,000 based upon our estimate of our pro rata share, in each of the years ended December 31, 2013 and 2012, which is included in the accompanying consolidated statements of operations and other comprehensive loss.
Pursuant to the Reorganization Plan, the Frisco Debtors paid the $1.3 million Plaza Obligation to the City of Frisco on December 27, 2012. For the Bond Obligation, the Frisco Debtors agreed to escrow one year's worth of principal and interest payments. The Frisco Debtors also agreed to make the semi-annual interest and principal payments. For both the Plaza Obligation and the Bond Obligation, the Frisco Debtors expect to utilize the POA to assess its members and to be reimbursed pro-ratably. The $1.3 million was included in prepaid expenses and other assets in the December 31, 2012 balance sheet. We expensed the $1.3 million in April 2013.
Under the Development Agreement, 720 parking spaces in a minimum of two parking garages were required to be constructed by February 2012 (the "Parking Obligation"). The Reorganization Plan extends the date to build the garages until February 1, 2018.
On February 4, 2014, the City of Frisco amended the Parking Obligation with respect to its lien on the vacant land held by BHFS I, LLC. We currently have a Letter of Intent to sell 1.71 acres of land to the City of Frisco for a building and parking garage development (the “Gearbox” development). We are also in negotiations to develop a 3.5 acre site for a 250-unit multifamily project which includes a parking garage (the “Frisco Multifamily” development). Under the amended Parking Obligation, if we contribute land for the Gearbox garage, construct the Frisco Multifamily development and build a structured public parking garage, that, when combined with the Gearbox garage provides 108 parking spaces that are open and free to the public at all times, the City of Frisco will not require any further escrow of funds from the sale of BHFS I, LLC land and will release the lien on the BHFS I, LLC land. For the Bond Obligation, the City will release the lien on the land to be sold provided that the City is provided with substitute collateral worth the amount of property to be sold. As discussed above, the Bond Obligation will be reduced from time to time and terminated once property values reach $225 million within the MMD.
Chase Park Plaza Hotel
On February 19, 2013, as a result of learning that Hotel funds were utilized to pay James and Francine Smith’s personal tax obligations, we terminated the hotel operating lease with Chase Park Plaza Hotel, LLC (“CPPH”), a 95% owned subsidiary of the Company that owns Chase Park Plaza Hotel, and Kingsdell, L.P. an unrelated entity that owns a 5% of CPPH, and terminated CWE Hospitality Services, LLC as the Hotel’s management company.
Also on February 19, 2013, CPPH filed a lawsuit in the Circuit Court of the City of St. Louis, State of Missouri against James L. Smith, Francine V. Smith, Marcia Smith Niederinghaus, Kingsdell L.P. and CWE Hospitality Services, LLC (collectively, the “Smith Defendants”). As part of the lawsuit, CPPH also filed a Motion for a Temporary Restraining Order, Preliminary and Permanent Injunction requesting the Court remove the Smith Defendants from the property and from interfering with Plaintiff and the Hotel. The Temporary Restraining Order was granted on February 19, 2013 and is in place until such time as the lawsuit proceeds to trial.
On March 22, 2013, the Smith Defendants filed counterclaims asserting breaches of the parties’ agreements, conversion of their property, and computer tampering in connection with CPPH taking control of the Hotel and seeking unspecified damages. We do not believe that the counterclaims made by the Smith Defendants have merit and intend to vigorously defend against them.
On March 3, 2014, the Court granted CPPH’s request to amend its complaint to assert claims of fraud and conspiracy against the attorneys and accountants advising the Smith Defendants regarding the payment of Smith’s personal taxes. CPPH intends to vigorously prosecute its claims against all defendants.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
On January 10, 2011, the board suspended the redemption program with respect to all redemption requests until further notice. No shares of common stock were redeemed during the year ended December 31, 2013. An aggregate total of 984,267 shares of common stock have been redeemed since inception.
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
Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. In connection with entering our disposition phase, on March 28, 2011, our board of directors discontinued regular, quarterly distributions and we ceased offering shares pursuant to the DRP. Any future distributions will be based on available cash after weighing operational needs.
Distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. Cash amounts distributed to stockholders during the years ended December 31, 2013, 2012 and 2011 were zero, zero and $0.5 million, respectively, and were funded from cash flow provided by operating activities.
14. Stock-Based Compensation
The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan ("Incentive Award Plan") was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors, and consultants of our affiliates. In November 2008, the board of directors approved an amendment to the grantees' stock option agreements for all awards granted prior to December 31, 2007, setting forth a revised vesting and expiration schedule. Accordingly, all options granted prior to December 31, 2007 that were previously outstanding and fully vested are subject to the revised vesting and expiration schedule as follows: 25% become exercisable in each of the calendar years 2010 and 2011 with the remaining 50% exercisable in the calendar year 2012. Any vested awards not exercised in the calendar year specified are forfeited and no longer exercisable. None of the options were exercised and all expired as of December 31, 2012.
Options to acquire 5,000 shares of our common stock were awarded to each of Ms. Bufkin, Mr. Gage and Mr. Kaplan on July 24, 2008, June 22, 2009, October 18, 2010, October 17, 2011 and November 9, 2012 in connection with their reelection to

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

our board of directors each year. As of December 31, 2013, each of Ms. Bufkin, Mr. Gage and Mr. Kaplan have 25,000 stock options for a total of 75,000 stock options outstanding at December 31, 2013.
On March 25, 2013, our board of directors, voted to amend the Incentive Award Plan to eliminate the automatic option grant. We did not recognize any incremental compensation cost as a result of these modifications. There were no stock options granted, exercised or expired in 2013.
The following table summarizes the outstanding options, options granted, exercised, and forfeited or expired after December 31, 2007, as well as the corresponding weighted average exercise prices, for the years ended December 31, 2013, 2012 and 2011:

Options	Shares		Weighted- Average Exercise Price
Outstanding at January 1, 2011	74,688		$8.78
Granted	15,000		7.66
Exercised	—
Forfeited or expired	(9,896)		9.10
Outstanding at December 31, 2011	79,792		8.53
Granted	15,000		4.12
Exercised	—
Forfeited or expired	(19,792)		9.10
Outstanding at December 31, 2012	75,000		7.50
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2013	75,000	(1)	7.50
Exercisable at December 31, 2013	75,000		7.50
_______________________________________________________________________________

(1)	The remaining contractual life of the outstanding options is 5.3 years.
Compensation expense associated with our Incentive Award Plan was not material for the years ended December 31, 2013, 2012, or 2011.
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
During the year ended December 31, 2013, Behringer Harvard Opportunity Advisors I received an annual asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate related assets and no asset management fee was paid or payable to the Advisor related to Alexan Black Mountain and Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month. For 2011 and 2012, this fee was equal to 0.75% and 0.60%, respectively, of the aggregate asset value of acquired real estate and real estate-related assets. For the years ended December 31, 2013, 2012 and 2011, we incurred $2.3 million, $3.3 million and $5.4 million of asset management fees, respectively. These amounts include asset management fees for properties whose operations were reclassed to discontinued operations.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the year ended December 31, 2013, there were no acquisition and advisory fees. For the years ended December 31, 2012 and 2011, we incurred $0.1 million and $0.4 million in acquisition and advisory fees, respectively.
Under the advisory management agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount. Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the year ended December 31, 2013. We incurred $0.5 million and $0.9 million in debt financing fees for the years ended December 31, 2012, and 2011, respectively.
We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers. For the years ended December 31, 2013, 2012, and 2011, we incurred costs for administrative services totaling $1.4 million, $1.8 million and $2 million, respectively.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, "BH Property Management"), fees for management, leasing, and construction supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred property management fees or oversight fees of $1 million, $0.9 million and $0.9 million in the years ended December 31, 2013, 2012, and 2011, respectively.
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
On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our short-term liquidity needs. The $2.5 million loan bore interest at a rate of 5% and had a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement, or (iii) the termination without cause of the property management agreement. On March 25, 2013, we fully repaid the loan and accrued interest. The balance on the loan at December 31, 2013 and 2012 was zero and $1.5 million, respectively.
At December 31, 2013, we had a payable to our Advisor and its affiliates of $0.8 million. This balance consists of accrued fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management. At December 31, 2012, we had a payable to our Advisor and its affiliates of $2.9 million. This balance consisted of accrued and deferred fees, including asset

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees, a loan of $1.5 million and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.
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
16. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below for the years ended December 31, 2013, 2012, and 2011:

	Year ended December 31,
	2013	2012	2011
Supplemental disclosure:
Interest paid, net of amounts capitalized	$11,414	$11,902	$13,463
Reorganization expenses paid	768	1,112	—
Income taxes paid, net of refunds	198	113	195
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	1,353	184	325
Capital expenditures for real estate under development in accounts payable and accrued liabilities	47	215	1,299
Capital expenditures for real estate under development contributed from unconsolidated joint venture	—	—	549
Contribution of notes receivable and accrued interest by noncontrolling interest holder	—	—	8,607
Amortization of deferred financing fees in properties under development	—	33	20
Transfer of noncontrolling interest	—	2,424	—
Common stock issued in distribution reinvestment plan	—	—	925
Capitalized deferred financing costs in accrued liabilities	—	319	521
Consolidation of properties
Real estate and lease intangibles	—	24,000	—
Restricted Cash	—	493	—
Notes receivable	—	(18,037)	—
Other assets and liabilities, net	—	(6,468)	—
Consolidation of hotel operations with no consideration paid:
Assets consolidated	(2,649)	—	—
Liabilities consolidated	2,649	—	—

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

17. Discontinued Operations and Real Estate Held for Sale
As of December 31, 2012, we had one consolidated joint venture property classified as held for sale, Becket House, which we sold on April 5, 2013. We did not have any assets classified as held for sale as of December 31, 2013 and 2011.
The following table summarizes the disposition of our properties during 2011, 2012 and 2013 ($ in millions):

Property Name	Date of Disposition	Contract Sales Price
12600 Whitewater	April 26,2011	$9.6
2603 Augusta	June 30, 2011	24.0
Crossroads	October 4, 2011	27.9
Regency Center	December 21, 2011	16.8
Santa Clara 700/750 Joint Venture	May 18, 2012	47.8
Tanglewood at Voss	May 29, 2012	52.5
5000 S. Bowen Road	August 16, 2012	25.9
Bent Tree Green	October 16, 2012	12.0
Becket House	April 5, 2013	19.8
Rio Salado	May 28, 2013	9.3
4950 S. Bowen Road	October 22, 2013	1.6

We have classified the results of operations for the properties above (except for Rio Salado and 4950 S. Bowen Road) into discontinued operations in the accompanying consolidated statements of operations and comprehensive loss, as summarized in the following table:

	Years Ended December 31,
	2013	2012	2011
Revenues
Rental revenue	$514	$9,043	$22,397
Expenses
Property operating expenses	189	2,489	5,524
Bad debt expense	(111)	197	112
Interest expense	633	5,053	7,992
Real estate taxes	(21)	1,153	3,426
Impairment charge	305	1,263	5,167
Property management fees	24	300	764
Asset management fees	16	386	1,375
Depreciation and amortization	—	3,087	9,252
Total expenses	1,035	13,928	33,612
Interest Income	(2)	(4)	(6)
Realized loss on currency translation adjustment(1)	(3,624)	—	—
Gain on troubled debt restructuring(1)	8,132	—	452
Loss on early extinguishment of debt(2)	—	(1,379)	—
Gain on sale of real estate property	—	11,996	849
Gain (Loss) from discontinued operations	$3,985	$5,728	$(9,920)
_______________________________________________________________________________

(1)
Due to the sale of Becket House on April 5, 2013, $3.6 million was reclassified from unrealized foreign currency translation loss in OCI to net loss and $8.1 million was recorded as a gain on troubled debt restructuring. Gain on troubled debt restructuring of $0.5 million in 2011 was related to the sale of Crossroads on October 4, 2011.

(2)	Loss on early extinguishment of debt was approximately $1.4 million and represents premiums paid and the write-off of unamortized debt issuance costs related to 5000 S. Bowen Road.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

We did not classify the condominiums sold during 2011, 2012 or 2013 at Chase—The Private Residences as discontinued operations. Additionally, on January 12, 2011, we sold 4.77 acres of land that was a part of our Frisco Square investment to an unaffiliated third party that is not included in discontinued operations.
The major classes of Becket House assets and liabilities associated with the real estate held for sale, net of impairment, as of December 31, 2012 were as follows:

December 31, 2012
Leasehold interest	$19,580
Lease intangibles, net	274
Assets associated with real estate held for sale	$19,854
Notes payable	$25,360
Accrued interest payable	3,567
Obligations associated with real estate held for sale	$28,927
We did not have any properties classified as held for sale at December 31, 2013.
18. Frisco Debtors
Chapter 11 Bankruptcy Filings—Frisco Debtors
On June 13, 2012 (the "Petition Date"), the Frisco Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Cases"), in the United States Bankruptcy Court for the Eastern District of Texas (the "Bankruptcy Court"). The Chapter 11 Cases pertain only to the Frisco Debtors, and neither the Company nor any of its other wholly owned subsidiaries or joint ventures, either consolidated or unconsolidated, sought such protection.
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
Pursuant to the Reorganization Plan, on December 27, 2012, the Frisco Debtors entered into an amended and restated loan agreement related to the BHFS Loans, a modification of the Theater Loan and executed a new guaranty agreement. See Note 9 Notes Payable for further information.
Pursuant to the Reorganization Plan, the Frisco Debtors agreed to settle claims made by the City of Frisco. Under the Frisco Square Development Agreement, as amended and supplemented (the "Development Agreement"), between certain predecessors-in-interest to the Frisco Debtors and the City of Frisco (the "City"), the City was to be reimbursed approximately $1.3 million on April 1, 2013 related to the costs and expenses associated with the construction of Frisco Plaza located at Frisco Square near the Frisco City Hall (the, "Plaza Obligation"). The City of Frisco issued $12.5 million of bonds that were used to make public improvements within the Frisco Square Management District (the, "MMD"). Under the Development Agreement, the predecessors-in-interest to the Frisco Debtors agreed to be responsible for 50% of the bond debt service (the, "Bond Obligation). At the time the real property value within the MMD reaches $125 million the Bond Obligation will be reduced by 0.5% for each $1 million above the $125 million threshold. At $225 million of real property values within the MMD the Bond Obligation is terminated. The total outstanding Bond Obligation at December 31, 2013 and 2012 was $5.6 million and $6.1 million, respectively.
The Development Agreement allowed that the Bond Obligation, the Plaza Obligation and other monetary obligations pursuant to the Development Agreement could be apportioned based upon the value of the real property and real property improvements if an association, as defined, is formed. The Frisco Square Property Owner's Association (the, "POA") was formed on October 5, 2007. The POA pays for salaries, maintenance, special events, capital improvements and bond payments related to land within its defined area. In turn, the POA assesses its members for these costs. We are not the sole member of the POA. The annual bond debt service assessed by the POA is approximately $491,000. The Frisco Debtors expensed approximately $328,000, based upon our estimate of our pro rata share, in each of the years ended December 31, 2013 and 2012, which is included in the accompanying consolidated statements of operations and other comprehensive loss.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Pursuant to the Reorganization Plan, the Frisco Debtors paid the $1.3 million Plaza Obligation to the City of Frisco on December 27, 2012. For the Bond Obligation, the Frisco Debtors agreed to escrow one year's worth of principal and interest payments. The Frisco Debtors also agreed to make the semi-annual interest and principal payments. For both the Plaza Obligation and the Bond Obligation, the Frisco Debtors expect to utilize the POA to assess its members and to be reimbursed pro-ratably. The $1.3 million was included in prepaid expenses and other assets in the December 31, 2012 balance sheet. We expensed the $1.3 million in April 2013.
Under the Development Agreement, 720 parking spaces in a minimum of two parking garages were required to be constructed by February 2012 (the "Parking Obligation"). The Reorganization Plan extends the date to build the garages until February 1, 2018.
On February 4, 2014, the City of Frisco amended the Parking Obligation with respect to its lien on the vacant land held by BHFS I, LLC. We currently have a Letter of Intent to sell 1.71 acres of land to the City of Frisco for a building and parking garage development (the “Gearbox” development). We are also in negotiations to develop a 3.5 acre site for a 250-unit multifamily project which includes a parking garage (the “Frisco Multifamily” development). Under the amended Parking Obligation, if we contribute land for the Gearbox garage, construct the Frisco Multifamily development and build a structured public parking garage, that, when combined with the Gearbox garage provides 108 parking spaces that are open and free to the public at all times, the City of Frisco will not require any further escrow of funds from the sale of BHFS I, LLC land and will release the lien on the BHFS I, LLC land. For the Bond Obligation, the City will release the lien on the land to be sold provided that the City is provided with substitute collateral worth the amount of property to be sold. As discussed above, the Bond Obligation will be reduced from time to time and terminated once property values reach $225 million within the MMD.

19. Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$10,461	$14,381	$13,720	$16,506
Loss from continuing operations	(6,663)	(5,227)	(7,434)	(4,121)
Income (loss) from discontinued operations	(645)	4,534	—	96
Gain (loss) on sale of real estate	—	95	—	(9)
Add: Net income (loss) attributable to the noncontrolling interest	219	(1,492)	221	170
Net loss attributable to common stockholders	(7,089)	(2,090)	(7,213)	(3,864)
Basic and diluted weighted average shares outstanding	56,500	56,500	56,500	56,500
Basic and diluted loss per share	$(0.12)	$(0.04)	$(0.13)	$(0.07)

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$11,126	$11,097	$10,273	$9,508
Loss from continuing operations	(7,303)	(19,090)	(6,620)	(29,273)
Income (loss) from discontinued operations	(1,080)	2,962	4,403	(557)
Gain (loss) on sale of real estate	—	—	—	—
Add: Net loss attributable to the noncontrolling interest	504	2,203	272	803
Net loss attributable to common stockholders	(7,879)	(13,925)	(1,945)	(29,027)
Basic and diluted weighted average shares outstanding	56,500	56,500	56,500	56,500
Basic and diluted loss per share	$(0.14)	$(0.25)	$(0.03)	$(0.51)
Operating properties which have been disposed have been reclassified and reported in discontinued operations for all periods presented.

Behringer Harvard Opportunity REIT I, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2013, 2012, and 2011
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts	$234	$2,585	$—	$444		$2,375
Allowance for loan loss	13,897	—	—	—	(1)	13,897
Year ended December 31, 2012
Allowance for doubtful accounts	$377	$721	$—	$864		$234
Allowance for loan loss	34,665	12,249	—	33,017	(1)	13,897
Year ended December 31, 2011
Allowance for doubtful accounts	$377	$461	$—	$461		$377
Allowance for loan loss	7,136	27,529	—	—		34,665
_______________________________________________________________________________

(1)	On June 6, 2012 we gained control of Royal Island when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. As a result we now eliminate the note receivable.

Behringer Harvard Opportunity REIT I, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2013
(amounts in thousands)

			Initial Cost
Property Name	Location	Encumbrances	Land and improvements	Building and improvements	Cost capitalized subsequent to acquisition(3)	Gross amount carried at close of period	Accumulated depreciation	Year of construction	Date acquired	Depreciable life
Chase Park Plaza	St. Louis, MO	$46,511	$3,612	$50,143	$40,091	$93,846	$15,928	1922 - 1931	12/8/2006	(1)
Las Colinas Commons	Irving, TX	11,661	2,785	9,718	3,773	16,276	3,717	1979 - 2001	12/20/2006	(2)
The Lodge & Spa at Cordillera	Edwards, CO	—	9,398	7,468	(6,778)	10,088	1,375	1988	6/6/2007	(1)
Frisco Square	Frisco, TX	31,592	40,098	27,907	13,031	81,036	12,297	2002 - 2003	8/3/2007	(2)
Northpoint Central	Houston, TX	15,813	750	19,849	3,710	24,309	6,796	1982	9/13/2007	(2)
Northborough Tower	Houston, TX	19,601	1,400	31,401	2,110	34,911	7,611	1983	2/26/2008	(2)
Royal Island	Commonwealth of Bahamas	12,907	21,158	2,842	66	24,066	928	—	6/6/2012	(2)
Totals		$138,085	$79,201	$149,328	$56,003	$284,532	$48,652
_______________________________________________________________________________

(1)	Hotels are 39 years

(2)	Buildings are 25 years

(3)	Includes adjustment to basis, such as impairment losses

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 is as follows:
Real Estate and Accumulated Depreciation
Schedule III
(amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
Real Estate:
Balance at beginning of period	$292,737	$401,779	$498,318
Acquisitions	—	24,000	—
Improvements	4,222	5,154	7,058
Write-offs	(1,635)	(697)	(454)
Reclassification(1)	—	1,150	—
Impairment loss	(119)	(8,552)	(16,424)
Cost of real estate sold	(10,673)	(130,097)	(86,719)
Balance at end of the period	$284,532	$292,737	$401,779
Accumulated depreciation:
Balance at beginning of period	$41,186	$46,253	$44,414
Depreciation expense	9,073	11,249	14,929
Write-offs	(1,607)	(717)	(426)
Disposals	—	(15,599)	(12,664)
Balance at end of the period	$48,652	$41,186	$46,253
_______________________________________________________________________________

(1)	Includes reclassification of $0.7 million and $0.5 million from condominium inventory to land and building, respectively.

Behringer Harvard Opportunity REIT I, Inc.
Mortgage Loans on Real Estate
Schedule IV
December 31, 2013
(amounts in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Alexan Black Mountain mezzanine loan	10.50%	12/29/2014	No payment until completion	$27,200	(1)	$9,676	$—	$—
_______________________________________________________________________________

(1)	We do not hold the construction loan on this property. Accordingly, the amount of the prior lien at December 31, 2013 is estimated.

Reconciliation of the Carrying Amount of Mortgages:
Balance at beginning of 2011	$46,668
Additions during period:
New mortgage loans	5,141
Contribution on note—noncontrolling partner(2)	7,000
Deductions during period:
Allowance for loan loss	(27,529)
Balance at close of 2011	$31,280

Additions during period:
New mortgage loans	2,023
Deductions during period:
Allowance for loan loss	(15,267)
Elimination upon consolidation(3)	(18,036)
Balance at close of 2012	$—
_______________________________________________________________________________

(2)	Related to Royal Island loan.

(3)	On June 6, 2012, we consolidated Royal Island. As a result, the note receivable between the Company and Royal Island was eliminated as an intercompany transaction.
*****

EXHIBIT INDEX

Exhibit Number		Description
3.1		Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on July 29, 2008)

3.2		Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on June 9, 2011)

3.3		Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)

3.4		First Amendment to the Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on January 24, 2012)

10.1	*	Office Lease Agreement between EOP-Northborough Tower Limited Partnership and Noble Energy, Inc. dated October 23, 2002

10.2	*
Exhibit B Registration and Commission Agreement between Northborough Partners, LP, Landlord, and Broker for Noble Energy, Inc. in connection with Northborough Tower, Houston, Texas dated in November 2006

10.3	*	First Amendment to Office Lease Agreement between TX-Northborough Tower LP and Noble Energy, Inc. dated May 14, 2003

10.4	*	Second Amendment to Office Lease Agreement between TX-Northborough Tower LP and Noble Energy, Inc. dated May 27, 2003

10.5	*	Third Amendment to Office Lease Agreement between TX-Northborough Tower LP and Noble Energy, Inc. dated September 27, 2004

10.6	*	Fourth Amendment to Office Lease Agreement between TX-Northborough Tower LP and Noble Energy, Inc. dated December 28, 2005

10.7	*	Fifth Amendment to Office Lease Agreement between Northborough Partners LP and Noble Energy, Inc. dated February 13, 2007

10.8	*	Sixth Amendment to Office Lease Agreement between Northborough Partners LP and Noble Energy, Inc. dated February 16, 2007

10.9	*	Seventh Amendment to Office Lease Agreement between Northborough Partners LP and Noble Energy, Inc. dated May 15, 2007

10.10	*	Eighth Amendment to Office Lease Agreement between Behringer Harvard Northborough LP and Noble Energy, Inc. dated April 22, 2009

10.11
Second Amendment to the Second Amended and Restated Advisory Management Agreement between the Registrant and Behringer Harvard Opportunity Advisors I, LLC dated December 14, 2012 and effective as of January 1, 2013 (previously filed in and incorporated by reference to Form 8-K filed on December 19, 2012)

10.12
Third Amended and Restated Advisory Management Agreement between the Registrant and Behringer Harvard Opportunity Advisors I, LLC dated May 15, 2013 (previously filed in and incorporated by reference to Form 10-Q filed on August 13, 2013)

EXHIBIT INDEX (Continued)

Exhibit Number		Description

21.1	*	List of Subsidiaries

31.1	*	Rule 13a-14(a)/15d-14(a) Certification

31.2	*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	(1)	Section 1350 Certification

32.2*	(1)	Section 1350 Certification

99.1		Amended and Restated Policy for Estimation of Common Stock Value (previously filed in and incorporated by reference to Exhibit 99.2 to Form 10-K filed on March 29, 2012)

101
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 25, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________
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