Form 10-Q
period 2014-03-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2014-05-08
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended March 31, 2014

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Real estate
Land and improvements, net	$71,168	$71,244
Buildings and improvements, net	161,962	163,731
Real estate under development	1,945	905
Total real estate	235,075	235,880
Condominium inventory	2,967	2,967
Cash and cash equivalents	33,656	36,796
Restricted cash	4,645	4,890
Accounts receivable, net	7,935	7,237
Prepaid expenses and other assets	1,319	1,553
Investments in unconsolidated joint ventures	18,444	18,495
Furniture, fixtures and equipment, net	2,162	2,430
Deferred financing fees, net	1,187	1,383
Lease intangibles, net	4,808	5,093
Other intangibles, net	5,248	5,396
Total assets	$317,446	$322,120
Liabilities and Equity
Notes payable	$138,271	$138,085
Accounts payable	880	927
Payables to related parties	1,093	771
Acquired below-market leases, net	1,346	1,437
Accrued and other liabilities	20,739	21,530
Total liabilities	162,329	162,750
Commitments and contingencies	—	—
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at March 31, 2014 and December 31, 2013	6	6
Additional paid-in capital	505,167	505,167
Accumulated distributions and net loss	(352,714)	(348,541)
Accumulated other comprehensive loss	364	366
Total Behringer Harvard Opportunity REIT I, Inc. equity	152,823	156,998
Noncontrolling interest	2,294	2,372
Total equity	155,117	159,370
Total liabilities and equity	$317,446	$322,120

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2014	2013
Revenues
Rental revenue	$4,965	$5,923
Hotel revenue	7,453	4,128
Condominium sales	—	409
Total revenues	12,418	10,460
Expenses
Property operating expenses	1,836	2,498
Hotel operating expenses	6,215	3,619
Bad debt expense	(35)	1,343
Cost of condominium sales	—	417
Interest expense	2,413	2,397
Real estate taxes	937	905
Property management fees	389	320
Asset management fees	564	583
General and administrative	1,265	1,868
Depreciation and amortization	3,057	3,401
Total expenses	16,641	17,351

Interest income	12	17
Other income, net	—	19
Loss from continuing operations before reorganization items, income taxes and equity in (losses) earnings of unconsolidated joint ventures	(4,211)	(6,855)
Reorganization items, net	—	(118)
Provision for income taxes	(32)	(32)
Equity in (losses) earnings of unconsolidated joint ventures	(27)	350
Loss from continuing operations	(4,270)	(6,655)
Loss from discontinued operations	—	(653)
Net loss	(4,270)	(7,308)
Add: Net loss attributable to the noncontrolling interest
Continuing operations	97	92
Discontinued operations	—	127
Net loss attributable to common shareholders	$(4,173)	$(7,089)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500
Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.07)	$(0.12)
Discontinued operations	—	(0.01)
Basic and diluted loss per share	$(0.07)	$(0.13)
Amounts attributable to common shareholders:
Continuing operations	$(4,173)	$(6,563)
Discontinued operations	—	(526)
Net loss attributable to common shareholders	$(4,173)	$(7,089)
Comprehensive loss
Net loss	$(4,270)	$(7,308)
Other comprehensive income (loss):
Foreign currency translation gain	(23)	(188)
Reclassification of unrealized loss on interest rate derivatives to net income	22	21
Total other comprehensive income (loss)	(1)	(167)
Comprehensive loss	(4,271)	(7,475)
Comprehensive loss attributable to noncontrolling interest	96	121
Comprehensive loss attributable to common shareholders	$(4,175)	$(7,354)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	1,000	$—	56,500,472	$6	$505,167	$(328,285)	$(4,660)	$1,364	$173,592
Net loss	—	—	—	—	—	(7,089)	—	(219)	(7,308)
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	—	—	—	(286)	98	(188)
Reclassification of unrealized loss on interest rate derivatives to net loss	—	—	—	—	—	—	21	—	21
Balance at March 31, 2013	1,000	$—	56,500,472	$6	$505,167	$(335,374)	$(4,925)	$1,243	$166,117

Balance at January 1, 2014	1,000	$—	56,500,472	$6	$505,167	$(348,541)	$366	$2,372	$159,370
Net loss	—	—	—	—	—	(4,173)	—	(97)	(4,270)
Contributions from noncontrolling interest								18	18
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	—	—	—	(23)	—	(23)
Reclassification of unrealized loss on interest rate derivatives to net loss	—	—	—	—	—	—	21	1	22
Balance at March 31, 2014	1,000	$—	56,500,472	$6	$505,167	$(352,714)	$364	$2,294	$155,117

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,270)	$(7,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,977	3,351
Amortization of deferred financing fees	196	197
Impairment charge	—	305
Bad debt expense	(35)	1,232
Equity in losses (earnings) of unconsolidated joint ventures	27	(350)
Loss on derivatives	22	21
Change in operating assets and liabilities:
Accounts receivable	(663)	(175)
Condominium inventory	—	395
Prepaid expenses and other assets	253	263
Accounts payable	(78)	(1,384)
Accrued and other liabilities	(694)	1,590
Payables to related parties	322	(510)
Lease intangibles	(30)	(27)
Cash used in operating activities	(1,973)	(2,400)

Cash flows from investing activities:
Additions of property and equipment	(1,658)	(341)
Change in restricted cash	245	(762)
Net assets consolidated from hotel operations	—	143
Cash used in investing activities	(1,413)	(960)

Cash flows from financing activities:
Proceeds from notes payable	548	745
Payments on related parties note payable	—	(1,500)
Payments on notes payable	(320)	(559)
Contributions from noncontrolling interest holders	18	—
Cash provided by (used in) financing activities	246	(1,314)

Effect of exchange rate changes on cash and cash equivalents	—	(10)

Net change in cash and cash equivalents	(3,140)	(4,684)
Cash and cash equivalents at beginning of the year	36,796	34,825
Cash and cash equivalents at end of the period	$33,656	$30,141

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
We operate commercial real estate and real estate-related assets located in and outside the United States on an opportunistic and value-add basis.  We have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of March 31, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or its subsidiaries thereof.  Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust. We have entered our disposition phase and are currently considering liquidity options for our stockholders. Therefore, we are not actively seeking to purchase additional properties. We will seek stockholder approval prior to liquidating our entire portfolio. Our investment properties are located in Colorado, Missouri, Nevada, Texas, The Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
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
Our ability to continue as a going concern is dependent upon our ability to sell real estate investments to pay down debt as it matures if extensions or new financings are unavailable, and our ability to fund ongoing costs of our Company, including our development and operating properties.
2. Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2014.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets and condensed consolidated statements of equity as of March 31, 2014, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013, and the condensed consolidated statements of equity and cash flows for the three months ended March 31, 2014 and 2013

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of March 31, 2014 and our condensed consolidated results of operations, equity, and cash flows for the periods ended March 31, 2014 and 2013.  Such adjustments are normal and recurring in nature.
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
Real Estate
We amortize the value of in-place leases acquired to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of March 31, 2014, the estimated remaining useful lives for acquired lease intangibles range from less than 1 year to approximately 8 years.
Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of March 31, 2014 is as follows (in thousands):

Year	Lease Intangibles
April 1, 2014 - December 31, 2014	$241
2015	312
2016	300
2017	300
2018	127
Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

March 31, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$211,463	$72,646	$11,032	$(3,578)	$9,626
Less: depreciation and amortization	(49,501)	(1,478)	(6,224)	2,232	(4,378)
Net	$161,962	$71,168	$4,808	$(1,346)	$5,248

December 31, 2013	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$210,980	$72,646	$11,022	$(3,578)	$9,626
Less: depreciation and amortization	(47,249)	(1,402)	(5,929)	2,141	(4,230)
Net	$163,731	$71,244	$5,093	$(1,437)	$5,396

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condominium Inventory
 Condominium inventory is stated at the lower of cost or fair market value and consists of land acquisition costs, land development costs, construction costs, interest, and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At March 31, 2014 and December 31, 2013, condominium inventory consisted of $3 million of our one remaining unfinished unit at Chase — The Private Residences.
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
Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $6.6 million and $6.2 million as of March 31, 2014 and December 31, 2013, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $3.6 million and $3.4 million as of March 31, 2014 and December 31, 2013, respectively.  The allowance for doubtful accounts was $2.3 million and $2.4 million as of March 31, 2014 and December 31, 2013, respectively.
Reorganization Expense
Reorganization items are expense or income items that were incurred or realized by our special purpose entity Behringer Harvard Frisco Square, LP along with our indirect subsidiaries, BHFS I, LLC, BHFS II, LLC, BHFS III, LLC, BHFS IV, LLC and BHFS Theater, LLC as a result of the 2012 restructuring and are presented separately in the condensed consolidated statements of operations and comprehensive loss.
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
We also evaluate our investments in notes receivable as of each reporting date. If we believe that it is probable we will not collect all principal and interest in accordance with the terms of the notes, we consider the loan impaired. When evaluating loans for potential impairment, we compare the carrying amount of the loans to the present value of future cash flows discounted at the loan's effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans. For impaired loans, a provision is made for loan losses to adjust the reserve for loan losses. The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date. The reserve is adjusted through the provision for loan losses account on our condensed consolidated statements of operations and comprehensive loss.

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
Reclassification
To conform to the current year presentation, which presents hotel operating expense as a separate component of property operating expense on our condensed consolidated statements of operations and comprehensive income due to the acquisition of the Chase Park Plaza hotel operations, we reclassified $3.6 million from property operating expense to hotel operating expense for the three months ended March 31, 2013.
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The update changes the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. In addition, ASU 2014-08 requires expanded disclosures for discontinued operations so users of the financial statements will be provided with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact the adoption of this guidance may have on our condensed consolidated financial condition, results of operations, cash flows or disclosures.

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
Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements and noted no subsequent events that would require adjustment to the condensed consolidated financial statements or additional disclosure in the notes to the condensed consolidated financial statements.
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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
As of March 31, 2014 and December 31, 2013, our derivatives had a fair value of zero.
Nonrecurring Fair Value Measurements
We recorded no non-cash impairment charges during the three months ended March 31, 2014.
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
The inputs used to calculate the fair value of these assets included bona fide purchase offers, or the expected sales price of an executed sales agreement and market comparables. The market comparable estimate is considered Level 3 under the fair value hierarchy described above.
The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the period presented (in thousands):

As of December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(1)
Assets
Land and improvements, net	$—	$1,523	$—	$1,523	$(119)
Condominium inventory (finished units)	—	—	3,158	3,158	(264)
Other intangibles	—	—	—	—	(244)
	$—	$1,523	$3,158	$4,681	$(627)
 _________________________________

(1)	Excludes $0.3 million in impairment losses recorded in the first quarter of 2013 and included in discontinued operations for Becket House that was disposed of as of December 31, 2013.
Quantitative Information about Level 3 Fair Value Measurements
($ in thousands, except per square feet)

Description	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Condominium inventory (finished units)(1)	$3,158	Market comparable	Amount per condo unit due to limited market comparables	$455 to $607 per square feet
________________________________

(1)	In the fourth quarter of 2013, we recorded an impairment of $0.3 million associated with units sold.
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2014 and the year ended December 31, 2013.
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
As of March 31, 2014 and December 31, 2013, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.
The notes payable totaling $138.3 million as of March 31, 2014 and $138.1 million as of December 31, 2013, have a fair value of approximately $136.1 million and $135.8 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
The fair value estimates presented herein are based on information available to our management as of March 31, 2014 and December 31, 2013. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.
6. Real Estate Investments
As of March 31, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheets.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of March 31, 2014:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	95%	2006
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006
Frisco Square	Frisco, Texas	100,500	mixed-use development (multifamily, retail, office, restaurant and land)	100%	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	94%	2007
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2008
Royal Island(1)	Commonwealth of Bahamas	—	land and planned development	87%	2012
_________________________________

(1)
Our initial investment in Royal Island was made in May 2007. We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

We recorded non-cash impairment charges within discontinued operations of approximately $0.3 million related to a reduction in the fair value of certain of our real estate assets during the three months ending March 31, 2013.  See Note 4 Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements for additional information.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of March 31, 2014 and December 31, 2013 ($ in thousands):

		Carrying Value of Investment
Property Name	Ownership Interest(1)	March 31, 2014	December 31, 2013
Central Europe Joint Venture	47.01%	$18,444	$18,495

Our investment in unconsolidated joint venture as of March 31, 2014 and December 31, 2013 consisted of our proportionate share of the combined assets and liabilities of our investment property shown at 100% as follows (in thousands):

	March 31, 2014	December 31, 2013
Real estate assets, net	$107,513	$108,795
Cash and cash equivalents	3,426	3,627
Other assets	1,920	2,022
Total assets	$112,859	$114,444

Notes payable	$80,219	$80,968
Other liabilities	2,809	3,139
Total liabilities	83,028	84,107

Equity	29,831	30,337
Total liabilities and equity	$112,859	$114,444
Our equity in earnings and losses from our investment is our proportionate share of the combined earnings and (losses) of our unconsolidated joint venture for the three months ended March 31, 2014 and 2013, shown at 100%, as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$2,808	$3,127

Operating expenses:
Operating expenses	655	743
Property taxes	83	80
Total operating expenses	738	823

Operating income	2,070	2,304

Non-operating expenses:
Depreciation and amortization	1,124	1,323
Impairment charges	—	—
Interest and other, net(2)	1,003	241
Total non-operating expenses	2,127	1,564

Net income (loss)	$(57)	$740

Equity in earnings (losses) of unconsolidated joint ventures(1)	$(27)	$350
________________________________

(1)	Company’s share of net earnings and (losses).

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.                          Notes Payable
The following table sets forth our notes payable on our consolidated properties at March 31, 2014 and December 31, 2013 ($ in thousands):

	Notes Payable as of
Description	March 31, 2014	December 31, 2013	Interest Rate	Maturity Date
Chase Park Plaza Hotel and Chase - The Private Residences	$46,511	$46,511	30-day LIBOR + 6.75%(1)(2)	12/9/2014
Northborough Tower	19,467	19,600	5.67%	1/11/2016
Royal Island(3)	13,455	12,907	15.00%	10/10/2016
Northpoint Central	15,752	15,813	5.15%	5/9/2017
Las Colinas Commons	11,615	11,661	5.15%	5/9/2017
BHFS II, LLC	7,056	7,083	30-day LIBOR + 3%(1)	2/1/2018
BHFS III, LLC	6,333	6,358	30-day LIBOR + 3%(1)	2/1/2018
BHFS IV, LLC	13,157	13,208	30-day LIBOR + 3%(1)	2/1/2018
BHFS Theatre, LLC	4,925	4,944	30-day LIBOR + 3%(1)	2/1/2018
	$138,271	$138,085
_________________________________

(1)	30-day London Interbank Offer Rate (“LIBOR”) was 0.1549% at March 31, 2014.

(2)	LIBOR interest rate subject to floor of 0.75%.

(3)
In February 2013, the lenders agreed to increase the amount available to draw on the loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. Beginning in October 2013, the lenders increased the availability each month by the amount of the monthly operating costs. As a result, as of March 31, 2014, the outstanding balance on the loan was $13.5 million. See New Financing and Modification below.

Our notes payable balance was $138.3 million at March 31, 2014, as compared to $138.1 million as of December 31, 2013, and consisted of borrowings of debt related to our consolidated property acquisition and loan assumptions.
Each of our notes payable is collateralized by one or more of our properties.  At March 31, 2014, our notes payable interest rates ranged from 3.2% to 15%, with a weighted average interest rate of approximately 6.5%.  Of our $138.3 million in notes payable at March 31, 2014, $78 million represented debt subject to variable interest rates.  At March 31, 2014, our notes payable had maturity dates that ranged from December 2014 to February 2018.  We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS loans had an outstanding balance at March 31, 2014 of $31.5 million.
Our debt secured by Chase Park Plaza Hotel and Chase—The Private Residences matures on December 9, 2014. The loan became available for prepayment without penalty in December 2013. We expect to refinance the project prior to the loan maturity with more favorable terms.
New Financing and Modification
In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan (the "Debt LP Loan") for the purpose of preserving and protecting the collateral securing the bridge loan. The operating costs of our Royal Island property are currently funded through the Debt LP Loan. In February 2013, the lenders agreed to increase the amount available to draw on the Debt LP Loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. Beginning in October 2013, the lenders have increased the availability each month by the amount of the monthly operating costs. While the lenders may continue to increase the loan amount to protect their interests as they explore the development or sale of this property, there can be no assurance that the lenders will continue to increase the loan. The Debt LP Loan bears interest at 15% per annum. Payments are due from proceeds from sales or refinancing of the project or from payments received on the bridge loan. The Debt LP Loan matures at the earliest of (a) the date that the cash proceeds from sales of the collateral or refinancing of the bridge loan repay all accrued principal and interest outstanding, or (b) October 10, 2016. We anticipate the Debt LP Loan will be converted to a limited partnership interest in Royal Island L.P. as part of a recapitalization of Royal Island. On March 31, 2014 and December 31, 2013, the outstanding balance of the Debt LP Loan was $13.5 million and $12.9 million, respectively.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes our aggregate contractual obligations for principal payments as of March 31, 2014 (in thousands):

Principal Payments Due:	Amount
April 1, 2014 - December 31, 2014	$47,458
2015	1,335
2016	32,954
2017	26,754
2018	29,455
Total contractual obligations	137,956
Unamortized premium	315
Total	$138,271
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
Derivative instruments classified as assets had combined fair values of zero at March 31, 2014 and December 31, 2013.  We had no derivative instruments classified as liabilities as of March 31, 2014 or December 31, 2013.  During the three months ended March 31, 2014 and 2013, we recorded a reclassification of unrealized loss of less than $0.1 million to interest expense to adjust the carrying amount of the interest rate caps qualifying as non-hedges at March 31, 2014 and 2013.
The following table summarizes the notional values of our derivative financial instruments as of March 31, 2014.  The notional values provide an indication of the extent of our involvement in these instruments but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Not Designated as Hedging Instrument
Interest rate cap - Chase Park Plaza Hotel and Chase - The Private Residences	$59,000	3.0%	December 9, 2014	$—
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive loss as of March 31, 2014 and 2013 (in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss (1)
	Three Months Ended March 31,
	2014	2013
Interest rate	$(22)	$(21)
_________________________________
(1)  Amounts related to interest rate derivative contracts are included in interest expense.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Credit risk and collateral
Our credit exposure related to interest rates is represented by the fair value of contracts with a net liability fair value at the reporting date. These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty. Under our agreement with the counterparty related to our interest rate caps of Chase Park Plaza Hotel and Chase—The Private Residences, cash deposits may be required to be posted by the counterparty whenever its credit rating falls below certain levels. At March 31, 2014, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.
9. Commitments and Contingencies
Frisco Square
In connection with our investment in the Frisco Square property, we are responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation will be reduced by 0.5% and will be terminated at $225 million of real property values.   At March 31, 2014, the total outstanding Bond Obligation was $5.2 million.
Although, as described above, we are ultimately responsible for half of the bond debt service, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  The annual bond debt service assessed by the POA is approximately $491,000. For the three months ended March 31, 2014, we expensed approximately $82,000 which is included in the accompanying condensed consolidated statements of operations and other comprehensive loss. We estimated our annual pro rata share of the expense at $373,000.
We are also obligated to construct a minimum of two parking garages with 720 spaces by February 1, 2018 (the “Parking Obligation”). The City of Frisco has secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by our indirect, wholly owned subsidiary, BHFS I, LLC. In the event we sell all or a part of the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account for the benefit of the City of Frisco to secure the Parking Obligations until the amount in the escrow is $7 million. Currently, the escrow account balance is zero. The book value of the BHFS I, LLC land is $28.2 million. On February 4, 2014, the City of Frisco amended the Parking Obligation with respect to its lien on the vacant land held by BHFS I, LLC. We currently have a Purchase and Sale Agreement to sell 1.71 acres of land to the City of Frisco for a building and parking garage development (the “Gearbox” development). We are also in negotiations to develop a 3.5 acre site for a 275-unit multifamily project that includes a parking garage (the “Frisco Multifamily” development). Under the amended Parking Obligation, if we contribute land for the Gearbox garage, construct the Frisco Multifamily development and build a structured public parking garage, that, when combined with the Gearbox garage, provides 108 parking spaces that are open and free to the public at all times, the City of Frisco will not require any further escrow of funds from the sale of BHFS I, LLC land and will release the lien on the BHFS I, LLC land.
Chase Park Plaza Hotel
On February 19, 2013, we terminated the hotel operating lease between Chase Park Plaza Hotel, LLC (“CPPH” or the "Plaintiff"), a 95% owned subsidiary of the Company that owns Chase Park Plaza Hotel, and Kingsdell, L.P. an unrelated entity that owns 5% of CPPH, and terminated CWE Hospitality Services, LLC as the Hotel’s management company.
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
As of May 5, 2014, the attorneys and accountants have been served and filed motions to dismiss.  CPPH intends to vigorously prosecute its claims against the attorneys and accountants but is exploring settlement opportunities with the Smith Defendants.
10. Related Party Transactions
Behringer Harvard Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with the acquisition, financing, management, and sale of our assets.
Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf.  Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter.  We are currently party to the Third Amended and Restated Advisory Management Agreement which became effective May 15, 2013 and expires May 15, 2014. On May 6, 2014, the Advisory Agreement was renewed for a term of one year, effective May 15, 2014 with an expiration date of May 15, 2015. The terms of the Advisory Agreement remain unchanged.
During the three months ended March 31, 2014 and 2013, Behringer Harvard Opportunity Advisors I received an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate related assets. No asset management fee was paid or payable to the Advisor related to Alexan Black Mountain and Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  For the three months ended March 31, 2014 and 2013, we incurred $0.6 million of asset management fees.  Amounts include asset management fees which were classified to discontinued operations for our held for sale property and our disposed properties.
Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the three months ended March 31, 2014 and 2013, there were no acquisition and advisory fees.
Under the advisory management agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount.  We did not incur any debt financing fees for the three months ended March 31, 2014 and 2013.
We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers.  For the three months ended March 31, 2014 and 2013, we incurred costs for administrative services of $0.3 million and $0.4 million, respectively.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and construction supervision of our

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred property management fees or oversight fees of $0.2 million during the three months ended March 31, 2014 and 2013.
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
At March 31, 2014, we had a payable to our Advisor and its affiliates of $1.1 million.  At December 31, 2013, we had a payable to our Advisor and its affiliates of $0.8 million. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.
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
11. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Three months ended March 31,
Description	2014	2013
Supplemental disclosure:
Interest paid, net of amounts capitalized	$1,770	$2,874
Reorganization expenses paid	—	328
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	1,341	140
Capital expenditures for real estate under development in accounts payable and accrued liabilities	29	—
Consolidation of hotel operations with no consideration paid:
Assets consolidated	—	(2,649)
Liabilities consolidated	—	2,649

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Discontinued Operations and Real Estate Held for Sale
We had no properties classified as held for sale at March 31, 2014 and December 31, 2013. At March 31, 2013, we had one consolidated joint venture property, Becket House, classified as held for sale, which was sold on April 5, 2013. We sold no properties during the three months ended March 31, 2014.
The following table summarizes the disposition of our properties during 2013 ($ in millions):

Property Name	Date of Disposition	Contract Sales Price
Becket House	April 5, 2013	$19.8
Rio Salado(1)	May 28, 2013	9.3
4950 S. Bowen Road(1)	October 22, 2013	1.6
_________________________________
(1)  Rio Salado and 4950 S. Bowen Road represented land-only interests and, therefore, did not qualify as discontinued operations.
We classified the results of operations for Becket House into discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2013, as summarized in the following table (in thousands):

Three Months Ended March 31, 2013
Revenues
Rental revenue	$430

Expenses
Property operating expenses	212
Bad debt expense	(111)
Interest expense	634
Real estate taxes	3
Impairment charge	305
Property management fees	24
Asset management fees	16
Total expenses	1,083
Loss from discontinued operations	$(653)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements of the Company and the notes thereto:
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
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 25, 2014, and the factors described below:

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
As of March 31, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our condensed consolidated financial statements.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
Liquidity and Capital Resources
Liquidity Demands
The primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity.  Our cash balance at March 31, 2014 is $33.7 million.
Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase.  As is usual for opportunity-style real estate investment programs, we are structured as a finite-life entity, and have entered the final phase of operations.  This phase includes the selling of our assets, retiring our liabilities, and distributing net proceeds to stockholders.  It is possible that we will invest additional capital in some of our assets in order to position these assets for sale in the normal course of business. See "Strategic Asset Sales" below. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues.  If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.
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
We continually evaluate our liquidity and ability to fund future operations and debt obligations (See note 7 Notes Payable in the Notes to Unaudited Condensed Consolidated Financial Statements for more details).  As part of those analyses, we consider lease expirations and other factors.  Leases representing 5.9% of our annualized base rent and 5.9% of our rentable square footage (effective annual rent per square foot of $23.18) will expire by the end of 2014.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period.  Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  As of March 31, 2014, 54% and 34% of our 2014 contractual base rental income from our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights, was derived from tenants in Missouri and Texas, respectively.

Strategic Asset Sales
Our portfolio of operating properties are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process.  As the properties stabilize, they may require additional time and capital resources to lease-up vacancy, retain key tenants, create value through reinvestment, or sell land parcels before their ultimate disposition.  As of March 31, 2014, we have the unfinished penthouse unit at Chase-The Private Residences in condominium inventory, three development projects and one note receivable. A final exit of these assets is contingent upon a stabilized economy and resurgent demand for the respective product types.  It is possible that we will invest additional capital in some assets, which we believe will enhance their value. We are marketing two projects for sale as we believe the additional capital and time needed to complete these developments do not meet the objectives of our business plan. However, there can be no assurance that future dispositions will occur as planned, or if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.
Debt Financings
One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2014.  The table does not represent any extension options (in thousands):

	Payments Due by Period(1)
	2014	2015	2016	2017	2018	Total
Principal payments - fixed rate debt	$771	$814	$32,407	$26,179	$—	$60,171
Interest payments - fixed rate debt	4,547	4,524	3,172	563	—	12,806
Principal payments - variable rate debt	46,687	521	547	575	29,455	77,785
Interest payments - variable rate debt (based on rates in effect as of March 31, 2014)	2,310	987	973	952	159	5,381
Total	$54,315	$6,846	$37,099	$28,269	$29,614	$156,143
________________________________
(1)       Does not include approximately $0.3 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.
We have one scheduled maturity in 2014. The debt related to Chase Park Hotel matures in December 2014. The loan opened to prepayment without penalty in December 2013. We expect to refinance the project prior to the loan maturity with more favorable terms. The outstanding balance on this loan as of March 31, 2014 was $46.5 million. On April 5, 2013, we sold Becket House and the lender accepted the sales proceeds as full satisfaction of the outstanding debt.
The operating costs of our Royal Island property are currently funded through the Debt LP Loan. The initial loan had an availability to draw of $10.4 million. In February 2013, the lenders agreed to increase the amount available to draw on the Debt LP Loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. Beginning in October 2013, the lenders have increased the availability each month by the amount of the monthly operating costs. While the lenders may continue to increase the loan amount to protect their interests as they explore the development or sale of this property, there can be no assurance that the lenders will continue to increase the loan. As of March 31, 2014, the balance of the Debt LP Loan was $13.5 million.
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

Each of our loans is secured by one or more of our properties.  At March 31, 2014, interest rates on our notes payable ranged from 3.2% to 15%, with a weighted average interest rate of 6.5%.  Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest only for approximately two to five years, with all principal and interest due at maturity.  Notes payable associated with our Northborough Tower, Frisco Square, Las Colinas Commons, and Northpoint Central investments require monthly payments of principal and interest.  At March 31, 2014, our notes payable had maturity dates that ranged from December 2014 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $33.7 million on our condensed consolidated balance sheet as of March 31, 2014), operating cash flow from properties, new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties.  As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.
As of March 31, 2014, restricted cash on the condensed consolidated balance sheet of $4.6 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Results of Operations
As of March 31, 2014, we were invested in nine assets, seven of which were consolidated (four of those being wholly owned and three properties consolidated through investments in joint ventures). In addition, we are the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
As of March 31, 2013, we were invested in 12 assets, ten of which were consolidated (six of those being wholly owned and four properties consolidated through investments in joint ventures), including one asset classified as held for sale on our condensed consolidated balance sheet. In addition, we are the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. As of March 31, 2013, our investment properties were located in Arizona, Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, England, the Czech Republic, Poland, Hungary, and Slovakia.
Three months ended March 31, 2014 as compared to three months ended March 31, 2013
The following table provides summary information about our results of operations for the three months ended March 31, 2014 and 2013 ($ in thousands):

	2014	2013	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$4,965	$5,923	$(958)	(16.2)%
Hotel revenue	7,453	4,128	3,325	80.5%
Condominium sales	—	409	(409)	(100.0)%
Total revenues	12,418	10,460	1,958	18.7%

Expenses
Property operating expenses	1,836	2,498	(662)	(26.5)%
Hotel operating expenses	6,215	3,619	2,596	71.7%
Bad debt expense	(35)	1,343	(1,378)	(102.6)%
Cost of condominium sales	—	417	(417)	(100.0)%
Interest expense	2,413	2,397	16	0.7%
Real estate taxes	937	905	32	3.5%
Property management fees	389	320	69	21.6%
Asset management fees	564	583	(19)	(3.3)%
General and administrative	1,265	1,868	(603)	(32.3)%
Depreciation and amortization	3,057	3,401	(344)	(10.1)%
Total expenses	$16,641	$17,351	$(710)	(4.1)%

Equity in earnings (losses) of unconsolidated joint ventures	$(27)	$350	$(377)	(107.7)%
Reorganization expenses	$—	$(118)	$118	(100.0)%

Continuing Operations
Revenues.  Overall, our total revenues increased by approximately $2 million to $12.4 million for the three months ended March 31, 2014.  The change in revenues was primarily due to:

•
Rental revenue decreased by $1 million in the first quarter of 2014 as compared to the same period of 2013. In the first quarter of 2013, Chase Park Plaza Hotel was accounted for as a lease and recorded $1 million of rental revenue. As of February 19, 2013, we began consolidating the hotel operations resulting in elimination of the lease payment and reporting of Chase Park Plaza Hotel's operations in hotel revenues and hotel operating expenses (see below).

•
Hotel revenue increased $3.3 million to $7.5 million for the three months ended March 31, 2014. Approximately $3.7 million of the increase is due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013, which resulted in consolidation of hotel operations for 41 days in the first quarter of 2013 as compared to the full quarter in 2014. In addition, occupancy at the Chase Park Plaza Hotel improved 15% year over year. The increase in Chase Park Plaza Hotel revenue was partially offset by a decrease in hotel revenue for Royal Island of $0.4 million due to the suspension of the rental program as the lender explores the development or sale of this property. The Lodge and Spa at Cordillera had a nominal increase in the first quarter of 2014 as compared to the first quarter of 2013.

•
Income from condominium sales was zero for the three months ended March 31, 2014 compared to $0.4 million for the three months ended March 31, 2013.  No condominium units were sold at Chase — The Private Residences in the first quarter of 2014 as compared to one unit sold during the first quarter of 2013.

Property operating expenses.  Property operating expenses were approximately $1.8 million for the three months ended March 31, 2014 as compared to $2.5 million for the three months ended March 31, 2013, a decrease of approximately $0.7 million, and were comprised of operating expenses from our consolidated properties. Royal Island had a decrease of approximately $0.4 million in operating expense as a result of lower operating expenditures while the lender explores the development or sale of this property. Property operating expenses at Northborough and Frisco Square decreased less than $0.1 million due primarily to a decrease in utilities. Property operating expenses at Las Colinas Commons and Northpoint remained fairly constant between the first three months of 2014 and 2013.
Hotel operating expenses.  Hotel operating expenses were approximately $6.2 million for the three months ended March 31, 2014 compared to $3.6 million for the three months ended March 31, 2013, for an increase of $2.6 million.  The consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013 resulted in an increase in hotel operating expenses of $2.8 million. The increase in Chase Park Plaza Hotel's hotel operating expense was partially offset by a $0.2 million decrease in expense at Royal Island due to suspension of the rental program while the lender explores the development or sale of this property.
Bad debt expense.  Bad debt expense for the three months ended March 31, 2013 was a charge of $1.3 million primarily due to a provision of $1.2 million related to the termination of the hotel operating lease between Kingsdell, L.P. and Chase Park Plaza Hotel. Bad debt expense for the three months ended March 31, 2014 was a credit of less than $0.1 million to reverse a portion of the expense recorded in 2013.
Cost of condominium sales.  Cost of condominium sales relating to the sale of condominium units at Chase — The Private Residences was zero for the three months ended March 31, 2014 compared to $0.4 million for the same period of 2013.  During the first quarter of 2013 we sold one condominium unit. We did not sell any units during the first quarter of 2014.
Interest expense.  Interest expense for the three months ended March 31, 2014 remained relatively flat at $2.4 million during the first quarter of 2014 and 2013. Interest expense related to Royal Island increased $0.1 million due to a higher loan balance from borrowings primarily to secure and maintain the property. This increase was offset by a decrease of less than $0.1 million in interest expense related to the Chase Park Plaza Hotel due to a lower loan balance that resulted from paydowns from the condominium unit sales during 2013. In addition, interest expense related to Frisco Square, Las Colinas Commons, Northborough and Northpoint had nominal decreases in interest expense due to principal paydowns.
Property management fees.  Property management fees for the three months ended March 31, 2014 were approximately $0.4 million compared to approximately $0.3 million for the three months ended March 31, 2013.  The increase of $0.1 million was primarily due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013.
Asset management fees.  Asset management fees remained fairly constant at approximately $0.6 million for the three months ended March 31, 2014 and 2013.

General and administrative.  General and administrative expense was $1.3 million for the three months ended March 31, 2014, a decrease of $0.6 million over the expense for the same period in 2013. The decrease was primarily due to decreases in legal expense of $0.4 million and $0.1 million related to our Chase Park Plaza Hotel litigation and Frisco Square commitment, respectively. In addition, there was a net decrease of $0.1 million in corporate and other general legal expenses.
Equity in earnings (losses) of unconsolidated joint ventures.  Equity in earnings/losses of unconsolidated joint ventures was a loss of less than $0.1 million for the three months ended March 31, 2014 compared to earnings of $0.3 million for the three months ended March 31, 2013.  The March earnings in 2013 were primarily due to activity related to changes in foreign currency in our Central Europe joint venture.
Reorganization expenses.  During the first quarter of 2013, we recorded reorganization expense of $0.1 million, related to the Frisco Square loan restructuring. We did not incur any reorganization expense during the first quarter of 2014.
Cash Flow Analysis
During the three months ended March 31, 2014, cash used in operating activities was $2 million compared to $2.4 million during the same period of 2013. The $0.4 million decrease in cash used in operating activities during the first quarter of 2014 was primarily due to improved operations at our consolidated properties, including Chase Park Plaza Hotel which we consolidated on February 19, 2013. The improved operating results were partially offset by a net $1 million decrease in the timing of cash receipts / payments on accounts receivable, accounts payable, accrued and other liabilities and payables to related parties.
Cash used in investing activities for the three months ended March 31, 2014 was $1.4 million compared to cash used in investing activities of $1 million for the same period of 2013. Net cash used of $1.4 million in the first quarter of 2014 was the result of capital expenditures of $1.7 million offset by a decrease in restricted cash of $0.2 million. Net cash used in the first quarter of 2013 of $1 million was primarily due to an increase in restricted cash of $0.8 million and capital expenditures of $0.3 million, partially offset by the consolidation of Chase Park Plaza Hotel's net assets of $0.1 million effective February 19, 2013.
Cash provided by financing activities for the three months ended March 31, 2014 was $0.2 million compared to cash used in financing activities of $1.3 million for the comparable period of 2013. The $1.5 million difference is the result of the payoff in March 2013 of the loan from our Advisor we obtained in 2011 to bridge our short-term liquidity needs.
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

Our calculation of FFO for the three months ended March 31, 2014 and 2013 is presented below (shares and $ in thousands except per share amounts):

	Three Months Ended March 31,
Description	2014	Per Share	2013	Per Share
Net loss attributable to common shareholders	$(4,173)	$(0.07)	$(7,089)	$(0.13)
Adjustments for(1):
Impairment charge(2)	—	—	244	0.01
Real estate depreciation and amortization(3)	3,533	0.06	3,970	0.07
Funds from operations (FFO)	$(640)	$(0.01)	$(2,875)	$(0.05)
GAAP weighted average shares:
Basic and diluted		56,500		56,500
 _________________________________

(1)	Reflects the adjustments for continuing operations as well as discontinued operations (2013).

(2)	Includes impairment of our investments in unconsolidated entities which resulted from a decrease in the fair value of the depreciable real estate held by the joint venture or partnership.

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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions in the first quarters of 2014 or 2013.
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
We also evaluate our investments in notes receivable as of each reporting date. If we believe that it is probable we will not collect all principal and interest in accordance with the terms of the notes, we consider the loan impaired. When evaluating loans for potential impairment, we compare the carrying amount of the loans to the present value of future cash flows discounted at the loan's effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans. For impaired loans, a provision is made for loan losses to adjust the reserve for loan losses. The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date. The reserve is adjusted through the provision for loan losses account on our condensed consolidated statements of operations.
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
For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value. An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value. We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions. This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management's plans for the property. We currently have one remaining unfinished condominium unit in inventory at Chase—The Private Residences.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $138.3 million in notes payable, at March 31, 2014, $78 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $0.8 million.  At March 31, 2014, we have $46.5 million of our consolidated variable rate debt hedged with interest rate caps.

At March 31, 2014, our interest rate caps had a fair value of zero. A 100 basis point decrease in interest rates would not impact the fair value of our interest rate caps. A 100 basis point increase in interest rates would result in less than $0.1 million net increase in the fair value of our interest rate caps and swaps.
Foreign Currency Exchange Risk
At March 31, 2014, we own an approximately 47% interest in a joint venture consisting of 22 properties in the Czech Republic, Poland, Hungary, and Slovakia that holds $3.4 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
 Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
On January 10, 2011, the board suspended the redemption program with respect to all redemption requests until further notice.  Therefore, we did not redeem any shares of our common stock during the three months ended March 31, 2014.
We have not presented information regarding submitted and unfulfilled redemptions during the three months ended March 31, 2014, as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
On May 6, 2014, we renewed the Third Amended and Restated Advisory Management Agreement between us and the Advisor.  The renewed Advisory Agreement is effective as of May 15, 2014 for a term of one year; however, either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice.  The terms of the Advisory Agreement remain unchanged from the terms of the agreement in effect through May 14, 2014.

Also, on May 6, 2014, our Board of Directors determined that our 2014 annual meeting of stockholders will be held on October 6, 2014.

Item 6. Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated:	May 8, 2014	By:	/s/ Andrew J. Bruce
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 8, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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