Form 10-Q
period 2014-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2014-08-13
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended June 30, 2014

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Real estate
Land and improvements, net	$69,996	$71,244
Buildings and improvements, net	161,106	163,731
Real estate under development	1,949	905
Total real estate	233,051	235,880
Condominium inventory	2,967	2,967
Cash and cash equivalents	32,548	36,796
Restricted cash	6,433	4,890
Accounts receivable, net	8,367	7,237
Prepaid expenses and other assets	1,240	1,553
Investments in unconsolidated joint ventures	18,223	18,495
Furniture, fixtures and equipment, net	2,557	2,430
Deferred financing fees, net	991	1,383
Lease intangibles, net	4,739	5,093
Other intangibles, net	5,099	5,396
Total assets	$316,215	$322,120
Liabilities and Equity
Notes payable	$138,335	$138,085
Accounts payable	1,357	927
Payables to related parties	791	771
Acquired below-market leases, net	1,256	1,437
Accrued and other liabilities	21,929	21,530
Total liabilities	163,668	162,750
Commitments and contingencies	—	—
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at June 30, 2014 and December 31, 2013	6	6
Additional paid-in capital	505,167	505,167
Accumulated distributions and net loss	(355,041)	(348,541)
Accumulated other comprehensive income	205	366
Total Behringer Harvard Opportunity REIT I, Inc. equity	150,337	156,998
Noncontrolling interest	2,210	2,372
Total equity	152,547	159,370
Total liabilities and equity	$316,215	$322,120

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Rental revenue	$5,125	$4,832	$10,090	$10,755
Hotel revenue	9,884	9,190	17,337	13,318
Condominium sales	—	—	—	409
Total revenues	15,009	14,022	27,427	24,482
Expenses
Property operating expenses	2,384	3,635	4,220	6,133
Hotel operating expenses	6,832	6,560	13,047	10,179
Bad debt expense (recovery)	(113)	388	(148)	1,731
Cost of condominium sales	—	—	—	417
Interest expense	2,442	2,428	4,855	4,825
Real estate taxes	1,003	1,159	1,941	2,065
Property management fees	490	455	879	775
Asset management fees	564	604	1,128	1,188
General and administrative	1,707	1,304	2,970	3,172
Depreciation and amortization	3,308	3,249	6,365	6,651
Total expenses	18,617	19,782	35,257	37,136
Interest income	13	12	24	30
Other income, net	760	8	759	27
Loss from continuing operations before reorganization items, income taxes and equity in (losses) earnings of unconsolidated joint ventures	(2,835)	(5,740)	(7,047)	(12,597)
Reorganization items, net	—	(5)	—	(123)
Provision for income taxes	(32)	(32)	(63)	(64)
Equity in (losses) earnings of unconsolidated joint ventures	(40)	64	(67)	414
Loss from continuing operations	(2,907)	(5,713)	(7,177)	(12,370)
Income from discontinued operations	—	4,521	—	3,869
Gain on sale of real estate	476	95	476	95
Net loss	(2,431)	(1,097)	(6,701)	(8,406)
Add: Net loss (gain) attributable to the noncontrolling interest
Continuing operations	104	178	201	270
Discontinued operations	—	(1,587)	—	(1,459)
Net loss attributable to common shareholders	$(2,327)	$(2,506)	$(6,500)	$(9,595)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500	56,500
Loss per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.04)	$(0.10)	$(0.12)	$(0.21)
Discontinued operations	—	0.05	—	0.04
Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.12)	$(0.17)
Amounts attributable to common shareholders:
Continuing operations	$(2,327)	$(5,440)	$(6,500)	$(12,005)
Discontinued operations	—	2,934	—	2,410
Net loss attributable to common shareholders	$(2,327)	$(2,506)	$(6,500)	$(9,595)
Comprehensive income (loss)
Net loss	$(2,431)	$(1,097)	$(6,701)	$(8,406)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(181)	321	(204)	133
Reclassifications to net income:
Unrealized foreign currency translation loss	—	3,624	—	3,624
Unrealized loss on interest rate derivatives	23	24	45	45
Total other comprehensive income (loss)	(158)	3,969	(159)	3,802
Comprehensive income (loss)	(2,589)	2,872	(6,860)	(4,604)
Comprehensive loss (income) attributable to noncontrolling interest	105	(1,407)	201	(1,286)
Comprehensive income (loss) attributable to common shareholders	$(2,484)	$1,465	$(6,659)	$(5,890)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	1,000	$—	56,500,472	$6	$505,167	$(328,285)	$(4,660)	$1,364	$173,592
Net loss	—	—	—	—	—	(9,595)	—	1,189	(8,406)
Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	36	97	133
Reclassification of unrealized foreign currency translation loss to net income	—	—	—	—	—	—	3,624	—	3,624
Reclassification of unrealized loss on interest rate derivatives to net loss	—	—	—	—	—	—	43	2	45
Balance at June 30, 2013	1,000	$—	56,500,472	$6	$505,167	$(337,880)	$(957)	$2,652	$168,988

Balance at January 1, 2014	1,000	$—	56,500,472	$6	$505,167	$(348,541)	$366	$2,372	$159,370
Net loss	—	—	—	—	—	(6,500)	—	(201)	(6,701)
Contributions from noncontrolling interest								37	37
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	—	—	—	(204)	—	(204)
Reclassification of unrealized loss on interest rate derivatives to net loss	—	—	—	—	—	—	43	2	45
Balance at June 30, 2014	1,000	$—	56,500,472	$6	$505,167	$(355,041)	$205	$2,210	$152,547

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,701)	$(8,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,202	6,547
Amortization of deferred financing fees	392	393
Gain on troubled debt restructuring	—	(8,132)
Gain on sale of real estate	(476)	(95)
Foreign currency translation loss	—	3,624
Impairment charge	—	305
Bad debt expense (recovery)	(148)	1,621
Equity in losses (earnings) of unconsolidated joint ventures	67	(414)
Loss on derivatives	45	45
Change in operating assets and liabilities:
Accounts receivable	(982)	(965)
Condominium inventory	—	395
Prepaid expenses and other assets	352	1,591
Accounts payable	376	(1,007)
Accrued and other liabilities	—	1,619
Payables to related parties	20	(566)
Lease intangibles	(274)	(127)
Cash used in operating activities	(1,127)	(3,572)
Cash flows from investing activities:
Proceeds from sale of real estate	1,743	29,034
Additions of property and equipment	(3,692)	(825)
Change in restricted cash	(1,543)	(2,023)
Net assets consolidated from hotel operations	—	143
Cash provided by (used in) investing activities	(3,492)	26,329
Cash flows from financing activities:
Proceeds from notes payable	965	2,506
Payments on related parties note payable	—	(1,500)
Payments on notes payable	(631)	(20,642)
Contributions from noncontrolling interest holders	37	—
Cash provided by (used in) financing activities	371	(19,636)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Net change in cash and cash equivalents	(4,248)	3,113
Cash and cash equivalents at beginning of the year	36,796	34,825
Cash and cash equivalents at end of the period	$32,548	$37,938

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
We operate commercial real estate and real estate-related assets located in and outside the United States on an opportunistic and value-add basis.  We have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of June 30, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or its subsidiaries thereof.  Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust. We have entered our disposition phase and are currently considering liquidity options for our stockholders. Therefore, we are not actively seeking to purchase additional properties. We will seek stockholder approval prior to liquidating our entire portfolio. Our investment properties are located in Colorado, Missouri, Nevada, Texas, The Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
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
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets and condensed consolidated statements of equity as of June 30, 2014, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of equity and cash flows for the six months ended June 30, 2014 and 2013

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of June 30, 2014 and our condensed consolidated results of operations, equity, and cash flows for the periods ended June 30, 2014 and 2013.  Such adjustments are normal and recurring in nature.
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
Real Estate
We amortize the value of in-place leases acquired to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of June 30, 2014, the estimated remaining useful lives for acquired lease intangibles range from less than 1 year to approximately 8 years.
Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of June 30, 2014 is as follows (in thousands):

Year	Lease Intangibles
July 1, 2014 - December 31, 2014	$162
2015	312
2016	300
2017	300
2018	127
Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

June 30, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$212,950	$71,550	$11,256	$(3,578)	$9,626
Less: depreciation and amortization	(51,844)	(1,554)	(6,517)	2,322	(4,527)
Net	$161,106	$69,996	$4,739	$(1,256)	$5,099

December 31, 2013	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$210,980	$72,646	$11,022	$(3,578)	$9,626
Less: depreciation and amortization	(47,249)	(1,402)	(5,929)	2,141	(4,230)
Net	$163,731	$71,244	$5,093	$(1,437)	$5,396

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condominium Inventory
 Condominium inventory is stated at the lower of cost or fair market value and consists of land acquisition costs, land development costs, construction costs, interest, and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At June 30, 2014 and December 31, 2013, condominium inventory consisted of $3 million of our one remaining unfinished unit at Chase — The Private Residences.
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
Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $6.9 million and $6.2 million as of June 30, 2014 and December 31, 2013, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $3.7 million and $3.4 million as of June 30, 2014 and December 31, 2013, respectively.  The allowance for doubtful accounts was $2.3 million and $2.4 million as of June 30, 2014 and December 31, 2013, respectively.
Reorganization Items, Net
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
Investment Impairment
For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions. Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Chief Financial Officer and Chief Accounting Officer of the Company review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
We also evaluate our investments in notes receivable as of each reporting date. If we believe that it is probable we will not collect all principal and interest in accordance with the terms of the notes, we consider the loan impaired. When evaluating loans for potential impairment, we compare the carrying amount of the loans to the present value of future cash flows discounted at the loans effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans. For impaired loans, a provision is made for loan losses to adjust the reserve for loan losses. The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date. The reserve is adjusted through the provision for loan losses account on our condensed consolidated statements of operations and comprehensive loss.

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

New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The updated guidance revised the definition of a discontinued operation by limiting discontinued operations reporting to disposals of components of an entity that represent a strategic shift, or change in the entity's strategy, that has, or will have, a major effect on an entity’s operations and financial results. This guidance applies to a component of an entity or a group of components of an entity classified as held for sale or disposed of by sale or by means other than a sale, such as an abandonment. Examples of a strategic shift could include a disposal of all assets in a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. In addition, ASU 2014-08 requires expanded disclosures for discontinued operations so users of the financial statements will be provided with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact this guidance will have on our consolidated financial statements when adopted.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016.  We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
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
We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2014 and December 31, 2013, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
As of June 30, 2014 and December 31, 2013, our derivatives had a fair value of zero.
Nonrecurring Fair Value Measurements
We recorded no non-cash impairment charges during the six months ended June 30, 2014.
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
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2014 and the year ended December 31, 2013.
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
As of June 30, 2014 and December 31, 2013, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.
The notes payable totaling $138.3 million as of June 30, 2014 and $138.1 million as of December 31, 2013, have a fair value of approximately $136.3 million and $135.8 million, respectively, based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
The fair value estimates presented herein are based on information available to our management as of June 30, 2014 and December 31, 2013. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Real Estate Investments
As of June 30, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheets.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of June 30, 2014:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	95%	2006
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006
Frisco Square	Frisco, Texas	(1)	mixed-use development (multifamily, retail, office, restaurant and land)	100%	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	94%	2007
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2008
Royal Island(2)	Commonwealth of Bahamas	—	land	87%	2012
_________________________________
(1) Our Frisco Square mixed-use development consists of 101,000 square feet of office space, 71,000 square feet of retail, a 41,500 square foot movie theater, 144 multifamily units and approximately 30 acres of land.

(2)
Our initial investment in Royal Island was made in May 2007. We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

We recorded non-cash impairment charges within discontinued operations of approximately $0.3 million related to a reduction in the fair value of certain of our real estate assets during the six months ended June 30, 2013.  See Note 4 Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements for additional information.
Real Estate Asset Dispositions
Frisco Square Land Sale
On June 13, 2014, we sold 1.62 acres of land at our Frisco Square development to an unrelated third party for approximately $1.8 million and recorded a $0.5 million gain on sale of real estate. The gain on sale of real estate is included in continuing operations. The City of Frisco holds a lien on all of the undeveloped Frisco land as security to provide parking under our development agreement.  We escrowed $0.6 million for the benefit of the City of Frisco as substitute security to obtain a lien release on the 1.62 acres. Concurrently, we contributed 1.66 acres of land to the unrelated third party for the development of a parking garage that will meet a portion of an obligation to provide parking under our development agreement with the City of Frisco (see Note 9 - Commitments and Contingencies).  As the public parking to be provided is an amenity of the Frisco Square development, we allocated the cost basis of the contributed land to the remaining 34 undeveloped acres.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of June 30, 2014 and December 31, 2013 ($ in thousands):

		Carrying Value of Investment
Property Name	Ownership Interest(1)	June 30, 2014	December 31, 2013
Central Europe Joint Venture	47.01%	$18,223	$18,495

Our investment in the unconsolidated joint venture as of June 30, 2014 and December 31, 2013 consisted of our proportionate share of the combined assets and liabilities of our investment property, shown at 100%, as follows (in thousands):

	June 30, 2014	December 31, 2013
Real estate assets, net	$105,571	$108,795
Cash and cash equivalents	3,688	3,627
Other assets	2,036	2,022
Total assets	$111,295	$114,444

Notes payable	$78,988	$80,968
Other liabilities	2,612	3,139
Total liabilities	81,600	84,107

Equity	29,695	30,337
Total liabilities and equity	$111,295	$114,444
Our equity in earnings and losses from our investment is our proportionate share of the combined earnings and (losses) of our unconsolidated joint venture for the three and six months ended June 30, 2014 and 2013, shown at 100%, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$2,787	$2,689	$5,595	$5,816

Operating expenses:
Operating expenses	592	688	1,246	1,431
Property taxes	85	79	168	159
Total operating expenses	677	767	1,414	1,590

Operating income	2,110	1,922	4,181	4,226

Non-operating expenses:
Depreciation and amortization	1,111	1,145	2,236	2,468
Impairment charges	—	—	—	—
Interest and other, net	1,085	635	2,088	876
Total non-operating expenses	2,196	1,780	4,324	3,344

Net income (loss)	$(86)	$142	$(143)	$882

Equity in earnings (losses) of unconsolidated joint ventures(1)	$(40)	$64	$(67)	$414
________________________________

(1)	Company’s share of net earnings and (losses).

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On August 7, 2014 one of our Central Europe Joint Venture properties was sold for €3.6 million.  The net proceeds to the joint venture, after the repayment of debt and closing costs, were approximately €1.3 million.

7.                          Notes Payable
The following table sets forth our notes payable on our consolidated properties at June 30, 2014 and December 31, 2013 ($ in thousands):

	Notes Payable as of
Description	June 30, 2014	December 31, 2013	Interest Rate	Maturity Date
Chase Park Plaza Hotel and Chase - The Private Residences	$46,511	$46,511	30-day LIBOR + 6.75%(1)(2)	12/9/2014
Northborough Tower	19,338	19,600	5.67%	1/11/2016
Royal Island(3)	13,872	12,907	15.00%	10/10/2016
Northpoint Central	15,694	15,813	5.15%	5/9/2017
Las Colinas Commons	11,573	11,661	5.15%	5/9/2017
BHFS II, LLC	7,028	7,083	30-day LIBOR + 3%(1)	2/1/2018
BHFS III, LLC	6,309	6,358	30-day LIBOR + 3%(1)	2/1/2018
BHFS IV, LLC	13,105	13,208	30-day LIBOR + 3%(1)	2/1/2018
BHFS Theatre, LLC	4,905	4,944	30-day LIBOR + 3%(1)	2/1/2018
	$138,335	$138,085
_________________________________

(1)	30-day London Interbank Offer Rate (“LIBOR”) was 0.15% at June 30, 2014.

(2)	LIBOR interest rate subject to floor of 0.75%.

(3)
In February 2013, the lenders agreed to increase the amount available to draw on the loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. Beginning in October 2013 through June 2014, the lenders increased the availability each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. As of June 30, 2014, the outstanding balance on the loan was $13.9 million. See New Financing and Modification below.

Our notes payable balance was $138.3 million at June 30, 2014, as compared to $138.1 million as of December 31, 2013, and consisted of new financing and loan assumptions related to our consolidated property acquisitions.
Each of our notes payable is collateralized by one or more of our properties.  At June 30, 2014, our notes payable interest rates ranged from 3.2% to 15%, with a weighted average interest rate of approximately 6.5%.  Of our $138.3 million in notes payable at June 30, 2014, $77.8 million represented debt subject to variable interest rates.  At June 30, 2014, our notes payable had maturity dates that ranged from December 2014 to February 2018.  We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS loans had an outstanding balance at June 30, 2014 of $31.3 million.
Our debt secured by Chase Park Plaza Hotel and Chase-The Private Residences was scheduled to mature on December 9, 2014. The loan became available for prepayment without penalty in December 2013. On August 11, 2014, we refinanced the Chase Park Plaza Hotel with a new lender for $62.5 million in proceeds. The loan bears interest at 4.95% and matures in three years with two one-year extensions available. The new loan requires interest-only payments in the first year and principal payments based upon a 25-year amortization during the remaining term, including extension periods. The loan is not prepayable in the first year and requires a prepayment penalty for months 13 through 30 of the original term. A portion of the proceeds from the new loan were used to repay the current debt and closing costs. We have guaranteed that $6.5 million of the proceeds will be utilized for a room and retail renovation program at the Chase Park Plaza Hotel.
New Financing and Modification
In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan (the "Debt LP Loan") for the purpose of preserving and protecting the collateral securing the bridge loan. The operating costs of our Royal Island property have been funded primarily through the Debt LP Loan. In February 2013, the lenders agreed to increase the amount available to draw on the Debt LP Loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. Beginning in October 2013, the lenders increased the availability each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. The Debt LP Loan bears interest at 15% per

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

annum. Payments are due from proceeds from sales or refinancing of the project or from payments received on the bridge loan. The Debt LP Loan matures at the earliest of (a) the date that the cash proceeds from sales of the collateral or refinancing of the bridge loan repay all accrued principal and interest outstanding, or (b) October 10, 2016. On June 30, 2014 and December 31, 2013, the outstanding balance of the Debt LP Loan was $13.9 million and $12.9 million, respectively.
The following table summarizes our aggregate contractual obligations for principal payments as of June 30, 2014 (in thousands):

Principal Payments Due:	Amount
July 1, 2014 - December 31, 2014	$47,145
2015	1,335
2016	33,370
2017	26,757
2018	29,455
Total contractual obligations	138,062
Unamortized premium	273
Total	$138,335
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
Derivative instruments classified as assets had combined fair values of zero at June 30, 2014 and December 31, 2013.  We had no derivative instruments classified as liabilities as of June 30, 2014 or December 31, 2013.  During the six months ended June 30, 2014 and 2013, we recorded a reclassification of unrealized loss of less than $0.1 million to interest expense to adjust the carrying amount of the interest rate caps qualifying as non-hedges at June 30, 2014 and 2013.
The following table summarizes the notional values of our derivative financial instruments as of June 30, 2014.  The notional values provide an indication of the extent of our involvement in these instruments but do not represent exposure to credit, interest rate, or market risks ($ in thousands):

Type / Description	Notional Value	Interest Rate / Strike Rate	Maturity	Fair Value Asset
Not Designated as Hedging Instrument
Interest rate cap - Chase Park Plaza Hotel and Chase - The Private Residences	$59,000	3.0%	December 9, 2014(1)	$—
_________________________________
(1)  On August 11, 2014, we refinanced the debt for Chase Park Plaza Hotel and Chase - The Private Residences and extended the maturity date to August 2017. See Note 7, Notes Payable for the terms of the amended loan agreement.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive loss as of June 30, 2014 and 2013 (in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss (1)		Amount of Loss (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest rate	$(23)	$(24)	$(45)	$(45)
_________________________________
(1)  Amounts related to interest rate derivative contracts are included in interest expense.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Credit risk and collateral
Our credit exposure related to interest rates is represented by the fair value of contracts with a net liability fair value at the reporting date. These outstanding instruments may expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we have not experienced any credit loss as a result of counterparty nonperformance in the past. To manage credit risk, we select and will periodically review counterparties based on credit ratings and limit our exposure to any single counterparty. Under our agreement with the counterparty related to our interest rate caps of Chase Park Plaza Hotel and Chase—The Private Residences, cash deposits may be required to be posted by the counterparty whenever its credit rating falls below certain levels. At June 30, 2014, no collateral has been posted with our counterparties nor have our counterparties posted collateral with us related to our derivative instruments.
9. Commitments and Contingencies
Frisco Square
In connection with our investment in the Frisco Square property, we are responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation will be reduced by 0.5% and will be terminated at $225 million of real property values.   At June 30, 2014, the total outstanding Bond Obligation was $5.2 million.
Although, as described above, we are ultimately responsible for half of the bond debt service, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  The annual bond debt service assessed by the POA is approximately $0.5 million. For the year ended December 31, 2013, we estimated our annual pro rata share of the expense at approximately $0.4 million. As a result of land sales and new assessed values within the POA, the revised estimate of our annual obligation has decreased to $0.2 million. For the six months ended June 30, 2014, we have an expense credit of less than $0.1 million as a result of an adjustment of previously accrued amounts based upon the new estimate of the obligation. This credit is included in the accompanying condensed consolidated statements of operations and other comprehensive loss.
We are also obligated to construct a minimum of two parking garages with 720 spaces by February 1, 2018 (the “Parking Obligation”). The City of Frisco has secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by our indirect, wholly owned Frisco Square subsidiaries. In the event we sell all or a part of the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account for the benefit of the City of Frisco to secure the Parking Obligations until the amount in the escrow is $7 million. Currently, the escrow account balance is $0.6 million. The book value of the vacant land is approximately $26.8 million. On February 4, 2014, the City of Frisco amended the Parking Obligation with respect to its lien on the vacant land. Under the amended Parking Obligation, if we contribute land for the development of a garage (the "Gearbox Garage") and build two additional garages that provide at least 108 parking spaces that are open and free to the public at all times, the City of Frisco will not require any further escrow of funds from the sale of the Frisco Square land and will release the lien on the Frisco Square land. We are currently working with a third party developer to meet the Parking Obligation and we intend to contribute funds to provide additional public parking as part of the Gearbox Garage.
As discussed in Note 6, Real Estate Investments, on June 13, 2014, we sold 1.62 acres of land to an unrelated third party for a building and parking garage development (the “Gearbox” development) and escrowed $0.6 million of the proceeds from the sale. Concurrently, we contributed 1.66 acres of land for the development of the Gearbox Garage.
We are in negotiations with a third party developer to develop a 3.5 acre site for a 275-unit multifamild project. We are also in negotiations with the developer to build a structured public garage, at our cost. We anticipate completing both the multifamily garage and the public structured garage in the fourth quarter of 2015, which would fulfill our Parking Obligation with the City of Frisco.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Ablon at Frisco Square
On August 7, 2014, The Ablon at Frisco Square, LLC (the “Ablon Frisco Square Venture”), a special purpose entity in which we own a 90% limited partnership investment, executed a $33.2 million general construction contract for a 275-unit multifamily development located in Frisco Square. The contract is terminable without penalty prior to the approval to commence construction. The Ablon Frisco Square Venture is in the final stages of the development design, and loan negotiations for the planned multifamily development and expects the construction to commence in the third quarter of 2014.
Chase Park Plaza Hotel
On February 19, 2013, we terminated the hotel operating lease between Chase Park Plaza Hotel, LLC (“CPPH” or the "Plaintiff"), a 95% owned subsidiary of the Company that owns Chase Park Plaza Hotel, and Kingsdell, L.P. an unrelated entity that owned 5% of CPPH, and terminated CWE Hospitality Services, LLC as the Hotel’s management company.
Also on February 19, 2013, CPPH filed a lawsuit in the Circuit Court of the City of St. Louis, State of Missouri against James L. Smith, Francine V. Smith, Marcia Smith Niedringhaus, Kingsdell, L.P. and CWE Hospitality Services, LLC (collectively, the “Smith Defendants”). As part of the lawsuit, CPPH also filed a Motion for a Temporary Restraining Order, Preliminary and Permanent Injunction requesting the Court remove the Smith Defendants from the property and from interfering with Plaintiff and the Hotel. The Temporary Restraining Order was granted on February 19, 2013.
On March 22, 2013, the Smith Defendants filed counterclaims in connection with CPPH taking control of the Hotel and seeking unspecified damages.
On March 3, 2014, the Court granted CPPH’s request to amend its complaint to assert claims of fraud and conspiracy against the attorneys and accountants advising the Smith Defendants.
As of May 5, 2014, the attorneys and accountants have been served and filed motions to dismiss.  CPPH intends to vigorously prosecute its claims against the attorneys and accountants.
On August 5, 2014, we entered into a Mutual General Waiver, Settlement, and Permanent Release with the Smith Defendants, pursuant to which all claims made by us against the Smith Defendants and all counterclaims of the Smith Defendants against us were settled, and as a result of the settlement, we received the 5% interests of Chase Park Plaza Hotel and Chase - The Private Residences held by Kingsdell, L.P. and now own 100% of the entities.
On August 8, 2014, we and the Smith Defendants filed a joint motion of dismissal with respect to the claims and counterclaims against each other.
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
During the three and six months ended June 30, 2014 and 2013, Behringer Harvard Opportunity Advisors I received an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate related assets. No asset management fee was paid or payable to the Advisor related to Alexan Black Mountain and Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  For the three months ended June 30, 2014 and 2013, we incurred $0.6 million of asset management fees.  For the six months ended June 30, 2014 and 2013, we incurred $1.1 million and $1.2 million, respectively, of asset management fees. Amounts include asset management fees which were classified to discontinued operations for our held for sale property and our disposed properties for the three and six months ended June 30, 2013.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Behringer Harvard Opportunity Advisors I, or its affiliates, receives acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the three and six months ended June 30, 2014 and 2013, there were no acquisition and advisory fees.
Under the advisory management agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount.  We did not incur any debt financing fees for the three and six months ended June 30, 2014 and 2013.
We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers.  For the three months ended June 30, 2014 and 2013, we incurred costs for administrative services of $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2014 and 2013, we incurred costs for administrative services of $0.8 million and $0.7 million, respectively.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and construction supervision of our properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred property management fees or oversight fees of $0.2 million during the three months ended June 30, 2014 and 2013. We incurred property management fees or oversight fees of $0.4 million during the six months ended June 30, 2014 and 2013.
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
At June 30, 2014 and December 31, 2013, we had a payable to our Advisor and its affiliates of $0.8 million. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Six months ended June 30,
Description	2014	2013
Supplemental disclosure:
Interest paid, net of amounts capitalized	$3,573	$7,714
Reorganization expenses paid	—	486
Income taxes paid	150	250
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	1,860	445
Capital expenditures for real estate under development in accounts payable and accrued liabilities	29	—
Consolidation of hotel operations with no consideration paid:
Assets consolidated	—	(2,649)
Liabilities consolidated	—	2,649

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Discontinued Operations and Real Estate Held for Sale
We had no properties classified as held for sale at June 30, 2014 and December 31, 2013. We sold no properties during the six months ended June 30, 2014.
The following table summarizes the disposition of our properties during 2013 (in millions):

Property Name	Date of Disposition	Contract Sales Price
Becket House	April 5, 2013	$19.8
Rio Salado(1)	May 28, 2013	9.3
4950 S. Bowen Road(1)	October 22, 2013	1.6
_________________________________
(1)  Rio Salado and 4950 S. Bowen Road represented land-only interests and, therefore, did not qualify as discontinued operations.
We classified the results of operations for Becket House into discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2013, as summarized in the following table (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenues
Rental revenue	$—	$430

Expenses
Property operating expenses	(18)	192
Bad debt expense (recovery)	—	(111)
Interest expense	—	634
Real estate taxes	5	9
Impairment charge	—	305
Property management fees	—	24
Asset management fees	—	16
Total expenses	(13)	1,069

Realized loss on currency translation(1)	(3,624)	(3,624)
Gain on troubled debt restructuring(1)	8,132	8,132
Income from discontinued operations	$4,521	$3,869
________________________________

(1)
Due to the sale of Becket House on April 4, 2013, $3.6 million was reclassified from unrealized foreign currency translation loss in OCI to net loss and $8.1 million was recorded as a gain on troubled debt restructuring.

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
As of June 30, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our condensed consolidated financial statements.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 22 properties that are accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
Liquidity and Capital Resources
Liquidity Demands
The primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity.  Our cash balance at June 30, 2014 is $32.5 million.
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
We continually evaluate our liquidity and ability to fund future operations and debt obligations (See Note 7 Notes Payable in the Notes to Unaudited Condensed Consolidated Financial Statements for more details).  As part of those analyses, we consider lease expirations at our consolidated office properties and other factors.  Operating leases for our office buildings representing 1.7% of our annualized base rent and 2.1% of our rentable square footage (effective annual rent per square foot of $18.06) will expire by the end of 2014.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period.  Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  As of June 30, 2014, 61% and 31% of our 2014 contractual base rental income from our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights, was derived from tenants in Missouri and Texas, respectively.

Strategic Asset Sales
Our portfolio of operating properties are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process.  As the properties stabilize, they may require additional time and capital resources to lease-up vacancy, retain key tenants or create value through reinvestment before their ultimate disposition.  As of June 30, 2014, we have the unfinished penthouse unit at Chase-The Private Residences, LLC in condominium inventory, three development projects, one note receivable, and an investment in land. A final exit of these assets is contingent upon a stabilized economy and resurgent demand for the respective product types.  It is possible that we will invest additional capital in some assets, which we believe will enhance their value. We are marketing two projects for sale as we believe the additional capital and time needed to complete these developments do not meet the objectives of our business plan. On June 13, 2014, we sold 1.62 acres of land at our Frisco Square development to an unrelated third party for $1.8 million. On August 7, 2014, one of the properties owned by our Central Europe Joint Venture was sold for €3.6 million. However, there can be no assurance that future dispositions will occur as planned, or if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.
Debt Financings
One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2014.  The table does not represent any extension options (in thousands):

	Payments Due by Period(1)
	2014	2015	2016	2017	2018	Total
Principal payments - fixed rate debt	$383	$815	$32,823	$26,182	$—	$60,203
Interest payments - fixed rate debt	2,320	4,587	3,225	564	—	10,696
Principal payments - variable rate debt	46,762	520	547	575	29,455	77,859
Interest payments - variable rate debt (based on rates in effect as of June 30, 2014)	2,274	986	961	951	160	5,332
Total	$51,739	$6,908	$37,556	$28,272	$29,615	$154,090
________________________________
(1)       Does not include approximately $0.3 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.
The debt related to Chase Park Plaza Hotel was scheduled to mature in December 2014. The loan opened to prepayment without penalty in December 2013. The outstanding balance on this loan as of June 30, 2014 was $46.5 million. On August 11, 2014, we refinanced the Chase Park Plaza Hotel with a new lender for $62.5 million in proceeds. The loan bears interest at 4.95% and matures in three years with two one-year extensions available. The new loan requires interest-only payments in the first year and principal payments based upon a 25-year amortization during the remaining term, including extension periods. The loan is not prepayable in the first year and requires a prepayment penalty for months 13 through 30 of the original term. A portion of the proceeds from the new loan were used to repay the current debt and closing costs. We have guaranteed that $6.5 million of the proceeds will be utilized for a room and retail renovation program at the Chase Park Plaza Hotel.
On April 5, 2013, we sold Becket House and the lender accepted the sales proceeds as full satisfaction of the outstanding debt.
The operating costs of our Royal Island property were funded through the Debt LP Loan through June 2014. The initial loan had an availability to draw of $10.4 million. In February 2013, the lender agreed to increase the amount available to draw on the Debt LP Loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. Beginning in October 2013, the lender increased the availability each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. As of June 30, 2014, the balance of the Debt LP Loan was $13.9 million.
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
Each of our loans is secured by one or more of our properties.  At June 30, 2014, interest rates on our notes payable ranged from 3.2% to 15%, with a weighted average interest rate of 6.5%.  Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity.  Notes payable associated with our Northborough Tower, Frisco Square, Las Colinas Commons, and Northpoint Central investments require monthly payments of principal and interest.  At June 30, 2014, our notes payable had maturity dates that ranged from December 2014 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $32.5 million on our condensed consolidated balance sheet as of June 30, 2014), operating cash flow from properties, new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties.  As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.
As of June 30, 2014, restricted cash on the condensed consolidated balance sheet of $6.4 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Results of Operations
As of June 30, 2014, we were invested in nine assets, seven of which were consolidated (four of those were wholly owned and three properties consolidated through investments in joint ventures). In addition, we are the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
As of June 30, 2013, we were invested in ten assets, eight of which were consolidated (five of those were wholly owned and three properties consolidated through investments in joint ventures). In addition, we were the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that are accounted for using the equity method. As of June 30, 2013, our investment properties were located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
Three months ended June 30, 2014 as compared to three months ended June 30, 2013
The following table provides summary information about our results of operations for the three months ended June 30, 2014 and 2013 ($ in thousands):

	2014	2013	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$5,125	$4,832	$293	6.1%
Hotel revenue	9,884	9,190	694	7.6%
Total revenues	15,009	14,022	987	7.0%

Expenses
Property operating expenses	2,384	3,635	(1,251)	(34.4)%
Hotel operating expenses	6,832	6,560	272	4.1%
Bad debt expense (recovery)	(113)	388	(501)	(129.1)%
Interest expense	2,442	2,428	14	0.6%
Real estate taxes	1,003	1,159	(156)	(13.5)%
Property management fees	490	455	35	7.7%
Asset management fees	564	604	(40)	(6.6)%
General and administrative	1,707	1,304	403	30.9%
Depreciation and amortization	3,308	3,249	59	1.8%
Total expenses	$18,617	$19,782	$(1,165)	(5.9)%

Other income, net	$760	$8	$752	9,400.0%
Equity in earnings (losses) of unconsolidated joint ventures	$(40)	$64	$(104)	(162.5)%
Reorganization items, net	$—	$(5)	$5	100.0%
Gain on sale of real estate	$476	$95	$381	401.1%
Continuing Operations
Revenues.  Overall, our total revenues increased by approximately $1 million to $15 million for the three months ended June 30, 2014.  The change in revenues was primarily due to:

•
Rental revenue increased by $0.3 million in the second quarter of 2014 as compared to the same period of 2013 primarily due to increases of approximately $0.1 million at each of Northpoint, Northborough and Frisco Square primarily due to higher recovery income. Rental revenue at Las Colinas Commons had a nominal increase for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

•
Hotel revenue increased $0.7 million to $9.9 million for the three months ended June 30, 2014. Hotel revenue for Chase Park Plaza Hotel increased $0.6 million primarily due to a 16% increase in occupancy year over year. The Lodge & Spa at Cordillera had a $0.1 million increase in the second quarter of 2014 as compared to the second quarter of 2013 primarily due to a 14% improvement in the occupancy rate.

•	We had no condominium sales in the second quarters of 2014 and 2013.
Property operating expenses.  Property operating expenses were approximately $2.4 million for the three months ended June 30, 2014 as compared to $3.6 million for the three months ended June 30, 2013, a decrease of approximately $1.2 million, and were comprised of operating expenses from our consolidated properties. During the three months ended June 30, 2013, property operating expenses at Frisco Square decreased $1 million primarily due to $0.8 million of expense for our allocated portion of a Frisco Plaza public improvement project constructed and owned by the City of Frisco in accordance with the development agreement. No such expense was incurred for the same period of 2014. In addition, Royal Island operating expenses decreased $0.1 million as a result of lower operating expenditures as we explore the disposition of this property. Operating expenses at Las Colinas Commons, Northpoint and Northborough remained fairly constant.
Hotel operating expenses.  Hotel operating expenses were approximately $6.8 million for the three months ended June 30, 2014 compared to $6.6 million for the three months ended June 30, 2013, for an increase of $0.2 million. Operating expenses at our Chase Park Plaza Hotel increased $0.3 million primarily due to a 16% increase in occupancy year over year. This increase was partially offset by a decrease of $0.1 million in hotel operating expenses at The Lodge & Spa at Cordillera due to transitional expenses incurred in the second quarter of 2013 as a result of a change in the management company.
Bad debt expense (recovery).  Bad debt expense (recovery) in the second quarter of 2014 was a credit of $0.1 million compared to expense of $0.4 million in the second quarter of 2013. The decrease of $0.5 million is primarily due to provisions of $0.3 million and $0.1 million recorded for our Frisco Square and Chase Park Plaza Hotel properties, respectively, in the second quarter of 2013 compared to a recovery of $0.1 million in the second quarter of 2014 which was due to funds received in 2014 that were recognized as bad debt expense at our Frisco Square property in 2013.
Cost of condominium sales.  There were no condominium sales during the three months ended June 30, 2014 and 2013.
Interest expense.  Interest expense for the three months ended June 30, 2014 and 2013 remained flat at $2.4 million. Interest expense at all of our properties was comparable year over year.
Real Estate Taxes. Real estate taxes were approximately $1 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively, for a decrease of $0.2 million. During the three months ended June 30, 2014, real estate tax expense at The Lodge & Spa at Cordillera decreased $0.2 million compared to the same period of 2013 due to a successful tax appeal in 2014. This is offset by an increase of $0.1 million in real estate tax expense at Northborough due to a higher valuation by the taxing authorities. Real estate tax expense for our remaining properties were comparable year over year.
Property management fees.  Property management fees remained flat at $0.5 million for the three months ended June 30, 2014 and 2013.
Asset management fees.  Asset management fees remained fairly constant at approximately $0.6 million for the three months ended June 30, 2014 and 2013.
General and administrative.  General and administrative expense was $1.7 million for the three months ended June 30, 2014, an increase of $0.4 million over the expense for the same period in 2013. Legal expense increased $0.1 million year over year. In addition, we had increases of less than $0.1 million in each of auditing expense, corporate overhead allocation and valuation advisory services in the second quarter of 2014 as compared to the expenses incurred in the same period of 2013.
Depreciation and amortization. Depreciation and amortization were comparable year over year at $3.3 million and $3.2 million for the three months ended June 30, 2014 and 2013, respectively.
Other income, net. Other income was $0.8 million for the second quarter of 2014 compared to less than $0.1 million for the second quarter of 2013. In May 2014, a lot option agreement at Royal Island expired. We recognized $0.8 million in other income related to the expiration of the lot option.
Equity in earnings (losses) of unconsolidated joint ventures.  Equity in earnings (losses) of unconsolidated joint ventures was a loss of less than $0.1 million for the three months ended June 30, 2014 compared to earnings of less than $0.1 million for the three months ended June 30, 2013.  Our Central Europe Joint Venture recorded a loss of less than $0.1 million during the three months ended June 30, 2014 as compared to earnings of $0.1 million for the three months ended June 30, 2013 primarily due to activity related to changes in foreign currency.

Reorganization items, net.  During the second quarter of 2013, we recorded reorganization expense of less than $0.1 million, related to the Frisco Square loan restructuring. We did not incur any reorganization expense during the second quarter of 2014.
Gain on sale of real estate. On June 13, 2014, we sold 1.62 acres of land at our Frisco Square development to an unrelated third party for approximately $1.8 million. We recorded a $0.5 million gain on sale of real estate. On May 28, 2013, we sold Rio Salado to an unrelated third party for $9.3 million and recorded a $0.1 million gain on sale of real estate. The gain on sale of real estate for both of these sales was included in continuing operations.
Six months ended June 30, 2014 as compared to six months ended June 30, 2013
The following table provides summary information about our results of operations for the six months ended June 30, 2014 and 2013 ($ in thousands):

	2014	2013	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$10,090	$10,755	$(665)	(6.2)%
Hotel revenue	17,337	13,318	4,019	30.2%
Condominium sales	—	409	(409)	(100.0)%
Total revenues	27,427	24,482	2,945	12.0%

Expenses
Property operating expenses	4,220	6,133	(1,913)	(31.2)%
Hotel operating expenses	13,047	10,179	2,868	28.2%
Bad debt expense (recovery)	(148)	1,731	(1,879)	(108.5)%
Cost of condominium sales	—	417	(417)	(100.0)%
Interest expense	4,855	4,825	30	0.6%
Real estate taxes	1,941	2,065	(124)	(6.0)%
Property management fees	879	775	104	13.4%
Asset management fees	1,128	1,188	(60)	(5.1)%
General and administrative	2,970	3,172	(202)	(6.4)%
Depreciation and amortization	6,365	6,651	(286)	(4.3)%
Total expenses	$35,257	$37,136	$(1,879)	(5.1)%

Other Income, net	$759	$27	$732	2,711.1%
Equity in earnings (losses) of unconsolidated joint ventures	$(67)	$414	$(481)	(116.2)%
Reorganization items, net	$—	$(123)	$123	(100.0)%
Gain on sale of real estate	$476	$95	$381	401.1%
Continuing Operations
Revenues.  Overall, our total revenues increased by approximately $2.9 million to $27.4 million for the six months ended June 30, 2014.  The change in revenues was primarily due to:

•
Rental revenue decreased $0.7 million for the six months ended June 30, 2014 as compared to the same period of 2013. In the first quarter of 2013, Chase Park Plaza Hotel was accounted for as a lease and recorded $1 million of rental revenue. As of February 19, 2013, we began consolidating the hotel operations resulting in elimination of the lease payment and reporting of Chase Park Plaza Hotel's operations in hotel revenues and hotel operating expenses (see below). In addition, rental revenue decreased $0.2 million at Las Colinas Commons due to a 10% decrease in occupancy year over year. These decreases in rental revenue were partially offset by increases of $0.2 million at each of Frisco Square and Northborough and an increase of $0.1 million at Northpoint primarily due to higher recovery income.

•
Hotel revenue increased $4 million to $17.3 million for the six months ended June 30, 2014. The consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013 and an increase of 16% in occupancy at the Chase Park Plaza Hotel year over year, resulted in an approximate $4.3 million increase in hotel revenue. Hotel revenue at The Lodge & Spa at Cordillera increased $0.1 million in the six months ended June 30, 2014 as compared to the same period of 2013. These increases were partially offset by a decrease in hotel revenue for Royal Island of $0.4 million due to the suspension of the rental program as we explore the disposition of this property.

•
Income from condominium sales was zero for the six months ended June 30, 2014 compared to $0.4 million for the six months ended June 30, 2013.  No condominium units were sold at Chase — The Private Residences during the six months ended June 30, 2014 as compared to one unit sold during the six months ended June 30, 2013.  We have one unit remaining in inventory.

Property operating expenses.  Property operating expenses were approximately $4.2 million for the six months ended June 30, 2014 as compared to $6.1 million for the six months ended June 30, 2013, a decrease of approximately $1.9 million, and were comprised of operating expenses from our consolidated properties. Property operating expenses at Frisco Square decreased $1.2 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. During the six months ended June 30, 2013, we incurred a one-time expense of $0.8 million in accordance with the development agreement. Additionally, the POA dues at Frisco Square decreased $0.3 million for the six months ended June 30, 2014 compared to the same period in 2013. For the year ended 2013, we estimated our annual pro rata share of the expense at approximately $0.4 million.  As a result of land sales and new assessed values within the POA, the estimate of our annual obligation has decreased to $0.2 million resulting in the reversal of  $0.1 million expense in June 2014. Royal Island operating expenses decreased $0.5 million as a result of lower operating expenditures as we explore the disposition of this property. Operating expenses at Las Colinas Commons, Northpoint and Northborough combined accounted for a decrease in property operating expenses of approximately $0.2 million.
Hotel operating expenses.  Hotel operating expenses were approximately $13 million for the six months ended June 30, 2014 compared to $10.2 million for the six months ended June 30, 2013, for an increase of $2.8 million.  The consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013 and a 16% increase in occupancy year over year contributed a $3.1 million increase in hotel operating expenses. This increase was partially offset by a $0.2 million decrease in expense at Royal Island due to the suspension of the rental program as we explore the disposition of this investment.
Bad debt expense (recovery).  Bad debt expense (recovery) for the six months ended June 30, 2014 was a credit of $0.2 million compared to a charge of $1.7 million for the same period of 2013 for a decrease of approximately $1.9 million. Chase Park Plaza Hotel's bad debt expense decreased $1.6 million primarily due to a provision recorded in 2013 related to the termination of the hotel operating lease between Kingsdell, L.P. and Chase Park Plaza Hotel. Bad debt expense for Frisco Square decreased $0.3 million due to a recovery of funds in 2014 that were recognized as bad debt expense in 2013.
Cost of condominium sales.  Cost of condominium sales relating to the sale of condominium units at Chase — The Private Residences was zero for the six months ended June 30, 2014 compared to $0.4 million for the same period of 2013.  During the six months ended June 30, 2013 we sold one condominium unit. We did not sell any units during the six months ended June 30, 2014.
Interest expense.  Interest expense remained relatively flat at $4.9 million and $4.8 million for the six months ended June 30, 2014 and 2013, respectively. Interest expense related to Royal Island increased $0.2 million due to a higher loan balance from borrowings primarily to secure and maintain the property. This was partially offset by a $0.1 million decrease in interest expense for the Chase Park Plaza Hotel due to a lower loan balance that resulted from paydowns from the condominium unit sales during 2013. Interest expense related to Frisco Square, Las Colinas Commons, Northborough and Northpoint had nominal decreases in interest expense due to principal paydowns.
Real Estate Taxes. Real estate taxes were approximately $1.9 million and $2 million for the six months ended June 30, 2014 and 2013, respectively, for a decrease of $0.1 million. During the six months ended June 30, 2014, real estate tax expense at The Lodge & Spa at Cordillera decreased $0.2 million compared to the same period of 2013 due to a successful tax appeal in 2014. This is offset by an increase of $0.1 million in real estate tax expense at Northborough due to a higher valuation by the taxing authorities. Real estate tax expense for the remaining of our properties were comparable year over year.
Property management fees.  Property management fees for the six months ended June 30, 2014 were approximately $0.9 million compared to approximately $0.8 million for the six months ended June 30, 2013. Property management fees, which are based upon revenue collections, increased $0.1 million at Chase Park Plaza Hotel due to increased revenues at the hotel. Property management fees for our other properties were comparable year over year.

Asset management fees.  Asset management fees were $1.1 million for the six months ended June 30, 2014, a decrease of $0.1 million compared to the expense for the six months ended June 30, 2013. This decrease was due to the sale of Rio Salado in May 2013.
General and administrative.  General and administrative expense was $3 million for the six months ended June 30, 2014, a decrease of $0.2 million compared to the expense for the same period in 2013. The decrease was primarily due to a decrease in legal expense of $0.4 million related to our Chase Park Plaza Hotel litigation and Frisco Square restructuring. This was partially offset by an increase of $0.2 million in board and board committee fees for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to an increase in the number of board and board committee meetings.
Other income, net. Other income was $0.8 million for the six months ended June 30, 2014 compared to less than $0.1 million for the six months ended June 30, 2013. In May 2014, a lot option agreement at Royal Island expired. We recognized $0.8 million in other income related to the expiration of the lot option.
Equity in earnings (losses) of unconsolidated joint ventures.  Equity in earnings (losses) of unconsolidated joint ventures was a loss of less than $0.1 million for the six months ended June 30, 2014 compared to earnings of $0.4 million for the six months ended June 30, 2013 primarily due to activity related to changes in foreign currency in our Central Europe Joint Venture.
Reorganization items, net.  During the six months ended June 30, 2013, we recorded reorganization expense of $0.1 million related to the Frisco Square loan restructuring. We did not incur any reorganization expense during the first six months of 2014.
Cash Flow Analysis
During the six months ended June 30, 2014, net cash used in operating activities was $1.1 million compared to net cash used in operating activities of $3.6 million during the same period of 2013. The $2.5 million difference primarily resulted from a decrease in loss from continuing operations of $5.2 million, partially offset by a a $1.6 million provision for bad debt during the six months ended June 30, 2013 and a net $1.4 million decrease in the timing of cash receipts / payments on accounts receivable, accounts payable, accrued and other liabilities and payables to related parties. The $5.2 million decrease in loss from continuing operations was due to a $4 million increase in hotel revenue primarily from the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013 and an increase of 16% in occupancy at the Chase Park Plaza Hotel year over year. In addition, property operating expenses decreased $1.9 million and bad debt expense decreased $1.7 million, partially offset by an increase of $2.9 million in hotel operating expenses due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013 and a 16% increase in occupancy year over year.
Net cash used in investing activities for the six months ended June 30, 2014 was $3.5 million as compared to $26.3 million of net cash provided by investing activities for the six months ended June 30, 2013. The difference of $29.8 million is primarily a result of sales proceeds of $29 million from the sale of Becket House and Rio Salado in the six months ended June 30, 2013. We received sales proceeds of $1.7 million on June 13, 2014 for the sale of 1.62 acres at our Frisco Square property. In addition, we purchased property and equipment totaling $3.7 million for the six months ended June 30, 2014 compared to $0.8 million for the same period of 2013. The $2.9 million increase in fixed asset additions was primarily due to tenant improvements and building renovations at our Northborough, Frisco Square, Chase Park Plaza Hotel and Las Colinas Commons properties during the six months ended June 30, 2014.
Net cash provided by financing activities for the six months ended June 30, 2014 was $0.4 million compared to net cash used in financing activities of $19.6 million for the comparable period of 2013. The $20 million difference is primarily the result of the the payoff of debt totaling $19.8 million for the Becket House property which we sold in the second quarter of 2013.
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
Our calculation of FFO for the three months ended June 30, 2014 and 2013 is presented below (shares and $ in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2014	Per Share	2013	Per Share	2014	Per Share	2013	Per Share
Net loss attributable to common shareholders	$(2,327)	$(0.04)	$(2,506)	$(0.05)	$(6,500)	$(0.11)	$(9,595)	$(0.17)
Adjustments for(1):
Impairment charge(2)	—	—	—	—	—	—	244	—
Real estate depreciation and amortization(3)	3,805	0.07	3,724	0.07	7,338	0.13	7,694	0.14
Gain on sale of real estate	(476)	(0.01)	(95)	—	(476)	(0.01)	(95)	—
Funds from operations (FFO)	$1,002	$0.02	$1,123	$0.02	$362	$0.01	$(1,752)	$(0.03)
GAAP weighted average shares:
Basic and diluted		56,500		56,500		56,500		56,500
 _________________________________

(1)	Reflects the adjustments for continuing operations as well as discontinued operations (2013).

(2)	Includes impairment of our investments in unconsolidated entities which resulted from a decrease in the fair value of the depreciable real estate held by the joint venture or partnership.

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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions in the six months ended June 30, 2014 and 2013.

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
When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions.  The Chief Financial Officer and Chief Accounting Officer of the Company review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data and with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment.  We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
We also evaluate our investments in notes receivable as of each reporting date. If we believe that it is probable we will not collect all principal and interest in accordance with the terms of the notes, we consider the loan impaired. When evaluating loans for potential impairment, we compare the carrying amount of the loans to the present value of future cash flows discounted at the loans effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans. For impaired loans, a provision is made for loan losses to adjust the reserve for loan losses. The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date. The reserve is adjusted through the provision for loan losses account on our condensed consolidated statements of operations.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $138.3 million in notes payable, at June 30, 2014, $77.8 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed, interest capitalized, and the effects of the interest rate caps and swaps, would increase by $0.8 million.  At June 30, 2014, we have $46.5 million of our consolidated variable rate debt hedged with interest rate caps.
At June 30, 2014, our interest rate caps had a fair value of zero. A 100 basis point decrease in interest rates would not impact the fair value of our interest rate caps. A 100 basis point increase in interest rates would result in less than $0.1 million net increase in the fair value of our interest rate caps and swaps.
Foreign Currency Exchange Risk
At June 30, 2014, we own an approximately 47% interest in a joint venture consisting of 22 properties in the Czech Republic, Poland, Hungary, and Slovakia that holds $3.7 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On January 10, 2011, the board suspended the redemption program with respect to all redemption requests until further notice.  Therefore, we did not redeem any shares of our common stock during the six months ended June 30, 2014.
We have not presented information regarding submitted and unfulfilled redemptions during the six months ended June 30, 2014, as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
Chase Park Plaza Hotel
On February 19, 2013, we terminated the hotel operating lease between Chase Park Plaza Hotel, LLC (“CPPH” or the "Plaintiff"), a 95% owned subsidiary of the Company that owns Chase Park Plaza Hotel and Kingsdell, L.P., an unrelated entity that owned 5% of CPPH, and terminated CWE Hospitality Services, LLC as the Hotel’s management company.
Also on February 19, 2013, CPPH filed a lawsuit in the Circuit Court of the City of St. Louis, State of Missouri against James L. Smith, Francine V. Smith, Marcia Smith Niedringhaus, Kingsdell L.P. and CWE Hospitality Services, LLC (collectively, the “Smith Defendants”). As part of the lawsuit, CPPH also filed a Motion for a Temporary Restraining Order, Preliminary and Permanent Injunction requesting the Court remove the Smith Defendants from the property and from interfering with Plaintiff and the Hotel. The Temporary Restraining Order was granted on February 19, 2013.
On March 22, 2013, the Smith Defendants filed counterclaims in connection with CPPH taking control of the Hotel and seeking unspecified damages.
On March 3, 2014, the Court granted CPPH’s request to amend its complaint to assert claims of fraud and conspiracy against the attorneys and accountants advising the Smith Defendants.
As of May 5, 2014, the attorneys and accountants have been served and filed motions to dismiss.  CPPH intends to vigorously prosecute its claims against the attorneys and accountants.
On August 5, 2014, we entered into a Mutual General Waiver, Settlement, and Permanent Release with the Smith Defendants, pursuant to which all claims made by us against the Smith Defendants and all counterclaims of the Smith Defendants against us were settled, and as a result of the settlement, we received the 5% interests of Chase Park Plaza Hotel and Chase - The Private Residences held by Kingsdell, L.P. and now own 100% of the entities.
On August 8, 2014, we and the Smith Defendants filed a joint motion of dismissal with respect to the claims and counterclaims against each other.
The Ablon at Frisco Square
On August 7, 2014, The Ablon at Frisco Square, LLC (the “Ablon Frisco Square Venture”), a special purpose entity in which we own a 90% limited partnership investment, executed a $33.2 million general construction contract for a 275-unit multifamily development located in Frisco Square. The contract is terminable without penalty prior to the approval to commence construction. The Ablon Frisco Square Venture is in the final stages of the development design, and loan negotiations for the planned multifamily development and expects the construction to commence in the third quarter of 2014.
Chase Park Plaza Hotel - Financing
On August 11, 2014, CPPH entered into a loan agreement to borrow $62.5 million from American Real Estate Capital, as lender.
The loan is secured by the Chase Park Plaza Hotel. Proceeds from the loan were used to repay all amounts owed by CPPH under the Loan Agreement dated November 15, 2011 with PFP Holding Company II, LLC (the “Previous Hotel Loan”). As of August 11, 2014, approximately $46.5 million was outstanding under the Previous Hotel Loan.
The new loan matures on August 10, 2017, with two extension options of 12 months each. The extensions are subject to a payment of 0.25% of the outstanding loan balance for the first extension and a payment of 0.5% of the outstanding loan balance for the second extension. Borrowings under the Loan bear interest at a fixed rate of 4.95%. Payments of interest only are due for the first 12 months. Thereafter, monthly payments of principal and interest are due based upon a 25-year amortization schedule. Prepayment in whole or in part on or before the 30th month includes an exit fee as defined under the terms of the Loan. The Company serves as guarantor under the new loan for typical non-recourse carve-outs and for the payment and completion of capital improvements at the Chase Park Plaza Hotel. The Guaranty for the capital improvements is limited to $6.5 million.
Item 6. Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated:	August 13, 2014	By:	/s/ Andrew J. Bruce
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 13, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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