Form 10-Q
period 2014-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2014-11-12
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ☐ No ☒

As of October 31, 2014, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended September 30, 2014

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Real estate
Land and improvements, net	$66,571	$71,244
Buildings and improvements, net	159,046	163,731
Real estate under development	8,208	905
Total real estate	233,825	235,880
Condominium inventory	2,967	2,967
Cash and cash equivalents	44,456	36,796
Restricted cash	7,593	4,890
Accounts receivable, net	8,068	7,237
Prepaid expenses and other assets	1,177	1,553
Investments in unconsolidated joint ventures	16,330	18,495
Furniture, fixtures and equipment, net	2,607	2,430
Deferred financing fees, net	2,074	1,383
Lease intangibles, net	4,587	5,093
Other intangibles, net	4,950	5,396
Total assets	$328,634	$322,120
Liabilities and Equity
Notes payable	$153,967	$138,085
Accounts payable	1,498	927
Payables to related parties	836	771
Acquired below-market leases, net	1,165	1,437
Accrued and other liabilities	23,400	21,530
Total liabilities	180,866	162,750
Commitments and contingencies	—	—
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at September 30, 2014 and December 31, 2013	6	6
Additional paid-in capital	507,303	505,167
Accumulated distributions and net loss	(358,484)	(348,541)
Accumulated other comprehensive income (loss)	(1,370)	366
Total Behringer Harvard Opportunity REIT I, Inc. equity	147,455	156,998
Noncontrolling interest	313	2,372
Total equity	147,768	159,370
Total liabilities and equity	$328,634	$322,120

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Rental revenue	$5,044	$5,020	$15,134	$15,775
Hotel revenue	9,794	9,060	27,131	22,378
Condominium sales	—	—	—	409
Total revenues	14,838	14,080	42,265	38,562
Expenses
Property operating expenses	1,831	2,268	6,051	8,405
Hotel operating expenses	6,941	6,924	19,988	17,103
Bad debt expense (recovery)	62	(17)	(87)	1,714
Cost of condominium sales	—	—	—	417
Interest expense	2,929	2,481	7,784	7,306
Real estate taxes	1,076	873	3,017	2,956
Impairment charge	—	119	—	119
Property management fees	498	505	1,377	1,280
Asset management fees	564	553	1,692	1,741
General and administrative	1,293	1,076	4,264	4,248
Depreciation and amortization	3,092	2,968	9,457	9,619
Total expenses	18,286	17,750	53,543	54,908
Interest income	9	12	34	42
Loss on early extinguishment of debt	(246)	—	(246)	—
Other income (expense) net	—	(87)	759	(60)
Loss from continuing operations before reorganization items, income taxes and equity in losses of unconsolidated joint ventures	(3,685)	(3,745)	(10,731)	(16,364)
Reorganization items, net	—	(29)	—	(152)
Provision for income taxes	(34)	(46)	(98)	(110)
Equity in gains (losses) of unconsolidated joint ventures	173	(3,113)	105	(2,699)
Loss from continuing operations	(3,546)	(6,933)	(10,724)	(19,325)
Income from discontinued operations	—	—	—	3,890
Gain on sale of real estate	—	—	476	95
Net loss	(3,546)	(6,933)	(10,248)	(15,340)
Add: Net loss (gain) attributable to the noncontrolling interest
Continuing operations	104	137	305	407
Discontinued operations	—	—	—	(1,459)
Net loss attributable to common shareholders	$(3,442)	$(6,796)	$(9,943)	$(16,392)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500	56,500
Gain (loss) per share attributable to common shareholders:
Basic and diluted:
Continuing operations	$(0.06)	$(0.12)	$(0.18)	$(0.33)
Discontinued operations	—	—	—	0.04
Basic and diluted loss per share	$(0.06)	$(0.12)	$(0.18)	$(0.29)
Amounts attributable to common shareholders:
Continuing operations	$(3,442)	$(6,796)	$(9,943)	$(18,823)
Discontinued operations	—	—	—	2,431
Net loss attributable to common shareholders	$(3,442)	$(6,796)	$(9,943)	$(16,392)
Comprehensive income (loss)
Net loss	$(3,546)	$(6,933)	$(10,248)	$(15,340)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,614)	866	(1,818)	999
Reclassifications to net income:
Unrealized foreign currency translation loss	—	—	—	3,624
Unrealized loss on interest rate derivatives	41	22	86	67
Total other comprehensive income (loss)	(1,573)	888	(1,732)	4,690
Comprehensive loss	(5,119)	(6,045)	(11,980)	(10,650)
Comprehensive loss (income) attributable to noncontrolling interest	104	137	305	(1,149)
Comprehensive loss attributable to common shareholders	$(5,015)	$(5,908)	$(11,675)	$(11,799)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	1,000	$—	56,500,472	$6	$505,167	$(328,285)	$(4,660)	$1,364	$173,592
Net loss	—	—	—	—	—	(16,392)	—	1,052	(15,340)
Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	902	97	999
Reclassification of unrealized foreign currency translation loss to net income	—	—	—	—	—	—	3,624	—	3,624
Reclassification of unrealized loss on interest rate derivatives to net loss	—	—	—	—	—	—	64	3	67
Balance at September 30, 2013	1,000	$—	56,500,472	$6	$505,167	$(344,677)	$(70)	$2,516	$162,942

Balance at January 1, 2014	1,000	$—	56,500,472	$6	$505,167	$(348,541)	$366	$2,372	$159,370
Net loss	—	—	—	—	—	(9,943)	—	(305)	(10,248)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	378	378
Transfer of noncontrolling interest	—	—	—	—	2,136	—	—	(2,136)	—
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	—	—	—	(1,818)	—	(1,818)
Reclassification of unrealized loss on interest rate derivatives to net loss	—	—	—	—	—	—	82	4	86
Balance at September 30, 2014	1,000	$—	56,500,472	$6	$507,303	$(358,484)	$(1,370)	$313	$147,768

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,248)	$(15,340)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,213	9,483
Amortization of deferred financing fees	1,095	589
Loss on early extinguishment of debt	246	—
Gain on troubled debt restructuring	—	(8,132)
Gain on sale of real estate	(476)	(95)
Foreign currency translation loss	—	3,624
Impairment charge	—	424
Bad debt expense (recovery)	(87)	1,603
Equity in losses of unconsolidated joint ventures	(105)	2,699
Loss on derivatives	86	68
Change in operating assets and liabilities:
Accounts receivable	(744)	(500)
Condominium inventory	—	395
Prepaid expenses and other assets	431	2,023
Accounts payable	327	(788)
Accrued and other liabilities	1,162	2,325
Payables to related parties	66	(801)
Lease intangibles	(433)	(984)
Cash provided by (used in) operating activities	533	(3,407)
Cash flows from investing activities:
Proceeds from sale of real estate	1,743	29,034
Additions of property and equipment	(6,711)	(1,910)
Change in restricted cash	(2,703)	(2,782)
Net assets consolidated from hotel operations	—	143
Distributions from unconsolidated joint venture	452	—
Cash provided by (used in) investing activities	(7,219)	24,485
Cash flows from financing activities:
Financing costs	(1,450)	—
Borrowing costs paid on extinguishment of debt	(590)	—
Proceeds from notes payable	63,465	2,945
Payments on related parties note payable	—	(1,500)
Payments on notes payable	(47,457)	(20,940)
Contributions from noncontrolling interest holders	378	—
Cash provided by (used in) financing activities	14,346	(19,495)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Net change in cash and cash equivalents	7,660	1,575
Cash and cash equivalents at beginning of the year	36,796	34,825
Cash and cash equivalents at end of the period	$44,456	$36,400
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
We operate commercial real estate and real estate-related assets located in and outside the United States on an opportunistic and value-add basis.  We have focused on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of September 30, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 21 properties that are accounted for using the equity method.  Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or its subsidiaries.  Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust. We have entered our disposition phase and are currently considering liquidity options for our stockholders. Therefore, we are not actively seeking to purchase additional properties. We will seek stockholder approval prior to liquidating our entire portfolio. Our investment properties are located in Colorado, Missouri, Nevada, Texas, The Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
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
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheets and condensed consolidated statements of equity as of September 30, 2014, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of equity and cash flows for the nine months ended

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

September 30, 2014 and 2013 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of September 30, 2014 and our condensed consolidated results of operations, equity, and cash flows for the periods ended September 30, 2014 and 2013.  Such adjustments are normal and recurring in nature.

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
Real Estate
We amortize the value of in-place leases acquired to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  As of September 30, 2014, the estimated remaining useful lives for acquired lease intangibles range from less than 1 year to approximately 8 years.
Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of September 30, 2014 is as follows (in thousands):

Year	Lease Intangibles
October 1, 2014 - December 31, 2014	$84
2015	312
2016	300
2017	300
2018	127
Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

September 30, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$213,223	$68,204	$11,415	$(3,578)	$9,626
Less: depreciation and amortization	(54,177)	(1,633)	(6,828)	2,413	(4,676)
Net	$159,046	$66,571	$4,587	$(1,165)	$4,950

December 31, 2013	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$210,980	$72,646	$11,022	$(3,578)	$9,626
Less: depreciation and amortization	(47,249)	(1,402)	(5,929)	2,141	(4,230)
Net	$163,731	$71,244	$5,093	$(1,437)	$5,396

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Condominium Inventory
 Condominium inventory is stated at the lower of cost or fair market value and consists of acquisition costs, construction costs, interest, and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.  At September 30, 2014 and December 31, 2013, condominium inventory consisted of $3 million for our one remaining unit at Chase — The Private Residences.
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
Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $6.1 million and $6.2 million as of September 30, 2014 and December 31, 2013, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.2 million and $3.4 million as of September 30, 2014 and December 31, 2013, respectively.  The allowance for doubtful accounts was $0.3 million and $2.4 million as of September 30, 2014 and December 31, 2013, respectively.
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
Investment Impairment
For all of our real estate and real estate related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions. Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Chief Executive Officer and Chief Financial Officer of the Company review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data or with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
In July 2014, the FASB issued an update ("ASU 2014-15"), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management's assessment of a company's ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company's ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements and notes therein.

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
Recurring Fair Value Measurements
Historically, we have used interest rate caps to manage our interest rate risk.  The valuation of these instruments was determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including interest rate curves, implied volatilities, and foreign currency exchange rates.
We incorporated credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although we determined that the majority of the inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2013, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives.  As a result, we determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
As of December 31, 2013, our derivatives had a fair value of zero. As of September 30, 2014, we had no derivatives.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Nonrecurring Fair Value Measurements
We recorded no non-cash impairment charges during the nine months ended September 30, 2014.
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
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2014 and the year ended December 31, 2013.

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
As of September 30, 2014 and December 31, 2013, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The notes payable totaling $154 million as of September 30, 2014 and $138.1 million as of December 31, 2013, with balances, net of unamortized premium, of $153.7 million and $137.7 million, respectively, have a fair value of approximately $154.6 million and $135.8 million, respectively. The fair values are based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
The fair value estimates presented herein are based on information available to our management as of September 30, 2014 and December 31, 2013. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

6. Real Estate Investments
As of September 30, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheets.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 21 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of September 30, 2014:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest		Year Acquired
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	100%	(1)	2006
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%		2006
Frisco Square	Frisco, Texas	(2)	mixed-use development (multifamily, retail, office, restaurant and land)	(2) (3)		2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%		2007
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	94%		2007
Northborough Tower	Houston, Texas	207,000	14-story office building	100%		2008
Royal Island(4)	Commonwealth of Bahamas	—	land	87%		2012
_________________________________

(1)	On August 5, 2014, we received the 5% interests of Chase Park Plaza Hotel and Chase — The Private Residences held by Kingsdell, L.P. and now own 100% of the entities.

(2)
Our Frisco Square mixed-use development consists of 101,000 square feet of office space, 71,000 square feet of retail, a 41,500 square foot movie theater, 144 multifamily units, approximately 27 acres of land which we own 100%, and a 90% interest in a 3.4 acre multifamily project in development.

(3)
On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed-use project to a joint venture. We own a 90% interest in the venture which was formed to construct a 275-unit multifamily project. Construction on the development began on September 2, 2014.

(4)
Our initial investment in Royal Island was made in May 2007. We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

We recorded non-cash impairment charges within discontinued operations of approximately $0.3 million related to a reduction in the fair value of certain of our real estate assets during the nine months ended September 30, 2013.  See Note 4, Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements, for additional information.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate Development
The Ablon at Frisco Square
On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed-use project to The Ablon at Frisco Square, LLC (“Ablon Frisco Square Venture”), a special purpose entity in which we own a 90% limited partnership interest. The venture was formed to construct a 275-unit multifamily project. Construction on the development began on September 2, 2014. Total construction costs are expected to be approximately $42.1 million. Concurrently with the land contribution, we closed on a $26.3 million construction loan. See Note 7, Notes Payable, for additional information.
Real Estate Asset Dispositions
Frisco Square Land Sale
On June 13, 2014, we sold 1.62 acres of land to an unrelated third party at our Frisco Square development for approximately $1.8 million and recorded a $0.5 million gain on sale of real estate. The gain on sale of real estate is included in continuing operations. The land will be used for a building and parking garage development (the "Gearbox" development). The City of Frisco holds a lien on all of the undeveloped Frisco land as security to provide parking under our development agreement.  We escrowed $0.6 million of the sales proceeds for the benefit of the City of Frisco as substitute security to obtain a lien release on the 1.62 acres. Concurrently, we contributed 1.66 acres of land to the unrelated third party for the development of the Gearbox garage that will meet a portion of an obligation to provide parking under our development agreement with the City of Frisco (see Note 9, Commitments and Contingencies).  As the public parking to be constructed is an amenity of the Frisco Square development, we allocated the cost basis of the contributed land to the remaining 34 undeveloped acres.
The Lodge & Spa at Cordillera
On October 31, 2014, we signed an agreement to sell The Lodge & Spa at Cordillera to an unrelated third party at a contract price that is in excess of our book value. The sale is expected to close in mid-December 2014. The agreement has a 45-day due diligence period during which the Purchaser may terminate the agreement without penalty. There can be no assurances that we will complete the sale.
Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of September 30, 2014 and December 31, 2013 ($ in thousands):

		Carrying Value of Investment
Property Name	Ownership Interest	September 30, 2014	December 31, 2013
Central Europe Joint Venture	47.01%	$16,330	$18,495

Our investment in the unconsolidated joint venture as of September 30, 2014 and December 31, 2013 consisted of our proportionate share of the combined assets and liabilities of our investment property, shown at 100%, as follows (in thousands):

	September 30, 2014	December 31, 2013
Real estate assets, net	$93,228	$108,795
Cash and cash equivalents	3,948	3,627
Other assets	1,817	2,022
Total assets	$98,993	$114,444

Notes payable	$69,540	$80,968
Other liabilities	2,507	3,139
Total liabilities	72,047	84,107

Equity	26,946	30,337
Total liabilities and equity	$98,993	$114,444

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Our equity in earnings and losses from our investment is our proportionate share of the combined earnings and (losses) of our unconsolidated joint venture for the three and nine months ended September 30, 2014 and 2013, shown at 100%, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$2,650	$2,668	$8,245	$8,484

Operating expenses:
Operating expenses	637	708	1,884	2,139
Property taxes	79	80	246	239
Total operating expenses	716	788	2,130	2,378

Operating income	1,934	1,880	6,115	6,106

Non-operating expenses:
Depreciation and amortization	1,033	1,162	3,269	3,629
Impairment charges	—	5,913	—	5,913
Interest and other, net	938	1,429	3,026	2,306
Gain on sale	(404)	—	(404)	—
Total non-operating expenses	1,567	8,504	5,891	11,848

Net income (loss)	$367	$(6,624)	$224	$(5,742)

Equity in earnings (losses) of unconsolidated joint ventures(1)	$173	$(3,113)	$105	$(2,699)
________________________________

(1)	Company’s share of net income (loss).

On August 7, 2014 one of our Central Europe Joint Venture properties was sold for €3.6 million.  For the three and nine months ended September 30, 2014, we recognized our portion of the net gain of €0.1 million (or $0.2 million) related to this sold asset as equity in earnings of unconsolidated joint venture. The net proceeds to the joint venture, after the repayment of debt and closing costs, were approximately €1.3 million. The joint venture distributed €0.8 million of proceeds. Our portion was approximately €0.4 million. The remaining proceeds from the sale were retained for working capital and to pay down debt for other assets in the venture.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.                          Notes Payable
The following table sets forth our notes payable on our consolidated properties at September 30, 2014 and December 31, 2013 ($ in thousands):

	Notes Payable as of
Description	September 30, 2014	December 31, 2013	Interest Rate	Maturity Date
Northborough Tower	$19,207	$19,600	5.67%	1/11/2016
Royal Island(1)	13,872	12,907	15.00%	10/10/2016
Northpoint Central	15,635	15,813	5.15%	5/9/2017
Las Colinas Commons	11,530	11,661	5.15%	5/9/2017
Chase Park Plaza Hotel and Chase — The Private Residences	62,500	46,511	4.95%(2)	8/11/2017
BHFS II, LLC	7,000	7,083	30-day LIBOR + 3%(3)	2/1/2018
BHFS III, LLC	6,284	6,358	30-day LIBOR + 3%(3)	2/1/2018
BHFS IV, LLC	13,053	13,208	30-day LIBOR + 3%(3)	2/1/2018
BHFS Theatre, LLC	4,886	4,944	30-day LIBOR + 3%(3)	2/1/2018
	$153,967	$138,085
_________________________________

(1)
In February 2013, the lenders agreed to increase the amount available to draw on the loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. Beginning in October 2013 through June 2014, the lenders increased the availability each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. As of September 30, 2014, the outstanding balance on the loan was $13.9 million. See New Financing and Modification below.

(2)
On August 11, 2014, we refinanced the Chase Park Plaza Hotel debt with a new lender for $62.5 million in proceeds. The interest rate went from 30-day London Interbank Offer Rate (“LIBOR”) + 6.75%, with LIBOR subject to a floor of 0.75%, to 4.95% on the new debt. See below for additional terms of the new loan.

(3)	30-day LIBOR was 0.15% at September 30, 2014. LIBOR interest rate subject to floor of 0.75%.
Our notes payable balance was $154 million at September 30, 2014, as compared to $138.1 million as of December 31, 2013, and consisted of new financing and loan assumptions related to our consolidated property acquisitions.
Each of our notes payable is collateralized by one or more of our properties.  At September 30, 2014, our notes payable interest rates ranged from 3.2% to 15%, with a weighted average interest rate of approximately 6%.  Of our $154 million in notes payable at September 30, 2014, $31.2 million represented debt subject to variable interest rates.  At September 30, 2014, our notes payable had maturity dates that ranged from January 2016 to February 2018.  We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS loans had an outstanding balance at September 30, 2014 of $31.2 million.
Our debt secured by Chase Park Plaza Hotel and Chase — The Private Residences (the "Chase Park Plaza Hotel" debt) was scheduled to mature on December 9, 2014. The loan became available for prepayment without penalty in December 2013. On August 11, 2014, we refinanced the Chase Park Plaza Hotel debt with a new lender for $62.5 million in proceeds. A fee of $590,000 was paid and recorded to interest expense at the time of payment. The loan bears interest at 4.95% and matures in three years with two one-year extensions available. The new loan requires interest-only payments in the first year and principal payments based upon a 25-year amortization schedule during the remaining term, including extension periods. The loan is not prepayable in the first year and requires a prepayment penalty for months 13 through 30 of the original term. A portion of the proceeds from the new loan were used to repay the old debt, which had a balance of approximately $46.5 million, and closing costs. We recognized approximately $0.2 million loss on early extinguishment of debt in our condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 related to unamortized deferred borrowing costs on the old debt. We have guaranteed that $6.5 million of the proceeds will be utilized for a room and retail renovation program at the Chase Park Plaza Hotel.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

New Financing and Modification
In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan (the "Debt LP Loan") for the purpose of preserving and protecting the collateral securing the bridge loan. The operating costs of our Royal Island property have been funded primarily through the Debt LP Loan. In February 2013, the lenders agreed to increase the amount available to draw on the Debt LP Loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. Beginning in October 2013, the lenders increased the availability each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. The Debt LP Loan bears interest at 15% per annum. Payments are due from proceeds from sales or refinancing of the project or from payments received on the bridge loan. The Debt LP Loan matures at the earlier of (a) the date that the cash proceeds from sales of the collateral or refinancing of the bridge loan repay all accrued principal and interest outstanding, or (b) October 10, 2016. On September 30, 2014 and December 31, 2013, the outstanding balance of the Debt LP Loan was $13.9 million and $12.9 million, respectively.
On August 26, 2014 the Ablon Frisco Square Venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a 3-year term with two 12-month extensions available. Payments of interest-only are required during the initial 3-year term. Equity of $15.8 million must be contributed to the project before any draws under the loan. As of September 30, 2014, the partners have funded $4 million of equity (which includes land) towards the construction. We have not drawn any funds under the construction loan to date. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.
The following table summarizes our aggregate contractual obligations for principal payments as of September 30, 2014 (in thousands):

Principal Payments Due:	Amount
October 1, 2014 - December 31, 2014	$321
2015	2,168
2016	35,871
2017	85,921
2018	29,455
Total contractual obligations	153,736
Unamortized premium	231
Total	$153,967
8. Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  Our hedging strategy of entering into interest rate caps and swaps, therefore, has been to eliminate or reduce, to the extent possible, the volatility of cash flows.
In November 2011, we entered into an interest rate cap agreement related to the debt on our Chase Park Plaza Hotel and Chase—The Private Residences. We refinanced this debt on August 11, 2014 and the interest rate cap was cancelled. The new loan bears interest at a fixed rate of 4.95%; therefore we will not enter into an interest rate cap agreement for this loan.
Derivative instruments classified as assets had a combined fair value of zero at December 31, 2013.  We had no derivative instruments classified as liabilities as of December 31, 2013.  During the nine months ended September 30, 2014 and 2013, we recorded a reclassification of unrealized loss of less than $0.1 million to interest expense to adjust the carrying amount of the interest rate caps qualifying as non-hedges at September 30, 2014 and 2013. We had no derivative instruments as of September 30, 2014.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive loss as of September 30, 2014 and 2013 (in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss (1)		Amount of Loss (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest rate	$(41)	$(22)	$(86)	$(67)
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

9. Commitments and Contingencies
Frisco Square
In connection with our investment in the Frisco Square property, we are responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation will be reduced by 0.5% and will be terminated at $225 million of real property values.   At September 30, 2014, the total outstanding Bond Obligation was $5.2 million.
Although, as described above, we are ultimately responsible for half of the bond debt service, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  The annual bond debt service assessed by the POA is approximately $0.5 million. For the year ended December 31, 2013, we estimated our annual pro rata share of the expense at approximately $0.4 million. As a result of land sales and new assessed values within the POA, the revised estimate of our annual obligation has decreased to $0.2 million. For the nine months ended September 30, 2014, we have an expense credit of less than $0.1 million as a result of an adjustment of previously accrued amounts based upon the new estimate of the obligation. This credit is included in the accompanying condensed consolidated statements of operations and other comprehensive loss.
We are also obligated to construct a minimum of two parking garages with 720 spaces by February 1, 2018 (the “Parking Obligation”). The City of Frisco has secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by our indirect, wholly owned Frisco Square subsidiaries. In the event we sell all or a part of the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account for the benefit of the City of Frisco to secure the Parking Obligations until the amount in the escrow is $7 million. Currently, the escrow account balance is $1.4 million. The book value of the vacant land is approximately $28 million. On February 4, 2014, the City of Frisco amended the Parking Obligation with respect to its lien on the vacant land. Under the amended Parking Obligation, if we contribute land for the development of a garage (the "Gearbox Garage") and build two additional garages that provide at least 108 parking spaces that are open and free to the public at all times, the City of Frisco will not require any further escrow of funds from the sale of the Frisco Square land and will release the lien on the Frisco Square land. As discussed in Note 6, Real Estate Investments, on June 13, 2014, we sold 1.62 acres of land to an unrelated third party for a building and parking garage development (the “Gearbox” development) and escrowed $0.6 million of the proceeds from the sale. Concurrently, we contributed 1.66 acres of land for the development of the Gearbox Garage. We are currently in negotiations with the Gearbox developer to contribute funds to provide additional parking that will meet a portion of our Parking Obligation.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On August 7, 2014, Ablon Frisco Square Venture, a special purpose entity in which we own a 90% limited partnership investment, executed a $33.2 million general construction contract for a 275-unit multifamily development located in Frisco Square. Construction commenced on September 2, 2014.
Also, on September 2, 2014, we commenced construction on the public structured garage. We anticipate completing the multifamily garage and the public structured garage in the fourth quarter of 2015, which, along with the completion of the Gearbox garage, would fulfill our Parking Obligation with the City of Frisco.
Chase Park Plaza Hotel
On February 19, 2013, we terminated the hotel operating lease between Chase Park Plaza Hotel, LLC (“CPPH” or the "Plaintiff"), a 95% owned subsidiary of the Company that owns Chase Park Plaza Hotel, and Kingsdell, L.P., an unrelated entity that owned 5% of CPPH, and terminated CWE Hospitality Services, LLC as the Hotel’s management company.
Also on February 19, 2013, CPPH filed a lawsuit in the Circuit Court of the City of St. Louis, State of Missouri against James L. Smith, Francine V. Smith, Marcia Smith Niedringhaus, Kingsdell, L.P., and CWE Hospitality Services, LLC (collectively, the “Smith Defendants”). As part of the lawsuit, CPPH also filed a Motion for a Temporary Restraining Order, Preliminary and Permanent Injunction requesting the Court remove the Smith Defendants from the property and from interfering with Plaintiff and the Hotel. The Temporary Restraining Order was granted on February 19, 2013.
On March 22, 2013, the Smith Defendants filed counterclaims in connection with CPPH taking control of the Hotel and seeking unspecified damages.
On March 3, 2014, the Court granted CPPH’s request to amend its complaint to assert claims of fraud and conspiracy against the attorneys and accountants advising the Smith Defendants.
On May 5, 2014, the attorneys and accountants were served and filed motions to dismiss.
On August 5, 2014, we entered into a Mutual General Waiver, Settlement, and Permanent Release with the Smith Defendants, pursuant to which all claims made by us against the Smith Defendants and all counterclaims of the Smith Defendants against us were settled, and as a result of the settlement, we received the 5% interests of Chase Park Plaza Hotel and Chase — The Private Residences held by Kingsdell, L.P. We now own 100% of the entities.
On August 8, 2014, we and the Smith Defendants filed a joint motion of dismissal with respect to the claims and counterclaims against each other.

10. Related Party Transactions
Behringer Harvard Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with the acquisition, financing, management, and sale of our assets.
Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf.  Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter.  We are currently party to the Third Amended and Restated Advisory Management Agreement (the "Advisory Agreement") which became effective May 15, 2013 and was set to expire May 15, 2014. On May 6, 2014, the Advisory Agreement was renewed for a term of one year, effective May 15, 2014 with an expiration date of May 15, 2015. The terms of the Advisory Agreement remain unchanged.
During the three and nine months ended September 30, 2014 and 2013, Behringer Harvard Opportunity Advisors I received an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate related assets other than Alexan Black Mountain and Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  For the three months ended September 30, 2014 and 2013, we incurred $0.6 million of asset management fees.  For the nine months ended September 30, 2014 and 2013, we incurred $1.7 million and $1.8 million, respectively, of asset management fees. Amounts include asset management fees that were classified to discontinued operations for our held for sale property and our disposed properties for the three and nine months ended September 30, 2013.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Behringer Harvard Opportunity Advisors I, or its affiliates, receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the three and nine months ended September 30, 2014, we incurred acquisition and advisory fees of less than $0.1 million related to The Ablon at Frisco Square development.  For the three and nine months ended September 30, 2013, there were no acquisition and advisory fees.
Under the Advisory Agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the Advisory Agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We incurred $0.6 million in debt financing fees for the three and nine months ended September 30, 2014 related to the Chase Park Plaza Hotel debt that we refinanced on August 11, 2014. We did not incur any debt financing fees for the three and nine months ended September 30, 2013.
We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers.  For the three months ended September 30, 2014 and 2013, we incurred costs for administrative services of $0.4 million and $0.2 million, respectively. For the nine months ended September 30, 2014 and 2013, we incurred costs for administrative services of $1.2 million and $0.9 million, respectively.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and maintenance supervision of our properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred property management fees or oversight fees of $0.3 million during the three months ended September 30, 2014 and 2013. We incurred property management fees or oversight fees of $0.7 million during the nine months ended September 30, 2014 and 2013.
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
At September 30, 2014 and December 31, 2013, we had a payable to our Advisor and its affiliates of $0.8 million. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Nine months ended September 30,
Description	2014	2013
Supplemental disclosure:
Interest paid, net of amounts capitalized	$5,277	$9,852
Reorganization expenses paid	—	720
Income taxes paid, net of refunds	150	250
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	971	146
Capital expenditures for real estate under development in accounts payable and accrued liabilities	1,418	—
Additions to real estate under development reclassified from land	3,346	—
Additions to land and land improvements reclassed from real estate under development	170	—
Additions to furniture, fixtures and equipment reclassed from real estate under development	211	—
Capitalized deferred financing costs in accrued liabilities	8	—
Consolidation of hotel operations with no consideration paid:
Assets consolidated	—	(2,649)
Liabilities consolidated	—	2,649

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Discontinued Operations and Real Estate Held for Sale
We had no properties classified as held for sale at September 30, 2014 and December 31, 2013. We sold no properties during the nine months ended September 30, 2014.
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
We classified the results of operations for Becket House into discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2013, as summarized in the following table (in thousands):

Nine Months Ended September 30, 2013
Revenues
Rental revenue	$429

Expenses
Property operating expenses	189
Bad debt recovery	(111)
Interest expense	634
Real estate taxes	(9)
Impairment charge	305
Property management fees	23
Asset management fees	16
Total expenses	1,047

Realized loss on currency translation(1)	(3,624)
Gain on troubled debt restructuring(1)	8,132
Income from discontinued operations	3,890
Income attributable to noncontrolling interests	(1,459)
Income from discontinued operations attributable to the Company	$2,431
________________________________

(1)
Due to the sale of Becket House on April 4, 2013, $3.6 million was reclassified from unrealized foreign currency translation loss in OCI to net loss and $8.1 million was recorded as a gain on troubled debt restructuring. There were no discontinued operations for the three months ended September 30, 2013.

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
As of September 30, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our condensed consolidated financial statements.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 21 properties that are accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
Liquidity and Capital Resources
Liquidity Demands
The primary objectives of our current business plan are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity.  Our cash balance at September 30, 2014 is $44.5 million.
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
We continually evaluate our liquidity and ability to fund future operations and debt obligations (See Note 7, Notes Payable, in the Notes to Unaudited Condensed Consolidated Financial Statements for more details).  As part of those analyses, we consider lease expirations at our consolidated office properties and other factors.  Operating leases for our office buildings representing less than 1% of our annualized base rent and less than 1% of our rentable square footage (effective annual rent per square foot of $23.86) will expire by the end of 2014.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period.  Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  As of September 30, 2014, 60% and 31% of our 2014 contractual base rental income from our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights, was derived from tenants in Missouri and Texas, respectively.
Strategic Asset Sales
Our portfolio of operating properties are either in markets that would benefit from anticipated rental increases and improving local markets before sale, or are in various stages of the stabilization process.  As the properties stabilize, they may require additional time and capital resources to lease-up vacancy, retain key tenants or create value through reinvestment before their ultimate disposition.  As of September 30, 2014, we have the penthouse unit at Chase — The Private Residences, LLC in condominium inventory, three development projects, one note receivable, and an investment in land. A final exit of these assets is contingent upon a stabilized economy and resurgent demand for the respective product types.  It is possible that we will invest additional capital in some assets, which we believe will enhance their value. We are marketing our Royal Island project for sale. On October 31, 2014, we signed an agreement to sell The Lodge & Spa at Cordillera to an unrelated third party at a contract price that is in excess of our book value. The sale is expected to close in mid-December 2014. The agreement has a 45-day due diligence period during which the Purchaser may terminate the agreement without penalty. There can be no assurances that we will complete the sale.  On August 7, 2014, one of the properties owned by our Central Europe Joint Venture was sold for €3.6 million. On June 13, 2014, we sold 1.62 acres of land at our Frisco Square development to an unrelated third party for $1.8 million. However, there can be no assurance that future dispositions will occur as planned, or if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.
Debt Financings
One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2014.  The table does not represent any extension options (in thousands):

	Payments Due by Period(1)
	2014	2015	2016	2017	2018	Total
Principal payments - fixed rate debt	$195	$814	$32,824	$26,180	$—	$60,013
Interest payments - fixed rate debt	1,154	4,587	3,225	564	—	9,530
Principal payments - variable rate debt	126	1,354	3,047	59,741	29,455	93,723
Interest payments - variable rate debt (based on rates in effect as of September 30, 2014)	1,031	4,118	4,007	2,904	160	12,220
Total	$2,506	$10,873	$43,103	$89,389	$29,615	$175,486
________________________________
(1)       Does not include approximately $0.2 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.
The debt related to Chase Park Plaza Hotel was scheduled to mature in December 2014. The loan opened to prepayment without penalty in December 2013. On August 11, 2014, we refinanced the Chase Park Plaza Hotel with a new lender for $62.5 million in proceeds. A fee of $590,000 was paid and recorded to interest expense at the time of payment. The loan bears interest at 4.95% and matures in three years with two one-year extensions available. The new loan requires interest-only payments in the first year and principal payments based upon a 25-year amortization during the remaining term, including extension periods. The loan is not prepayable in the first year and requires a prepayment penalty for months 13 through 30 of the original term. A portion of the proceeds from the new loan were used to repay the current debt and closing costs. We have guaranteed that $6.5 million of the proceeds will be utilized for a room and retail renovation program at the Chase Park Plaza Hotel. The outstanding balance on this loan as of September 30, 2014 was $62.5 million.
On April 5, 2013, we sold Becket House and the lender accepted the sales proceeds as full satisfaction of the outstanding debt.

On August 26, 2014 the Ablon Frisco Square Venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a 3-year term with two 12-month extensions available. Payments of interest-only are required during the initial 3-year term. Equity of $15.8 million must be contributed to the project before any draws are made under the loan. As of September 30, 2014, the partners have funded $4 million of equity (which includes land) towards the construction. We have not drawn any funds under the construction loan to date. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.
The operating costs of our Royal Island property were funded through the Debt LP Loan through June 2014. The initial loan had an availability to draw of $10.4 million. In February 2013, the lender agreed to increase the amount available to draw on the Debt LP Loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. Beginning in October 2013, the lender increased the availability each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. As of September 30, 2014, the balance of the Debt LP Loan was $13.9 million.
We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, the loans are refinanced, or the loans are completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  In addition, the tepid economic environment and limited availability of credit to buyers for certain asset classes could delay or inhibit our ability to dispose of our properties in an orderly manner, or cause us to have to dispose of our properties for a lower than anticipated return.  To the extent we are unable to reach agreeable terms with respect to extensions or refinancings, we may not have the cash necessary to repay our debt as it matures, which could result in an event of default that could allow lenders to foreclose on the property in satisfaction of the debt, seek repayment of the full amount of the debt outstanding from us or pursue other remedies.
Each of our loans is secured by one or more of our properties.  At September 30, 2014, interest rates on our notes payable ranged from 3.2% to 15%, with a weighted average interest rate of approximately 6%.  Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity.  Notes payable associated with our Northborough Tower, Frisco Square, Las Colinas Commons, and Northpoint Central investments require monthly payments of principal and interest.  At September 30, 2014, our notes payable had maturity dates that ranged from January 2016 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $44.5 million on our condensed consolidated balance sheet as of September 30, 2014), operating cash flow from properties, new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties.  As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.
As of September 30, 2014, restricted cash on the condensed consolidated balance sheet of $7.6 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Results of Operations
As of September 30, 2014, we were invested in nine assets, seven of which were consolidated (four of those were wholly owned and three properties consolidated through investments in joint ventures). In addition, we are the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 21 properties that are accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
As of September 30, 2013, we were invested in ten assets, eight of which were consolidated (five of those were wholly owned and three properties consolidated through investments in joint ventures). In addition, we were the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 21 properties that are accounted for using the equity method. As of September 30, 2013, our investment properties were located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
Three months ended September 30, 2014 as compared to three months ended September 30, 2013
The following table provides summary information about our results of operations for the three months ended September 30, 2014 and 2013 ($ in thousands):

	2014	2013	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$5,044	$5,020	$24	0.5%
Hotel revenue	9,794	9,060	734	8.1%
Total revenues	14,838	14,080	758	5.4%

Expenses
Property operating expenses	1,831	2,268	(437)	(19.3)%
Hotel operating expenses	6,941	6,924	17	0.2%
Bad debt expense (recovery)	62	(17)	79	464.7%
Interest expense	2,929	2,481	448	18.1%
Real estate taxes	1,076	873	203	23.3%
Impairment charge	—	119	(119)	(100.0)%
Property management fees	498	505	(7)	(1.4)%
Asset management fees	564	553	11	2.0%
General and administrative	1,293	1,076	217	20.2%
Depreciation and amortization	3,092	2,968	124	4.2%
Total expenses	$18,286	$17,750	$536	3.0%

Other income, net	$—	$(87)	$87	100.0%
Loss on early extinguishment of debt	$(246)	$—	$(246)	(100.0)%
Equity in gains (losses) of unconsolidated joint ventures	$173	$(3,113)	$3,286	105.6%
Reorganization items, net	$—	$(29)	$29	100.0%
Continuing Operations
Revenues.  Overall, our total revenues increased by approximately $0.8 million to $14.8 million for the three months ended September 30, 2014.  The change in revenues was primarily due to:

•
Hotel revenue increased $0.7 million to $9.8 million for the three months ended September 30, 2014. Hotel revenue for Chase Park Plaza Hotel increased approximately $0.8 million primarily due to an 11% increase in occupancy year-over-year. The Lodge & Spa at Cordillera decreased less than $0.1 million in the third quarter of 2014 as compared to the third quarter of 2013.

•	Rental revenue remained relatively flat between the third quarter of 2014 and the third quarter of 2013.

•	We had no condominium sales in the third quarters of 2014 and 2013.
Property operating expenses.  Property operating expenses were approximately $1.9 million for the three months ended September 30, 2014 as compared to $2.3 million for the three months ended September 30, 2013, a decrease of approximately $0.4 million, and were comprised of operating expenses from our consolidated properties. Royal Island operating expenses decreased $0.3 million as a result of lower operating expenditures as we explore the disposition of this property. Operating expenses at Las Colinas Commons, Northpoint and Northborough remained fairly constant.
Hotel operating expenses.  Hotel operating expenses were approximately $6.9 million for the three months ended September 30, 2014 and 2013. Operating expenses at our Chase Park Plaza Hotel increased approximately $0.2 million primarily due to an 11% increase in occupancy year-over-year. This increase was partially offset by a decrease of approximately $0.1 million in hotel operating expenses at The Lodge & Spa at Cordillera due to transitional expenses incurred in the third quarter of 2013 as a result of a change in the management company.
Bad debt expense (recovery).  Bad debt expense in the third quarter of 2014 was less than $0.1 million compared to bad debt recovery of less than $0.1 million in the third quarter of 2013.
Cost of condominium sales.  There were no condominium sales during the three months ended September 30, 2014 and 2013.
Interest expense.  Interest expense for the three months ended September 30, 2014 and 2013 was $2.9 million and $2.5 million, respectively. The increase in interest expense was primarily due to amortization of $0.6 million of deferred borrowing costs during the third quarter of 2014.
Real Estate Taxes. Real estate taxes were approximately $1.1 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, for an increase of $0.2 million. During the three months ended September 30, 2014, real estate tax expense increased $0.2 million at Frisco Square due to an increase in assessed values in 2014. Real estate tax expense for our remaining properties were comparable year-over-year.
Impairment charge. During the third quarter of 2013, we recorded a non-cash impairment charge of $0.1 million in continuing operations related to 4950 S. Bowen Road land based upon the sale price. The sale was completed on October 22, 2013. We did not record any impairment charges during the third quarter of 2014.
Property management fees.  Property management fees remained flat at $0.5 million for the three months ended September 30, 2014 and 2013.
Asset management fees.  Asset management fees remained fairly constant at approximately $0.6 million for the three months ended September 30, 2014 and 2013.
General and administrative.  General and administrative expense was $1.3 million for the three months ended September 30, 2014, an increase of $0.2 million over the expense for the same period in 2013. We had an increase of $0.2 million in corporate overhead allocation during the third quarter of 2014 as compared to the third quarter of 2013.
Depreciation and amortization. Depreciation and amortization were comparable year-over-year at $3.1 million and $3 million for the three months ended September 30, 2014 and 2013, respectively.
Other income, net. Other income was a charge of less than $0.1 million for the third quarter of 2013. We had no other income in the third quarter of 2014.
Loss on early extinguishment of debt. On August 11, 2014, we refinanced the Chase Park Plaza Hotel debt with a new lender for $62.5 million in proceeds. A portion of the proceeds from the new loan were used to repay the old debt, which had a balance of approximately $46.5 million, and closing costs. We recognized approximately $0.2 million loss on early extinguishment of debt in our condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2014 related to unamortized deferred borrowing costs on the old debt. We had no losses on early extinguishment of debt in the third quarter of 2013.
Equity in gains (losses) of unconsolidated joint ventures.  Equity in gains (losses) of unconsolidated joint ventures was a gain of $0.2 million for the three months ended September 30, 2014 compared to a loss of $3.1 million for the three months ended September 30, 2013. On August 7, 2014 one of our Central Europe Joint Venture properties was sold and we recorded our portion of the gain on sale which totaled $0.2 million. During the third quarter of 2013, our Central Europe Joint Venture recorded a $5.9 million impairment. The Company's portion of the impairment was approximately $2.8 million, which was recorded in the Company's statement of operations through the equity in losses of unconsolidated joint ventures line item.

Reorganization items, net.  During the third quarter of 2013, we recorded reorganization expense of less than $0.1 million, related to the Frisco Square loan restructuring. We did not incur any reorganization expense during the third quarter of 2014.
Gain on sale of real estate. We did not sell any real estate assets in the third quarters of 2014 and 2013.
Nine months ended September 30, 2014 as compared to nine months ended September 30, 2013
The following table provides summary information about our results of operations for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	2014	2013	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$15,134	$15,775	$(641)	(4.1)%
Hotel revenue	27,131	22,378	4,753	21.2%
Condominium sales	—	409	(409)	(100.0)%
Total revenues	42,265	38,562	3,703	9.6%

Expenses
Property operating expenses	6,051	8,405	(2,354)	(28.0)%
Hotel operating expenses	19,988	17,103	2,885	16.9%
Bad debt expense (recovery)	(87)	1,714	(1,801)	(105.1)%
Cost of condominium sales	—	417	(417)	(100.0)%
Interest expense	7,784	7,306	478	6.5%
Real estate taxes	3,017	2,956	61	2.1%
Impairment charge	—	119	(119)	(100.0)%
Property management fees	1,377	1,280	97	7.6%
Asset management fees	1,692	1,741	(49)	(2.8)%
General and administrative	4,264	4,248	16	0.4%
Depreciation and amortization	9,457	9,619	(162)	(1.7)%
Total expenses	$53,543	$54,908	$(1,365)	(2.5)%

Other Income, net	$759	$(60)	$819	1,365.0%
Loss on early extinguishment of debt	$(246)	$—	$(246)	(100.0)%
Equity in gains (losses) of unconsolidated joint ventures	$105	$(2,699)	$2,804	103.9%
Reorganization items, net	$—	$(152)	$152	100.0%
Gain on sale of real estate	$476	$95	$381	401.1%
Continuing Operations
Revenues.  Overall, our total revenues increased by approximately $3.7 million to $42.3 million for the nine months ended September 30, 2014.  The change in revenues was primarily due to:

•
Rental revenue decreased $0.6 million for the nine months ended September 30, 2014 as compared to the same period of 2013. In the first quarter of 2013, Chase Park Plaza Hotel was accounted for as a lease and recorded $1 million in rental revenue. As of February 19, 2013, we began consolidating the hotel operations. As a result, the lease payment was eliminated and we began reporting Chase Park Plaza Hotel's operations in hotel revenues and hotel operating expenses (see below). In addition, rental revenue decreased $0.3 million at Las Colinas Commons due to a decrease in tenant reimbursable income. These decreases in rental revenue were partially offset by increases of $0.3 million at Frisco Square, $0.2 million at Northpoint and $0.1 million at Northborough primarily due to higher recovery income.

•
Hotel revenue increased $4.8 million to $27.1 million for the nine months ended September 30, 2014. The consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013 and an increase of 11% in occupancy at the Chase Park Plaza Hotel year-over-year, resulted in an approximate $5.1 million increase in hotel revenue. Hotel revenue at The Lodge & Spa at Cordillera increased less than $0.1 million in the nine months ended September 30, 2014 as compared to the same period of 2013. These increases were partially offset by a decrease in hotel revenue for Royal Island of $0.4 million due to the suspension of the rental program as we explore the disposition of this property.

•
Income from condominium sales was zero for the nine months ended September 30, 2014 compared to $0.4 million for the nine months ended September 30, 2013.  No condominium units were sold at Chase — The Private Residences during the nine months ended September 30, 2014 as compared to one unit sold during the nine months ended September 30, 2013.  We have one unit remaining in inventory.

Property operating expenses.  Property operating expenses were approximately $6 million for the nine months ended September 30, 2014 as compared to $8.4 million for the nine months ended September 30, 2013, a decrease of approximately $2.4 million, and were comprised of operating expenses from our consolidated properties. Property operating expenses at Frisco Square decreased $1.2 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we incurred a one-time expense of $0.8 million in accordance with the development agreement. Additionally, the POA dues at Frisco Square decreased $0.2 million for the nine months ended September 30, 2014 compared to the same period in 2013. For the year ended 2013, we estimated our annual pro rata share of the expense at approximately $0.4 million.  As a result of land sales and new assessed values within the POA, the estimate of our annual obligation has decreased to $0.2 million resulting in the reversal of $0.1 million expense in June 2014. Royal Island operating expenses decreased $0.9 million as a result of lower operating expenditures as we explore the disposition of this property. Operating expenses at Las Colinas Commons, Northpoint and Northborough combined accounted for a decrease in property operating expenses of approximately $0.3 million.
Hotel operating expenses.  Hotel operating expenses were approximately $20 million for the nine months ended September 30, 2014 compared to $17.1 million for the nine months ended September 30, 2013, for an increase of $2.9 million.  The consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013 and an 11% increase in occupancy year-over-year contributed a $3 million increase in hotel operating expenses. This increase was partially offset by a $0.2 million decrease in expense at Royal Island due to the suspension of the rental program as we explore the disposition of this investment.
Bad debt expense (recovery).  Bad debt expense (recovery) for the nine months ended September 30, 2014 was a recovery of less than $0.1 million compared to a charge of $1.7 million for the same period of 2013 for a decrease of approximately $1.8 million. Chase Park Plaza Hotel's bad debt expense decreased $1.6 primarily due to a provision recorded in 2013 related to the termination of the hotel operating lease between Kingsdell, L.P. and Chase Park Plaza Hotel. Bad debt expense for Frisco Square decreased $0.2 million due to a recovery of funds in 2014 that were recognized as bad debt expense in 2013.
Cost of condominium sales.  Cost of condominium sales relating to the sale of condominium units at Chase — The Private Residences was zero for the nine months ended September 30, 2014 compared to $0.4 million for the same period of 2013.  During the nine months ended September 30, 2013, we sold one condominium unit. We did not sell any units during the nine months ended September 30, 2014.
Interest expense.  Interest expense was approximately $7.8 million and $7.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest expense was primarily due to amortization of $0.6 million of deferred borrowing costs during the nine months ended September 30, 2014.
Real Estate Taxes. Real estate taxes were approximately $3 million for the nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014, real estate tax expense at The Lodge & Spa at Cordillera decreased $0.2 million compared to the same period of 2013 due to a successful tax appeal in 2014. This is offset by an increase of $0.1 million in real estate tax expense at Frisco Square due to building improvements and an increase of less than $0.1 million at Northborough due to a higher valuation by the taxing authorities. Real estate tax expense for the remaining of our properties were comparable year-over-year.
Impairment charge. During the third quarter of 2013, we recorded a non-cash impairment charge of $0.1 million in continuing operations related to 4950 S. Bowen Road land based upon the sale price. The sale was completed on October 22, 2013. We did not record any impairment charges during the nine months ended September 30, 2014.

Property management fees.  Property management fees for the nine months ended September 30, 2014 were approximately $1.4 million compared to approximately $1.3 million for the nine months ended September 30, 2013. Property management fees, which are based upon revenue collections, increased $0.1 million at Chase Park Plaza Hotel due to increased revenues at the hotel. Property management fees for our other properties were comparable year-over-year.
Asset management fees.  Asset management fees were $1.7 million for the nine months ended September 30, 2014 and 2013.
General and administrative.  General and administrative expense remained fairly constant at $4.3 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively. We had an increase in corporate overhead allocation of $0.2 million during the nine months ended September 30, 2014 compared to the same period of 2013. In addition, we had an increase of $0.2 million in board and board committee fees for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to an increase in the number of board and board committee meetings. These increases were partially offset by a decrease in legal expense of $0.3 million related to our Chase Park Plaza Hotel litigation and Frisco Square restructuring.
Depreciation and amortization. Depreciation and amortization were comparable year-over-year at $9.5 million and $9.6 million for the nine months ended September 30, 2014 and 2013, respectively.
Other income, net. Other income was $0.8 million for the nine months ended September 30, 2014 compared to a charge of less than $0.1 million for the nine months ended September 30, 2013. In May 2014, a lot option agreement at Royal Island expired. We recognized $0.8 million in other income related to the expiration of the lot option.
Loss on early extinguishment of debt. On August 11, 2014, we refinanced the Chase Park Plaza Hotel debt with a new lender for $62.5 million in proceeds. A portion of the proceeds from the new loan were used to repay the old debt, which had a balance of approximately $46.5 million, and closing costs. We recognized approximately $0.2 million loss on early extinguishment of debt in our condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2014 related to unamortized deferred borrowing costs on the old debt. We had no losses on early extinguishment of debt during the nine months ended September 30, 2013.
Equity in gains (losses) of unconsolidated joint ventures.  Equity in gains (losses) of unconsolidated joint ventures was a gain of $0.1 million for the nine months ended September 30, 2014 compared to a loss of $2.7 million for the nine months ended September 30, 2013. On August 7, 2014 one of our Central Europe Joint Venture properties was sold and we recorded our portion of the gain on sale which totaled $0.2 million. During the third quarter of 2013, our Central Europe Joint Venture recorded a $5.9 million impairment. The Company's portion of the impairment was approximately $2.8 million, which was recorded in the Company's statement of operations through the equity in losses of unconsolidated joint ventures line item.
Reorganization items, net.  During the nine months ended September 30, 2013, we recorded reorganization expense of $0.2 million related to the Frisco Square loan restructuring. We did not incur any reorganization expense during the first nine months of 2014.
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
Cash Flow Analysis
During the nine months ended September 30, 2014, net cash provided by operating activities was $0.5 million as compared to net cash used in operating activities of $3.4 million for the same period of 2013. The primary reason for the increase in cash from operating activities was the improved operations at our Chase Park Plaza Hotel.
Net cash used in investing activities for the nine months ended September 30, 2014 was $7.2 million as compared to net cash provided by investing activities of $24.5 million for the nine months ended September 30, 2013. The difference of $31.7 million is primarily a result of sales proceeds of $29 million from the sale of Becket House and Rio Salado in the nine months ended September 30, 2013. We received sales proceeds of $1.7 million on June 13, 2014 for the sale of 1.62 acres at our Frisco Square property. In addition, we purchased property and equipment totaling $6.7 million for the nine months ended September 30, 2014 compared to $1.9 million for the same period of 2013. The $4.8 million increase in fixed asset additions was primarily due to tenant improvements and building renovations at our Northborough, Frisco Square, Chase Park Plaza Hotel and Las Colinas Commons properties during the nine months ended September 30, 2014. In addition, we commenced construction on a 275-unit multifamily development located in Frisco Square on September 2, 2014.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $14.3 million compared to net cash used in financing activities of $19.5 million for the comparable period of 2013. The $33.8 million difference is primarily the result of proceeds of $62.5 million received on the refinance of the Chase Park Plaza Hotel debt with a new lender on August 11, 2014, partially offset by the repayment of the old Chase Park Plaza Hotel debt, which had a balance of approximately $46.5 million. In addition, we paid off the debt totaling $19.8 million for the Becket House property which we sold in the second quarter of 2013.
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
FFO should not be considered as an alternative to net loss, as an indication of our liquidity, nor as an indication of funds available to fund our cash needs, including our ability to make distributions and should be reviewed in connection with other GAAP measurements. Additionally, the exclusion of impairments limits the usefulness of FFO as a historical operating performance measure since an impairment charge indicates that operating performance has been permanently affected. FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO. Our FFO, as presented, may not be comparable to amounts calculated by other REITs that do not define these terms in accordance with the current NAREIT definition or that interpret the definition differently.
Our calculation of FFO for the three and nine months ended September 30, 2014 and 2013 is presented below (shares and $ in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
Description	2014	Per Share	2013	Per Share	2014	Per Share	2013	Per Share
Net loss attributable to common shareholders	$(3,442)	$(0.06)	$(6,796)	$(0.12)	$(9,943)	$(0.17)	$(16,392)	$(0.29)
Adjustments for(1):
Impairment charge(2)	—	—	2,898	0.05	—	—	3,142	0.05
Real estate depreciation and amortization(3)	3,600	0.06	3,461	0.06	10,938	0.19	11,155	0.20
Gain on sale of real estate(4)	(190)	—	—	—	(666)	(0.01)	(95)	—
Funds from operations (FFO)	$(32)	$—	$(437)	$(0.01)	$329	$0.01	$(2,190)	$(0.04)
GAAP weighted average shares:
Basic and diluted		56,500		56,500		56,500		56,500
 _________________________________

(1)	Reflects the adjustments for continuing operations as well as discontinued operations (2013).

(2)	Includes impairment of our investments in unconsolidated entities which resulted from a decrease in the fair value of the depreciable real estate held by the joint venture or partnership.

(3)
Includes our consolidated depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share.

(4)
The gain on sale of real estate for the three and nine months ended September 30, 2014 includes our pro rata share, $0.2 million, of the gain from the sale of one of our unconsolidated joint venture properties in August 2014.

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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions in the nine months ended September 30, 2014 and 2013.
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
The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management's estimates of the fair value of these assets using discounted cash flow analyses or similar methods believed to be used by market participants. The value of hotels and all other buildings is depreciated over the estimated useful lives of 39 years and 25 years, respectively, using the straight-line method.
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
When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions.  The Chief Executive Officer and Chief Financial Officer of the Company review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data and with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment.  We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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

For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value. An adjustment is recorded to the extent that the fair value less costs to sell is less than the carrying value. We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions. This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management's plans for the property. We currently have one remaining condominium unit in inventory at Chase—The Private Residences.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $154 million in notes payable, at September 30, 2014, $31.2 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.3 million.
Foreign Currency Exchange Risk
At September 30, 2014, we own an approximately 47% interest in a joint venture consisting of 21 properties in the Czech Republic, Poland, Hungary, and Slovakia that holds $3.9 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On January 10, 2011, the board suspended the redemption program with respect to all redemption requests until further notice.  Therefore, we did not redeem any shares of our common stock during the nine months ended September 30, 2014.
We have not presented information regarding submitted and unfulfilled redemptions during the nine months ended September 30, 2014, as our board of directors suspended all redemptions as of the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.
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
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
Determination of Estimated Per Share Value
On November 10, 2014, pursuant to the Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors met and established an estimated per share value of the Company’s common stock as of October 31, 2014 of $3.58.
 Process and Methodology
Our board of directors’ objective in determining an estimated value per share was to arrive at an estimated value that it believes is reasonable after consultation with our Advisor and with an independent, third-party valuation and advisory firm engaged by the Company, using what the board of directors deems to be appropriate valuation methodologies and assumptions under current circumstances.
In arriving at an estimated value per share for the board’s consideration, the Advisor utilized valuation methodologies that it believes are standard and acceptable in the real estate industry for the types of assets held by the Company. As a part of the Company’s valuation process, the Company obtained the opinion of Capright Property Advisors, LLC (“Capright”), an independent third party, to estimate the “as is” market value of the Company’s real estate investments and to render an opinion as to the reasonableness of the valuation methodology and valuation conclusions of the Advisor for the Company’s other assets and liabilities.
Our board of directors met on November 10, 2014 to review and consider the valuation analyses prepared by the Advisor and Capright.  The Advisor presented a report to the board of directors with an estimated per share value, and the board of directors conferred with the Advisor and a representative from Capright regarding the methodologies and assumptions used. The board of directors, which is responsible for determining the estimated per share valuation, considered all information provided in light of its own familiarity with our assets and unanimously approved an estimated value of $3.58 per share.
In forming their conclusion of the value of the real estate investments held by the Company as of September 30, 2014, Capright’s conclusion was subject to various limitations, and the scope of their work included:

•	Review of the Company’s real estate investments’ historical performance and business plans related to operations of the investments;

•	Review of the applicable markets by means of publications and other resources to measure current market conditions, supply and demand factors, and growth patterns;

•	Review of key market assumptions for mortgage liabilities, including but not limited to, interest rates and collateral;

•	Review of the data models prepared by the Advisor supporting the valuation for each investment;

•	Review of key assumptions utilized by the Advisor in the valuation models, including but not limited to, terminal capitalization rates, discount rates, and growth rates;

•	Review of the Advisor's calculations related to value allocations to non-controlling interests and joint venture interests, based on contractual terms and market assessments; and

•	Review of valuation methodology used by the Advisor for other assets and liabilities.
In forming their opinion of the value of the nine investments held by the Company as of October 31, 2014, Capright performed appraisals on six of our investment properties for which we did not have a recent appraisal.  For the remaining three investments not appraised by Capright, they reviewed the reasonableness of and relied upon third-party appraisals for one of our investments. The Company's remaining investments were valued based on sales contracts, purchase offers, and valuation information provided by the Advisor.
Capright provided an opinion that the resulting “as is” market value for the Company’s properties as calculated by the Advisor, and the other assets and liabilities as valued by the Advisor, along with the corresponding net asset value (NAV) valuation methodologies and assumptions used by the Advisor to arrive at a recommended value of $3.58 per share as of October 31, 2014, were appropriate and reasonable.
Capright has acted as a valuation advisor to the Company in connection with this assignment. The compensation paid to Capright in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Capright. Capright has rendered valuation advisory services to another Behringer Harvard sponsored investment programs during this year for which it received usual and customary compensation. Capright may be engaged to provide financial advisory services to the Company, its Advisor or other Behringer Harvard sponsored investment programs or their affiliates in the future.

The estimated valuation of $3.58 per share as of October 31, 2014, reflects an increase from the estimated valuation of $3.08 per share as of November 11, 2013. The investment that was most significant to the increase in our real estate asset value related to Chase Park Plaza Hotel. As a result of improved hotel operations and improving market conditions the valuation of the asset increased. A redevelopment plan for asset is currently underway. Additionally, on August 5, 2014, we received the 5% interests of Chase Park Plaza Hotel and Chase — The Private Residences held by Kingsdell, L.P. and now own 100% of the entities. The real estate valuation for The Lodge & Spa at Cordillera also increased based upon a current sale contract. Our office and mixed-use properties were all increases to the estimated share valuation. These increases were offset by a decrease related to our unconsolidated joint venture investment in Central Europe. A decline in real estate values as well as a weakened currency led to the decrease.
The following is a summary of the valuation methodologies used for each type of asset:
Investments in Real Estate.  The Company has focused on acquiring commercial real estate properties in different asset classes.  Due to the opportunistic or value-added nature of the Company’s real estate investments, both Capright and our Advisor utilized a variety of valuation methodologies, each as appropriate for the asset type under consideration to assign an estimated value to each real estate asset.
Our Advisor estimated the value of our investments in real estate utilizing multiple valuation methods, including an income approach using discounted cash flow analysis and a sales comparable analysis. The key assumptions used in the discounted cash flow approach were specific to each property type, market location, and quality of each property, and were based on similar investors’ return expectations and market assessments and are reflected in the table included under “Allocation of Estimated Value” below. In calculating values for our assets, our Advisor used balance sheet and cash flow estimates as of September 30, 2014. In addition, for one of our assets our Advisor used a sales comparable analysis based on a sales contract.
Capright prepared appraisals on seven of our properties in connection with the valuation. The appraisals estimated values by using discounted cash flow, sale comparable, or a weighting of these approaches in determining each property’s value. The appraisals employed a range of terminal capitalization rates, discount rates, growth rates, and other variables that fell within ranges that Capright and the Advisor believed would be used by similar investors to value the properties we own. The assumptions used in developing these estimates were specific to each property (including holding periods) and were determined based upon a number of factors including the market in which the property is located, the specific location of the property within the market, property and market vacancy, tenant demand for space and investor demand and return requirements.
The value of our unconsolidated joint venture investment in a portfolio of retail and industrial properties located in Central Europe was calculated using bank valuations prepared for the European lenders using the September 30, 2014 exchange rate. Capright reviewed each of these independent valuations to confirm the reasonableness of their assumptions and methodologies.
We calculated the value of the one remaining residential condominium unit from the Chase Park Plaza asset using recent comparable sales data, listing price information, and offers to date.
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
Construction in Progress. The Company has one multifamily development currently under construction. As the construction on this project commenced on September 2, 2014, we estimated the value of the project as the land value of the parcel per the Capright appraisal plus construction costs as of September 30, 2014.
Mortgage Loans. Values for mortgage loans were estimated by the Advisor using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term and loan-to-value ratios. The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 1.93% to 11.10%.
Other Assets and Liabilities. For a majority of our other assets and liabilities, consisting of cash and cash equivalents, short-term investments, accounts payable and other liabilities, the carrying values as of September 30, 2014 were considered equal to fair value by the Advisor due to their cost-based characteristics or short maturities. In connection with our estimated valuation of operating properties and mortgage loans payable, certain GAAP balances related to accumulated depreciation and amortization, straight-lining of rents, deferred revenues and expenses, and debt and notes receivable premiums and discounts have been eliminated as the accounts were already considered in the estimated values.
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
Common Stock Outstanding. In deriving an estimated per share value, the total estimated value was divided by 56.5 million, the total number of common shares outstanding as of October 31, 2014, on a fully diluted basis, which includes financial instruments that can be converted into a known or determinable number of common shares. As of the valuation date, none of the financial instruments that could be converted into common shares are currently convertible into a known or determinable number of common shares. The determination of the number of common shares outstanding used in the estimated value per share is the same as used in GAAP computations for per share amounts.
Our estimated value per share was calculated by aggregating the value of our assets, subtracting the value of our liabilities, and dividing the net total by the fully-diluted common stock outstanding. Our estimated value per share is effective as of October 31, 2014.
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
Allocation of Estimated Value
As of October 31, 2014, we are invested in nine assets. We excluded Royal Island from the allocation as it is valued at less than the amount of its nonrecourse debt and liabilities. Therefore, we have not attributed any value to this property in the Company’s estimate of value. As of November 11, 2013, we were invested in ten assets. The following is our estimated per share value allocated among our asset types (amounts in thousands, except per share):

	October 31, 2014	November 11, 2013
	Estimated	Estimated
	Value per Share	Value per Share
Consolidated real estate properties (1)	$5.14	$4.60
Unconsolidated joint ventures (2)	0.21	0.28
Construction in Progress	0.12	—
Mezzanine loan investment	—	—
Mortgage debt (3)	(2.49)	(2.25)
Other assets and liabilities	0.61	0.49
Noncontrolling interests	(0.01)	(0.04)
Estimated net asset value per share	3.58	3.08
Estimated enterprise value premium	—	—
Total estimated value per share (4)	$3.58	$3.08

(1)	The following are the key assumptions (shown on a weighted average basis) which are used in the discounted cash flow models to estimate the value of the real estate assets.

	Office Buildings	Hotels	Condominiums	Mixed-Use
Exit capitalization rate	8.29%	8.00%	n/a	7.31%
Discount rate	9.05%	10.00%	n/a	8.14%
Annual market rent growth rate	3.00%	4.12%	n/a	3.00%
Average holding period	10.28 years	10.00 years	n/a	10.27 years

(2)
The following is the key assumption (shown on a weighted average basis) which is used in the direct capitalization method in order to estimate the value of our unconsolidated joint ventures investment:

Direct capitalization rate	8.56%

(3)	Notes payable net of $(906,000) mark to market adjustment.

(4)
As of September 30, 2014 we had 56,500,472 shares outstanding. The potential dilutive effect of our common stock equivalents does not impact our estimated per share value as there were no potentially dilutive securities outstanding at September 30, 2014.

The consolidated real estate assets (excluding Royal Island) we owned as of September 30, 2014 reflect an overall decrease of 13% from the original purchase price (excluding acquisition costs and operating deficits) plus post-acquisition capital investments.
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

	Change in Estimated Value per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.18)	$0.20
Discount rate*	$(0.07)	$0.08
* Discount rate calculation does not include Central Europe Properties

Historical Estimated Values per Share

The historical reported estimated values per share of the Company's common stock approved by the board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission

$3.08	November 11, 2013	Quarterly Report on Form 10-Q, filed November 14, 2013
$3.58	December 14, 2012	Current Report on Form 8-K, filed December 20, 2012
$4.12	December 20, 2011	Current Report on Form 8-K, filed December 28, 2011
$7.66	January 10, 2011	Current Report on Form 8-K, filed January 14, 2011
$8.03	January 8, 2010	Current Report on Form 8-K, filed January 15, 2010
$8.17	June 22, 2009	Current Report on Form 8-K, filed June 22, 2009

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

Behringer Harvard Opportunity REIT I, Inc.

Dated:	November 12, 2014	By:	/s/ LISA ROSS
Lisa Ross
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2	Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on June 9, 2011)

3.3	Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)

3.4	First Amendment to the Amended and Restated Bylaws of the Registrant (previously filed and incorporated by reference to Form 8-K filed on January 24, 2012)

10.1*	Promissory Note by and between Chase Park Plaza Hotel, LLC, as Borrower, and Great American Life Insurance Company, as Lender, effective as of August 11, 2014

10.2*
Deed of Trust, Fixture Filing, Assignment of Rents, and Security Agreement, executed by Chase Park Plaza Hotel, LLC, for the Benefit of Great American Life Insurance Company, effective as of August 11, 2014

10.3*
Agreement of Guaranty and Suretyship (Completion) by Behringer Harvard Opportunity REIT I, Inc., as Guarantor, in favor of Great American Life Insurance Company, as Lender, effective as of August 11, 2014

10.4*	Indemnity, Guaranty and Suretyship Agreement by Behringer Harvard Opportunity REIT I, Inc., as Indemnitor, in favor of Great American Life Insurance Company, as Lender, effective as of August 11, 2014

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certification

32.2*(1)	Section 1350 Certification

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 12, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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