Form 10-K
period 2014-12-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2015-03-18
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company)    ☐    Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There is no established market for the Registrant's common stock. The Registrant has adopted an Amended and Restated Policy for Estimation of Common Stock Value pursuant to which it has estimated the per share value of its common stock.  As of November 11, 2013, the board established an estimated per share value of $3.08 based on financial information as of September 30, 2013.  As of November 10, 2014, the board established an estimated per share value of $3.58 based on financial information as of October 31, 2014. For a full description of the methodologies used to estimate the value of the Registrant's common stock as of November 11, 2013 and November 10, 2014, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information" included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 and this Annual Report on Form 10-K, respectively. There were approximately 56,500,472 shares of common stock held by non-affiliates of the Registrant as of June 30, 2014, the last business day of the Registrant's most recently completed second fiscal quarter. As of February 28, 2015, the Registrant had 56,500,472 shares of common stock outstanding.

Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. and our subsidiaries (which may be referred to herein as the "Company," "REIT," "we," "us," or "our"), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, to sell our assets when we believe advantageous to achieve our investment objectives, our anticipated capital expenditures, the amount and timing of anticipated cash distributions to our stockholders, the estimated per share value of our common stock and other matters. Words such as "may," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements.
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
Year Ended December 31, 2014

PART I
Item 1.    Business.
Organization
Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the "Company," "we," "us," or "our") was incorporated in November 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes.
We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of December 31, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet. We are the mezzanine lender for one multifamily property. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 21 properties as of December 31, 2014, that is accounted for using the equity method. Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 ("Behringer Harvard OP I"), or its subsidiaries. Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner. The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust. We have entered our disposition phase and are currently considering liquidity options for our stockholders. Therefore, we are not actively seeking to purchase additional properties. We will seek stockholder approval prior to liquidating our entire portfolio. Our investment properties are located in Colorado, Missouri, Nevada, Texas, The Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
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
On December 28, 2007, we terminated the primary component of the Offering. We had earlier terminated the DRP on November 16, 2007. Aggregate gross offering proceeds from the Offering totaled approximately $538.7 million and net offering proceeds after selling commissions, dealer manager fees, and organization and offering expenses totaled approximately $481.8 million. We used the net proceeds from the Offering primarily to acquire real estate and real estate-related assets consistent with our investment objectives. As of December 31, 2014, we have invested all of the net offering proceeds.
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
As of December 31, 2014, we had issued 56,500,472 shares of our common stock, including 21,739 shares indirectly owned by Behringer Harvard Holdings, LLC ("Behringer"), 940,387 shares issued pursuant to the DRP, 3,374,198 shares issued pursuant to the Second DRP, and redeemed 984,267 shares. In addition, we had 1,000 shares of non-participating, non-voting convertible stock outstanding and no shares of preferred stock issued and outstanding.
Our common stock is not listed on a national exchange.

Investment Objectives
On November 19, 2012, our board of directors determined to extend our liquidity deadline to June 30, 2020, subject to the ability to further defer this deadline and we can make no assurances as to when we will complete our liquidation.
We have however, entered our disposition phase and are currently considering liquidity options for our stockholders. We are not actively seeking to purchase additional properties. The primary objective of our business plan is to continue to sustain and enhance the property values through additional leasing or capital expenditures, where necessary, while identifying and implementing disposition strategies for the remaining properties in our portfolio. Properties may be sold individually or as a portfolio. There can be no assurance that future dispositions will occur as planned, or if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.
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
Our investment objectives were:

•	to realize growth in the value of our investments to enhance the value received upon our ultimate sale of such investments;

•	to preserve, protect, and return stockholders' capital contribution through our ultimate sale of our investments;

•	to grow net cash from operations such that cash is available for distributions to stockholders; and

•	to provide stockholders with a return of their investment by liquidating and distributing net sales proceeds.
Investment Policies
We have invested in commercial properties, such as office, retail, multifamily, industrial, hospitality, and recreation and leisure properties that were initially identified as opportunistic and value-add investments with significant possibilities for capital appreciation due to their property specific characteristics or their market characteristics. We have disposed of 14 of our original portfolio assets through December 31, 2014. We are in our disposition phase and expect to sell our remaining properties in an orderly manner. Economic or market conditions may cause us to hold our investments for longer periods of time or sell an investment at a lower than anticipated price.
Our real estate investments are held in fee title or a long-term leasehold estate through Behringer Harvard OP I or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Opportunity Advisors I or other persons.
Borrowing Policies
There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of the Company's "net assets" (as defined in our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our board of directors. In addition to our charter limitation and indebtedness target, our board has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets. Our board of directors reviews the Company's aggregate borrowings at least quarterly. We believe that these borrowing limitations reduce risk of loss and are in the best interests of the Company's stockholders.
Disposition Policies
We are in our disposition phase and are focused on selling our assets in an orderly manner. We originally anticipated that any such dispositions typically would occur during the period from three to six years after termination of our initial public primary offering. Economic or market conditions for opportunistic assets such as ours have, however, resulted in longer holding periods for some assets.

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
Competition
We are subject to significant competition in seeking tenants for the leasing of our properties. In addition, as we seek to dispose of properties, we suffer from a lack of demand for opportunistic asset types such as land and development properties. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. We also face competition from other real estate investment programs, including other Behringer-sponsored programs, for buyers and tenants that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or Behringer Harvard Opportunity Advisors I.
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
Distribution Policies
Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. The board's decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. In connection with entering our disposition phase, on March 28, 2011, our board of directors discontinued regular quarterly distributions. Any future distributions will be based on available cash from asset sales after weighing operational needs.
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions during the years ended December 31, 2014 and 2013.

Significant Tenants
As of December 31, 2014 we had two leases that accounted for 10% or more of our aggregate annual rental revenues from our consolidated office properties. Northborough Tower, a single-tenant office building, accounted for $5.8 million (or 33%) of our aggregate annual rental revenue from office buildings and 11% of our total revenues. The lease expires April 30, 2018. A tenant at our Las Colinas Commons office building accounted for $2 million (or 12%) of our aggregate annual rental revenue from office buildings and 4% of our total revenues. The lease expires May 31, 2019. See Item 2, Properties for additional information on our office building leases.
The following table presents information about our significant tenant leases at our consolidated office properties as of December 31, 2014:

				% of Rentable Office Sq. Ft. Leased	Annualized Base Rent Statistics(1)
Tenant	Property	Tenant Industry	Square Feet		Annualized Base Rent (in 000s)	% of Office Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration
Noble Energy, Inc.(2)	Northborough Tower	Crude Petroleum and Natural Gas Extraction	204,779	27%	$5,836	33%	$28.50	4/30/2018
Green Tree Servicing, LLC(2)	Las Colinas Commons	Mortgage Bankers & Brokers	119,116	16%	$2,038	12%	$17.11	5/31/2019
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

(2)
In January 2015, we became aware that the sole tenant of the Northborough building, Noble Energy, may vacate the building during 2015. However, their lease runs until April 2018 and we expect them to continue to make their lease payments until then. The Green Tree Servicing lease has two 5-year renewal options available under the respective lease. Neither of the leases have an early termination provision.

Employees
We have no employees. The Advisor and other affiliates of Behringer perform a full range of real estate services for us, including acquisitions, dispositions, property management, accounting, legal, asset management and investor relations services.
We are dependent on affiliates of Behringer for services that are essential to us, including asset acquisition and disposition decisions, property management, and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
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
We are in the process of liquidating our portfolio. However, we are under no obligation to complete our liquidation within a specified time period and market conditions and other factors could delay our ability to liquidate our portfolio. If we are not successful in implementing our exit strategy, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily and could suffer losses on your investment.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On November 10, 2014, our board of directors approved an estimated value per share of our common stock of $3.58 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of October 31, 2014, as described under “Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Market Information” included in Part II, Item 5. We provided this estimated value per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements.
The estimated value per share was based upon consultation with the Advisor and an independent, third party valuation and advisory firm engaged by us, using what the board of directors deems to be appropriate valuation methodologies and assumptions under current circumstances in accordance with the Amended and Restated Policy for Estimation of Common Stock Value (the “Valuation Policy”).
FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our board’s estimated value per share. The estimated per share value determined by our board of directors neither represents the fair value according to generally accepted accounting principles in the United States (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he tried to sell his shares or if we liquidated our assets. Accordingly, with respect to the estimated value per share, the Company can give no assurance that:

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
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information.”
We currently expect to engage our Advisor and/or an independent valuation firm to update the estimated value per share annually, but we are not required to update the estimated value per share more frequently than every 18 months.
We rely on affiliates of Behringer, including our Advisor, to manage our operations and our portfolio of real estate assets and any adverse changes in the financial health of Behringer could hinder our Advisor’s ability to provide these services to us and consequently impair our operating results and negatively affect the return on your investment.
Behringer, through one or more of its subsidiaries, owns and controls our Advisor and our property manager. The operations of our Advisor and our property manager rely substantially on Behringer. Behringer is largely dependent upon the fees and other compensation that it receives from the public programs it sponsors or sponsored (including us) to conduct its operations. In August 2012, TIER REIT, Inc. (“TIER REIT”) (f/k/a Behringer Harvard REIT I, Inc.), a mature program sponsored by Behringer, completed a transition to self-management. As a result, TIER REIT no longer relies on Behringer acquisition or asset management services but continues to utilize Behringer for certain other administrative services such as human resources, shareholder services, and information technology as well as property management for which they pay Behringer certain fees. TIER REIT may terminate its administrative services agreement with Behringer and/or exercise a buy-out option with respect to its property management agreement on or after June 30, 2015. Monogram Residential Trust, Inc. (f/k/a Behringer Harvard Multifamily REIT I, Inc.) (“Monogram”), another public program sponsored by Behringer, completed a transition to a self-managed structure in June 2014. Monogram no longer relies on Behringer other than for shareholder services, although Behringer will continue to receive other fees after transition through June 2015.
Going forward, Behringer expects to rely on revenue from those service relationships, its current resources, including amounts received by Behringer as a result of and in connection with the self-management transactions described above, its balance sheet, and fee income from us and Behringer Harvard Opportunity REIT II, Inc., a mature program sponsored by Behringer that reported $384.3 million of assets as of September 30, 2014, and other newly sponsored programs that have not yet raised substantial capital for their capital needs. If Behringer’s income and other resources are inadequate to cover its operating expenses, Behringer may need to secure additional capital or it may become unable to meet its obligations or may not be able to continue to provide the same level of service that we have received to date. If this occurs, we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us. Further, given the confidentiality and non-solicitation agreements in place with Behringer’s employees and the non-solicitation agreements we have with our Advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.
If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.
Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, of us, our Advisor and its affiliates, including Michael D. Cohen, Lisa Ross and Terri Warren Reynolds, each of whom would be difficult to replace. We do not have employment agreements with our executive officers and other key personnel, and we cannot guarantee that they will remain affiliated with us. Also, our executive officers and key personnel do not have employment agreements with our Advisor, and we cannot guarantee that such persons will remain affiliated with our Advisor. In October 2014 and January 2015, our Chief Financial Officer and Chief Executive Officer, respectively, resigned their positions with us and our Advisor. The departure of these executive officers, as well as the departure of any of our current executive officers or key personnel, could cause our operating results to suffer. We do not intend to separately maintain key person life insurance on any of our key personnel.
Further, we believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to hire and retain highly skilled managerial and operational personnel and we have replaced our Chief Financial Officer with Lisa Ross and appointed Michael D. Cohen as interim President. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel.

In addition, we have established, and intend in the future to establish, strategic relationships with firms that have special expertise in certain services or as to assets both nationally and in certain geographic regions. Maintaining these relationships will be important for us to manage and liquidate our assets. We cannot assure you that we will be successful in attracting and retaining such strategic relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.
We may be restricted in our ability to replace our property manager, an affiliate of our Advisor, under certain circumstances.
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
Our Advisor and its affiliates perform services for us in connection with, among other things, the management and leasing of our properties, the servicing of our mortgage, bridge, mezzanine or other loans, the administration of our other investments and the disposition of our assets. They are paid substantial fees for these services. These fees reduce the amount of cash available for funding our operating activities.
Your percentage interest in Behringer Harvard Opportunity REIT I will be reduced if we issue additional shares.
Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us in the event that we (1) sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of common stock upon the conversion of our convertible stock, (5) issue shares of our common stock upon the exercise of any options granted to our independent directors or employees of Behringer Opportunity Advisors I and HPT Management or their affiliates, (6) issue shares to Behringer Opportunity Advisors I, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement, or (7) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Behringer Harvard OP I. In addition, the partnership agreement for Behringer Harvard OP I contains provisions which would allow, under certain circumstances, other entities, including other Behringer-sponsored programs, to merge into or cause the exchange or conversion of their interest for interests of Behringer Harvard OP I. Because the limited partnership interests of Behringer Harvard OP I may be exchanged for shares of our common stock, any merger, exchange or conversion between Behringer Harvard OP I and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. You should not expect to be able to own a significant percentage of our shares.
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
Our ability to fund future property capital needs, such as tenant improvements, leasing commissions and capital expenditures, will depend on our ability to borrow, sell assets or interests in assets, or generate additional cash flows from operations. We will establish capital reserves on a property-by-property basis, as we deem appropriate. In addition to any reserves we establish, a lender may require escrow of capital reserves in excess of our established reserves. If these reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our properties or for any other reason, we have not identified any sources for such funding, and we cannot assure you that such sources of funding will be available to us for future potential capital needs.

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

•	lack of uniform accounting standards (including availability of information in accordance with GAAP);

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•	we, our sponsor, and its affiliates have relatively less experience with respect to investing in real property or other investments outside the United States as compared to domestic investments; and

•	legal and logistical barriers to enforcing our contractual rights.
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
We have made equity investments in, acquired options to purchase interests in, or made mezzanine loans to the owners of real estate development projects. Our return on these investments is dependent upon the projects being completed successfully. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. Our Advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. If we are unable to manage these risks effectively, our results of operations and financial condition will be adversely affected.
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will realize growth in the value of our real estate properties.
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
For these and other reasons, we cannot assure you that we will realize growth in the value of our real estate properties.
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Because other Behringer- sponsored real estate programs use investment strategies that are similar to ours, our executive officers, our Advisor and its executive officers face conflicts of interest relating to the leasing and disposition of properties, and such conflicts may not be resolved in our favor.
There may be periods during which one or more Behringer-sponsored programs are seeking to dispose of similar properties and other real estate-related investments. As a result, we may be trying to sell our properties and other real estate-related investments at the same time as one or more of the other Behringer-sponsored programs managed by officers and employees of our Advisor and/or its affiliates, and these other Behringer-sponsored programs may use disposition strategies that are similar to ours. Our executive officers and the executive officers of our Advisor are also the executive officers of other Behringer-sponsored REITs and their advisors, the general partners of Behringer-sponsored partnerships and/or the advisors or fiduciaries of other Behringer-sponsored programs, and these entities are and will be under common control. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of advisors and managers of other Behringer-sponsored programs decide whether to pursue a specific buyer of real estate on our behalf or on behalf of another Behringer-sponsored program or affiliate of our Advisor, which may have a disposition strategy that is similar to ours. In addition, we have acquired properties in geographic areas where other Behringer-sponsored programs own properties. If one of the other Behringer-sponsored programs attracts a tenant for which we are competing, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.
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
Our Advisor and its affiliates, including our property manager, are entitled to substantial fees from us under the terms of our advisory management agreement and property management agreement. These fees could influence our Advisor’s advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	continuing, renewing, or enforcing our agreements with our Advisor and its affiliates, including the advisory management agreement and the property management agreement;

•	property sales, which reduce the asset management fees payable to our Advisor;

•	property acquisitions, which entitle our Advisor to acquisition and advisory fees and asset-management fees;

•	borrowings to acquire properties, which increase the acquisition, debt financing, and asset management fees payable to our Advisor;

•	borrowings to refinance our existing indebtedness, which increases the debt financing fees payable to our Advisor

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

The fees our Advisor receives in connection with transactions involving the purchase and management of an asset are based on the cost of the investment, including the amount expended for the development, construction, and improvement of each asset, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us.
Our Advisor's executive officers and key personnel and the executive officers and key personnel of Behringer-affiliated entities that conduct our day-to-day operations face competing demands on their time, and this may cause our investment returns to suffer.
We rely upon the executive officers of our Advisor and the executive officers and employees of Behringer-affiliated entities to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other Behringer-sponsored programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.
Our officers face conflicts of interest related to the positions they hold with entities affiliated with our Advisor, which could diminish the value of the services they provide to us.
Certain of our executive officers are also officers of our sponsor Behringer, our Advisor, our property manager, and other entities affiliated with our Advisor, including the advisors and fiduciaries to other Behringer-sponsored programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) management of time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates of our Advisor, (4) investments with affiliates of our Advisor, (5) compensation to our Advisor, and (6) our relationship with our property manager. If we do not successfully implement our business strategy, we may be unable to maintain or increase the value of our assets.
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

Generally, we do not borrow money secured by a particular real property unless we believe the property's projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available to fund our ongoing operations may be affected. In addition, incurring mortgage debt increases the risk of (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties are foreclosed upon due to a default, the return on your investment in us will be adversely affected.
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
In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. Loan documents we enter into may contain customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor or may impose other limitations. Any such restriction or limitation may have an adverse effect on our operations.
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
Some of our financing arrangements will require us to make a lump-sum or balloon payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax. Any of these results would have a significant, negative impact on your investment.
From time to time, we may rely on financial institutions for debt financing and, as a result, may be adversely affected by the failure of a financial institution to honor its lending obligations.
From time to time, we may rely on financial institutions for financing development projects in which we invest, for funding credit facilities used for general corporate purposes or for other funding needs. Some of these financial institutions may become insolvent, enter into receivership or otherwise become unable to fulfill or be prevented from fulfilling their respective financial obligations to their borrowers. Should a financial institution on which we rely fail to meet its funding obligations to us or to an entity in which we have invested, our liquidity or the liquidity of the entity in which we have invested could be materially adversely affected and we could suffer losses on development projects or other investments that require additional capital. Furthermore, if the loan is made to an entity in which we have invested, such as a development project, and we and our affiliates are not parties to the loan, we will be unable to take direct action against the financial institution to compel it to honor its financial obligations. In addition, if a financial institution on which we rely becomes insolvent or enters into receivership, or if other regulatory action is taken against it, we may not be able to enforce any contractual rights we would otherwise have against it.
General Risks Related to Investments in Real Estate
Properties that have significant vacancies could be difficult to sell, which could diminish the return of your investment.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. In January 2015, we became aware that the sole tenant of the Northborough building, Noble Energy, which accounts for 11% of our total revenues in 2014, may vacate the building during 2015. However, their lease runs until April 2018 and we expect them to continue to make their lease payments until then.
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
Our Advisor will attempt to ensure that all of our properties are adequately insured to cover casualty losses. The nature of the activities at certain properties we may acquire will expose us and our operators to potential liability for personal injuries and, in certain instances, such as with marinas, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, cyber-terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snowstorms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incur a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would adversely affect the return on your investment in us.
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
In addition, we have invested in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Your investment is subject to the risks associated with investments in unimproved real property.
A concentration of our investments in any one property class or geographic region may leave our profitability vulnerable to a downturn in such sector or geographic region.
At any one time, a significant portion of our consolidated investments could be in one property class or concentrated in one or several geographic regions. For the year ended December 31, 2014, excluding mineral rights we received in 2014 of $0.1 million on a parcel of land we sold in 2013, 56%, 36% and 8% of our total revenues were derived from properties in Missouri, Texas and Colorado, respectively. Additionally, excluding mineral rights we received in 2014 of $0.1 million on a parcel of land we sold in 2013, 64%, 31% and 5% of our total revenues for the year ended December 31, 2014 were from our three asset types, hotel, office building, and multifamily. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults by our tenants within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
The Eurozone crisis may have an adverse effect on investments in Europe and the break-up of the Eurozone, or the exit of any member state, would create uncertainty and could affect our investments directly.
We own a joint venture interest in a portfolio of Central European properties located in Czech Republic, Poland, Hungary, and Slovakia. The situation relating to the sovereign debt and weak financial health of several countries and the overall European financial system, including Ireland, Italy, Spain, Portugal and Cyprus, together with the risk of contagion to other, more financially stable countries, has eased. However, threats to stability remain - principally from the prospect of difficult negotiations over Greece's debt. The conflict in Ukraine may also continue to pose a risk to confidence.
We hold assets that are denominated in Euros (including loans secured on such assets). Further deterioration in the Eurozone economy could have a material adverse effect on the value of our investment in such assets and amplify the currency risks faced by us.
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

Our investments in apartment communities face competition from other apartment communities and the increased affordability of single-family homes and condominiums, which may limit our profitability and returns to our stockholders.
Our investments in apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities, as well as single-family homes and condominiums available to rent or buy. The residential apartment community industry is highly competitive. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We face competition from many sources, including from other apartment communities both in the immediate vicinity and the broader geographic market where our apartment communities are located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates. We may be required to expend substantial sums to attract new residents.
Our apartment investments may face increased competition from single-family homes and condominiums for rent or purchase, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Our apartment communities may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent or purchase. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.
In addition, reduced mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.
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
Resorts, recreation and leisure, and other types of properties in which we have invested may not be readily adaptable to other uses, and if these properties become unprofitable, we may not be able to recoup the value of our investment.
Resorts and related properties, and other types of recreation and leisure properties in which we have invested are specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors become unprofitable due to industry competition, a general deterioration of the applicable industry or otherwise, we may have great difficulty selling the property or we may have to sell the property for substantially less than the amount we paid for it. Should any of these events occur, our income and the return on your investment in us could be reduced.
Security breaches through cyber-attacks, cyber-intrusions, or otherwise, could disrupt our IT networks and related systems.
Risks associated with security breaches, whether through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, or otherwise, against persons inside our organization, persons with access to systems inside our organization, the U.S. government, financial markets or institutions, or major businesses, including tenants, could disrupt or disable networks and related systems, other critical infrastructures, and the normal operation of business.  The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased.  Even though we may not be specifically targeted, cyber-attacks on the U.S. government, financial markets, financial institutions, or other major businesses, including tenants, could disrupt our normal business operations and networks, which may in turn have a material adverse impact on our financial condition and results of operations.
IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations.  They also may be critical to the operations of certain of our tenants.  Further, our Advisor provides our IT services, and although we believe they will be able to maintain the security and integrity of these types of networks and related systems, or implement various measures to manage the risk of a security breach or disruption, there can be no assurance that their security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.  Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  While, to date, we have not experienced a cyber-attack or cyber-intrusion, neither our Advisor nor we may be able to anticipate or implement adequate security barriers or other preventive measures.  A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; or

•	damage our reputation among our tenants and stockholders generally.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition, and cash flows.
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
The mezzanine loans in which we have invested involve greater risks of loss than senior loans secured by income-producing real properties.
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
We could be negatively impacted by the elimination of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac are a major source of financing for secured multifamily real estate. Real estate companies invested in multifamily properties have utilized Fannie Mae and Freddie Mac to finance growth by purchasing or guaranteeing apartment loans. In May 2014, the U.S. Senate Banking Committee approved legislation to wind down Fannie Mae and Freddie Mac and redesign the U.S. mortgage finance system, which legislation has to date not been acted on in the broader Senate. A final decision by the government to eliminate Fannie Mae or Freddie Mac or reduce their role in the mortgage market, or otherwise restructure the U.S. mortgage finance system, may adversely affect interest rates, capital availability, and potential sales of multifamily communities, and in particular could adversely affect our ability to dispose of our multifamily assets upon our liquidation.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General
As of December 31, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet. We are the mezzanine lender for one multifamily property. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 21 properties that is accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
 The following table presents certain information about our consolidated properties as of December 31, 2014:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired	Occupancy at December 31, 2014	Occupancy at December 31, 2013	Effective Annual Rent per Square Foot/Unit as of December 31, 2014(1)	Effective Annual Rent per Square Foot/Unit as of December 31, 2013(1)
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	100%(2)	2006	69%(3)	63%(3)	n/a	n/a
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%	2006	74%	74%	15.46	4.92
Frisco Square	Frisco, Texas	(4)	mixed-use development (multifamily, retail, office, restaurant and land)	(4)	2007	(5)	(5)	(6)	(6)
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007	97%	89%	22.07	18.71
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	94%	2007	56%(3)	54%(3)	n/a	n/a
Northborough Tower	Houston, Texas	207,000	14-story office building	100%	2008	100%	100%	26.68	26.68
Royal Island(7)	Commonwealth of Bahamas	—	land	87%	2012	n/a	n/a	n/a	n/a
_______________________________________________________________________________

(1)	Effective Annual Rent is calculated using leases in place as of December 31 and takes into account any rent concessions.

(2)	On August 5, 2014, we received the 5% interests of Chase Park Plaza Hotel and Chase — The Private Residences held by Kingsdell, L.P. and now own 100% of the entities.

(3)	Hospitality property occupancy is a 12-month average occupancy.

(4)
Our Frisco Square mixed-use development consists of 101,000 square feet of office space, 71,000 square feet of retail, a 41,500 square foot movie theater, 114 multifamily units, approximately 27 acres of land which we own 100% and a 3.4 acre multifamily project in development in which we own a 90% interest.

(5)	Occupancy for retail, office, and restaurant was 92% and 87% at December 31, 2014 and 2013, respectively. Occupancy for multifamily was 91% and 93% at December 31, 2014 and 2013, respectively.

(6)
Effective annual rent per square foot for retail, office, and restaurant was $21.58 and $20.34 at December 31, 2014 and December 31, 2013, respectively. Effective annual rent per unit for multifamily was $14,132 and $13,625 at December 31, 2014 and December 31, 2013, respectively.

(7)
Our initial investment in Royal Island was made in May 2007. We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

Three of our consolidated properties represented more than 10% of our 2014 total revenue: Chase Park Plaza at 56%; Frisco Square at 12%; and Northborough Tower at 11%.
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
The following table shows the total revenue of our real estate portfolio for the properties we consolidate in our financial statements as of December 31, 2014, including revenues generated from tenant reimbursements:

Property	Description	2014 Revenue (in 000s)		Percentage of 2014 Revenue
Chase Park Plaza	Hotel and condominium development property	$30,817		56%
Las Colinas Commons	3-building office complex	2,959		5%
Frisco Square	Mixed-use development (multifamily, retail, office, restaurant and land)	6,616		12%
Northpoint Central	9-story office building	4,234		8%
The Lodge & Spa at Cordillera	Land, hotel and development property	4,485		8%
Northborough Tower	14-story office building	6,233		11%
		$55,344	(1)	100%
____________________________________________________

(1)
We retained the mineral rights on 4950 S. Bowen Road, an investment in land, which we sold in 2013. The total 2014 revenue excludes miscellaneous income of $0.1 million we received for mineral rights in 2014.

Geographic Diversification
The following table shows the geographic diversification of our real estate portfolio for those properties we consolidate in our financial statements as of December 31, 2014. This table does not include revenues generated from tenant reimbursements. See footnote (1) below:

Location	2014 Revenue(1) (in 000s)	Percentage of 2014 Revenue
Missouri	$30,815	59%
Texas	16,619	32%
Colorado	4,481	9%
	$51,915	100%
____________________________________________________________________

(1)
2014 revenue represents contractual base rental income of our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

Future Lease Payments Table
The following table presents the future minimum base rental payments of our office properties due to us over the next ten years from our consolidated office properties as of December 31, 2014 (in thousands):

Year	Future Minimum Base Rental Payments
2015	$16,001
2016	14,815
2017	13,431
2018	6,573
2019	3,625
2020	2,128
2021	2,021
2022	1,409
2023	1,130
2024	703
Thereafter	651
Total	$62,487

Portfolio Lease Expirations
The following table presents lease expirations at our consolidated office properties as of December 31, 2014:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1) (in 000s)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2015	8	$1,285	7%	68,110	9%
2016	11	1,792	10%	74,752	10%
2017	9	1,953	11%	85,547	11%
2018	13	7,153	41%	257,335	34%
2019	10	3,054	17%	158,285	21%
2020	2	128	1%	4,312	1%
2021	2	539	3%	19,796	3%
2022	1	267	2%	14,608	2%
2023	4	621	4%	20,465	3%
2024	1	76	—%	2,819	—%
Thereafter	1	684	4%	41,464	6%
Total	62	$17,552	100%	747,493	100%
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
Determination of Estimated Per Share Value
On November 10, 2014, pursuant to the Amended and Restated Policy for Estimation of Common Stock Value (the “Estimated Valuation Policy”), our board of directors met and established an estimated per share value of the Company’s common stock as of October 31, 2014 of $3.58. The value per share was based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. This estimate is being provided to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act reporting requirements.
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
Capright has acted as a valuation advisor to the Company in connection with this assignment. The compensation paid to Capright in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Capright. Capright has rendered valuation advisory services to another Behringer-sponsored investment programs during this year for which it received usual and customary compensation. Capright may be engaged to provide financial advisory services to the Company, its Advisor or other Behringer-sponsored investment programs or their affiliates in the future.
The estimated valuation of $3.58 per share as of October 31, 2014, reflects an increase from the estimated valuation of $3.08 per share as of November 11, 2013. The investment that was most significant to the increase in our real estate asset value related to Chase Park Plaza Hotel. As a result of improved hotel operations and improving market conditions the valuation of the asset increased. A redevelopment plan for the asset is under consideration. Additionally, on August 5, 2014, we received the 5% interests of Chase Park Plaza Hotel and Chase — The Private Residences held by Kingsdell, L.P. and now own 100% of the entities. The real estate valuation for The Lodge & Spa at Cordillera also increased based upon a then current sale contract. Our office and mixed-use properties were all increases to the estimated share valuation. These increases were offset by a decrease related to our unconsolidated joint venture investment in Central Europe. A decline in real estate values as well as a weakened currency led to the decrease.
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

Allocation of Estimated Value
As of October 31, 2014, we were invested in nine assets. As of November 11, 2013, we were invested in ten assets. We excluded Royal Island from the allocations in 2014 and 2013 as it is valued at less than the amount of its nonrecourse debt and liabilities. Therefore, we have not attributed any value to this property in the Company’s estimate of value. The following is our estimated per share value allocated among our asset types:

	October 31, 2014	November 11, 2013
	Estimated	Estimated
	Value per Share	Value per Share
Consolidated real estate properties (1)	$5.14	$4.60
Unconsolidated joint venture (2)	0.21	0.28
Construction in Progress	0.12	—
Mezzanine loan investment	—	—
Mortgage debt (3)	(2.49)	(2.25)
Other assets and liabilities	0.61	0.49
Noncontrolling interests	(0.01)	(0.04)
Estimated net asset value per share	3.58	3.08
Estimated enterprise value premium	—	—
Total estimated value per share (4)	$3.58	$3.08

(1)	The following are the key assumptions (shown on a weighted average basis) which are used in the discounted cash flow models to estimate the value of the real estate assets.

	Office Buildings	Hotels	Mixed-Use
Exit capitalization rate	8.29%	8.00%	7.31%
Discount rate	9.05%	10.00%	8.14%
Annual market rent growth rate	3.00%	4.12%	3.00%
Average holding period	10.28 years	10.00 years	10.27 years

(2)	The following is the key assumption (shown on a weighted average basis) which is used in the direct capitalization method in order to estimate the value of our unconsolidated joint venture investment:

Direct capitalization rate	8.56%

(3)	Notes payable net of $(906,000) mark-to-market adjustment.

(4)
As of October 31, 2014 we had 56,500,472 shares outstanding. The potential dilutive effect of our common stock equivalents does not impact our estimated per share value as there were no potentially dilutive securities outstanding at September 30, 2014.

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

 Holders
As of February 28, 2015, we had 56,500,472 shares of common stock outstanding held by a total of approximately 21,000 stockholders.
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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions during the years ended December 31, 2014 and 2013.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our equity compensation plans as of December 31, 2014:

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
Our board of directors has not considered requests for redemptions ("Ordinary Redemptions") for reasons other than in the event of death, disability or need for long-term care since March 2009 when the board determined not to accept, and to suspend until further notice, Ordinary Redemptions.
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2014.

We have not presented information regarding submitted and unfulfilled redemptions as our share redemption program has been completely suspended since the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.
 Any redemption requests submitted while the program is suspended will be returned to investors and must be resubmitted upon resumption of the share redemption program.  As we have entered our disposition phase, we do not expect to resume our share redemption program; however, if the share redemption program is resumed, we will give all stockholders notice that we are resuming redemptions, so that all stockholders will have an equal opportunity to submit shares for redemption.  Upon resumption of the program, any redemption requests will be honored pro rata among all requests received based on funds available and will not be honored on a first come, first served basis.
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
As of December 31, 2012, we were invested in 12 assets, nine of which were consolidated in our continuing operations. We were the mezzanine lender for one multifamily property. In addition, we had a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that were accounted for using the equity method. During the year ended December 31, 2012, we sold four of our consolidated properties and our noncontrolling, unconsolidated ownership interest in one joint venture.
As of December 31, 2013, we were invested in nine assets, seven of which were consolidated in our continuing operations. We were the mezzanine lender for one multifamily property. In addition, we had a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 22 properties that were accounted for using the equity method. During the year ended December 31, 2013, we sold two of our wholly owned properties and our interest in one joint venture.
As of December 31, 2014, we were invested in nine assets, seven of which were consolidated in our continuing operations. We were the mezzanine lender for one multifamily property. In addition, we had a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 21 properties that is accounted for using the equity method. During the year ended December 31, 2014, we did not have any dispositions of our real estate investments. In August 2014, we sold one property in our unconsolidated joint venture.

Accordingly, the following selected financial data may not be comparable. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 in this Annual Report on Form 10-K.
The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts):

	As of December 31,
	2014	2013	2012	2011	2010
Total assets	$314,492	$322,120	$366,452	$531,179	$697,624
Long-term debt obligations	$153,556	$138,085	$138,863	$265,857	$347,825
Other liabilities	26,898	24,665	53,997	35,379	33,529
Noncontrolling interest (1)	617	2,372	1,364	7,593	3,609
Total Behringer Harvard Opportunity REIT I, Inc. equity	133,421	156,998	172,228	222,350	312,661
Total liabilities and equity	$314,492	$322,120	$366,452	$531,179	$697,624

	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenues	$55,487	$55,068	$42,004	$37,311	$61,954
Loss from continuing operations(1)	(24,420)	(23,445)	(62,286)	(85,540)	(41,040)
Income (loss) from discontinued operations(2)	—	3,985	5,728	(9,920)	(25,643)
Gain on sale of real estate	476	86	—	1,334	3,901
Net loss	(23,944)	(19,374)	(56,558)	(94,126)	(62,782)
Add: Net loss (income) attributable to the noncontrolling interest(3)	414	(882)	3,782	5,518	1,549
Net loss attributable to common stockholders	(23,530)	(20,256)	(52,776)	(88,608)	(61,233)
Basic and diluted loss per share	$(0.42)	$(0.36)	$(0.93)	$(1.57)	$(1.09)
Distributions declared per share	$—	$—	$—	$(0.17)	$0.10
_______________________________________________________________________________

(1)
Loss from continuing operations includes impairments of $9.4 million, $0.4 million, $7.3 million, $12.7 million and $7.6 million in the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. In addition, we recorded impairments on our condominium inventory of $0.3 million, $12.2 million, $5.9 million and $5.7 million in 2013, 2012, 2011 and 2010, respectively.

(2)
Income (loss) from discontinued operations includes impairments of $0.3 million, $1.3 million, $5.2 million and $18.3 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively. Income (loss) from discontinued operations includes gain on sales of $12 million and $0.8 million in the years ended December 31, 2012 and 2011, respectively.

(3)
As of December 31, 2014, noncontrolling interest consists of the noncontrolling ownership interests in real estate properties that we consolidate; The Lodge & Spa at Cordillera, Royal Island and The Ablon at Frisco Square. Effective August 5, 2014, we have a 100% ownership interest in Chase Park Plaza Hotel. Prior to August 5, 2014, we owned a 95% interest in the property.

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

As of December 31, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our financial statements. We are the mezzanine lender for one multifamily property. In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 21 properties that is accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.

Liquidity and Capital Resources
Liquidity Demands
Our primary objectives are to focus on the disposition of the properties remaining in our portfolio, while continuing to preserve capital and sustain and enhance property values. Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion, thus providing needed liquidity to fund our remaining development activities, capital needs at certain properties and the Company's operations. Our cash balance at December 31, 2014 was $35 million.
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
 We continually evaluate our liquidity and ability to fund future operations and debt obligations (See Note 9, Notes Payable in the Notes to Consolidated Financial Statements for more details).  As part of those analyses, we consider lease expirations at our consolidated office properties and other factors.  Operating leases for our office buildings representing 7% of our annualized base rent and 9% of our rentable square footage (effective annual rent per square foot of $18.87) will expire by the end of 2015.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to such regions or industries may result in defaults on a number of our investments within a short time period.  Such defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  As of December 31, 2014, 59% and 32% of our 2014 contractual base rental income from our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights, was derived from tenants in Missouri and Texas, respectively.
Strategic Asset Sales
As previously discussed, we are in our disposition phase. We anticipate conducting orderly sales of our assets over the next two to three years. We may pursue a portfolio sale for some or all of our remaining assets. The tepid economic environment and limited availability of credit to buyers for opportunistic asset classes such as ours could delay or inhibit our ability to dispose of our properties in an orderly manner, or cause us to have to dispose of our properties for lower than anticipated sales prices. Two of our office buildings are located in the Greenspoint submarket in Houston, Texas. Demand for commercial properties in this submarket is primarily weak due to several large blocks of space becoming available in the next 24 to 48 months as large scale users have announced their intention to vacate the submarket. With the uncertainty created from these relocations as well as the current volatility within the energy sector, and the limited number of office building transactions, it is difficult to underwrite commercial assets in this submarket. We are currently marketing The Lodge & Spa at Cordillera and Royal Island. Buyers for incomplete development projects continue to be scarce. The Central Europe commercial real estate market, where we have 20 remaining properties, after the sale of one property in the first quarter of

2015, showed some improvement in transaction volume during 2014 with continued improvement expected in 2015 by some market analysts. However, there are lingering doubts about the strength and uneven nature of Europe’s economic recovery and the Ukraine crisis with Russia may negatively impact growth. These market conditions may impact our ability to sell our assets within our expected disposition timeline.
On June 13, 2014, we sold 1.62 acres of land at our Frisco Square development to an unrelated third party for $1.8 million. On August 7, 2014, one of the properties owned by Central Europe Joint Venture, our unconsolidated investment, was sold for €3.6 million. On February 1, 2015, an additional property owned by our Central Europe Joint Venture was sold for €0.7 million. There can be no assurance that future dispositions will occur as planned, or if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.
Debt Financings
One of our principal short-term and long-term liquidity requirements includes the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2014. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)
	2015	2016	2017	2018	2019	After 2019	Total
Principal payments—fixed rate debt	$1,648	$35,324	$85,341	$—	$—	$—	$122,313
Interest payments—fixed rate debt	7,719	6,270	2,516	—	—	—	16,505
Principal payments—variable rate debt	520	547	575	29,413	—	—	31,055
Interest payments—variable rate debt (based on rates in effect as of December 31, 2013)	988	963	954	160	—	—	3,065
Total	$10,875	$43,104	$89,386	$29,573	$—	$—	$172,938
_______________________________________________________________________________

(1)	Does not include approximately $0.2 million of unamortized premium related to debt we assumed on our acquisition of Northborough.
 Our nonrecourse debt secured by Northborough Tower with a balance of $18.9 million at December 31, 2014, matures on January 11, 2016. In January 2015, we became aware that the sole tenant of the Northborough building may vacate the building during 2015. We expect the tenant to continue to make the lease payments under the terms of its lease through lease expiration in April 2018. We are working with the tenant to obtain a sub-lessor. Under the terms of our debt, the excess cash flow from the rental payments will be swept to the lender to pay down the debt if the building is vacant. We intend to market the asset for sale prior to the debt maturity; however, there are no assurances that we can sell the asset prior to the debt maturity or that we can sell the asset for an amount greater than the debt balance. If we are unable to sell Northborough Tower prior to the debt maturity we would have to consider all available alternatives, including transferring legal possession of the property to the lender.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  As of December 31, 2014, we believe we were in compliance with the debt covenants under our loan agreements.
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
Each of our loans is secured by one or more of our properties. At December 31, 2014, interest rates on our notes payable ranged from 3.2% to 15%, with a weighted average interest rate of approximately 5.6%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough Tower, Frisco Square, Las

Colinas Commons, and Northpoint Central investments require monthly payments of principal and interest. At December 31, 2014, our notes payable had maturity dates that ranged from January 2016 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $35 million on our consolidated balance sheet as of December 31, 2014), operating cash flow from properties, new borrowings, additional borrowings that may become available under our existing loan agreements by satisfying certain terms, and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.
As of December 31, 2014, restricted cash on the consolidated balance sheet of $8.1 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.
As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our property developments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow. In addition, the dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (i) leads to a decline in real estate values generally; (ii) slows real estate transaction activity; (iii) reduces the loan to value upon which lenders are willing to extend debt; and (iv) results in difficulty in refinancing debt as it becomes due. Any of these events may have a material adverse impact on the value of real estate investments and the revenues, income, or cash flow from the acquisition and operation of real properties and mortgage loans.
New Financings and Modification
The debt related to Chase Park Plaza Hotel was scheduled to mature in December 2014. The loan opened to prepayment without penalty in December 2013. On August 11, 2014, we refinanced the Chase Park Plaza Hotel debt with a new lender for $62.5 million in proceeds. A fee of $590,000 was paid and recorded to interest expense at the time of payment. The loan bears interest at 4.95% and matures in three years with two one-year extensions available. The new loan requires interest-only payments in the first year and principal payments based upon a 25-year amortization during the remaining term, including extension periods. The loan is not prepayable in the first year and requires a prepayment penalty for months 13 through 30 of the original term. A portion of the proceeds from the new loan were used to repay the current debt and closing costs. We have guaranteed that $6.5 million of the proceeds will be utilized for a room and retail renovation program at the Chase Park Plaza Hotel. The outstanding balance on this loan as of December 31, 2014 was $62.5 million.
On August 26, 2014 The Ablon at Frisco Square venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a 3-year term with two 12-month extensions available. Payments of interest-only are required during the initial 3-year term. Equity of $15.8 million must be contributed to the project before any draws are made under the loan. As of December 31, 2014, the partners have funded $8.2 million of equity (which includes land) towards the construction. We have not drawn any funds under the construction loan to date. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.
In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan (the "Debt LP Loan") for the purpose of preserving and protecting the collateral securing the bridge loan. The operating costs of our Royal Island property were funded through the Debt LP Loan through June 2014. In February 2013, the lender agreed to increase the amount available to draw on the Debt LP Loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. Beginning in October 2013, the lender increased the availability each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. As of December 31, 2014, the balance of the Debt LP Loan was $13.9 million.

Joint Venture Indebtedness
We have a noncontrolling, unconsolidated ownership investment in a joint venture consisting of 21 properties as of December 31, 2014. We exercise significant influence over, but do not control these entities, and therefore, the joint venture is accounted for using the equity method of accounting. As of December 31, 2014, the total amount of aggregate debt held by unrelated parties that was incurred by this joint venture was approximately $65.4 million (based upon the December 31, 2014 currency exchange).
The table below summarizes the outstanding debt of these properties as of December 31, 2014 ($ in thousands):

Property	Joint Venture Ownership %	Weighted Average Interest Rate (as of December 31, 2014)		Carrying Amount	Maturity Date
Central Europe Joint Venture	47.01%	3.27%	(1)	$65,373	(2)
_______________________________________________________________________________

(1)	Represents the weighted average interest rate of the various notes payable secured by the 21 properties in the Central Europe Joint Venture.

(2)
Approximately $22.1 million of the notes payable have matured and the joint venture partner is in negotiations for extensions until refinancings can be obtained. Approximately $2.4 million of the loans mature in 2015, $28.1 million of the loans mature in 2016, $10.4 million of the loans mature in 2017 and $2.4 million of the loans mature in 2018.

Market Outlook
Our financial and operating performance is dependent upon the demand for office, residential, retail, hotel and other commercial space in our markets. While domestically, the commercial real estate fundamentals such as vacancy, rent and absorption levels have improved in certain submarkets, demand has yet to increase enough to drive significant development activity, except for multifamily in certain markets. Frisco Square, our mixed-use development project, is located in the greater Dallas-Fort Worth market, and in an area where we have seen positive economic growth. In September 2014, we entered into a joint venture to construct a new multi-family project in Frisco Square to be completed in early 2016. We are actively negotiating land sales to developers for future multifamily and commercial development at Frisco Square. Our Las Colinas Commons office buildings are also in the Dallas-Fort Worth market. Office fundamentals, such as vacancy rates and lease rates in this submarket improved slightly in 2014. We expect to market this asset for sale during 2015.
We own two office buildings in the Greenspoint submarket, located just outside Houston, Texas. Valuations for these two assets have been adversely impacted by impending vacancy concerns resulting from the announced relocations of several major energy companies, which are major tenants in the submarket, to their new office complex in a different Houston submarket. The market's concern is that the departure of these companies will dampen rental rates and flood the submarket with supply. In addition, the Houston market, which was generally regarded as being among the nation’s strongest, has been negatively impacted by the fall in oil prices. Our Houston assets are currently well-leased, but as leases expire, it may be difficult to obtain new leases at our current rates. As previously discussed, if the Houston economy continues to be disrupted, we may not be able to dispose of these assets as planned.
Our Chase Park Plaza Hotel continues to improve with increases in occupancy, revenues, and net operating income in 2014 as compared to the prior year.  St. Louis remains a steady growth market and with the 2013 change in management we expect continued improvement in occupancy, revenues, and net operating income in 2015.
Capital remains tight for construction activity and non-prime assets. Tightened underwriting standards and risk adverse capital markets have resulted in few buyers for incomplete development assets. This may affect our strategy to dispose of The Lodge & Spa at Cordillera and Royal Island assets in the near term.
 We own a joint venture interest in a portfolio of Central European properties located in Czech Republic, Poland, Hungary, and Slovakia.  The portfolio originally consisted of 22 assets. Two assets from this portfolio have been sold, one in 2014 and one in the first quarter of 2015. The Central European economy continues to struggle to gain momentum from the recession.  New or renewed leases may be executed at reduced effective rents and vacancy rates may increase as the current economic climate continues to negatively impact tenants. There are very few real estate transactions within the markets where our assets are located.

Results of Operations
As of December 31, 2014 and 2013, we were invested in nine assets, seven of which were consolidated (four of those being wholly owned and three properties consolidated through investments in joint ventures). In addition, we are the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture which held 21 properties as of December 31, 2014 and 22 properties as of December 31, 2013 that is accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
Fiscal year ended December 31, 2014 as compared to the fiscal year ended December 31, 2013
The following table provides summary information about our results of operations for the years ended December 31, 2014 and 2013 ($ in thousands):

	2014	2013	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$20,246	$21,009	$(763)	(3.6)%
Hotel revenue	35,241	30,655	4,586	15.0%
Condominium sales	—	3,404	(3,404)	(100.0)%
Total revenues	55,487	55,068	419	0.8%

Expenses
Property operating expenses	8,202	11,127	(2,925)	(26.3)%
Hotel operating expenses	26,253	23,091	3,162	13.7%
Bad debt expense	(137)	1,754	(1,891)	(107.8)%
Cost of condominium sales	—	3,412	(3,412)	(100.0)%
Condominium inventory impairment	—	264	(264)	(100.0)%
Interest expense	10,005	9,780	225	2.3%
Real estate taxes	4,075	4,100	(25)	(0.6)%
Impairment charge	9,371	363	9,008	2,481.5%
Property management fees	1,842	1,745	97	5.6%
Asset management fees	2,263	2,290	(27)	(1.2)%
General and administrative	5,964	5,657	307	5.4%
Depreciation and amortization	12,701	13,037	(336)	(2.6)%
Total expenses	$80,539	$76,620	$3,919	5.1%

Other income (loss), net	$759	$(24)	$783	3,262.5%
Loss on early extinguishment of debt	$(246)	$—	$(246)	(100.0)%
Equity in earnings (losses) of unconsolidated joint ventures	$170	$(1,694)	$1,864	110.0%
Reorganization items, net	$—	$(171)	$171	100.0%
Gain on sale of real estate	$476	$86	$390	453.5%

Continuing Operations
Revenues.    Our total revenues increased by $0.4 million to $55.5 million for the year ended December 31, 2014 as compared to $55.1 million for the year ended December 31, 2013. The change in revenues include the following:

•
Rental revenue decreased $0.8 million to $20.2 million for the year ended December 31, 2014 as compared to $21 million for 2013. In the first quarter of 2013, Chase Park Plaza Hotel was accounted for as a lease and recorded $1 million in rental revenue. As of February 19, 2013, we began consolidating the hotel operations. As a result, the lease payment was eliminated and we began reporting Chase Park Plaza Hotel's operations in hotel revenues and hotel operating expenses (see below). In addition, rental revenue decreased $0.3 million at Las Colinas Commons due to a decrease in tenant reimbursable income. These decreases in rental revenue were partially offset by an increase of $0.4 million at Frisco Square due to higher recovery income and $0.1 million of income we recorded in 2014 for mineral rights we retained on the Bowen Road land which we sold in 2013.

•
Hotel revenue increased $4.6 million to $35.2 million for the year ended December 31, 2014. The consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013 and an increase of 10% in occupancy at the Chase Park Plaza Hotel year-over-year, resulted in an approximate $5.1 million increase in hotel revenue. This increase was partially offset by a decrease in hotel revenue for Royal Island of $0.4 million due to the suspension of the rental program as we explore the disposition of this property and a decrease of $0.1 million in hotel revenue at The Lodge & Spa at Cordillera.

•
Income from condominium sales was zero for the year ended December 31, 2014 compared to $3.4 million for 2013. No condominium units were sold at Chase — The Private Residences during the year ended December 31, 2014 as compared to three units sold during the year ended December 31, 2013.  We have one unit remaining in inventory with a carrying value at December 31, 2014 of $3 million.

Property Operating Expenses.    Property operating expenses were approximately $8.2 million for the year ended December 31, 2014 as compared to $11.1 million for the year ended December 31, 2013, a decrease of approximately $2.9 million, and were comprised of operating expenses from our consolidated properties. Property operating expenses at Frisco Square decreased $1.6 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. During the year ended December 31, 2013, we incurred a one-time expense of $0.9 million in accordance with the development agreement. Additionally, the Frisco Square Property Owner's Association (the "POA") dues at Frisco Square decreased $0.2 million for the year ended December 31, 2014 compared to the same period in 2013. Royal Island operating expenses decreased $1 million as a result of lower operating expenditures as we explore the disposition of this property. Operating expenses at Las Colinas Commons, Northpoint and Northborough Tower combined accounted for a decrease in property operating expenses of approximately $0.4 million.
Hotel Operating Expenses. Hotel operating expenses were approximately $26.3 million for the year ended December 31, 2014 compared to $23.1 million for the year ended December 31, 2013, for an increase of $3.2 million.  The consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013 and a 10% increase in occupancy year-over-year contributed a $3.5 million increase in hotel operating expenses. This increase was partially offset by a $0.3 million decrease in expense at Royal Island due to the suspension of the rental program as we explore the disposition of this investment.
Bad debt expense (recovery).  Bad debt expense (recovery) for the year ended December 31, 2014 was a recovery of $0.1 million compared to a charge of $1.8 million for the year ended December 31, 2013 for a decrease of approximately $1.9 million. Chase Park Plaza Hotel's bad debt expense decreased $1.6 primarily due to a provision recorded in 2013 related to the termination of the hotel operating lease between Kingsdell, L.P. and Chase Park Plaza Hotel. Bad debt expense for Frisco Square decreased $0.3 million due to a recovery of funds in 2014 that were recognized as bad debt expense in 2013.
Cost of Condominium Sales.    Cost of condominium sales relating to the sale of condominium units at Chase — The Private Residences was zero for the year ended December 31, 2014 compared to $3.4 million for the year ended December 31, 2013.  During the year ended December 31, 2013, we sold three condominium units. We did not sell any units during the year ended December 31, 2014.
Condominium inventory impairment.    During the year ended December 31, 2013, we recognized non-cash charges of $0.3 million to reduce the carrying value of condominiums at Chase—The Private Residences to current market prices and an additional $0.2 million of impairment was recorded on a related intangible asset. We did not record any condominium inventory impairment charges during the year ended December 31, 2014. We currently have one condominium unit in inventory at Chase—The Private Residences.

Interest expense. Interest expense was approximately $10 million and $9.8 million for the years ended December 31, 2014 and 2013, respectively. The increase in interest expense was primarily due to amortization of $0.6 million of deferred borrowing costs during the year ended December 31, 2014, partially offset by a $0.2 million decrease in interest expense on our Chase Park Plaza Hotel debt due to a decrease in the interest rate on our new debt when we refinanced the loan in August 2014.
Real estate taxes. Real estate taxes were approximately $4.1 million for the years ended December 31, 2014 and 2013. During the year ended December 31, 2014, real estate tax expense at The Lodge & Spa at Cordillera decreased $0.2 million compared to the same period of 2013 due to a successful tax appeal in 2014. This is offset by an increase of $0.1 million in real estate tax expense at Frisco Square due to building improvements and an increase of less than $0.1 million at Northborough Tower due to a higher valuation by the taxing authorities. Real estate tax expense for the remaining of our properties were comparable year-over-year.
Impairment charge.    During the year ended December 31, 2014, we recorded a non-cash impairment charge of $9.4 million related to our Northborough office building based upon a shortened hold period and as a result of market conditions in the Greenspoint submarket of Houston, Texas, a significant energy hub, where Northborough Tower is located. The energy sector recently experienced a significant decline in oil prices which could have an adverse impact on the results at this office building. During the year ended December 31, 2013, we recorded a non-cash impairment charge of $0.1 million in continuing operations related to 4950 S. Bowen Road land based upon the sale price. The sale was completed on October 22, 2013. During 2013, we also recognized non-cash charges of $0.3 million to reduce the carrying value of condominiums at Chase—The Private Residences to current market prices (see Condominium Inventory Impairment above) and an additional $0.2 million of impairment was recorded on a related intangible asset.
Property management fees. Property management fees for the year ended December 31, 2014 were approximately $1.8 million compared to approximately $1.7 million for the year ended December 31, 2013. Property management fees, which are based upon revenue collections, increased $0.1 million at Chase Park Plaza Hotel due to increased revenues at the hotel. Property management fees for our other properties were comparable year-over-year.
Asset management fees. Asset management fees were $2.3 million for the years ended December 31, 2014 and 2013.
General and administrative. General and administrative expense increased $0.3 million to $6 million for the year ended December 31, 2014. Corporate overhead allocation increased $0.4 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. In addition, we had a year-over-year increase of $0.2 million in board and board committee fees due to an increase in the number of board and board committee meetings and a substantial change in retainers. These increases were partially offset by a year-over-year decrease of $0.4 million in legal expense related to our Chase Park Plaza Hotel litigation and Frisco Square restructuring.
Depreciation and amortization. Depreciation and amortization were $12.7 million and $13 million for the years ended December 31, 2014 and 2013, respectively.
Other income (loss), net. Other income (loss) was $0.8 million for the year ended December 31, 2014 compared to a charge of less than $0.1 million for the year ended December 31, 2013. In May 2014, a lot option agreement at Royal Island expired. We recognized $0.8 million in other income related to the expiration of the lot option.
Loss on early extinguishment of debt. On August 11, 2014, we refinanced the Chase Park Plaza Hotel debt with a new lender for $62.5 million in proceeds. A portion of the proceeds from the new loan were used to repay the old debt, which had a balance of approximately $46.5 million, and closing costs. We recognized approximately $0.2 million loss on early extinguishment of debt in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2014 related to unamortized deferred borrowing costs on the old debt. We had no losses on early extinguishment of debt during the year ended December 31, 2013.
Equity in earnings (losses) of unconsolidated joint ventures.  Equity in earnings (losses) of unconsolidated joint ventures was earnings of $0.2 million for the year ended December 31, 2014 compared to a loss of $1.7 million for the year ended December 31, 2013. On August 7, 2014 one of our Central Europe Joint Venture properties was sold and we recorded our portion of the gain on sale which totaled $0.2 million. During the year ended December 31, 2013, our Central Europe Joint Venture recorded a $5.9 million non-cash impairment to reduce the value of three properties to their estimated fair value. The Company's portion of the impairment was approximately $2.8 million, which was recorded in the statement of operations through the equity in losses of unconsolidated joint ventures line item.
Reorganization items, net.  During the year ended December 31, 2013, we recorded reorganization expense of $0.2 million related to the Frisco Square loan restructuring. We did not incur any reorganization expense during the year ended December 31, 2014.

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
Fiscal year ended December 31, 2013 as compared to the fiscal year ended December 31, 2012
As of December 31, 2013, we were invested in nine assets, seven of which were consolidated in our continuing operations.
As of December 31, 2012, we were invested in 12 assets, nine of which were consolidated in our continuing operations.
The following table provides summary information about our results of operations for the years ended December 31, 2013 and 2012 ($ in thousands):

	2013	2012	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$21,009	$27,054	$(6,045)	(22.3)%
Hotel revenue	30,655	4,705	25,950	551.5%
Condominium sales	3,404	10,245	(6,841)	(66.8)%
Total revenues	55,068	42,004	13,064	31.1%

Expenses
Property operating expenses	11,127	11,009	118	1.1%
Hotel operating expenses	23,091	4,807	18,284	380.4%
Bad debt expense	1,754	524	1,230	234.7%
Cost of condominium sales	3,412	10,237	(6,825)	(66.7)%
Condominium inventory impairment	264	12,161	(11,897)	(97.8)%
Interest expense	9,780	10,570	(790)	(7.5)%
Real estate taxes	4,100	3,608	492	13.6%
Impairment charge	363	7,290	(6,927)	(95.0)%
Provision for loan losses	—	12,249	(12,249)	(100.0)%
Property management fees	1,745	1,022	723	70.7%
Asset management fees	2,290	2,874	(584)	(20.3)%
General and administrative	5,657	6,396	(739)	(11.6)%
Depreciation and amortization	13,037	13,109	(72)	(0.5)%
Total expenses	$76,620	$95,856	$(19,236)	(20.1)%

Loss on early extinguishment of debt	$—	$(151)	$151	100.0%
Equity in losses of unconsolidated joint ventures	$(1,694)	$(6,938)	$5,244	75.6%
Reorganization expenses	$(171)	$(1,802)	$1,631	90.5%
Gain on sale of real estate	$86	$—	$86	100.0%

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

•
Hotel revenue increased $26 million to $30.7 million for the year ended December 31, 2013. Approximately $25.7 million of the increase is due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013. The hotel revenue for The Lodge & Spa at Cordillera had a nominal increase in a year-over-year comparison.

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
Hotel Operating Expenses. Hotel operating expenses for the year ended December 31, 2013 were $23.1 million, an increase of $18.3 million over the expense for 2012. Approximately $17.9 million of the increase is due to the consolidation of the operations of Chase Park Plaza Hotel effective February 19, 2013. The Lodge & Spa at Cordillera operating expenses increased $0.4 million for the year ended December 31, 2013 as compared to the expense for 2012 primarily due to increased repairs and maintenance expense as well as transition costs incurred related to a change of the third party property management company.
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
Real estate taxes. Real estate tax expense was $4.1 million for the year ended December 31, 2013, an increase of $0.6 million over the expense for 2012, primarily due to increases in real estate and personal property tax expense related to The Lodge & Spa at Cordillera and Northpoint properties.
Impairment charge.    During the year ended December 31, 2013, we recorded a non-cash impairment charge of $0.1 million in continuing operations related to 4950 S. Bowen Road land based upon the sale price. The sale was completed on October 22, 2013. During 2013, we also recognized non-cash charges of $0.3 million to reduce the carrying value of condominiums at Chase—The Private Residences to current market prices (see Condominium Inventory Impairment above) and an additional $0.2 million of impairment was recorded on a related intangible asset. For the year ended December 31, 2012, we recognized impairment charges of $7.3 million related to Rio Salado based upon a signed purchase and sale agreement. On May 28, 2013, we sold Rio Salado to an unrelated third party.
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
Depreciation and amortization. Depreciation and amortization were comparable year-over-year at $13 million and $13.1 million for the years ended December 31, 2013 and 2012, respectively.
Loss on early extinguishment of debt.     During the year ended December 31, 2012, we recorded a $0.2 million loss on early extinguishment of debt for the write-off of unamortized debt issuance costs related to the debt on our Bowen Road property which we sold in October 2013. Our Bowen Road property represented a land-only interest and its results of operations were classified as continuing operations. We had no losses on early extinguishment of debt during the year ended December 30, 2013.
Equity in losses of unconsolidated joint ventures.    Our equity in losses of unconsolidated joint ventures decreased by $5.2 million for the year ended December 31, 2013. The decrease primarily related to the Royal Island joint venture which was consolidated on June 6, 2012, but prior to consolidation recorded a loss of $3.2 million. Santa Clara 800 was disposed of on May 4, 2012, but prior to disposition there was a loss of $0.1 million recorded. Central Europe Joint Venture, which represented our only unconsolidated joint venture in 2013, recorded equity losses of $1.7 million for the year ended December 31, 2013 as compared to equity losses of $3.6 million for 2012. The primary reason for the decrease is due to currency translation losses recognized during 2012 related to Czech denominated loans. The equity losses for Central Europe Joint Venture for the year ended December 31, 2013 include a non-cash impairment expense of $5.9 million to reduce the value of three properties to their estimated fair value. The Company’s portion of the impairment totaled $2.8 million and was recorded in the statement of operations through the equity in losses of unconsolidated joint ventures line item. During 2012, the Central Europe Joint Venture equity losses included an impairment of $5.8 million, of which the Company's portion was $2.7 million.

Reorganization items, net.  During the years ended December 31, 2013 and 2012, we recorded reorganization expense of $0.2 million and $1.8 million, respectively, related to the Frisco Square loan restructuring.
Gain on sale of real estate. On May 28, 2013, we sold Rio Salado to an unrelated third party for $9.3 million and recorded a $0.1 million gain on sale. Our Rio Salado property represented a land-only interest and its results of operations and gain on sale were classified as continuing operations. As discussed in Note 17, Discontinued Operations and Real Estate Held for Sale, all sales of real estate during 2012 were considered discontinued operations.
Cash Flow Analysis
Fiscal year ended December 31, 2014 as compared to the fiscal year ended December 31, 2013
During the year ended December 31, 2014, net cash used in operating activities was $1.8 million as compared to net cash used in operating activities of $3.8 million for the year ended December 31, 2013. The primary reason for the increase in cash flow from operating activities was the improved operations at our Chase Park Plaza Hotel.
Net cash used in investing activities for the year ended December 31, 2014 was $14.4 million as compared to net cash provided by investing activities of $27.7 million for the year ended December 31, 2013. The difference of $42.1 million is primarily a result of sales proceeds of $30.6 million from the sale of Becket House, Rio Salado and 4950 S. Bowen Road land in 2013. We received sales proceeds of $1.7 million on June 13, 2014 for the sale of 1.62 acres at our Frisco Square property. In addition, we purchased property and equipment totaling $13.3 million during the year ended December 31, 2014 compared to $3.9 million in 2013. The $9.4 million increase in fixed asset additions was primarily due to tenant improvements and building renovations at our Northborough Tower, Frisco Square, Chase Park Plaza Hotel and Las Colinas Commons properties during 2014. In addition, we commenced construction on a 275-unit multifamily development located in Frisco Square on September 2, 2014.
Net cash provided by financing activities for the year ended December 31, 2014 was $14.4 million compared to net cash used in financing activities of $21.9 million for the comparable period of 2013. The $36.3 million difference is primarily the result of proceeds of $62.5 million received on the refinance of the Chase Park Plaza Hotel debt with a new lender on August 11, 2014, partially offset by the repayment of the old Chase Park Plaza Hotel debt, which had a balance of approximately $46.5 million. In addition, we paid off the debt totaling $19.8 million for the Becket House property which we sold in the second quarter of 2013.
Fiscal year ended December 31, 2013 as compared to the fiscal year ended December 31, 2012
Net cash used in operating activities for the years ended December 31, 2013 and 2012 was $3.8 million and $3.1 million, respectively. The primary reason for the decrease in cash flow from operating activities was an increase in real estate taxes of $0.5 million due to increases in real estate and personal property tax expense related to The Lodge & Spa at Cordillera and Northpoint properties.
Net cash provided by investing activities for the year ended December 31, 2013 was $27.7 million compared to net cash provided of $129.8 million for the year ended December 31, 2012. The difference of $102.1 million is primarily a result of sales proceeds of $135.4 million from the sale of 4 real estate investments in 2012. During 2013, we received sales proceeds of $30.6 million from the sale of two properties and a parcel of land.
Net cash used in financing activities for the year ended December 31, 2013 was $21.9 million compared to net cash used of $105.4 million during 2012. During the year ended December 31, 2013, we made payments on debt of $23.8 million, including $19.8 million for the payoff of debt on a property we sold. During 2012, we paid $116 million on our debt, including the payoff of debt on the four properties we sold. In addition, we fully repaid our senior secured revolving credit facility with funds totaling $37.5 million in 2012. These payments were partially offset by $50.9 million in proceeds from notes payable.
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
Our calculation of FFO for the years ended December 31, 2014, 2013 and 2012 is presented below ($ in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net loss attributable to common stockholders	$(23,530)	$(20,256)	$(52,776)
Adjustments for(1):
Impairment charge(2)	9,371	3,625	23,610
Real estate depreciation and amortization(3)	14,617	15,049	18,125
Gain on sale of real estate(4)	(684)	(86)	(11,997)
Funds from operations (FFO)	$(226)	$(1,668)	$(23,038)
GAAP weighted average shares:
Basic and diluted	56,500	56,500	56,500
FFO per share	$—	$(0.03)	$(0.41)
Net loss per share	$(0.42)	$(0.36)	$(0.93)
_______________________________________________________________________________

(1)	Reflects the adjustments for continuing operations, as well as discontinued operations.

(2)
Includes impairment of our investments in unconsolidated entities which resulted from a measurable decrease in the fair value of the depreciable real estate held by the joint venture or partnership. We recorded a $9.4 million impairment on our Northborough office building in the fourth quarter of 2014.

(3)
Real estate depreciation and amortization includes our consolidated real estate depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share of the real estate depreciation and amortization.

(4)
The gain on sale of real estate for the year ended December 31, 2014 includes our pro rata share, $0.2 million, of the gain from the sale of one of our unconsolidated joint venture properties in August 2014.

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

Our board of directors has not considered requests for Ordinary Redemptions for reasons other than in the event of death, disability or need for long-term care since March 2009 when the board determined not to accept, and to suspend until further notice, Ordinary Redemptions.
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2014.
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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions in 2014 or 2013.
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
When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions.  The Company's Principal Executive Officer and Principal Financial Officer, as well as a panel of asset managers and a financial analyst of the Advisor, review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data and with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment.  We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
We also evaluate our investments in notes receivable as of each reporting date. If we believe that it is probable we will not collect all principal and interest in accordance with the terms of the notes, we consider the loan impaired. When evaluating loans for potential impairment, we compare the carrying amount of the loans to the present value of future cash flows discounted at the loans effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans. For impaired loans, a provision is made for loan losses to adjust the reserve for loan losses. The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date. The reserve is adjusted through the provision for loan losses account on our consolidated statements of operations.
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
New Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  ASU 2013-05 specifies that a cumulative translation adjustment ("CTA") should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. ASU 2013-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2014, and interim and annual periods thereafter. ASU 2013-05 should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. The Company will adopt ASU 2013-05 effective January 1, 2015. We are currently evaluating the impact of the adoption of ASU 2013-05 on our consolidated financial statements and notes therein.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The updated guidance revised the definition of a discontinued operation by limiting discontinued operations reporting to disposals of components of an entity that represent a strategic shift, or change in the entity's strategy, that has, or will have, a major effect on an entity’s operations and financial results. This guidance applies to a component of an entity or a group of components of an entity classified as held for sale or disposed of by sale or by means other than a sale, such as an abandonment. Examples of a strategic shift could include a disposal of all assets in a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. In addition, ASU 2014-08 requires expanded disclosures for discontinued operations so users of the financial statements will be provided with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company will adopt ASU 2014-08 commencing January 1, 2015. As a result of this adoption, the results of operations and gains on sales of real estate from January 1, 2015 forward which do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations. Any sales of real estate prior to January 1, 2015 which have been reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations. We believe future sales of our individual operating properties will no longer qualify as discontinued operations.

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
In July 2014, the FASB issued an update ("ASU 2014-15"), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management's assessment of a company's ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company's ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements.
In January 2015, the FASB issued ("ASU 2015-01"), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. An entity is no longer required to (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings per share data applicable to an extraordinary item. ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in occurrence. ASU 2015-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015, with early adoption permitted. We do not expect the adoption of ASU 2015-01 to impact our consolidated financial statements and notes therein.
In February 2015, the FASB issued ("ASU No. 2015-02"), Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $153.6 million in notes payable, at December 31, 2014, $31.1 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.3 million.
Foreign Currency Exchange Risk
At December 31, 2014, we own an approximately 47% interest in a joint venture consisting of 21 properties in the Czech Republic, Poland, Hungary, and Slovakia that holds $3.9 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Additionally, we hold $0.4 million in a Euro-denominated account in a United States financial institution.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Principal Executive Officer and Principal Financial Officer, evaluated, as of December 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our President and Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our President and Principal Executive Officer and Principal Financial Officer, evaluated, as of December 31, 2014, the effectiveness of our internal control over financial reporting using the framework in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our President and Principal Executive Officer and Principal Financial Officer concluded that our internal controls, as of December 31, 2014, were effective.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Steven J. Kaplan, 64, has served as one of our directors since February 2006 and as Non-Executive Chairman of the Board since October 2014. He has over 30 years of experience in the commercial real estate industry. From 1979 through 1993, Mr. Kaplan was a principal of and general counsel for Edgewood Investment Corporation, a regional real estate firm that acquired, operated and disposed of over 15 apartment communities, 12 shopping centers, 14 office buildings and six hotels. From 1994 through August 1999, Mr. Kaplan served as the President and Chief Executive Officer of Landauer Associates, Inc., a national valuation and consulting firm. In this capacity, Mr. Kaplan expanded the services of Landauer to include a national capital markets group as well as an international hospitality division. Landauer was sold to Grubb & Ellis in August 1999, and Mr. Kaplan served as Chief Operating Officer of this international brokerage and property management firm. Since leaving Grubb & Ellis in March 2000, Mr. Kaplan has provided advisory services for various real estate service providers, owners and investors and has engaged in the practice of law with a focus on commercial real estate transactions. Mr. Kaplan served as a director of TIER REIT, Inc. from May 2003 until April 2004. Mr. Kaplan is an attorney and is admitted to practice law in Texas.
Our board of directors has concluded that Mr. Kaplan is qualified to serve as one of our directors for reasons including his significant experience relating to real estate investments and his prior experience serving as a director of TIER REIT, Inc. Mr. Kaplan is a 40-year commercial real estate industry veteran, and has substantial experience as an attorney and general counsel which brings a unique perspective to our board. In addition, as a former director of TIER REIT, Inc., Mr. Kaplan has an understanding of the requirements of serving on a public company board. Mr. Kaplan continues to represent commercial real estate investors and developers and, as such, remains in tune with industry trends and issues.
Barbara C. Bufkin, 59, has served as one of our directors since March 2005. Ms. Bufkin has more than 30 years’ experience in the insurance industry. Ms. Bufkin has served as Executive Vice President of Hamilton USA, a member of the Hamilton Insurance Group, since September 2014. Ms. Bufkin served as Chief Operating Officer of Global Strategic Advisory at Guy Carpenter & Company, LLC from August 2013 to September 2014. She served as Executive Vice President, Business Development of Argo Group International Holdings, Ltd. (“Argo Group”) from March 2011 through June 2013. Prior to that, Ms. Bufkin served as Senior Vice President, Business Development of Argo Group from August 2007 to March 2011. Prior to that, from August 2004 until August 2007, Ms. Bufkin was Senior Vice President, Corporate Business Development of Argonaut Group, Inc. ("Argonaut"). From September 2002 until August 2004, Ms. Bufkin was Vice President of Corporate Business Development of Argonaut. From 2001 until Ms. Bufkin became an employee of Argonaut in September 2002, she provided insurance and business development consulting services to Argonaut. From 2000 to September 2002, Ms. Bufkin also provided insurance and business development consulting services to other insurance companies and financial institutions, including consulting services to Swiss Re New Markets, General Re and AIG in connection with the privatization of the Florida Special Disability Trust Fund. Prior to that, Ms. Bufkin served as Director of Swiss Re New Markets and Chairman, President and Chief Executive Officer of Swiss Re subsidiaries Facility Insurance Corporation (FIC) and Facility Insurance Holding Corporation (FIHC). Her background also includes nearly 15 years of industry experience in executive positions with Sedgwick Payne Company, E.W. Blanch Company and other insurance industry firms. Ms. Bufkin graduated cum laude from the State University of New York at Buffalo, with a Bachelors of Arts degree in Philosophy. She is an alumna of the Leadership Texas, Stanford Executive Education, and Wharton Executive Education programs. She was a Director of the Southwestern Insurance Information Service for eight years. In 2000, she was nominated to the Texas Women’s Hall of Fame and was selected to the 2004 Class of Leadership America. Ms. Bufkin was chosen as APIW (Association of Professional Insurance Woman) 2012 Insurance Woman of the Year.
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

Michael D. Cohen, 40, has served as one of our directors since October 2014 and as our interim President since February 2015. Mr. Cohen serves as a Manager and Executive Vice President of Behringer. Since February 2013, Mr. Cohen has served as a director of Behringer Harvard Opportunity REIT II, Inc. Mr. Cohen also works closely with Behringer Securities to develop institutional investments and manage relationships with the Company’s institutional investors. Mr. Cohen joined Behringer in 2005 from Crow Holdings, the investment office of the Trammell Crow family, where he concentrated on the acquisition and management of the firm’s office, retail, and hospitality assets. Mr. Cohen began his career in 1997 at Harvard Property Trust and Behringer Partners, predecessor companies to Behringer. He received a Bachelor of Business Administration degree from the University of the Pacific in Stockton, California, and a Master of Business Administration degree from Texas Christian University in Fort Worth, Texas. He is a member of the Association of Foreign Investors in Real Estate.
Our board of directors has concluded that Mr. Cohen is qualified to serve as one of our directors for reasons including his significant experience in commercial real estate, which allows him to provide valuable investment advice.
Terry L. Gage, 57, has served as one of our directors since September 2007. Mr. Gage has more than 20 years of senior management experience in corporate financial management, accounting and administration within the software, engineering, government contracting and professional services industries. Since August 2014, Mr. Gage has served as Senior Vice President, Finance of Glazer’s, Inc., a diversified beverage alcohol distributor. Prior to that, from January 2013, Mr. Gage served as Vice President - Finance of Glazer's, Inc. From May 2010 to December 2012, Mr. Gage was a business and financial consultant. From June 2008 to May 2010, Mr. Gage served as Chief Financial Officer and Vice President, Finance of Wilson & Associates, LLC, an interior architectural design firm. From September 2007 to June 2008, Mr. Gage served as Chief Administrative Officer of Wilson & Associates, LLC. From 2003 to September 2007, Mr. Gage was a business and financial consultant. From 1995 to 2003, Mr. Gage served as Executive Vice President and Chief Financial Officer, as well as Treasurer and Assistant Secretary, of Carreker Corporation, formerly a publicly traded consulting and software solutions company for the banking industry. Prior to joining Carreker, Mr. Gage was Vice President, Chief Financial Officer, Secretary and Treasurer for FAAC Inc., a software engineering and consulting services company, from 1986 to 1995. He holds a Bachelor of Business Administration degree from Eastern Michigan University and was a Certified Public Accountant from 1982 to 1989.
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
Executive Officers
In addition to Michael D. Cohen, the following individual serves as our executive officer:
Lisa Ross, 52, was elected our Chief Financial Officer in October 2014. Ms. Ross continues to serve as Senior Vice President and Treasurer of the Company, positions that she has held since October 2013 and January 2012, respectively. Ms. Ross has been the Company’s principal accounting officer since January 2012.  As Chief Financial Officer, Ms. Ross is the Company’s principal financial officer.  From January 2011 through January 2012, Ms. Ross served as the Senior Controller and Director of Financial Reporting for the Company.  She also serves in similar positions for other Behringer-sponsored programs.  Prior to joining Behringer, from 2006 to 2010, Ms. Ross served as the Controller for a private real estate development project and managed the accounting and reporting for a private family wealth office with investments in real estate, oil and gas and other financial investments.  From 1996 to 2005, Ms. Ross was Partnership Controller for The Hampstead Group, a privately held real estate investment company, where she oversaw the financial reporting and investor valuation for four funds with investments of approximately $1 billion. From 1989 to 1995, Ms. Ross served in multiple capacities for McNeil Real Estate Management, including Partnership Controller where she oversaw the financial and tax reporting for three non-traded public real estate investment funds and one privately held real estate investment fund with investments of approximately $250 million. Ms. Ross holds a Master of Management and Administrative Sciences degree from the University of Texas at Dallas and a Bachelor of Business Administration degree from Baylor University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2014 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2014.
Code of Ethics
Our board of directors has adopted a Code of Business Conduct Policy that is applicable to all members of our board of directors, our executive officers and employees of our Advisor and its affiliates. We have posted the policy on the website maintained for us at www.behringerinvestments.com. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct Policy, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by promptly posting such information on the website maintained for us as necessary.
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
Item 11.    Executive Compensation.
Compensation Discussion and Analysis
We do not directly compensate our named executive officers, nor do we reimburse our Advisor for compensation paid to our named executive officers for services rendered to us. Our executive officers also are officers of Behringer Opportunity Advisors I, our Advisor, and its affiliates, and are compensated by an affiliate of Behringer for their services to us, as well as for their services to other Behringer entities. Pursuant to the Third Amended and Restated Advisory Management Agreement (the “Advisory Agreement”), as amended, we pay certain management fees to our Advisor and its affiliates to compensate the Advisor for the services it provides in our day-to-day management. In addition, we reimburse certain expenses of the Advisor and its affiliates, including reimbursement for the costs of salaries and benefits of certain of their employees. Reimbursement for the costs of salaries and benefits of our Advisor’s employees relate to compensation paid to our Advisor’s employees that provide services to us such as accounting, administrative or legal, for which our Advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to our Advisor and other affiliates is found in Item 13 below. We, therefore, do not have, nor has our board of directors or compensation committee considered a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.
If we determine to compensate our named executive officers in the future, the Compensation Committee will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares.
Directors’ Compensation
We pay each of our directors who are not an employee of the Company, the Advisor, or their affiliates an annual retainer of $40,000. We pay our non-executive Chairman of the Board an annual retainer of $40,000. We pay the chairman of our Special Committee an annual retainer $30,000 and the other members of the Special Committee an annual retainer of $10,000. In addition, we pay the chairman of the Audit Committee an annual retainer of $15,000 and the chairwoman of our Nominating Committee an annual retainer of $10,000. These retainers are payable quarterly in arrears. In addition, we pay each non-employee director (a) $1,500 for each board of directors or committee meeting attended in person or by telephone and (b) $750 for each written consent considered by the director. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2014 (in thousands):

Name	Fees Earned		Option Awards ($)(1)	Total ($)
Robert S. Aisner(2)	—		—	—
Barbara C. Bufkin	$115,250		$—	$115,250
Michael D. Cohen	—		—	—
Terry L. Gage	120,250	(3)	—	120,250
Steven J. Kaplan	137,750		—	137,750
Michael J. O’Hanlon(4)	—		—	—
_______________________________________________________________________________

(1)	The value of stock option awards represents the amount of compensation cost under Accounting Standards Codification (“ASC”) Topic 718. We did not grant any options in 2014.

(2)	Robert S. Aisner retired from the board of directors on October 10, 2014 upon election of directors at the Company’s Annual Meeting of Stockholders.

(3)	Includes payment of $28,250 in 2015 for services rendered in 2014.

(4)	Mr. O'Hanlon resigned from the board of directors on January 5, 2015.
Incentive Award Plan
The Incentive Award Plan was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005. The Incentive Award Plan is administered by our board of directors and provides for equity awards to our employees, directors and consultants and those of our affiliates. A total of 11,000,000 shares have been authorized and reserved for issuance under our Incentive Award Plan. We did not grant any options during the year ended December 31, 2014.
Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2014 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2014, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or Compensation Committee.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information regarding our equity compensation plans as of December 31, 2014:

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

Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 28, 2015 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Barbara C. Bufkin(2)(3)	25,000	*
Michael D. Cohen(2)	—	—
Terry L. Gage(2)(3)	25,000	*
Steven J. Kaplan(2)(3)	25,000	*
Lisa Ross(2)	—	—
All directors and executive officers as a group (five persons)	75,000	*
________________________________________________________________________
* Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2015. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address of Messrs. Cohen, Gage, and Kaplan and Mmes. Bufkin and Ross is c/o Behringer Harvard Opportunity REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.
(3) Includes up to 25,000 shares issuable pursuant to vested stock options.
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
Transactions with Related Persons
Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf. Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter. We are currently party to the Third Amended and Restated Advisory Management Agreement which became effective May 15, 2013 and was set to expire May 15, 2014. On May 6, 2014, the Advisory Agreement was renewed for a term of one year, effective May 15, 2014 with an expiration date of May 15, 2015. The terms of the Advisory Agreement remain unchanged.
During the year ended December 31, 2014, Behringer Harvard Opportunity Advisors I received an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate related assets other than Alexan Black Mountain and Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month. We incurred $2.3 million in asset management fees for each of the years ended

December 31, 2014 and 2013. Amounts for the year ended December 31, 2013 include asset management fees that were classified in discontinued operations for our held for sale property and our disposed properties.
Behringer Harvard Opportunity Advisors I, or its affiliates, receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the year ended December 31, 2014, we incurred acquisition and advisory fees of $0.2 million related to The Ablon at Frisco Square development.  For the year ended December 31, 2013, there were no acquisition and advisory fees.
Under the Advisory Agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the Advisory Agreement) will be 1% of the loan commitment amount. Amounts due to the Advisor for a Revised Loan (as defined in the Advisory Agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We incurred $0.6 million in debt financing fees for the year ended December 31, 2014 related to the Chase Park Plaza Hotel debt that we refinanced on August 11, 2014. We did not incur any debt financing fees for the year ended December 31, 2013.
We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers. For the years ended December 31, 2014 and 2013, we incurred costs for administrative services totaling $1.7 million and $1.4 million, respectively.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, "BH Property Management"), fees for management, leasing, and maintenance supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred property management fees or oversight fees of $0.9 million and $1 million during the years ended December 31, 2014 and 2013, respectively.
On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our short-term liquidity needs. The $2.5 million loan bears interest at a rate of 5% and had a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement, or (iii) the termination without cause of the property management agreement. On March 25, 2013, we fully repaid the loan and accrued interest.
At December 31, 2014 and 2013, we had a payable to our Advisor and its affiliates of $1.1 million and $0.8 million, respectively. This balance consists of accrued fees, including asset management fees, administrative service expenses, debt financing fees, acquisition fees, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.
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
Audit and Non-Audit Fees
The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Audit Fees(1)	$586	$524
Audit-Related Fees(2)	—	—
Tax Fees(3)	10	29
All Other Fees	—	—
Total Fees	$596	$553
_____________________________________________________________________________

(1)	Audit fees consist principally of fees for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)
Audit-related fees consist of professional services performed in connection with the audit of historical financial statements for property acquisitions and Sarbanes-Oxley Act Section 404 advisory services.

(3)	Tax fees consist principally of assistance with matters related to tax compliance, tax planning and tax advice.
Our Audit Committee considers the provision of these services to be compatible with maintaining the independence of Deloitte & Touche LLP.
Audit Committee's Pre-Approval Policies and Procedures
Our Audit Committee must approve any fee for services to be performed by our independent registered public accounting firm in advance of the service being performed. For proposed projects using the services of the Company's independent registered public accounting firm that are expected to cost under $100,000, our Audit Committee will be provided information to review and must approve each project prior to commencement of any work. For proposed projects using the services of the Company's independent registered public accounting firm that are expected to cost $100,000 and over, our Audit Committee will be provided with a detailed explanation of what is being included, and asked to approve a maximum amount for specifically identified services in each of the following categories: (a) audit fees; (b) audit-related fees; (c) tax fees; and (d) all other fees for any services allowed to be performed by the independent registered public accounting firm. If additional amounts are needed, our Audit Committee must approve the increased amounts prior to the previously approved maximum being reached and before the work may continue. Approval by our Audit Committee may be made at its regularly scheduled meetings or as permitted by our Bylaws, including by telephonic or other electronic communications. We will report the status of the various types of approved services and fees, and cumulative amounts paid and owed, to our Audit Committee on a regular basis.
Our Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2014 and 2013.

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

Behringer Harvard Opportunity REIT I, Inc.
Dated: March 18, 2015	By:	/s/ MICHAEL D. COHEN
Michael D. Cohen President and Director (Principal Executive Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 18, 2015	/s/ STEVEN J. KAPLAN
Steven J. Kaplan Non-Executive Chairman of the Board of Directors

March 18, 2015	/s/ MICHAEL D. COHEN
Michael D. Cohen President and Director (Principal Executive Officer)

March 18, 2015	/s/ LISA ROSS
Lisa Ross Chief Financial Officer (Principal Financial Officer)

March 18, 2015	/s/ BARBARA C. BUFKIN
Barbara C. Bufkin Director

March 18, 2015	/s/ TERRY L. GAGE
Terry L. Gage Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT I, Inc.
Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 18, 2015

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
Assets
Real estate
Land and improvements, net	$67,204	$71,244
Buildings and improvements, net	147,801	163,731
Real estate under development	14,295	905
Total real estate	229,300	235,880
Condominium inventory	2,967	2,967
Cash and cash equivalents	35,015	36,796
Restricted cash	8,120	4,890
Accounts receivable, net	7,971	7,237
Prepaid expenses and other assets	1,659	1,553
Investment in unconsolidated joint venture	15,948	18,495
Furniture, fixtures and equipment, net	2,474	2,430
Deferred financing fees, net	1,909	1,383
Lease intangibles, net	4,328	5,093
Other intangibles, net	4,801	5,396
Total assets	$314,492	$322,120
Liabilities and Equity
Notes payable	$153,556	$138,085
Accounts payable	1,927	927
Payables to related parties	1,122	771
Acquired below-market leases, net	1,084	1,437
Accrued and other liabilities	22,765	21,530
Total liabilities	180,454	162,750
Commitments and contingencies	—	—
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at December 31, 2014 and 2013	6	6
Additional paid-in capital	507,303	505,167
Accumulated distributions and net loss	(372,071)	(348,541)
Accumulated other comprehensive income (loss)	(1,817)	366
Total Behringer Harvard Opportunity REIT I, Inc. equity	133,421	156,998
Noncontrolling interest	617	2,372
Total equity	134,038	159,370
Total liabilities and equity	$314,492	$322,120

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

	2014	2013	2012
Revenues
Rental revenue	$20,246	$21,009	$27,054
Hotel revenue	35,241	30,655	4,705
Condominium sales	—	3,404	10,245
Total revenues	55,487	55,068	42,004
Expenses
Property operating expenses	8,202	11,127	11,009
Hotel operating expenses	26,253	23,091	4,807
Bad debt expense	(137)	1,754	524
Cost of condominium sales	—	3,412	10,237
Condominium inventory impairment	—	264	12,161
Interest expense	10,005	9,780	10,570
Real estate taxes	4,075	4,100	3,608
Impairment charge	9,371	363	7,290
Provision for loan losses	—	—	12,249
Property management fees	1,842	1,745	1,022
Asset management fees	2,263	2,290	2,874
General and administrative	5,964	5,657	6,396
Depreciation and amortization	12,701	13,037	13,109
Total expenses	80,539	76,620	95,856
Interest income	47	54	57
Other income (loss), net	759	(24)	625
Loss on debt extinguishment	(246)	—	(151)
Loss from continuing operations before reorganization items, income taxes and equity in earnings (losses) of unconsolidated joint ventures	(24,492)	(21,522)	(53,321)
Reorganization items, net	—	(171)	(1,802)
Provision for income taxes	(98)	(58)	(225)
Equity in earnings (losses) of unconsolidated joint ventures	170	(1,694)	(6,938)
Loss from continuing operations	(24,420)	(23,445)	(62,286)
Income from discontinued operations, net of gain on sale	—	3,985	5,728
Gain on sale of real estate	476	86	—
Net loss	(23,944)	(19,374)	(56,558)
Add: Net (income) loss attributable to the noncontrolling interest
Continuing operations	414	578	3,333
Discontinued operations	—	(1,460)	449
Net loss attributable to common stockholders	$(23,530)	$(20,256)	$(52,776)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500
Income (loss) per share attributable to common stockholders:
Basic and diluted:
Continuing operations	$(0.42)	$(0.40)	$(1.04)
Discontinued operations	—	0.04	0.11
Basic and diluted loss per share	$(0.42)	$(0.36)	$(0.93)
Amounts attributable to common stockholders:
Continuing operations	$(23,530)	$(22,781)	$(58,953)
Discontinued operations	—	2,525	6,177
Net loss attributable to common stockholders	$(23,530)	$(20,256)	$(52,776)

See Notes to Consolidated Financial Statements.
Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Operations and Comprehensive Loss (continued)
For the Years Ended December 31, 2014, 2013, and 2012
(in thousands, except per share amounts)

	2014	2013	2012
Comprehensive loss:
Net loss	$(23,944)	$(19,374)	$(56,558)
Other comprehensive loss:
Foreign currency translation gain (loss)	(2,265)	1,413	156
Unrealized loss on interest rate derivatives	—	—	13
Reclassifications to net income:
Unrealized foreign currency translation loss	—	3,624	—
Unrealized loss on interest rate derivatives	86	90	—
Total other comprehensive income (loss)	(2,179)	5,127	169
Comprehensive loss	(26,123)	(14,247)	(56,389)
Comprehensive (income) loss attributable to noncontrolling interest	414	(979)	3,843
Comprehensive loss attributable to common stockholders	$(25,709)	$(15,226)	$(52,546)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Convertible Stock		Common Stock
						Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital
Balance at January 1, 2012	1,000	$—	56,500,472	$6	$502,743	$(275,509)	$(4,890)	$7,593	$229,943
Net loss	—	—	—	—	—	(52,776)	—	(3,782)	(56,558)
Contributions from non-controlling interest	—	—	—	—	—	—	—	38	38
Transfer of non-controlling interest	—	—	—	—	2,424	—	—	(2,424)	—
Other comprehensive income:
Foreign currency translation gain (loss)	—	—	—	—	—	—	217	(61)	156
Unrealized loss on interest rate derivatives	—	—	—	—	—	—	13	—	13
Balance at December 31, 2012	1,000	—	56,500,472	6	505,167	(328,285)	(4,660)	1,364	173,592
Net loss	—	—	—	—	—	(20,256)	—	882	(19,374)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	25	25
Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	1,316	97	1,413
Reclassification of unrealized foreign currency translation loss to net income	—	—	—	—	—	—	3,624	—	3,624
Reclassification of unrealized loss on interest rate derivatives to net income	—	—	—	—	—	—	86	4	90
Balance at December 31, 2013	1,000	—	56,500,472	6	505,167	(348,541)	366	2,372	159,370
Net loss	—	—	—	—	—	(23,530)	—	(414)	(23,944)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	791	791
Transfer of noncontrolling interest	—	—	—	—	2,136	—	—	(2,136)	—
Other comprehensive income:
Foreign currency translation loss	—	—	—	—	—	—	(2,265)	—	(2,265)
Reclassification of unrealized loss on interest rate derivatives to net income	—	—	—	—	—	—	82	4	86
Balance at December 31, 2014	1,000	$—	56,500,472	$6	$507,303	$(372,071)	$(1,817)	$617	$134,038

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013 and 2012
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(23,944)	$(19,374)	$(56,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,379	12,858	15,649
Amortization of deferred financing fees	1,261	785	1,457
Gain on insurance proceeds	—	—	(38)
Gain on troubled debt restructuring	—	(8,132)	—
Loss on early extinguishment of debt	246	—	1,530
Gain on sale of real estate	(476)	(86)	(11,997)
Foreign currency translation loss	—	3,624	—
Impairment charge	9,371	932	20,714
Provision for loan losses	—	—	12,249
Bad debt expense	(137)	1,643	721
Equity in (earnings) losses of unconsolidated joint ventures	(170)	1,694	6,938
Loss on derivatives	86	90	—
Change in operating assets and liabilities:
Accounts receivable	(597)	(107)	(1,925)
Condominium inventory	—	3,232	9,762
Prepaid expenses and other assets	(27)	1,489	(463)
Accounts payable	205	(1,514)	578
Accrued and other liabilities	170	722	3,132
Payables to related parties	351	(626)	(2,704)
Lease intangibles	(493)	(1,024)	(2,146)
Cash used in operating activities	(1,775)	(3,794)	(3,101)
Cash flows from investing activities:
Insurance proceeds	—	—	64
Proceeds from sale of real estate	1,743	30,563	122,969
Proceeds from sale of unconsolidated joint venture	—	—	12,384
Capital expenditures for real estate under development	—	—	(3,354)
Additions of property and equipment	(13,337)	(3,870)	(3,045)
Change in restricted cash	(3,230)	866	2,770
Cash assumed from conversion of mezzanine loan to equity	—	—	11
Net assets consolidated from hotel operations	—	143	—
Investment in notes receivable	—	—	(2,024)
Distributions from unconsolidated joint venture	452	—	—
Cash provided by (used in) investing activities	(14,372)	27,702	129,775

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2014, 2013 and 2012
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Financing costs	(1,475)	—	(1,865)
Borrowing costs paid on extinguishment of debt	(590)	—	(982)
Proceeds from notes payable	63,465	3,346	50,917
Payments on related parties note payable	—	(1,500)	—
Payments on notes payable	(47,825)	(23,800)	(116,013)
Net borrowings (repayments) on senior secured revolving credit facility	—	—	(37,463)
Contributions from noncontrolling interest holders	791	25	38
Cash provided by (used in) financing activities	14,366	(21,929)	(105,368)
Effect of exchange rate changes on cash and cash equivalents	—	(8)	16
Net change in cash and cash equivalents	(1,781)	1,971	21,322
Cash and cash equivalents at beginning of the year	36,796	34,825	13,503
Cash and cash equivalents at end of the year	$35,015	$36,796	$34,825

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
We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties. We have purchased existing and newly constructed properties and properties under development or construction. As of December 31, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet. We are the mezzanine lender for one multifamily property. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 21 properties that is accounted for using the equity method. Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 ("Behringer Harvard OP I"), or its subsidiaries. Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner. The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust. We have entered our disposition phase and are currently considering liquidity options for our stockholders. Therefore, we are not actively seeking to purchase additional properties. We will seek stockholder approval prior to liquidating our entire portfolio. Our investment properties are located in Colorado, Missouri, Nevada, Texas, The Commonwealth of The Bahamas, the Czech Republic, Poland, Hungary, and Slovakia.
We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC, ("Behringer Harvard Opportunity Advisors I" or the "Advisor"), a Texas limited liability company. Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions, and investments on our behalf.
Presentation of Financial Statements and Going Concern
Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase. As is usual for opportunity-style real estate investment programs, we are structured as a finite life entity, and have entered the final phase of operations. This phase includes the selling of our assets, retiring our liabilities, and distributing net proceeds to stockholders. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and our ability to satisfy our other liabilities in the normal course of business.
Our ability to continue as a going concern is dependent upon our ability to sell real estate investments, to pay down debt as it matures if extensions or new financings are unavailable, and our ability to fund ongoing costs of our Company, including our development and operating properties.
2. Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
The preparation of these financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates, including investment impairment, on a regular basis. These estimates will be based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
The total value of identified real estate intangible assets acquired is further allocated to in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal fees and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.
We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases. The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense. As of December 31, 2014, the estimated remaining average useful lives for acquired lease intangibles range from less than one year to approximately 8 years.
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
Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

Lease Intangibles
2015	$312
2016	300
2017	300
2018	127
2019	41
Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

December 31, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$195,348	$68,915	$11,329	$(3,312)	$9,626
Less: depreciation and amortization	(47,547)	(1,711)	(7,001)	2,228	(4,825)
Net	$147,801	$67,204	$4,328	$(1,084)	$4,801

December 31, 2013	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$210,980	$72,646	$11,022	$(3,578)	$9,626
Less: depreciation and amortization	(47,249)	(1,402)	(5,929)	2,141	(4,230)
Net	$163,731	$71,244	$5,093	$(1,437)	$5,396
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

date, estimated additional future costs, and management's plans for the property. We currently have one remaining condominium unit in inventory at Chase—The Private Residences.
Real Estate Held for Sale
We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. We had no properties classified as held for sale at December 31, 2014 and 2013.
Cash and Cash Equivalents
We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.
Restricted Cash
As required by our lenders, restricted cash is held in escrow accounts for real estate taxes and other reserves for our consolidated properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for an escrow of capital reserves.
Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $5.9 million and $6.2 million as of December 31, 2014 and 2013, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.3 million and $3.4 million as of the years ended December 31, 2014 and 2013, respectively. The allowance for doubtful accounts was $0.2 million and $2.4 million as of December 31, 2014 and 2013, respectively.
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
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $15.5 million and $14.3 million as of December 31, 2014 and December 31, 2013, respectively.
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
When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Principal Executive Officer and Principal Financial Officer of the Company, as well as a panel of asset managers and financial analyst of the Advisor, review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data and with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
We also evaluate our investments in notes receivable as of each reporting date. If we believe that it is probable we will not collect all principal and interest in accordance with the terms of the notes, we consider the loan impaired. When evaluating loans for potential impairment, we compare the carrying amount of the loans to the present value of future cash flows discounted at the loans effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans. For impaired loans, a provision is made for loan losses to adjust the reserve for loan losses. The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date. The reserve is adjusted through the provision for loan losses account on our consolidated statements of operations.
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
We believe the carrying value of our operating real estate assets, our properties under development, investments in unconsolidated joint ventures, and notes receivable is currently recoverable. However, if market conditions worsen beyond our current expectations, or if our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease or our expected hold periods decrease, or if changes in our development strategy significantly affect any key

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest income for notes receivable and interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $1 million and $1.7 million as of December 31, 2014 and December 31, 2013, respectively.
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
As of December 31, 2014, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.
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
The Euro is the functional currency for the operations of our Central Europe Joint Venture. We also maintain Euro-denominated bank accounts that are translated into U.S. dollars at the current exchange rate at each reporting period. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in our consolidated statements of equity. The foreign currency translation adjustments were a loss of $2.3 million for the year ended December 31, 2014 and gains of $1.4 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.
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
Revenue Recognition
We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue of $0.4 million, $0.7 million and $0.8 million was recognized in rental revenues for the years ended December 31, 2014, 2013, and 2012, respectively. Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and Chase Park Plaza Hotel and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.
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
For the years ended December 31, 2014, 2013, and 2012, we recognized a current and deferred tax provision of $0.1 million, less than $0.1 million and $0.2 million, respectively, related to the Texas margin tax.
Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the tax basis of our fixed assets exceeds the book value by $176.3 million at December 31, 2014 and $131.5 million at December 31, 2013.
Stock-Based Compensation
We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. For the years ended December 31, 2014, 2013, and 2012, we had no significant cost related to our incentive award plan.
Concentration of Credit Risk
At December 31, 2014 and 2013, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic Concentration
At any one time, a significant portion of our consolidated investments could be in one property class or concentrated in one or several geographic regions. For the year ended December 31, 2014, excluding mineral rights we received in 2014 of $0.1 million on a parcel of land we sold in 2013, 56%, 36% and 8% of our total revenues were derived from properties in Missouri, Texas and Colorado, respectively. Additionally, excluding mineral rights we received in 2014 of $0.1 million on a parcel of land we sold in 2013, 64%, 31% and 5% of our total revenues for the year ended December 31, 2014 were from our three asset types, hotel, office building and multifamily. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults by our tenants within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
Noncontrolling Interest
Noncontrolling interest represents the noncontrolling ownership interest's proportionate share of the equity in our consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.
Reportable Segments
We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets. Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2014, 2013 and 2012. Our chief operating decision maker evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.
Earnings (loss) per Share
Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period. As of each of the periods ended December 31, 2014, 2013, and 2012, we had options to purchase 75,000 shares of common stock outstanding at a weighted average exercise price of $7.50, respectively. These options are excluded from the calculation of earnings (loss) per share for the years ended December 31, 2014, 2013 and 2012 because the effect would be anti-dilutive.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.
3. New Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05 ("ASU 2013-05"), Foreign Currency Matters, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  ASU 2013-05 specifies that a cumulative translation adjustment ("CTA") should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. ASU 2013-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2014, and interim and annual periods thereafter. ASU 2013-05 should be applied prospectively to derecognition

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

events occurring after the effective date. Early adoption is permitted. The Company will adopt ASU 2013-05 effective January 1, 2015. We are currently evaluating the impact of the adoption of ASU 2013-05 on our consolidated financial statements and notes therein.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The updated guidance revised the definition of a discontinued operation by limiting discontinued operations reporting to disposals of components of an entity that represent a strategic shift, or change in the entity's strategy, that has, or will have, a major effect on an entity’s operations and financial results. This guidance applies to a component of an entity or a group of components of an entity classified as held for sale or disposed of by sale or by means other than a sale, such as an abandonment. Examples of a strategic shift could include a disposal of all assets in a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. In addition, ASU 2014-08 requires expanded disclosures for discontinued operations so users of the financial statements will be provided with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company will adopt ASU 2014-08 commencing January 1, 2015. As a result of this adoption, the results of operations and gains on sales of real estate from January 1, 2015 forward which do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations. Any sales of real estate prior to January 1, 2015 which have been reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations. We believe future sales of our individual operating properties will no longer qualify as discontinued operations.
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
In July 2014, the FASB issued an update ("ASU 2014-15"), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management's assessment of a company's ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company's ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements.
In January 2015, the FASB issued ("ASU 2015-01"), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. An entity is no longer required to (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings per share data applicable to an extraordinary item. ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in occurrence. ASU 2015-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015, with early adoption permitted. We do not expect the adoption of ASU 2015-01 to impact our consolidated financial statements and notes therein.
In February 2015, the FASB issued ("ASU No. 2015-02"), Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

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
We incorporated credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Although we determined that the majority of the inputs used to value our derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.
As of December 31, 2013, our derivatives had a fair value of zero. As of December 31, 2014 we had no derivatives.
Nonrecurring Fair Value Measurements
Due to a change in the estimated hold period of our Northborough Tower office building, we evaluated the asset for recoverability and as a result recorded a non-cash impairment of $9.4 million during the year ended December 31, 2014. This change was based on the commercial real estate market conditions in Houston, Texas, where our Northborough office building is located, which market conditions are not expected to recover within our estimated hold period.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the periods presented (in thousands):

As of December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)
Assets
Buildings and improvements, net	$—	$—	$19,397	$19,397	$(9,371)

As of December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value	Gain / (Loss)(1)
Assets
Land and improvements, net	$—	$1,523	$—	$1,523	$(119)
Condominium inventory (finished units)	—	—	3,158	3,158	(264)
Other intangibles	—	—	—	—	(244)
	$—	$1,523	$3,158	$4,681	$(627)
______________________________________________________________________________

(1)	Excludes $0.3 million in impairment losses recorded in the first quarter of 2013 and included in discontinued operations for Becket House that was disposed of as of December 31, 2013.
Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at December 31, 2014 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net	$19,397	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	9.75% 8.75% 0% - 3.00% 0% - 3.00%
________________________________

(1)	In the fourth quarter of 2014, we recorded an impairment of $9.4 million associated with our Northborough office building.
Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at December 31, 2013 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Condominium inventory (finished units)(1)	$3,158	Market comparable	Amount per condo unit due to limited market comparables	$455 to $607 per square feet
________________________________

(1)
In the fourth quarter of 2013, we recorded an impairment of $0.3 million associated with units sold. We had one unit remaining in inventory when the impairment charge was recorded in 2013. This unit remains in our inventory with a carrying value at December 31, 2014 of $3 million.

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the years ended December 31, 2014 or 2013.
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
As of December 31, 2014 and 2013, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

The notes payable totaling $153.6 million as of December 31, 2014 and $138.1 million as of December 31, 2013, with balances, net of unamortized premium, of $153.4 million and $137.7 million, respectively, have a fair value of approximately $154.3 million and $135.8 million, respectively. The fair values are based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. Interest rate swaps and caps are recorded at their respective fair values in prepaid expenses and other assets. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
The fair value estimates presented herein are based on information available to our management as of December 31, 2014 and 2013. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.
6. Real Estate Investments
As of December 31, 2014, we wholly owned four properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet. We are the mezzanine lender for one multifamily property. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 21 properties that is accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of December 31, 2014:

Property Name	Location	Approximate Rentable Square Footage (Unaudited)	Description	Ownership Interest		Year Acquired
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	100%	(1)	2006
Las Colinas Commons	Irving, Texas	239,000	3-building office complex	100%		2006
Frisco Square	Frisco, Texas	(2)	mixed-use development (multifamily, retail, office, restaurant and land)	(2)		2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%		2007
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	94%		2007
Northborough Tower	Houston, Texas	207,000	14-story office building	100%		2008
Royal Island(3)	Commonwealth of Bahamas	—	land	87%		2012
_____________________________________________________________________________

(1)	On August 5, 2014, we received the 5% interests of Chase Park Plaza Hotel and Chase — The Private Residences held by Kingsdell, L.P. and now own 100% of the entities.

(2)
Our Frisco Square mixed-use development consists of 101,000 square feet of office space, 71,000 square feet of retail, a 41,500 square foot movie theater, 114 multifamily units, approximately 27 acres of land which we own 100%, and a 3.4 acre multifamily project in development in which we own a 90% interest.

(3)
Our initial investment in Royal Island was made in May 2007. We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

During the year ended December 31, 2014, we evaluated our Northborough office building and recorded a non-cash impairment charge of $9.4 million based upon a shortened estimated hold period and as a result of commercial real estate market conditions in the Greenspoint submarket of Houston, Texas, a significant energy hub, where the Northborough Tower is located. The commercial real estate market conditions in Houston are not expected to recover within our estimated hold period.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
The following table summarizes the amounts of identified assets and liabilities consolidated on February 19, 2013 (in thousands):

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

Chase Park Plaza Hotel contributed a net loss of $0.7 million to our consolidated statements of operations for the period from February 19, 2013 through December 31, 2013.  The following unaudited pro forma summary presents financial information as if the hotel operations had been consolidated on January 1, 2012 (in thousands, except per share amounts):

	Unaudited Pro Forma for the Twelve Months Ended December 31,
	2013	2012
Rental revenue	$20,007	$19,634
Hotel revenue	33,313	30,497
Property operating expenses	11,127	10,369
Hotel operating expenses	25,331	22,788
Bad debt expense(1)	498	1,256
Net loss	(18,537)	(56,784)
Net loss per share	$(0.33)	$(1.01)

______________________________
(1) 2012 bad debt expense of approximately $1.3 million related to receivables associated with estimated working capital shortfalls.

These unaudited pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Chase Park Plaza Hotel to reflect the elimination of the lease rental revenue and the consolidation of the hotel operations as if it had been applied from January 1, 2012.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Real Estate Development
The Ablon at Frisco Square
On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed-use project to The Ablon at Frisco Square, LLC (“Ablon Frisco Square Venture”), a special purpose entity in which we own a 90% limited partnership interest. The venture was formed to construct a 275-unit multifamily project. Construction on the development began on September 2, 2014. Total construction costs are expected to be approximately $42.1 million. Concurrently with the land contribution, we closed on a $26.3 million construction loan. See Note 9, Notes Payable, for additional information.
Real Estate Asset Dispositions
Frisco Square Land Sale
On June 13, 2014, we sold 1.62 acres of land to an unrelated third party at our Frisco Square development for approximately $1.8 million and recorded a $0.5 million gain on sale of real estate. The gain on sale of real estate is included in continuing operations. The land will be used for a building and parking garage development (the "Gearbox" development). The City of Frisco holds a lien on all of the undeveloped Frisco land as security to provide parking under our development agreement.  We escrowed $0.6 million of the sales proceeds for the benefit of the City of Frisco as substitute security to obtain a lien release on the 1.62 acres. Concurrently, we contributed 1.66 acres of land to the unrelated third party for the development of the Gearbox garage that will meet a portion of an obligation to provide parking under our development agreement with the City of Frisco (see Note 12, Commitments and Contingencies).  As the public parking to be constructed is an amenity of the Frisco Square development, we allocated the cost basis of the contributed land to the remaining 34 undeveloped acres.
Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of December 31, 2014 and 2013 (in thousands):

	Ownership Interest(1)	Carrying Value of Investment
Property Name		December 31, 2014	December 31, 2013
Central Europe Joint Venture	47.01%	$15,948	$18,495
Our investment in the unconsolidated joint venture as of December 31, 2014 and 2013 consisted of our proportionate share of the combined assets and liabilities of our investment property shown at 100% as follows (in thousands):

	December 31, 2014	December 31, 2013
Real estate assets, net	$88,681	$108,795
Cash and cash equivalents	3,872	3,627
Other assets	1,872	2,022
Total assets	$94,425	$114,444

Notes payable	$65,373	$80,968
Other liabilities	3,239	3,139
Total liabilities	68,612	84,107

Equity	25,813	30,337
Total liabilities and equity	$94,425	$114,444

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Our equity in earnings or losses from our investment is our proportionate share of the combined earnings or losses of our unconsolidated joint ventures for the years ended December 31, 2014, 2013, and 2012 shown at 100% as follows (in thousands):

	Year Ended December 31,
	2014	2013		2012
Revenue	$10,696	$11,259		$12,117

Operating expenses:
Operating expenses	2,487	2,846		4,570
Property taxes	321	323		(123)
Total operating expenses	2,808	3,169		4,447

Operating income	7,888	8,090		7,670

Non-operating expenses:
Depreciation and amortization	4,225	4,752		5,206
Impairment charges	—	5,913	(1)	5,780	(1)
Interest and other, net	3,743	1,029		15,235	(2)
Gain on sale	(442)	—		—
Total non-operating expenses	7,526	11,694		26,221

Net income (loss)	$362	$(3,604)		$(18,551)

Equity in earnings (losses) of unconsolidated joint ventures(3)	$170	$(1,694)		$(6,938)
_______________________________________________________________________________

(1)	Our Central Europe Joint Venture recorded impairment charges of approximately $5.9 million and $5.8 million during the years ended December 31, 2013 and 2012, respectively.

(2)
Year ending December 31, 2012 includes the activity related to Royal Island for the period prior to June 6, 2012 when we began consolidating the operations of Royal Island (a loss of $3.2 million), and the activity for Santa Clara 800 which was sold on May 4, 2012 (a loss of $0.1 million).

(3)	Company's share of net income (loss).
On August 7, 2014 one of our Central Europe Joint Venture properties was sold for €3.6 million. For the year ended December 31, 2014, we recognized our portion of the net gain of €0.1 million (or $0.2 million) related to this sold asset as equity in earnings of unconsolidated joint ventures. The net proceeds to the joint venture, after the repayment of debt and closing costs, were approximately €1.3 million. The joint venture distributed €0.8 million of proceeds. Our portion was approximately €0.4 million. The remaining proceeds from the sale were retained for working capital and to pay down debt for other assets in the venture.
We evaluate our investment in unconsolidated joint venture at each reporting date. If we believe there is an other than temporary decline in market value, we will record an impairment charge based on these evaluations. We assess potential impairment by comparing our portion of estimated future undiscounted operating cash flows expected to be generated by the joint venture over the life of the joint venture's assets to the carrying amount of the joint venture. In the event that the carrying amount exceeds our portion of estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the joint venture to its estimated fair value.
For the years ended December 31, 2013 and 2012, our Central Europe Joint Venture recorded impairment charges of $5.9 million and $5.8 million, respectively, to bring certain assets to their fair value. The Company's portion of the impairment was $2.8 million and $2.7 million, respectively, which was recorded in the Company's statement of operations through equity in losses of unconsolidated joint ventures line item. There were no impairment charges recorded for the year ended December 31, 2014.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Real Estate Held for Sale
We had one property classified as held for sale at December 31, 2012 and none at December 31, 2014 and 2013. See Note 17, Discontinued Operations and Real Estate Held for Sale for more details.
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
Based on our evaluation, we determined that this entity met the criteria of VIEs under GAAP, however we do not believe we are the primary beneficiary of this VIE as we do not direct the activities of the entity that most significantly affect the entity's economic performance. We do not have an equity investment in Alexan Black Mountain. Our maximum exposure to loss is limited to the net outstanding balance of the note receivable for Alexan Black Mountain as of December 31, 2014, 2013 and 2012. We have fully reserved against the note receivable.
8. Notes Receivable
Alexan Black Mountain
In 2006, we agreed to provide secured mezzanine financing with an aggregate principal amount up to $9.7 million to an unaffiliated third-party entity that owned a multifamily community under development, Alexan Black Mountain. The entity also obtained a construction loan with a third-party lender with a current principal balance of $26.7 million and $27.2 million at December 31, 2014 and 2013, respectively. Our mezzanine loan is subordinate to the construction loan.
In the fourth quarter of 2011, we recorded a reserve for loan losses of $2.5 million related to the mezzanine loan associated with Alexan Black Mountain bringing the carrying amount to zero as of December 31, 2011. The carrying value remains at zero as of December 31, 2014.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

9. Notes Payable
The following table sets forth our notes payable on our consolidated properties, including the debt obligations of properties we consolidate at December 31, 2014 and 2013 (in thousands):

	Notes Payable as of
Description	December 31, 2014	December 31, 2013	Interest Rate	Maturity Date
Northborough Tower	$19,071	$19,600	5.67%	1/11/2016
Royal Island(1)	13,872	12,907	15.00%	10/10/2016
Northpoint Central	15,574	15,813	5.15%	5/9/2017
Las Colinas Commons	11,484	11,661	5.15%	5/9/2017
Chase Park Plaza Hotel and Chase—The Private Residences(2)	62,500	46,511	4.95%(2)	8/11/2017
BHFS II, LLC	6,962	7,083	30-day LIBOR + 3%(3)	2/1/2018
BHFS III, LLC	6,250	6,358	30-day LIBOR + 3%(3)	2/1/2018
BHFS IV, LLC	12,983	13,208	30-day LIBOR + 3%(3)	2/1/2018
BHFS Theatre, LLC	4,860	4,944	30-day LIBOR + 3%(3)	2/1/2018
	$153,556	$138,085
_______________________________________________________________________________

(1)
In February 2013, the lenders agreed to increase the amount available to draw on the loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. Beginning in October 2013 and through June 2014, the lenders increased the availability each month by the amount of the monthly operating costs.  The lender ceased funding the monthly operating costs in July 2014. As of December 31, 2014, the outstanding balance on the loan was $13.9 million. See below New Financing and Modification.

(2)
On August 11, 2014, we refinanced the Chase Park Plaza Hotel debt with a new lender for $62.5 million in proceeds. The interest rate went from 30-day London Interbank Offer Rate (“LIBOR”) +6.75%, with LIBOR subject to a floor of 0.75%, to a fixed rate of 4.95% on the new debt. See below for additional terms of the new loan.

(3)	30-day LIBOR was 0.16% at December 31, 2014.
Our notes payable balance was $153.6 million at December 31, 2014, as compared to $138.1 million as of December 31, 2013 and consisted of new financing and loan assumptions related to our consolidated property acquisitions.
Each of our notes payable is collateralized by one or more of our properties. At December 31, 2014, our notes payable interest rates ranged from 3.2% to 15%, with a weighted average interest rate of approximately 5.6%. Of our $153.6 million in notes payable at December 31, 2014, $31.1 million represented debt subject to variable interest rates. At December 31, 2014, our notes payable had maturity dates that ranged from January 2016 to February 2018. We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the "BHFS Loans") up to $11.2 million. The BHFS Loans had an outstanding balance at December 31, 2014 of $31.1 million.
New Financing and Modification
In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan (the "Debt LP Loan") for the purpose of preserving and protecting the collateral securing the bridge loan. The operating costs of our Royal Island property have been funded primarily through the Debt LP Loan. In February 2013, the lenders agreed to increase the amount available to draw on the Debt LP Loan to $11.6 million. In June 2013, the lenders further increased the amount available to draw to $12.4 million. Beginning in October 2013, the lenders increased the availability each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. The Debt LP Loan bears interest at 15%. Payments are due from proceeds from sales or refinancing of the project or from payments received on the bridge loan. The Debt LP Loan matures at the earlier of (a) the date that the cash proceeds from sales of the collateral or refinancing of the bridge loan repay all accrued principal and interest outstanding, or (b) October 10, 2016. On December 31, 2014 and December 31, 2013, the outstanding balance of the Debt LP Loan was $13.9 million and $12.9 million, respectively.
On August 26, 2014, The Ablon at Frisco Square venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a 3-year term with two 12-month extensions available. Payments of interest-only are required during the initial 3-year term. Equity of $15.8 million must be contributed to the project before any draws under the loan. As of December 31, 2014, the partners have funded $8.2 million of equity (which includes land) towards the construction. We have not drawn any funds under the construction loan to date. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Our debt secured by Chase Park Plaza Hotel and Chase — The Private Residences (the "Chase Park Plaza Hotel" debt) was scheduled to mature on December 9, 2014. The loan became available for prepayment without penalty in December 2013. On August 11, 2014, we refinanced the Chase Park Plaza Hotel debt with a new lender for $62.5 million in proceeds. A fee of $590,000 was paid and recorded to interest expense at the time of payment. The loan bears interest at 4.95% and matures in three years with two 1-year extensions available. The new loan requires interest-only payments in the first year and principal payments based upon a 25-year amortization schedule during the remaining term, including extension periods. The loan is not prepayable in the first year and requires a prepayment penalty for months 13 through 30 of the original term. A portion of the proceeds from the new loan were used to repay the old debt, which had a balance of approximately $46.5 million, and closing costs. We recognized approximately $0.2 million loss on early extinguishment of debt in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2014 related to unamortized deferred borrowing costs on the old debt. We have guaranteed that $6.5 million of the proceeds will be utilized for a room and retail renovation program at the Chase Park Plaza Hotel. The outstanding balance of the new Chase Park Plaza Hotel debt on December 31, 2014 was $62.5 million.
The following table summarizes our aggregate contractual obligations for principal payments as of December 31, 2014 (in thousands):

Principal Payments Due:	Amount
2015	$2,168
2016	35,871
2017	85,916
2018	29,413
2019	—
Thereafter	—
Total contractual obligations	153,368
Unamortized premium	188
Total	$153,556
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
Derivative instruments classified as assets had a combined fair value of zero at December 31, 2013. We had no derivative instruments classified as liabilities as of December 31, 2013. During the years ended December 31, 2014 and 2013, we recorded a reclassification of unrealized loss of less than $0.1 million to interest expense to adjust the carrying amount of the interest rate caps not designated as hedging instruments. We had no derivative instruments as of December 31, 2014.
The table below presents the effect of our derivative financial instruments on the consolidated statements of operations for the periods ended December 31, 2014 and 2013:

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss
	Year Ended December 31,
	2014	2013
Interest rate	$86	$90

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

11. Leasing Activity
Future minimum base rental payments of our office properties due to us under non-cancelable leases in effect as of December 31, 2014 for our consolidated properties are as follows (in thousands):

Year	Future Minimum Base Rental Payments
2015	$16,001
2016	14,815
2017	13,431
2018	6,573
2019	3,625
2020	2,128
2021	2,021
2022	1,409
2023	1,130
2024	703
Thereafter	651
Total	$62,487
The schedule above does not include rental payments due to us from our multifamily, hotel, student housing and self-storage properties, as leases associated with these properties typically are for periods of one year or less.
Significant Tenants
As of December 31, 2014, we had two leases that accounted for 10% or more of our aggregate annual rental revenue from our consolidated office properties. Northborough Tower, a single-tenant office building accounted for $5.8 million (or 33%) of our aggregate annual rental revenue from our consolidated office properties. The lease expires April 30, 2018. A tenant at our Las Colinas Commons office building accounted for $2 million (or 12%) of our aggregate annual rental revenue from our consolidated office properties. The lease expires May 31, 2019.
The following table presents information about our significant tenant leases at our consolidated office properties as of December 31, 2014:

				% of Rentable Office Sq. Ft. Leased	Annualized Base Rent Statistics(1)
Tenant	Property	Tenant Industry	Square Feet		Annualized Base Rent (in 000s)	% of Office Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration
Noble Energy, Inc.(2)	Northborough Tower	Crude Petroleum and Natural Gas Extraction	204,779	27%	$5,836	33%	$28.50	4/30/2018
Green Tree Servicing, LLC(2)	Las Colinas Commons	Mortgage Bankers & Brokers	119,116	16%	$2,038	12%	$17.11	5/31/2019
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

(2)
In January 2015, we became aware that the sole tenant of the Northborough building, Noble Energy, may vacate the building during 2015. However, their lease runs until April 2018 and we expect them to continue to make their lease payments until then. The Green Tree Servicing lease has two 5-year renewal options available under the respective leases. Neither of the leases have an early termination provision.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Geographic Concentration
At any one time, a significant portion of our consolidated investments could be in one property class or concentrated in one or several geographic regions. For the year ended December 31, 2014, excluding mineral rights we received in 2014 of $0.1 million on a parcel of land we sold in 2013, 56%, 36% and 8% of our total revenues were derived from properties in Missouri, Texas and Colorado, respectively. Additionally, excluding mineral rights we received in 2014 of $0.1 million on a parcel of land we sold in 2013, 64%, 31% and 5% of our total revenues for the year ended December 31, 2014 were from our three asset types, hotel, office building and multifamily. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults by our tenants within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
12. Commitments and Contingencies
Frisco Square
In connection with our investment in the Frisco Square property, we are responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation will be reduced by 0.5% and will be terminated at $225 million of real property values.  The total outstanding Bond Obligation at December 31, 2014 and 2013 was $5.1 million and $5.6 million, respectively.
Although, as described above, we are ultimately responsible for half of the bond debt service, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  The annual bond debt service assessed by the POA is approximately $0.5 million. For the year ended December 31, 2013, we estimated our annual pro rata share of the expense at approximately $0.3 million. As a result of land sales and new assessed values within the POA, the revised estimate of our annual obligation has decreased to $0.2 million. For the year ended December 31, 2014, we have an expense credit of less than $0.1 million as a result of an adjustment of previously accrued amounts based upon the new estimate of the obligation. This credit is included in the accompanying consolidated statements of operations and other comprehensive loss.
We are also obligated to construct a minimum of two parking garages with 720 spaces by February 1, 2018 (the “Parking Obligation”). The City of Frisco has secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by our indirect, wholly owned Frisco Square subsidiaries. In the event we sell all or a part of the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account for the benefit of the City of Frisco to secure the Parking Obligations until the amount in the escrow is $7 million. Currently, the escrow account balance is $1.4 million. The book value of the vacant land is approximately $22.4 million. On February 4, 2014, the City of Frisco amended the Parking Obligation with respect to its lien on the vacant land. Under the amended Parking Obligation, if we contribute land for the development of a garage (the "Gearbox Garage") and build two additional garages that provide at least 108 parking spaces that are open and free to the public at all times, the City of Frisco will not require any further escrow of funds from the sale of the Frisco Square land and will release the lien on the Frisco Square land. As discussed in Note 6, Real Estate Investments, on June 13, 2014, we sold 1.62 acres of land to an unrelated third party for a building and parking garage development (the “Gearbox” development) and escrowed $0.6 million of the proceeds from the sale. Concurrently, we contributed 1.66 acres of land for the development of the Gearbox Garage. We agreed to contribute approximately $1.7 million to build 152 additional spaces. The funds for the spaces and related infrastructure costs were placed in an escrow account in December 2014 and are drawn as construction on the garage is completed. As of December 31, 2014, we have $1.1 million in the escrow account.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Chase Park Plaza Hotel
On February 19, 2013, Chase Park Plaza Hotel, LLC (“Plaintiff”) filed suit against James L. Smith, Francine V. Smith, Marcia Smith Niedringhaus, Kingsdell L.P., IFC, Inc. and CWE Hospitality Services, LLC (“CWE”) (collectively, the “Smith Defendants”) in the 22nd Judicial Circuit Court of the City of St. Louis, Missouri to take over control of the Hotel and against the former manager for damages associated with his theft and mismanagement.  A temporary restraining order (“TRO”) was entered the same day terminating the Hotel Operating Agreement between CWE and Kingsdell and the lease between Plaintiff, as lessor, and Kingsdell, as lessee, of the Chase Park Plaza Hotel and ordering Plaintiff to take immediate and exclusive possession of the Chase Park Plaza real property, improvements, and personal property.  The TRO also ordered the defendants to turn over the property, keys, books, records, licenses, and permits to Plaintiff.
The Smith Defendants countersued for wrongful termination and a termination fee.  Plaintiff amended its petition to add as parties, based on civil conspiracy and tortious interference with contracts causes of action, claims against the Smith Defendants’ attorneys and accountants.  The case as to the Smith Defendants was settled on August 5, 2014, resulting in CPPH obtaining Smith Defendants’ 5% ownership interest in the Hotel.  As of February 19, 2015, Plaintiff is in settlement negotiations with the Smith Defendants’ attorneys and accountants.
13. Stockholders' Equity
On November 23, 2004 (date of inception), we sold 1,000 shares of convertible stock and 21,739 shares of common stock to Behringer Harvard Holdings, LLC for $201,000 in cash. Pursuant to its terms, the convertible stock generally is convertible into shares of our common stock with a value equal to 15% of the amount by which (1) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (2) the sum of the aggregate capital invested by our stockholders plus a 10% cumulative, non-compounded, annual return on such capital. At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material. Conversion of the convertible stock may be limited by our board of directors if it determines that full conversion may jeopardize our qualification as a REIT. Our board of directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.
Share Redemption Program
In February 2006, our board of directors adopted a share redemption program that permitted stockholders to sell their shares back to us after they had held them for at least one year, subject to the significant conditions and limitations of the program. Our board of directors can amend the provisions of our share redemption program without the approval of our stockholders. The terms on which we redeem shares may differ between redemptions upon a stockholder's death, "qualifying disability" (as defined in the share redemption program) or confinement to a long-term care facility and all other redemptions.
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010. Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2014. An aggregate total of 984,267 shares of common stock have been redeemed since inception.
Distributions
We initiated the payment of monthly distributions in August 2006. Pursuant to our distribution reinvestment plan (the "DRP"), many of our stockholders elected to reinvest any cash distributions in additional shares of common stock. We have recorded all distributions when declared, except for the stock issued through the DRP which has been recorded when the shares were actually issued.
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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We paid no distributions to stockholders during the years ended December 31, 2014, 2013 and 2012.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

14. Stock-Based Compensation
The Behringer Harvard Opportunity REIT I, Inc. Amended and Restated 2004 Incentive Award Plan ("Incentive Award Plan") was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005, and provides for equity awards to our directors and consultants and to employees, directors, and consultants of our affiliates. In November 2008, the board of directors approved an amendment to the grantees' stock option agreements for all awards granted prior to December 31, 2007, setting forth a revised vesting and expiration schedule. Accordingly, all options granted prior to December 31, 2007 that were previously outstanding and fully vested were subject to the revised vesting and expiration schedule as follows: 25% became exercisable in each of the calendar years 2010 and 2011 with the remaining 50% exercisable in the calendar year 2012. Any vested awards not exercised in the calendar year specified were forfeited and were no longer exercisable. None of the options granted prior to December 31, 2007 were exercised and all expired as of December 31, 2012.
Options to acquire 5,000 shares of our common stock were awarded to each of Ms. Bufkin, Mr. Gage and Mr. Kaplan on July 24, 2008, June 22, 2009, October 18, 2010, October 17, 2011 and November 9, 2012 in connection with their reelection to our board of directors each year. As of December 31, 2014, each of Ms. Bufkin, Mr. Gage and Mr. Kaplan have 25,000 stock options for a total of 75,000 stock options outstanding at December 31, 2014.
On March 25, 2013, our board of directors, voted to amend the Incentive Award Plan to eliminate the automatic option grant. We did not recognize any incremental compensation cost as a result of these modifications. There were no stock options granted, exercised, forfeited or expired in 2014.
The following table summarizes the outstanding options, options granted, exercised, and forfeited or expired, as well as the corresponding weighted average exercise prices, for the years ended December 31, 2014, 2013 and 2012:

Options	Shares		Weighted- Average Exercise Price
Outstanding at January 1, 2012	79,792		$8.53
Granted	15,000		4.12
Exercised	—
Forfeited or expired	(19,792)		9.10
Outstanding at December 31, 2012	75,000		7.50
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2013	75,000		7.50
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2014	75,000	(1)	7.50
Exercisable at December 31, 2014	75,000		7.50
_______________________________________________________________________________
(1) The remaining contractual life of the outstanding options is 4.3 years.
Compensation expense associated with our Incentive Award Plan was not material for the years ended December 31, 2014, 2013, or 2012.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
During the years ended December 31, 2014 and 2013, Behringer Harvard Opportunity Advisors I received an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate related assets other than Alexan Black Mountain and Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month. For the year ended December 31, 2012, this fee was equal to 0.60% of the aggregate asset value of acquired real estate and real estate related assets as of the last day of the month. For the years ended December 31, 2014, 2013 and 2012, we incurred $2.3 million, $2.3 million and $3.2 million, respectively, of asset management fees. Amounts for the years ended December 31, 2013 and 2012 include asset management fees that were classified in discontinued operations for our held for sale property and our disposed properties.
Behringer Harvard Opportunity Advisors I, or its affiliates, receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the year ended December 31, 2014, we incurred acquisition and advisory fees of $0.2 million related to The Ablon at Frisco Square development. For the year ended December 31, 2013, there were no acquisition and advisory fees. For the year ended December 31, 2012, we incurred acquisition and advisory fees of $0.1 million.
Under the Advisory Agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the Advisory Agreement) will be 1% of the loan commitment amount. Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We incurred $0.6 million in debt financing fees for the year ended December 31, 2014 related to the Chase Park Plaza Hotel debt that we refinanced on August 11, 2014. We did not incur any debt financing fees for the year ended December 31, 2013. We incurred $0.5 million in debt financing fees for the year ended December 31, 2012.
We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers. For the years ended December 31, 2014, 2013, and 2012, we incurred costs for administrative services of $1.7 million, $1.4 million and $1.8 million, respectively.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, "BH Property Management"), fees for management, leasing, and maintenance supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. In the event that we contract directly with a non-affiliated third-party property manager in respect of a property, we will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. In the event we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred property management fees or oversight fees of $0.9 million, $1 million and $0.9 million during the years ended December 31, 2014, 2013, and 2012, respectively.
On March 29, 2011, we obtained a $2.5 million loan from our Advisor to further bridge our short-term liquidity needs. The $2.5 million loan bears interest at a rate of 5% and had a maturity date of the earliest of (i) March 29, 2013, (ii) the termination without cause of the advisory management agreement, or (iii) the termination without cause of the property management agreement. On March 25, 2013, we fully repaid the loan and accrued interest.
At December 31, 2014 and 2013, we had a payable to our Advisor and its affiliates of $1.1 million and $0.8 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.
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

16. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below for the years ended December 31, 2014, 2013, and 2012:

	Year ended December 31,
	2014	2013	2012
Supplemental disclosure:
Interest paid, net of amounts capitalized	$7,188	$11,414	$11,902
Reorganization expenses paid	—	768	1,112
Income taxes paid, net of refunds	135	198	113
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	1,479	1,353	184
Capital expenditures for real estate under development in accounts payable and accrued liabilities	1,817	47	215
Additions to real estate under development reclassified from land	3,346	—	—
Additions to land and land improvements reclassed from real estate under development	170	—	—
Additions to furniture, fixtures and equipment reclassed from real estate under development	211	—	—
Amortization of deferred financing fees in properties under development	31	—	33
Transfer of noncontrolling interest	2,136	—	2,424
Capitalized deferred financing costs in accrued liabilities	31	—	319
Consolidation of properties:
Real estate and lease intangibles	—	—	24,000
Restricted Cash	—	—	493
Notes receivable	—	—	(18,037)
Other assets and liabilities, net	—	—	(6,468)
Consolidation of hotel operations with no consideration paid:
Assets consolidated	—	(2,649)	—
Liabilities consolidated	—	2,649	—

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

17. Discontinued Operations and Real Estate Held for Sale
As of December 31, 2012, we had one consolidated joint venture property classified as held for sale, Becket House, which we sold on April 5, 2013. We did not have any assets classified as held for sale as of December 31, 2014 and 2013.
The following table summarizes the disposition of our properties during 2012 and 2013 (in millions):

Property Name	Date of Disposition	Contract Sales Price
Santa Clara 700/750 Joint Venture	May 18, 2012	$47.8
Tanglewood at Voss	May 29, 2012	52.5
5000 S. Bowen Road	August 16, 2012	25.9
Bent Tree Green	October 16, 2012	12.0
Becket House	April 5, 2013	19.8
Rio Salado	May 28, 2013	9.3
4950 S. Bowen Road	October 22, 2013	1.6

We classified the results of operations for the properties above (except for Rio Salado and 4950 S. Bowen Road which represented land-only interests) into discontinued operations in the accompanying consolidated statements of operations and comprehensive loss, as summarized in the following table (in thousands):

	Year Ended December 31,
	2013	2012
Revenues
Rental revenue	$514	$9,043

Expenses
Property operating expenses	189	2,489
Bad debt expense	(111)	197
Interest expense	633	5,053
Real estate taxes	(21)	1,153
Impairment charge	305	1,263
Property management fees	24	300
Asset management fees	16	386
Depreciation and amortization	—	3,087
Total expenses	1,035	13,928

Interest Income	(2)	(4)
Realized loss on currency translation adjustment(1)	(3,624)	—
Gain on troubled debt restructuring(1)	8,132	—
Loss on early extinguishment of debt(2)	—	(1,379)
Gain on sale of real estate property	—	11,996
Income from discontinued operations	3,985	5,728
(Income) loss attributable to noncontrolling interests	(1,460)	449
Income from discontinued operations attributable to the Company	$2,525	$6,177
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

We did not classify the condominiums sold during 2012 or 2013 at Chase—The Private Residences as discontinued operations. Additionally, on June 13, 2014, we sold 1.62 acres of land that was a part of our Frisco Square investment to an unaffiliated third party that is not included in discontinued operations.
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
The bankruptcy court approved a reorganization plan in December 2012 which was declared effective in January 2013.  Pursuant to the reorganization plan, all creditors would receive 100%, some immediately, and some over time.  Additional information and material obligations of the Company related to the reorganization plan are described in Note 12.
19. Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share amounts):

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$12,418	$15,009	$14,838	$13,222
Loss from continuing operations	(4,270)	(2,907)	(3,546)	(13,697)	(1)
Gain on sale of real estate	—	476	—	—
Add: Net loss attributable to the noncontrolling interest	97	104	104	109
Net loss attributable to common stockholders	(4,173)	(2,327)	(3,442)	(13,588)
Basic and diluted weighted average shares outstanding	56,500	56,500	56,500	56,500
Basic and diluted loss per share	$(0.08)	$(0.04)	$(0.06)	$(0.24)
__________________________

(1)
During the fourth quarter of 2014, we recorded a non-cash impairment charge of $9.4 million related to our Northborough office building based upon a shortened estimated hold period because of market conditions in Houston, Texas, an energy hub. The energy sector recently experienced a significant decline in oil prices which could have an adverse impact on the results at this office building.

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$10,461	$14,381	$13,720	$16,506
Loss from continuing operations	(6,663)	(5,227)	(7,434)	(4,121)
Income (loss) from discontinued operations	(645)	4,534	—	96
Gain (loss) on sale of real estate	—	95	—	(9)
Add: Net (income) loss attributable to the noncontrolling interest	219	(1,492)	221	170
Net loss attributable to common stockholders	(7,089)	(2,090)	(7,213)	(3,864)
Basic and diluted weighted average shares outstanding	56,500	56,500	56,500	56,500
Basic and diluted loss per share	$(0.12)	$(0.04)	$(0.13)	$(0.07)
The results of operations and other components related to the sale of Becket House on April 5, 2013, have been reclassified and reported in discontinued operations for the year ended December 31, 2013. See Note 17, Discontinued Operations and Real Estate Held for Sale, for more details.
*********

Behringer Harvard Opportunity REIT I, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2014, 2013, and 2012
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts	$2,375	$137	$—	$2,305		$207
Allowance for loan loss	13,897	—	—	227	(1)	13,670
Year ended December 31, 2013
Allowance for doubtful accounts	$234	$2,585	$—	$444		$2,375
Allowance for loan loss	13,897	—	—	—	(1)	13,897
Year ended December 31, 2012
Allowance for doubtful accounts	$377	$721	$—	$864		$234
Allowance for loan loss	34,665	12,249	—	33,017	(1)	13,897
_______________________________________________________________________________

(1)	On June 6, 2012 we gained control of Royal Island when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. As a result we now eliminate the note receivable.

Behringer Harvard Opportunity REIT I, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2014
($ in thousands)

			Initial Cost
Property Name	Location	Encumbrances	Land and improvements	Building and improvements	Cost capitalized subsequent to acquisition(1)	Gross amount carried at close of period	Accumulated depreciation	Year of construction	Date acquired	Depreciable life
Chase Park Plaza	St. Louis, MO	$62,500	$3,612	$50,143	$40,708	$94,463	$18,546	1922 - 1931	12/8/2006	(2)
Las Colinas Commons	Irving, TX	11,484	2,785	9,718	3,955	16,458	4,546	1979 - 2001	12/20/2006	(3)
The Lodge & Spa at Cordillera	Edwards, CO	—	9,398	7,468	(6,691)	10,175	1,590	1988	6/6/2007	(2)
Frisco Square	Frisco, TX	31,055	40,098	27,907	13,283	81,288	14,625	2002 - 2003	8/3/2007	(3)
Northpoint Central	Houston, TX	15,574	750	19,849	3,648	24,247	7,708	1982	9/13/2007	(3)
Northborough Tower	Houston, TX	19,071	1,400	31,401	(14,770)	18,031	730	1983	2/26/2008	(3)
Royal Island	Commonwealth of Bahamas	13,872	21,158	2,842	—	24,000	1,513	—	6/6/2012	(3)
The Ablon at Frisco Square	Frisco, TX	—	—	—	9,896	9,896	—	2014 -2015	(4)	(4)
Totals		$153,556	$79,201	$149,328	$50,029	$278,558	$49,258
_______________________________________________________________________________

(1)	Includes adjustment to basis, such as impairment losses

(2)	Hotels are 39 years

(3)	Buildings are 25 years

(4)	Construction of a 275-unit multifamily project at The Ablon at Frisco Square development began on September 2, 2014.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 is as follows:
Real Estate and Accumulated Depreciation
Schedule III
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Real Estate:
Balance at beginning of period	$284,532	$292,737	$401,779
Acquisitions	—	—	24,000
Improvements	14,519	4,222	5,154
Write-offs	(759)	(1,635)	(697)
Reclassification(1)(2)	(9,096)	—	1,150
Impairment loss	(9,371)	(119)	(8,552)
Cost of real estate sold	(1,267)	(10,673)	(130,097)
Balance at end of the period	$278,558	$284,532	$292,737
Accumulated depreciation:
Balance at beginning of period	$48,652	$41,186	$46,253
Depreciation expense	9,931	9,073	11,249
Write-offs	(440)	(1,607)	(717)
Reclassification(1)	(8,885)	—	—
Disposals	—	—	(15,599)
Balance at end of the period	$49,258	$48,652	$41,186
_______________________________________________________________________________

(1)
Reclassification of $8.9 million accumulated depreciation to the basis of the Northborough office building at December 31, 2014 as a result of non-cash impairment recorded for Northborough office building in the fourth quarter of 2014. The carrying value of the asset also includes a reclass of $0.2 million.

(2)	Includes reclassification of $0.7 million and $0.5 million from condominium inventory to land and building, respectively, during the year ended December 31, 2012.

Behringer Harvard Opportunity REIT I, Inc.
Mortgage Loans on Real Estate
Schedule IV
December 31, 2014
(amounts in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens		Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Alexan Black Mountain mezzanine loan	10.50%	12/29/2015	No payment until completion	$26,700	(1)	$9,676	$—	$—
_______________________________________________________________________________

(1)	We do not hold the construction loan on this property. Accordingly, the amount of the prior lien at December 31, 2014 is estimated.

Reconciliation of the Carrying Amount of Mortgages:
Balance at beginning of 2012	$31,280
Additions during period:
New mortgage loans	2,023
Deductions during period:
Allowance for loan loss	(15,267)
Elimination upon consolidation(2)	(18,036)
Balance at close of 2012	$—

_______________________________________________________________________________

(2)	On June 6, 2012, we consolidated Royal Island. As a result, the note receivable between the Company and Royal Island was eliminated as an intercompany transaction.
*****

EXHIBIT INDEX

Exhibit Number		Description
3.1		Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on July 29, 2008)

3.2		Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on June 9, 2011)

3.3		Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on March 11, 2010)

3.4		First Amendment to the Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K filed on January 24, 2012)

21.1	*	List of Subsidiaries

31.1	*	Rule 13a-14(a)/15d-14(a) Certification

31.2	*	Rule 13a-14(a)/15d-14(a) Certification

32.1*	(1)	Section 1350 Certification

32.2*	(1)	Section 1350 Certification

99.1		Amended and Restated Policy for Estimation of Common Stock Value (previously filed in and incorporated by reference to Exhibit 99.2 to Form 10-K filed on March 29, 2012)

101
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 18, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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