Form 10-Q
period 2015-03-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2015-05-12
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ☐ No ☒

As of April 30, 2015, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended March 31, 2015

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Real estate
Land and improvements, net	$67,561	$67,204
Buildings and improvements, net	148,269	147,801
Real estate under development	19,844	14,295
Total real estate	235,674	229,300
Condominium inventory	2,967	2,967
Cash and cash equivalents	26,344	35,015
Restricted cash	8,387	8,120
Accounts receivable, net	7,865	7,971
Prepaid expenses and other assets	1,524	1,659
Investments in unconsolidated joint ventures	13,655	15,948
Furniture, fixtures and equipment, net	2,227	2,474
Deferred financing fees, net	1,721	1,909
Lease intangibles, net	4,217	4,328
Other intangibles, net	4,653	4,801
Total assets	$309,234	$314,492
Liabilities and Equity
Notes payable	$153,186	$153,556
Accounts payable	2,397	1,927
Payables to related parties	752	1,122
Acquired below-market leases, net	1,002	1,084
Accrued and other liabilities	23,954	22,765
Total liabilities	181,291	180,454
Commitments and contingencies	—	—
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at March 31, 2015 and December 31, 2014	6	6
Additional paid-in capital	507,303	507,303
Accumulated distributions and net loss	(376,366)	(372,071)
Accumulated other comprehensive income (loss)	(4,018)	(1,817)
Total Behringer Harvard Opportunity REIT I, Inc. equity	126,925	133,421
Noncontrolling interest	1,018	617
Total equity	127,943	134,038
Total liabilities and equity	$309,234	$314,492

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2015	2014
Revenues
Rental revenue	$4,727	$4,965
Hotel revenue	7,298	7,453
Total revenues	12,025	12,418
Expenses
Property operating expenses	1,889	1,836
Hotel operating expenses	6,324	6,215
Bad debt expense (recovery)	132	(35)
Interest expense	2,098	2,413
Real estate taxes	598	937
Property management fees	412	389
Asset management fees	568	564
General and administrative	1,041	1,265
Depreciation and amortization	3,171	3,057
Total expenses	16,233	16,641
Interest income	5	12
Other expense net	(61)	—
Loss before income tax expense and equity in losses of unconsolidated joint ventures	(4,264)	(4,211)
Income tax expense	(36)	(32)
Equity in losses of unconsolidated joint ventures	(92)	(27)
Net loss	(4,392)	(4,270)
Net loss attributable to the noncontrolling interest	97	97
Net loss attributable to common shareholders	$(4,295)	$(4,173)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500
Basic and diluted loss per share	$(0.08)	$(0.07)
Comprehensive income (loss)
Net loss	$(4,392)	$(4,270)
Other comprehensive income (loss):
Foreign currency translation loss	(2,201)	(23)
Reclassification of unrealized loss on interest rate derivatives to net loss	—	22
Total other comprehensive loss	(2,201)	(1)
Comprehensive loss	(6,593)	(4,271)
Comprehensive loss attributable to the noncontrolling interest	97	96
Comprehensive loss attributable to common shareholders	$(6,496)	$(4,175)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	1,000	$—	56,500,472	$6	$505,167	$(348,541)	$366	$2,372	$159,370
Net loss	—	—	—	—	—	(4,173)	—	(97)	(4,270)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	18	18
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	—	—	—	(23)	—	(23)
Reclassification of unrealized loss on interest rate derivatives to net loss	—	—	—	—	—	—	21	1	22
Balance at March 31, 2014	1,000	$—	56,500,472	$6	$505,167	$(352,714)	$364	$2,294	$155,117

Balance at January 1, 2015	1,000	$—	56,500,472	$6	$507,303	$(372,071)	$(1,817)	$617	$134,038
Net loss	—	—	—	—	—	(4,295)	—	(97)	(4,392)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	498	498
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(2,201)	—	(2,201)
Balance at March 31, 2015	1,000	$—	56,500,472	$6	$507,303	$(376,366)	$(4,018)	$1,018	$127,943

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,392)	$(4,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,110	2,977
Amortization of deferred financing fees	166	196
Bad debt expense (recovery)	132	(35)
Equity in losses of unconsolidated joint ventures	92	27
Loss on derivatives	—	22
Change in operating assets and liabilities:
Accounts receivable	(25)	(663)
Prepaid expenses and other assets	141	253
Accounts payable	—	(78)
Accrued and other liabilities	757	(694)
Payables to related parties	(370)	322
Lease intangibles	(234)	(30)
Cash used in operating activities	(623)	(1,973)
Cash flows from investing activities:
Additions of property and equipment	(7,950)	(1,658)
Change in restricted cash	(268)	245
Cash used in investing activities	(8,218)	(1,413)
Cash flows from financing activities:
Proceeds from notes payable	—	548
Payments on notes payable	(328)	(320)
Contributions from noncontrolling interest holders	498	18
Cash provided by financing activities	170	246
Net change in cash and cash equivalents	(8,671)	(3,140)
Cash and cash equivalents at beginning of the year	35,015	36,796
Cash and cash equivalents at end of the period	$26,344	$33,656
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
We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of March 31, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 20 properties that is accounted for using the equity method.  Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or its subsidiaries.  Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust. We have entered our disposition phase and are currently considering liquidity options for our stockholders. Therefore, we are not actively seeking to purchase additional properties. We will seek stockholder approval prior to liquidating our entire portfolio. Our investment properties are located in Colorado, Missouri, Nevada, Texas, The Commonwealth of The Bahamas, the Czech Republic, Poland, and Slovakia.
We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC (“Behringer Harvard Opportunity Advisors I” or the “Advisor”), a Texas limited liability company.  Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making acquisitions, dispositions, and investments on our behalf.
Presentation of Financial Statements
Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase.  As is usual for opportunity-style real estate investment programs, we are structured as a finite-life entity, and have entered the final phase of operations.  This phase includes selling our assets, retiring our liabilities, and distributing net proceeds to stockholders.  We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues.   If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and our ability to satisfy our other liabilities in the normal course of business.
Our ability to continue as a going concern is dependent upon our ability to sell real estate investments, to pay down debt as it matures if extensions or new financings are unavailable, and our ability to fund ongoing costs of our Company, including our development and operating properties.

2. Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2015.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014, and the condensed consolidated statements of equity and cash flows for the three months ended March 31, 2015 and 2014 have not been audited by our

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of March 31, 2015 and our condensed consolidated results of operations, equity, and cash flows for the periods ended March 31, 2015 and 2014.  Such adjustments are normal and recurring in nature.
As discussed in Note 6, Real Estate Investments, subheading Discontinued Operations and Real Estate Held for Sale, effective January 1, 2015, we adopted the Financial Accounting Standards Board ("FASB") guidance that changes the criteria for reporting a discontinued operation. This adoption impacts the comparability of our financial statements as disposals of individual operating properties will generally no longer qualify as discontinued operations.

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
Real Estate
We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The tenant relationship values are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  As of March 31, 2015, the estimated remaining average useful lives for acquired lease intangibles range from less than 1 year to less than 8 years.
Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of March 31, 2015 is as follows (in thousands):

Year	Lease Intangibles
April 1, 2015 - December 31, 2015	$228
2016	300
2017	300
2018	127
2019	41

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

March 31, 2015	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$198,132	$69,351	$11,501	$(3,312)	$9,627
Less: depreciation and amortization	(49,863)	(1,790)	(7,284)	2,310	(4,974)
Net	$148,269	$67,561	$4,217	$(1,002)	$4,653

December 31, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$195,348	$68,915	$11,329	$(3,312)	$9,626
Less: depreciation and amortization	(47,547)	(1,711)	(7,001)	2,228	(4,825)
Net	$147,801	$67,204	$4,328	$(1,084)	$4,801

Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We had no properties classified as held for sale at March 31, 2015 and December 31, 2014.
Effective January 1, 2015, we adopted the revised guidance in Accounting Standards Update No. 2014-08 regarding the reporting of discontinued operations. For sales of real estate or assets classified as held for sale after January 1, 2015, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.
Condominium Inventory
For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An adjustment is recorded to the extent that the fair value less selling costs is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management’s plans for the property. We currently have one remaining condominium unit in inventory at Chase — The Private Residences.
Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $5.7 million and $5.9 million as of March 31, 2015 and December 31, 2014, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.5 million and $2.3 million as of March 31, 2015 and December 31, 2014, respectively.  The allowance for doubtful accounts was $0.3 million and $0.2 million as of March 31, 2015 and December 31, 2014, respectively.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Investment Impairment
For all of our real estate and real estate-related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers and changes in the global and local markets or economic conditions. Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company's principal executive officer and principal financial officer, as well as a panel of asset managers and a financial analyst of the Advisor, review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data and with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
In evaluating our investments for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, planned development and the projected sales price of each of the properties. A future change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements. In addition, we may incur impairment charges on real estate assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.
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
New Accounting Pronouncements
In March 2013, the FASB issued Accounting Standards Update No. 2013-05 (“ASU 2013-05”), Foreign Currency Matters, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  ASU 2013-05 specifies that a cumulative translation adjustment (“CTA”) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. ASU 2013-05 is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years beginning after December 15, 2014, and interim and annual periods thereafter. ASU 2013-05 should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. The Company adopted ASU 2013-05 effective January 1, 2015. We will follow the guidance in ASU 2013-05 when we recognize sales of properties in our unconsolidated joint venture, Central Europe Joint Venture, which is our only foreign investment. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The updated guidance revised the definition of a discontinued operation by limiting discontinued operations reporting to disposals of components of an entity that represent a strategic shift, or change in the entity’s strategy, that has, or will have, a major effect on an entity’s operations and financial results. This guidance applies to a component of an entity or a group of components of an entity classified as held for sale or disposed of by sale or by means other than a sale, such as an abandonment. Examples of a strategic shift could include a disposal of all assets in a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. In addition, ASU 2014-08 requires expanded disclosures for discontinued operations so users of the financial statements will be provided with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted ASU 2014-08 effective January 1, 2015. As a result of this adoption, the results of operations and gains on sales of real estate for disposals from January 1, 2015 forward which do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations. Any sales of real estate prior to January 1, 2015, which have been reported in discontinued operations in prior reporting periods, will continue to be reported as discontinued operations. We believe future sales of our individual operating properties will no longer qualify as discontinued operations.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 was effective for interim and annual reporting periods beginning after December 15, 2016 for public companies. For nonpublic entities, the updated guidance was effective for annual reporting periods beginning after December 15, 2017 and for interim periods within annual periods beginning after December 15, 2018. In April 2015, the FASB tentatively decided to defer for one year the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP. Either full retrospective adoption or modified retrospective adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
In July 2014, the FASB issued an update (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management's assessment of a company's ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements.
In January 2015, the FASB issued an update (“ASU 2015-01”) to ASC Topic 225, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. An entity is no longer required to (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings per share data applicable to an extraordinary item. ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in occurrence. ASU 2015-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2015-01 on our consolidated financial statements.
In February 2015, the FASB issued an update (“ASU No. 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis, which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in ASU 2015-02 are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

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
As of March 31, 2015 and December 31, 2014, we had no derivatives.
Nonrecurring Fair Value Measurements
We recorded no non-cash impairment charges during the three months ended March 31, 2015.
Due to a change in the estimated hold period of our Northborough Tower office building, we evaluated the asset for recoverability, and as a result, recorded a non-cash impairment of $9.4 million during the year ended December 31, 2014. This change was based on the commercial real estate market conditions in Houston, Texas, where our Northborough office building is located, which are not expected to recover within our estimated hold period.
The inputs used to calculate the fair value of this asset included bona fide purchase offers, or the expected sales price of an executed sales agreement and market comparables. The market comparable estimate is considered Level 3 under the fair value hierarchy described above.
The following fair value hierarchy table presents information about our Northborough asset measured at fair value on a nonrecurring basis during the year ended December 31, 2014 (in thousands):

As of December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value	Loss(1)
Assets
Buildings and improvements, net	$—	$—	$19,397	$19,397	$(9,371)
Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at December 31, 2014 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net	$19,397	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	9.75% 8.75% 0% - 3.00% 0% - 3.00%
________________________________

(1)	In the fourth quarter of 2014, we recorded an impairment of $9.4 million associated with our Northborough office building.
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2015 and the year ended December 31, 2014.

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
As of March 31, 2015 and December 31, 2014, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The notes payable totaling $153.2 million as of March 31, 2015 and $153.6 million as of December 31, 2014, with balances, net of unamortized premium, of $153 million and $153.4 million, respectively, have a fair value of approximately $154 million and $154.3 million, respectively. The fair values are based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
The fair value estimates presented herein are based on information available to our management as of March 31, 2015 and December 31, 2014. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

6. Real Estate Investments
As of March 31, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheets.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 20 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of March 31, 2015:

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
Discontinued Operations and Real Estate Held for Sale
Effective January 1, 2015, we adopted the provisions of FASB guidance in ASU 2014-08, issued in April 2014, regarding the reporting of discontinued operations. As a result of this adoption, the results of operations and gains on sales of real estate for disposals from January 1, 2015 forward which do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations. We believe future sales of our individual operating properties will no longer qualify as discontinued operations.
We had no properties classified as held for sale at March 31, 2015 and December 31, 2014.
Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of March 31, 2015 and December 31, 2014 ($ in thousands):

	Ownership Interest	Carrying Value of Investment
Property Name		March 31, 2015	December 31, 2014
Central Europe Joint Venture	47.01%	$13,655	$15,948

Our investment in the unconsolidated joint venture as of March 31, 2015 and December 31, 2014 consisted of our proportionate share of the combined assets and liabilities of our investment property, shown at 100%, as follows (in thousands):

	March 31, 2015	December 31, 2014
Real estate assets, net	$77,645	$88,681
Cash and cash equivalents	4,061	3,872
Other assets	1,415	1,872
Total assets	$83,121	$94,425

Notes payable	$57,994	$65,373
Other liabilities	2,179	3,239
Total liabilities	60,173	68,612

Equity	22,948	25,813
Total liabilities and equity	$83,121	$94,425

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Our equity in earnings and losses from our investment is our proportionate share of the combined earnings and (losses) of our unconsolidated joint venture for the three months ended March 31, 2015 and 2014, shown at 100%, as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$2,243	$2,808

Operating expenses:
Operating expenses	509	655
Property taxes	68	83
Total operating expenses	577	738

Operating income	1,666	2,070

Non-operating expenses:
Depreciation and amortization	886	1,124
Impairment charges	—	—
Interest and other, net	1,054	1,003
Gain on sale	(78)	—
Total non-operating expenses	1,862	2,127

Net loss	$(196)	$(57)

Equity in losses of unconsolidated joint ventures(1)	$(92)	$(27)
________________________________

(1)	Company’s share of net income (loss).

On February 1, 2015, one of the Central Europe Joint Venture properties was sold for €0.7 million or $0.9 million. We recognized our portion of the net gain of less than €0.1 million (or less than $0.1 million) as equity in earnings of unconsolidated joint venture during the three months ended March 31, 2015. The net proceeds to the joint venture, after the repayment of debt and closing costs, were approximately €0.2 million. All U.S. dollars related to this sale are based on the exchange rate in effect on February 1, 2015.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.                          Notes Payable
The following table sets forth our notes payable on our consolidated properties at March 31, 2015 and December 31, 2014 ($ in thousands):

	Notes Payable as of
Description	March 31, 2015	December 31, 2014	Interest Rate	Maturity Date
Northborough Tower	$18,932	$19,071	5.67%	1/11/2016
Royal Island	13,872	13,872	15.00%	10/10/2016
Northpoint Central	15,509	15,574	5.15%	5/9/2017
Las Colinas Commons	11,437	11,484	5.15%	5/9/2017
Chase Park Plaza Hotel and Chase — The Private Residences	62,500	62,500	4.95%(2)	8/11/2017
BHFS II, LLC	6,943	6,962	30-day LIBOR + 3%(1)	2/1/2018
BHFS III, LLC	6,224	6,250	30-day LIBOR + 3%(1)	2/1/2018
BHFS IV, LLC	12,929	12,983	30-day LIBOR + 3%(1)	2/1/2018
BHFS Theatre, LLC	4,840	4,860	30-day LIBOR + 3%(1)	2/1/2018
	$153,186	$153,556
_________________________________

(1)	30-day LIBOR was 0.18% at March 31, 2015.
Our notes payable balance was $153.2 million at March 31, 2015, as compared to $153.6 million at December 31, 2014, and consisted of new financing and loan assumptions related to our consolidated property acquisitions.
Each of our notes payable is collateralized by one or more of our properties.  At March 31, 2015, our notes payable interest rates ranged from 3.2% to 15%, with a weighted average interest rate of approximately 5.6%.  Of our $153.2 million in notes payable at March 31, 2015, $30.9 million represented debt subject to variable interest rates.  At March 31, 2015, our notes payable had maturity dates that ranged from January 2016 to February 2018.  We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS Loans had an outstanding balance at March 31, 2015 of $30.9 million.
New Financing and Modification
On August 26, 2014, the Ablon Frisco Square Venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a 3-year term with two 12-month extensions available. Payments of interest-only are required during the initial 3-year term. Equity of $15.8 million must be contributed to the project before any draws under the loan. As of March 31, 2015, the partners have funded $13.1 million of equity (which includes land) towards the construction. We have not drawn any funds under the construction loan to date. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.
The following table summarizes our aggregate contractual obligations for principal payments as of March 31, 2015 (in thousands):

Principal Payments Due:	Amount
April 1, 2015 - December 31, 2015	$1,833
2016	35,871
2017	85,914
2018	29,422
2019	—
Total contractual obligations	153,040
Unamortized premium	146
Total	$153,186

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
In November 2011, we entered into an interest rate cap agreement related to the debt on our Chase Park Plaza Hotel and Chase—The Private Residences. We refinanced this debt on August 11, 2014 and the interest rate cap was cancelled. The new loan bears interest at a fixed rate of 4.95%; therefore, we will not enter into an interest rate cap agreement for this loan.
We had no derivative instruments as of March 31, 2015 and December 31, 2014.  During the three months ended March 31, 2014, we recorded a reclassification of unrealized loss of less than $0.1 million to interest expense to adjust the carrying amount of the interest rate caps qualifying as non-hedges at March 31, 2014.
For the three months ended March 31, 2014, we recorded a loss of less than $0.1 million in the condensed consolidated statements of operations and comprehensive loss for our derivative financial instruments not designated as hedging instruments. Amounts related to interest rate derivative contracts are included in interest expense. There was no gain or loss recorded for the three months ended March 31, 2015.

9. Commitments and Contingencies
Frisco Square
In connection with our investment in the Frisco Square property, we are responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation will be reduced by 0.5% and will be terminated at $225 million of real property values.  The total outstanding Bond Obligation at March 31, 2015 and December 31, 2014 was $4.7 million and $5.1 million, respectively.
Although, as described above, we are ultimately responsible for half of the bond debt service, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  The annual bond debt service assessed by the POA is approximately $0.4 million. For the year ended December 31, 2015, we estimate our annual pro rata share of the expense at approximately $0.1 million. For the three months ended March 31, 2015, we expensed less than $0.1 million related to bond debt service, which is included in the accompanying condensed consolidated statements of operations and other comprehensive loss.
We are also obligated to construct a minimum of two parking garages with 720 spaces by February 1, 2018 (the “Parking Obligation”). The City of Frisco has secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by our indirect, wholly owned Frisco Square subsidiaries. In the event we sell all or a part of the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account for the benefit of the City of Frisco to secure the Parking Obligations until the amount in the escrow is $7 million. Currently, the escrow account balance for the Parking Obligation is $1.4 million. The book value of the vacant land is approximately $22.3 million. On February 4, 2014, the City of Frisco amended the Parking Obligation with respect to its lien on the vacant land. Under the amended Parking Obligation, if we contribute land for the development of a garage (the “Gearbox Garage”) and build two additional garages that provide at least 108 parking spaces that are open and free to the public at all times, the City of Frisco will not require any further escrow of funds from the sale of the Frisco Square land and will release the lien on the Frisco Square land. As discussed in Note 6, Real Estate Investments, on June 13, 2014, we sold 1.62 acres of land to an unrelated third party for a building and parking garage development (the “Gearbox” development) and escrowed $0.6 million of the proceeds from the sale. Concurrently, we contributed 1.66 acres of land for the development of the Gearbox Garage. We agreed to contribute approximately $1.7 million to build 152 additional spaces. The funds for the spaces and related infrastructure costs were placed in an escrow account in December 2014 and are drawn as construction on the garage is completed. As of March 31, 2015, we have $1 million in the escrow account for the Gearbox Garage.
On August 7, 2014, Ablon Frisco Square Venture, a special purpose entity in which we own a 90% limited partnership investment, executed a $33.2 million general construction contract for a 275-unit multifamily development located in Frisco Square. Construction commenced on September 2, 2014.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Also, on September 2, 2014, we commenced construction on the public structured garage. We anticipate completing the Ablon Frisco Square Venture multifamily garage and the public structured garage in the fourth quarter of 2015, which, along with the completion of the Gearbox garage, would fulfill our Parking Obligation with the City of Frisco.
Chase Park Plaza Hotel
On February 19, 2013, Chase Park Plaza Hotel, LLC (“Plaintiff”) filed suit against James L. Smith, Francine V. Smith, Marcia Smith Niedringhaus, Kingsdell L.P., IFC, Inc. and CWE Hospitality Services, LLC (“CWE”) (collectively, the “Smith Defendants”) in the 22nd Judicial Circuit Court of the City of St. Louis, Missouri to take over control of the hotel and against the former manager for damages associated with his theft and mismanagement.  A temporary restraining order (“TRO”) was entered the same day terminating the hotel operating agreement between CWE and Kingsdell and the lease between Plaintiff, as lessor, and Kingsdell, as lessee, of the Chase Park Plaza Hotel and ordering Plaintiff to take immediate and exclusive possession of the Chase Park Plaza Hotel real property, improvements, and personal property.  The TRO also ordered the Smith Defendants to turn over the property, keys, books, records, licenses, and permits to Plaintiff.
The Smith Defendants countersued for wrongful termination and a termination fee.  Plaintiff amended its petition to add as parties, based on civil conspiracy and tortious interference with contracts causes of action, claims against the Smith Defendants’ attorneys and accountants.  The case as to the Smith Defendants was settled on August 5, 2014, resulting in CPPH, our wholly owned subsidiary, obtaining the Smith Defendants’ 5% ownership interest in the hotel. As of April 30, 2015, the case as to all of the Smith Defendants was settled.

10. Related Party Transactions
Behringer Harvard Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with the acquisition, financing, management, and sale of our assets.
Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf.  Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter.  We are currently party to the Third Amended and Restated Advisory Management Agreement (the "Advisory Agreement") which became effective May 15, 2013 and was set to expire May 15, 2014. On May 6, 2014, the Advisory Agreement was renewed on the same terms for a term of one year, effective May 15, 2014 with an expiration date of May 15, 2015.
During the three months ended March 31, 2015 and 2014, Behringer Harvard Opportunity Advisors I received an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Alexan Black Mountain and Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  For the three months ended March 31, 2015 and 2014, we incurred $0.6 million of asset management fees.
Behringer Harvard Opportunity Advisors I, or its affiliates, receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the three months ended March 31, 2015 and 2014, we incurred no acquisition and advisory fees.
Under the Advisory Agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the Advisory Agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the three months ended March 31, 2015 and 2014.
We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers.  For the three months ended March 31, 2015 and 2014, we incurred costs for administrative services of $0.2 million and $0.3 million, respectively.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and maintenance supervision of our properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  We will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  If we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred property management fees or oversight fees of $0.2 million during the three months ended March 31, 2015 and 2014.
At March 31, 2015 and December 31, 2014, we had a payable to our Advisor and its affiliates of $0.8 million and $1.1 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.
We are dependent on Behringer Harvard Opportunity Advisors I and BH Property Management for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities.  If these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.

11. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Three months ended March 31,
Description	2015	2014
Supplemental disclosure:
Interest paid, net of amounts capitalized	$1,180	$1,770
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	1,681	1,341
Capital expenditures for real estate under development in accounts payable and accrued liabilities	2,516	29
Additions to buildings and improvements reclassified from real estate under development	(2,508)	—
Amortization of deferred financing fees in properties under development	22	—

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
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2015, and the factors described below:

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

Executive Overview
We are a Maryland corporation that was formed in November 2004 to invest in and operate commercial real estate or real-estate-related assets located in or outside the United States on an opportunistic and value-add basis.  We conduct substantially all of our business through our operating partnership and its subsidiaries. We are organized and qualify as a REIT for federal income tax purposes.
We are externally managed and advised by Behringer Harvard Opportunity Advisors I, a Texas limited liability company formed in June 2007.  Behringer Harvard Opportunity Advisors I is responsible for managing our day-to-day affairs and for identifying and making dispositions on our behalf.
As of March 31, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our condensed consolidated financial statements.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 20 properties that is accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, and Slovakia.
Liquidity and Capital Resources
Liquidity Demands
Our primary objectives are to focus on the disposition of the properties remaining in our portfolio, while continuing to preserve capital, and sustain and enhance property values. Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity to fund our remaining development activities, capital needs at certain properties and the Company's operations. Our cash balance at March 31, 2015 is $26.3 million.
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
Our ability to continue as a going concern is, therefore, dependent upon our ability to sell real estate investments, to pay or retire debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our Company, including our development and operating properties.  Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including leasing commissions, tenant improvements, and capital improvements), certain ongoing costs at our development properties, Company operating expenses, and interest and principal on our outstanding indebtedness.  We expect to fund a portion of these demands by using cash flow from operations of our current investments and borrowings.  Additionally, we will use proceeds from our strategic asset sales.
We continually evaluate our liquidity and ability to fund future operations and debt obligations.  Our nonrecourse debt secured by Northborough Tower with a balance of $18.9 million at March 31, 2015, matures on January 11, 2016. In January 2015, we became aware that the sole tenant of the Northborough building may vacate the building during 2015. We expect the tenant to continue to make the lease payments under the terms of its lease through lease expiration in April 2018 and we are working with the tenant to obtain a sub-lessor. Under the terms of our debt, if the building is vacant, the excess cash flow from the rental payments, after payment of operating expenses and debt service, may be swept to the lender to pay down the debt. We intend to market the asset for sale prior to the debt maturity; however, there are no assurances that we can sell the asset prior to the debt maturity or that we can sell the asset for an amount greater than the debt balance. If we are unable to sell Northborough Tower prior to the debt maturity we would have to consider all available alternatives, including transferring legal possession of the property to the lender.
In addition to our debt obligations, we consider lease expirations at our consolidated office properties and other factors in evaluating our liquidity. Operating leases for our office buildings representing 7% of our annualized base rent and 9% of our rentable square footage (effective annual rent per square foot of $18.87) will expire by the end of 2015.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to those regions or industries may result in defaults by a number of tenants within a short time period.  Any defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  In particular, two of our office buildings are located in the Greenspoint submarket in Houston, Texas. Demand for commercial properties in this submarket is weak due to several large blocks of space becoming available in the next 24 to 48 months as large scale users have announced their intention to vacate the submarket. With the uncertainty created from these relocations as well as the current volatility within the energy sector, and the limited number of office building transactions, it is difficult to underwrite commercial assets in this submarket. For the three months ended March 31, 2015, 34% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our office buildings which are all located in Texas. Chase Park Plaza Hotel, which is located in Missouri, accounted for 51% of our total revenues, without consideration of tenant contraction or termination rights, for the three months ended March 31, 2015.
Strategic Asset Sales
As previously discussed, we are in our disposition phase. We are actively marketing our assets for sale and anticipate conducting orderly sales of all of our assets over the next two to three years. We may pursue a portfolio sale for some or all of our remaining assets. The economic environment and limited availability of credit to buyers for opportunistic asset classes such as ours could delay or inhibit our ability to dispose of our properties in an orderly manner, or cause us to have to dispose of our properties for lower than anticipated sales prices. There can be no assurance that future dispositions will occur as planned, or if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.
Debt Financings
One of our principal short-term and long-term liquidity requirements is the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2015. Interest payments on variable rate debt are based on rates in effect as of March 31, 2015. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)
	April 1, 2015 - December 31, 2015	2016	2017	2018	2019	Total
Principal payments - fixed rate debt	$1,440	$35,324	$85,339	$—	$—	$122,103
Interest payments - fixed rate debt	5,810	6,270	2,516	—	—	14,596
Principal payments - variable rate debt	393	547	575	29,422	—	30,937
Interest payments - variable rate debt	747	968	958	161	—	2,834
Total	$8,390	$43,109	$89,388	$29,583	$—	$170,470
________________________________
(1)       Does not include approximately $0.1 million of unamortized premium related to debt we assumed on our acquisition of Northborough Tower.
Our nonrecourse debt secured by Northborough Tower matures on January 11, 2016. At March 31, 2015, the outstanding balance of the debt was $18.9 million. See additional information regarding this loan above under Liquidity Demands.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  As of March 31, 2015, we believe we were in compliance with the debt covenants under our loan agreements.

We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended or the loans are refinanced or completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  To the extent we are unable to reach agreeable terms with respect to extensions or refinancings, we may not have the cash necessary to repay our debt as it matures, which could result in an event of default that could allow lenders to foreclose on the property in satisfaction of the debt, seek repayment of the full amount of the debt outstanding from us or pursue other remedies.
Each of our loans is secured by one or more of our properties. At March 31, 2015, interest rates on our notes payable ranged from 3.2% to 15%, with a weighted average interest rate of approximately 5.6%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough Tower, Frisco Square, Las Colinas Commons, and Northpoint Central investments require monthly payments of principal and interest. At March 31, 2015, our notes payable had maturity dates that ranged from January 2016 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $26.3 million on our condensed consolidated balance sheet as of March 31, 2015), operating cash flow from properties, new borrowings and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.
As of March 31, 2015, restricted cash on the condensed consolidated balance sheet of $8.4 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.
As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our property developments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.
Results of Operations
As of March 31, 2015 and 2014, we were invested in nine assets, seven of which were consolidated (four of those were wholly owned and three properties consolidated through investments in joint ventures). In addition, we were the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 20 properties at March 31, 2015 and 22 properties at March 31, 2014 that are accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, and Slovakia.
Three months ended March 31, 2015 as compared to three months ended March 31, 2014
The following table provides summary information about our results of operations for the three months ended March 31, 2015 and 2014 ($ in thousands):

	2015	2014	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$4,727	$4,965	$(238)	(4.8)%
Hotel revenue	7,298	7,453	(155)	(2.1)%
Total revenues	12,025	12,418	(393)	(3.2)%

Expenses
Property operating expenses	1,889	1,836	53	2.9%
Hotel operating expenses	6,324	6,215	109	1.8%
Bad debt expense (recovery)	132	(35)	167	477.1%
Interest expense	2,098	2,413	(315)	(13.1)%
Real estate taxes	598	937	(339)	(36.2)%
Property management fees	412	389	23	5.9%
Asset management fees	568	564	4	0.7%
General and administrative	1,041	1,265	(224)	(17.7)%
Depreciation and amortization	3,171	3,057	114	3.7%
Total expenses	$16,233	$16,641	$(408)	(2.5)%

Equity in losses of unconsolidated joint venture	$(92)	$(27)	$(65)	(240.7)%

Revenues.  Overall, our total revenues decreased by approximately $0.4 million to $12 million for the three months ended March 31, 2015.  The change in revenues was primarily due to:

•
Rental revenue decreased by $0.2 million in the first quarter of 2015 as compared to the same period of 2014. During the first quarter of 2015, we received $0.4 million for the successful appeal of 2013 and 2014 real estate taxes for our Northborough property. We reimbursed the funds to the tenant, which resulted in a decrease in rental revenue of $0.4 million. (The receipt of the $0.4 million resulted in a credit to real estate tax expense. See “Real Estate Taxes” below.) This was partially offset by a $0.2 million increase in rental revenue at Frisco Square.

•
Hotel revenue decreased $0.2 million to $7.3 million for the three months ended March 31, 2015. Hotel revenue for Chase Park Plaza Hotel decreased approximately $0.1 million while occupancy remained constant period-over-period. Hotel revenue for The Lodge & Spa at Cordillera decreased less than $0.1 million in the first quarter of 2015 as compared to the first quarter of 2014 due primarily to a 6% decrease in occupancy.

Property operating expenses.  Property operating expenses were approximately $1.9 million for the three months ended March 31, 2015 as compared to $1.8 million for the three months ended March 31, 2014 and were comprised of operating expenses from our consolidated properties.
Hotel operating expenses.  Hotel operating expenses were approximately $6.3 million and $6.2 million for the three months ended March 31, 2015 and 2014, respectively, for an increase of $0.1 million.
Bad debt expense (recovery).  Bad debt expense in the first quarter of 2015 was approximately $0.1 million compared to bad debt recovery of less than $0.1 million in the first quarter of 2014.
Interest expense.  Interest expense for the three months ended March 31, 2015 and 2014 was $2.1 million and $2.4 million, respectively. The decrease in interest expense was primarily due to a $0.1 million decrease in interest expense related to our Chase Park Plaza Hotel and Chase — The Private Residences debt (the “Chase Debt"). This decrease was primarily a result of a decrease in the interest rate on our new Chase Debt, which we refinanced in August 2014. The impact of the decrease in interest rate exceeded the impact of the increase in principal balance on the interest expense related to the Chase Debt. In addition, during the first quarter of 2015, we capitalized interest of $0.1 million related to construction of a 275-unit multifamily project at The Ablon at Frisco Square and construction of a public garage at Frisco Square. Construction on the development and the public garage began in September 2014.
Real Estate Taxes. Real estate taxes were approximately $0.6 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively, for a decrease of $0.3 million. During the first quarter of 2015, real estate tax expense decreased $0.4 million at Northborough due to the receipt of funds from taxing authorities for a successful appeal of the 2013 and 2014 real estate taxes. (We also recorded a charge of $0.4 million in rental revenue for the corresponding reimbursement of real estate taxes paid to the tenant.) This was partially offset by an increase of less than $0.1 million in real estate tax expense at the Lodge & Spa at Cordillera for the first quarter of 2015.
Property management fees.  Property management fees remained constant at $0.4 million for the three months ended March 31, 2015 and 2014.
Asset management fees.  Asset management fees remained constant at approximately $0.6 million for the three months ended March 31, 2015 and 2014.
General and administrative.  General and administrative expense was $1 million for the three months ended March 31, 2015, a decrease of approximately $0.2 million from the expense for the same period in 2014. The decrease was primarily due to a $0.4 million decrease in legal fees related to our Chase Park Plaza Hotel litigation. This decrease was partially offset by an increase in costs incurred for audit fees and investor relations.
Depreciation and amortization. Depreciation and amortization were comparable period-over-period at $3.2 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively.
Equity in losses of unconsolidated joint venture.  Equity in losses of unconsolidated joint venture was a loss of less than $0.1 million for the three months ended March 31, 2015 and 2014.
Cash Flow Analysis
During the three months ended March 31, 2015, net cash used in operating activities was $0.6 million compared to net cash used in operating activities of $2 million for the same period in 2014. The primary reason for the increase in cash flow from operating activities was the change in working capital, including the timing of receipts on accounts receivable and payments of accrued liabilities.

Net cash used in investing activities for the three months ended March 31, 2015 was $8.2 million compared to net cash used in investing activities of $1.4 million for the three months ended March 31, 2014. The difference is primarily a result of an increase in capital expenditures. We had capital expenditures totaling $8 million for the three months ended March 31, 2015 compared to $1.7 million for the same period in 2014. The increase was primarily due to our 275-unit multifamily development located in Frisco Square on which we commenced construction in September 2014.
Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was approximately $0.2 million.
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
Our calculation of FFO for the three months ended March 31, 2015 and 2014 is presented below (shares and $ in thousands, except per share amounts):

	Three Months Ended March 31,
Description	2015	Per Share	2014	Per Share
Net loss attributable to common shareholders	$(4,295)	$(0.07)	$(4,173)	$(0.07)
Adjustments for:
Real estate depreciation and amortization(1)	3,594	0.06	3,533	0.06
Gain on asset sales	(36)	—	—	—
Funds from operations (FFO)	$(737)	$(0.01)	$(640)	$(0.01)
GAAP weighted average shares:
Basic and diluted		56,500		56,500
 _________________________________

(1)
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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions in the first quarters of 2015 and 2014.
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
Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $153.2 million in notes payable, at March 31, 2015, $30.9 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.3 million.
Foreign Currency Exchange Risk
At March 31, 2015, we own an approximately 47% interest in a joint venture consisting of 20 properties in the Czech Republic, Poland, and Slovakia that holds $4.1 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Additionally, we hold $0.4 million in a Euro-denominated account in a United States financial institution.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of March 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control - New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the three months ended March 31, 2015.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
On May 8, 2015, the Company and the Advisor agreed to renew the Fourth Amended and Restated Advisory Agreement, which was slated to expire on May 15, 2015, for an additional one-month term.
Item 6. Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated:	May 12, 2015	By:	/s/ THOMAS P. KENNEDY
Thomas P. Kennedy
President
Principal Executive Officer

Dated:	May 12, 2015	By:	/s/ LISA ROSS
Lisa Ross
Chief Financial Officer
Principal Financial Officer

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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 12, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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