Form 10-Q
period 2015-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2015-08-11
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐ No ☒

As of July 31, 2015, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended June 30, 2015

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Real estate
Land and improvements, net	$67,686	$67,204
Buildings and improvements, net	146,399	147,801
Real estate under development	28,935	14,295
Total real estate	243,020	229,300
Condominium inventory	2,346	2,967
Cash and cash equivalents	23,099	35,015
Restricted cash	9,068	8,120
Accounts receivable, net	8,322	7,971
Prepaid expenses and other assets	1,959	1,659
Investments in unconsolidated joint ventures	13,979	15,948
Furniture, fixtures and equipment, net	1,996	2,474
Deferred financing fees, net	1,533	1,909
Lease intangibles, net	3,895	4,328
Other intangibles, net	4,504	4,801
Total assets	$313,721	$314,492
Liabilities and Equity
Notes payable	$157,002	$153,556
Accounts payable	3,046	1,927
Payables to related parties	989	1,122
Acquired below-market leases, net	921	1,084
Accrued and other liabilities	26,074	22,765
Total liabilities	188,032	180,454
Commitments and contingencies	—	—
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at June 30, 2015 and December 31, 2014	6	6
Additional paid-in capital	507,303	507,303
Accumulated distributions and net loss	(379,208)	(372,071)
Accumulated other comprehensive income (loss)	(3,606)	(1,817)
Total Behringer Harvard Opportunity REIT I, Inc. equity	124,495	133,421
Noncontrolling interest	1,194	617
Total equity	125,689	134,038
Total liabilities and equity	$313,721	$314,492

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$5,134	$5,125	$9,861	$10,090
Hotel revenue	9,947	9,884	17,245	17,337
Total revenues	15,081	15,009	27,106	27,427
Expenses
Property operating expenses	2,004	2,384	3,893	4,220
Hotel operating expenses	7,071	6,832	13,395	13,047
Bad debt expense (recovery)	(92)	(113)	40	(148)
Condominium inventory impairment	616	—	616	—
Interest expense	2,051	2,442	4,149	4,855
Real estate taxes	1,062	1,003	1,660	1,941
Property management fees	530	490	942	879
Asset management fees	579	564	1,147	1,128
General and administrative	1,023	1,707	2,064	2,970
Depreciation and amortization	3,064	3,308	6,235	6,365
Total expenses	17,908	18,617	34,141	35,257
Interest income	5	13	10	24
Other income (expense), net	10	760	(51)	759
Loss before gain on sale of real estate, income tax expense and equity in losses of unconsolidated joint ventures	(2,812)	(2,835)	(7,076)	(7,047)
Gain on sale of real estate	—	476	—	476
Income tax expense	(34)	(32)	(70)	(63)
Equity in losses of unconsolidated joint venture	(88)	(40)	(180)	(67)
Net loss	(2,934)	(2,431)	(7,326)	(6,701)
Net loss attributable to the noncontrolling interest	92	104	189	201
Net loss attributable to common shareholders	$(2,842)	$(2,327)	$(7,137)	$(6,500)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500	56,500
Basic and diluted loss per share	$(0.05)	$(0.04)	$(0.13)	$(0.12)
Comprehensive income (loss)
Net loss	$(2,934)	$(2,431)	$(7,326)	$(6,701)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	412	(181)	(1,789)	(204)
Reclassification of unrealized loss on interest rate derivatives to net loss	—	23	—	45
Total other comprehensive income (loss)	412	(158)	(1,789)	(159)
Comprehensive loss	(2,522)	(2,589)	(9,115)	(6,860)
Comprehensive loss attributable to the noncontrolling interest	92	105	189	201
Comprehensive loss attributable to common shareholders	$(2,430)	$(2,484)	$(8,926)	$(6,659)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	1,000	$—	56,500,472	$6	$505,167	$(348,541)	$366	$2,372	$159,370
Net loss	—	—	—	—	—	(6,500)	—	(201)	(6,701)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	37	37
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	—	—	—	(204)	—	(204)
Reclassification of unrealized loss on interest rate derivatives to net loss	—	—	—	—	—	—	43	2	45
Balance at June 30, 2014	1,000	$—	56,500,472	$6	$505,167	$(355,041)	$205	$2,210	$152,547

Balance at January 1, 2015	1,000	$—	56,500,472	$6	$507,303	$(372,071)	$(1,817)	$617	$134,038
Net loss	—	—	—	—	—	(7,137)	—	(189)	(7,326)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	766	766
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(1,789)	—	(1,789)
Balance at June 30, 2015	1,000	$—	56,500,472	$6	$507,303	$(379,208)	$(3,606)	$1,194	$125,689

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,326)	$(6,701)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,113	6,202
Amortization of deferred financing fees	333	392
Gain on sale of real estate	—	(476)
Condominium inventory impairment	616	—
Bad debt expense (recovery)	40	(148)
Equity in losses of unconsolidated joint ventures	180	67
Loss on derivatives	—	45
Change in operating assets and liabilities:
Accounts receivable	(392)	(982)
Condominium inventory	5	—
Prepaid expenses and other assets	(287)	352
Accounts payable	(27)	376
Accrued and other liabilities	2,134	—
Payables to related parties	(134)	20
Lease intangibles	(238)	(274)
Cash provided by (used in) operating activities	1,017	(1,127)
Cash flows from investing activities:
Proceeds from sale of real estate	—	1,743
Additions of property and equipment	(16,283)	(3,692)
Change in restricted cash	(948)	(1,543)
Cash used in investing activities	(17,231)	(3,492)
Cash flows from financing activities:
Proceeds from notes payable	4,154	965
Payments on notes payable	(622)	(631)
Contributions from noncontrolling interest holders	766	37
Cash provided by financing activities	4,298	371
Net change in cash and cash equivalents	(11,916)	(4,248)
Cash and cash equivalents at beginning of the year	35,015	36,796
Cash and cash equivalents at end of the period	$23,099	$32,548
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
We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of June 30, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 20 properties that is accounted for using the equity method.  Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or its subsidiaries.  Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust. We have entered our disposition phase and are currently considering liquidity options for our stockholders. Therefore, we are not actively seeking to purchase additional properties. We will seek stockholder approval prior to liquidating our entire portfolio. Our investment properties are located in Colorado, Missouri, Nevada, Texas, The Commonwealth of The Bahamas, the Czech Republic, Poland, and Slovakia.
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
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015 and 2014, and the condensed consolidated statements of equity and cash flows for the six months ended June 30, 2015 and 2014 have not been audited by our independent registered

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of June 30, 2015 and our condensed consolidated results of operations, equity, and cash flows for the periods ended June 30, 2015 and 2014.  Such adjustments are normal and recurring in nature.
As discussed in Note 6, Real Estate Investments, subheading Discontinued Operations and Real Estate Held for Sale, effective January 1, 2015, we adopted the Financial Accounting Standards Board (“FASB”) guidance that changes the criteria for reporting a discontinued operation. This adoption impacts the comparability of our financial statements as disposals of individual operating properties will generally no longer qualify as discontinued operations.

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
Real Estate
We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  In no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  As of June 30, 2015, the estimated remaining average useful lives for acquired lease intangibles range from less than 1 year to less than 8 years.
Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of June 30, 2015 is as follows (in thousands):

Year	Lease Intangibles
July 1, 2015 - December 31, 2015	$150
2016	300
2017	300
2018	127
2019	41

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

June 30, 2015	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$198,404	$69,554	$11,213	$(3,312)	$9,626
Less: depreciation and amortization	(52,005)	(1,868)	(7,318)	2,391	(5,122)
Net	$146,399	$67,686	$3,895	$(921)	$4,504

December 31, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$195,348	$68,915	$11,329	$(3,312)	$9,626
Less: depreciation and amortization	(47,547)	(1,711)	(7,001)	2,228	(4,825)
Net	$147,801	$67,204	$4,328	$(1,084)	$4,801

Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We had no properties classified as held for sale at June 30, 2015 and December 31, 2014.
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
Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $5.5 million and $5.9 million as of June 30, 2015 and December 31, 2014, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $3.1 million and $2.3 million as of June 30, 2015 and December 31, 2014, respectively.  The allowance for doubtful accounts was $0.3 million and $0.2 million as of June 30, 2015 and December 31, 2014, respectively.

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
We also evaluate our investment in our note receivable as of each reporting date. If we believe that it is probable we will not collect all principal and interest in accordance with the terms of the note, we consider the loan impaired. When evaluating a loan for potential impairment, we compare the carrying amount of the loan to the present value of future cash flows discounted at the loan's effective interest rate, or, if a loan is collateral dependent, to the estimated fair value of the related collateral net of any senior loans. For an impaired loan, a provision is made for loan losses to adjust the reserve for loan losses. The reserve for loan losses is a valuation allowance that reflects our current estimate of loan losses as of the balance sheet date. The reserve is adjusted through the provision for loan losses account on our condensed consolidated statements of operations.
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
We also evaluate our investment in an unconsolidated joint venture at each reporting date. If we believe there is an other than temporary decline in market value, we will record an impairment charge based on these evaluations. We assess potential impairment by comparing our portion of estimated future undiscounted operating cash flows expected to be generated by the joint venture over the life of the joint venture’s assets to the carrying amount of the joint venture. In the event that the carrying amount exceeds our portion of estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the joint venture to its estimated fair value.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

We believe the carrying value of our operating real estate assets, our properties under development, our investment in an unconsolidated joint venture, and note receivable is currently recoverable. However, if market conditions worsen beyond our current expectations, or if our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease or our expected hold periods decrease, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
Foreign Currency Translation
The functional currency for our international equity investment in Central Europe Joint Venture is the Euro. We use period-end exchange rates to translate balances of assets and liabilities while the statement of operations amounts are translated using the average exchange rate for the respective period. Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of other comprehensive income (loss) (“OCI”) as a separate component. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations and comprehensive income (loss).
When the Company ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. On July 28, 2008, we invested in Central Europe Joint Venture that owned 22 properties, which is our only foreign investment as of June 30, 2015. The joint venture sold one property in 2014 and one in the first quarter of 2015 and had 20 properties remaining as of June 30, 2015. We will recognize CTA upon the sale of all or substantially all of our investment in the Central Europe Joint Venture.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as impairment of long-lived assets, depreciation and amortization, allowance for doubtful accounts, and allowance for loan losses.  Actual results could differ from those estimates.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The updated guidance revised the definition of a discontinued operation by limiting discontinued operations reporting to disposals of components of an entity that represent a strategic shift, or change in the entity’s strategy, that has, or will have, a major effect on an entity’s operations and financial results. This guidance applies to a component of an entity or a group of components of an entity classified as held for sale or disposed of by sale or by means other than a sale, such as abandonment. Examples of a strategic shift could include a disposal of all assets in a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. In addition, ASU 2014-08 requires expanded disclosures for discontinued operations so users of the financial statements will be provided with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted ASU 2014-08 effective January 1, 2015. As a result of this adoption, the results of operations and gains on sales of real estate for disposals from January 1, 2015 forward which do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations. Any sales of real estate prior to January 1, 2015, which have been

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

reported in discontinued operations in prior reporting periods, will continue to be reported as discontinued operations. We believe future sales of our individual operating properties will no longer qualify as discontinued operations.
In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. This effective date is adjusted for a one-year deferral of the new revenue standard which was confirmed by FASB in the July 2015 meeting. In addition, early adoption will be permitted as of the original effective date in ASU 2014-09 which was annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. Either full retrospective adoption or modified retrospective adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
In July 2014, the FASB issued an update (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management's assessment of a company's ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for annual reporting periods ending after December 15, 2016, and all annual and interim periods thereafter. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements.
In January 2015, the FASB issued an update (“ASU 2015-01”) to ASC Topic 225, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. An entity is no longer required to (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings per share data applicable to an extraordinary item. ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in occurrence. ASU 2015-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015, with early adoption permitted. We would not expect the adoption of ASU 2015-01 to have a significant impact on our consolidated financial statements.
In February 2015, the FASB issued an update (“ASU No. 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The amendments in ASU 2015-02 are effective for public companies in interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this updated guidance. ASU 2015-03 is effective for public companies in interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance requires retrospective application. As of June 30, 2015, we have $1.5 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

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
As of June 30, 2015 and December 31, 2014, we had no derivatives.
Nonrecurring Fair Value Measurements
During the six months ended June 30, 2015, we recorded a $0.6 million non-cash impairment charge to reduce the carrying value of our one remaining condominium at Chase — The Private Residences to current market price. We based the fair value on the current list price less concessions and closing costs totaling $0.2 million for a fair value of $2.3 million at June 30, 2015.
Due to a change in the estimated hold period of our Northborough Tower office building ("Northborough"), we evaluated the asset for recoverability, and as a result, recorded a non-cash impairment of $9.4 million during the year ended December 31, 2014. This change was based on the commercial real estate market conditions in Houston, Texas, where our Northborough office building is located, which are not expected to recover within our estimated hold period.
The inputs used to calculate the fair value of Northborough included bona fide purchase offers, or the expected sales price of an executed sales agreement and market comparables. The market comparable estimate is considered Level 3 under the fair value hierarchy described above.
The following fair value hierarchy tables present information about our assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2015 and the year ended December 31, 2014 (in thousands):

As of June 30, 2015	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Condominium inventory (one remaining finished unit)	$—	$—	$2,346	$2,346	$(616)

As of December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value	Loss(1)
Assets
Buildings and improvements, net	$—	$—	$19,397	$19,397	$(9,371)
________________________________
(1) In the fourth quarter of 2014, we recorded an impairment of $9.4 million associated with our Northborough office building.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at June 30, 2015 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Condominium inventory (one remaining finished unit)(1)	$2,346	Market comparable	List price for unit; due to limited market comparables	$511 to $555 per square feet
______________________________
(1) In the second quarter of 2015, we recorded an impairment of $0.6 million associated with our one remaining condominium unit at Chase — The Private Residences. The book value of the unit at June 30, 2015 was $2.3 million.

Description	Fair Value at December 31, 2014 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$19,397	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	9.75% 8.75% 0% - 3.00% 0% - 3.00%
________________________________

(1)
Due to a change in the estimated hold period of our Northborough office building, we evaluated the asset for recoverability, and as a result, recorded a non-cash impairment of $9.4 million during the year ended December 31, 2014.

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2015 and the year ended December 31, 2014.

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
As of June 30, 2015 and December 31, 2014, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, payables/receivables from related parties, and distributions payable were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities, and the carrying value of notes receivable reasonably approximated fair value based on expected interest rates for notes to similar borrowers with similar terms and remaining maturities.
The notes payable totaling $157 million as of June 30, 2015 and $153.6 million as of December 31, 2014 have a fair value of approximately $157 million and $154.3 million, respectively. The fair values are based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
The fair value estimates presented herein are based on information available to our management as of June 30, 2015 and December 31, 2014. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Real Estate Investments
As of June 30, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheets.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 20 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of June 30, 2015:

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
We had no properties classified as held for sale at June 30, 2015 and December 31, 2014.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of June 30, 2015 and December 31, 2014 ($ in thousands):

	Ownership Interest	Carrying Value of Investment
Property Name		June 30, 2015	December 31, 2014
Central Europe Joint Venture	47.01%	$13,979	$15,948

Our investment in the unconsolidated joint venture as of June 30, 2015 and December 31, 2014 consisted of our proportionate share of the combined assets and liabilities of our investment property, shown at 100%, as follows (in thousands):

	June 30, 2015	December 31, 2014
Real estate assets, net	$78,551	$88,681
Cash and cash equivalents	4,684	3,872
Other assets	1,343	1,872
Total assets	$84,578	$94,425

Notes payable	$59,061	$65,373
Other liabilities	1,932	3,239
Total liabilities	60,993	68,612

Equity	23,585	25,813
Total liabilities and equity	$84,578	$94,425
Our equity in losses from our investment is our proportionate share of the combined losses of our unconsolidated joint venture for the three and six months ended June 30, 2015 and 2014, shown at 100%, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$2,201	$2,787	$4,444	$5,595

Operating expenses:
Operating expenses	520	592	1,029	1,246
Property taxes	64	85	132	168
Total operating expenses	584	677	1,161	1,414

Operating income	1,617	2,110	3,283	4,181

Non-operating expenses:
Depreciation and amortization	838	1,111	1,696	2,236
Interest and other, net	966	1,085	2,048	2,088
Gain on sale	—	—	(78)	—
Total non-operating expenses	1,804	2,196	3,666	4,324

Net loss	$(187)	$(86)	$(383)	$(143)

Equity in losses of unconsolidated joint ventures(1)	$(88)	$(40)	$(180)	$(67)
________________________________

(1)	Company’s share of net loss.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

On February 1, 2015, one of the Central Europe Joint Venture properties was sold for €0.7 million or $0.9 million. We recognized our portion of the net gain of less than €0.1 million (or less than $0.1 million) as equity in earnings of unconsolidated joint venture during the six months ended June 30, 2015. The net proceeds to the joint venture, after the repayment of debt and closing costs, were approximately €0.2 million. All U.S. dollars related to this sale are based on the exchange rate in effect on February 1, 2015.
On July 15, 2015, we sold another Central Europe Joint Venture property for €3.9 million or approximately $4.3 million, based on the exchange rate in effect on July 15, 2015. There are 19 properties remaining in the joint venture after this sale.
We will recognize CTA upon the sale of all or substantially all of the assets in our Central Europe Joint Venture, which is our only foreign investment. See Note 3, Summary of Significant Accounting Policies, Foreign Currency Translation.

7.                          Notes Payable
The following table sets forth our notes payable on our consolidated properties at June 30, 2015 and December 31, 2014 ($ in thousands):

	Notes Payable as of
Description	June 30, 2015	December 31, 2014	Interest Rate	Maturity Date
Northborough Tower	$18,795	$19,071	5.67%	1/11/2016
Royal Island	13,872	13,872	15.00%	10/10/2016
Northpoint Central	15,448	15,574	5.15%	5/9/2017
Las Colinas Commons	11,392	11,484	5.15%	5/9/2017
Chase Park Plaza Hotel and Chase — The Private Residences	62,500	62,500	4.95%	8/11/2017
BHFS II, LLC	6,915	6,962	30-day LIBOR + 3%(1)	2/1/2018
BHFS III, LLC	6,207	6,250	30-day LIBOR + 3%(1)	2/1/2018
BHFS IV, LLC	12,893	12,983	30-day LIBOR + 3%(1)	2/1/2018
BHFS Theatre, LLC	4,826	4,860	30-day LIBOR + 3%(1)	2/1/2018
The Ablon at Frisco Square	4,154	—	30-day LIBOR + 2.5%(1)	8/26/2017
	$157,002	$153,556
_________________________________

(1)	30-day LIBOR was 0.19% at June 30, 2015.
Our notes payable balance was $157 million at June 30, 2015, as compared to $153.6 million at December 31, 2014, and consisted of new financing and loan assumptions related to our consolidated property acquisitions.
Each of our notes payable is collateralized by one or more of our properties.  At June 30, 2015, our notes payable interest rates ranged from 2.7% to 15%, with a weighted average interest rate of approximately 5.5%.  Of our $157 million in notes payable at June 30, 2015, $35 million represented debt subject to variable interest rates.  At June 30, 2015, our notes payable had maturity dates that ranged from January 2016 to February 2018.  We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS Loans had an outstanding balance at June 30, 2015 of $30.7 million.
Ablon at Frisco Square Financing
On August 26, 2014, the Ablon Frisco Square Venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a 3-year term with two 12-month extensions available. Payments of interest-only are required during the initial 3-year term. Equity of $15.8 million must be contributed to the project before any draws under the loan. As of June 30, 2015, the partners have funded $15.8 million of equity (which includes land) towards the construction. We have drawn $4.2 million under the construction loan as of June 30, 2015. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes our aggregate contractual obligations for principal payments as of June 30, 2015 (in thousands):

Principal Payments Due:	Amount
July 1, 2015 - December 31, 2015	$1,506
2016	35,871
2017	85,913
2018	29,456
2019	4,154
Total contractual obligations	156,900
Unamortized premium	102
Total	$157,002

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
We had no derivative instruments as of June 30, 2015 and December 31, 2014.  During the six months ended June 30, 2014, we recorded a reclassification of unrealized loss of less than $0.1 million to interest expense to adjust the carrying amount of the interest rate caps qualifying as non-hedges at June 30, 2014.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014 (in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss (1)
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Interest rate	$23	$45
_________________________________
(1)  Amounts related to interest rate derivative contracts are included in interest expense.
There was no gain or loss recorded for the three or six months ended June 30, 2015.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Commitments and Contingencies
Frisco Square
In connection with our investment in the Frisco Square property, we are responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation will be reduced by 0.5% and will be terminated at $225 million of real property values.  The total outstanding Bond Obligation at June 30, 2015 and December 31, 2014 was $4.7 million and $5.1 million, respectively.
Although, as described above, we are ultimately responsible for half of the bond debt service, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  The annual bond debt service assessed by the POA is approximately $0.4 million. For the year ended December 31, 2015, we estimate our annual pro rata share of the expense at approximately $0.1 million. For the six months ended June 30, 2015, we expensed less than $0.1 million related to bond debt service, which is included in the accompanying condensed consolidated statements of operations and other comprehensive loss.
We are also obligated to construct a minimum of two parking garages with 720 spaces by February 1, 2018 (the “Parking Obligation”). The City of Frisco has secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by our indirect, wholly owned Frisco Square subsidiaries. In the event we sell all or a part of the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account for the benefit of the City of Frisco to secure the Parking Obligations until the amount in the escrow account is $7 million. Currently, the escrow account balance for the Parking Obligation is $1.4 million. The book value of the vacant land is approximately $22.4 million. On February 4, 2014, the City of Frisco amended the Parking Obligation with respect to its lien on the vacant land. Under the amended Parking Obligation, if we contribute land for the development of a garage (the “Gearbox Garage”) and build two additional garages that provide at least 108 parking spaces in total that are open and free to the public at all times, the City of Frisco will not require any further escrow of proceeds from the sale of the Frisco Square land and will release its lien on the Frisco Square land. On June 13, 2014, we sold 1.62 acres of land to an unrelated third party for a building and parking garage development (the “Gearbox” development) and escrowed $0.6 million of the proceeds from the sale. Concurrently, we contributed 1.66 acres of land for the development of the Gearbox Garage. We agreed to contribute approximately $1.7 million to build 152 additional spaces in the Gearbox Garage. The funds for the 152 spaces and related infrastructure costs were placed in an escrow account in December 2014 and are drawn as construction on the garage is completed. As of June 30, 2015, we have $0.5 million in the escrow account for the Gearbox Garage.
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
Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf.  Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter.  We entered into the Third Amended and Restated Advisory Management Agreement (the “Advisory Agreement”) effective May 15, 2013 for a term of one year. When the Advisory Agreement expired on May 15, 2014, we renewed it on the same terms for an additional one-year term with an expiration date of May 15, 2015. We then renewed the Advisory Agreement for additional one-month terms on both May 8, 2015 and June 15, 2015 which extended the Advisory Agreement to July 15, 2015. On July 8, 2015, we entered into the First Amendment to Third Amended and Restated

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Advisory Management Agreement (the “Amendment”) with the Advisor that renewed the Advisory Agreement for a ten-month term with an expiration date of May 15, 2016. The Amendment amended the Advisory Agreement to (i) limit certain cost reimbursements to the Advisor for administrative services, to be effective January 1, 2015; and (ii) document a waiver of $200,000 of acquisition fees related to the construction of our The Ablon at Frisco Square multifamily development. In all other material respects, the terms of the Advisory Agreement remain unchanged.
During the six months ended June 30, 2015 and 2014, Behringer Harvard Opportunity Advisors I received an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Alexan Black Mountain and Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  For the three months ended June 30, 2015 and 2014, we incurred approximately $0.6 million of asset management fees. For the six months ended June 30, 2015 and 2014, we incurred $1.1 million of asset management fees.
Behringer Harvard Opportunity Advisors I, or its affiliates, receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the three and six months ended June 30, 2015 and 2014, we incurred no acquisition and advisory fees.
Under the Advisory Agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the Advisory Agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the three and six months ended June 30, 2015 and 2014.
We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of:  (1) 2% of our average invested assets or (2) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers.  For the three months ended June 30, 2015 and 2014, we incurred costs for administrative services of $0.4 million. For the six months ended June 30, 2015 and 2014, we incurred costs for administrative services of $0.6 million and $0.8 million, respectively.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and maintenance supervision of our properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  We will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  If we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred property management fees or oversight fees of approximately $0.3 million and $0.2 million during the three months ended June 30, 2015 and 2014, respectively. We incurred property management fees or oversight fees of $0.5 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively.
At June 30, 2015 and December 31, 2014, we had a payable to our Advisor and its affiliates of $1 million and $1.1 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.

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

11. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Six months ended June 30,
Description	2015	2014
Supplemental disclosure:
Interest paid, net of amounts capitalized	$2,542	$3,573
Income taxes paid, net of refunds	140	150
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	2,479	1,860
Capital expenditures for real estate under development in accounts payable and accrued liabilities	3,140	29
Transfer from real estate under development to building and improvements	(2,611)	—
Amortization of deferred financing fees in properties under development	44	—

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
As of June 30, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our condensed consolidated financial statements.  We are the mezzanine lender for one multifamily property.  In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 20 properties that is accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, and Slovakia.
Liquidity and Capital Resources
Liquidity Demands
Our primary objectives are to focus on the disposition of the properties remaining in our portfolio, while continuing to preserve capital, and sustain and enhance property values. Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity to fund our remaining development activities, capital needs at certain properties and the Company's operations. Our cash balance at June 30, 2015 is $23.1 million.
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
We continually evaluate our liquidity and ability to fund future operations and debt obligations.  Our nonrecourse debt secured by Northborough with a balance of $18.8 million at June 30, 2015, matures on January 11, 2016. In January 2015, we became aware that the sole tenant in Northborough may vacate the building during 2015. We expect the tenant to continue to make the lease payments under the terms of its lease through lease expiration in April 2018 and we are working with the tenant to obtain a sub-lessor. Under the terms of our debt, if the building is vacant, the excess cash flow from the rental payments, after payment of operating expenses and debt service, may be swept to the lender to pay down the debt. We are currently marketing the asset for sale; however, there are no assurances that we can sell the asset prior to the debt maturity or that we can sell the asset for an amount greater than the debt balance. If we are unable to sell Northborough prior to the debt maturity we would have to consider all available alternatives, including transferring legal possession of the property to the lender.
In addition to our debt obligations, we consider lease expirations at our consolidated office properties and other factors in evaluating our liquidity. Operating leases for our office buildings representing 6% of our annualized base rent and 8% of our rentable square footage (effective annual rent per square foot of $18.68) will expire by the end of 2015.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to those regions or industries may result in defaults by a number of tenants within a short time period.  Any defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  In particular, two of our office buildings are located in the Greenspoint submarket in Houston, Texas. Demand for commercial properties in this submarket is weak due to several large blocks of space becoming available in the next 24 to 48 months as large scale users have announced their intention to vacate the submarket. With the uncertainty created from these relocations as well as the current volatility within the energy sector, and the limited number of office building transactions, it is difficult to underwrite commercial assets in this submarket. For the six months ended June 30, 2015, 31% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our office buildings which are all located in Texas. Chase Park Plaza Hotel, which is located in Missouri, accounted for 58% of our total revenues for the six months ended June 30, 2015.
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
Debt Financings
One of our principal short-term and long-term liquidity requirements is the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2015. Interest payments on variable rate debt are based on rates in effect as of June 30, 2015. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)
	July 1, 2015 - December 31, 2015	2016	2017	2018	2019	Total
Principal payments - fixed rate debt	$1,243	$35,324	$85,338	$—	$—	$121,905
Interest payments - fixed rate debt	3,862	6,270	2,516	—	—	12,648
Principal payments - variable rate debt	263	547	575	29,456	4,154	34,995
Interest payments - variable rate debt	550	1,084	1,075	275	56	3,040
Total	$5,918	$43,225	$89,504	$29,731	$4,210	$172,588
________________________________
(1)       Does not include approximately $0.1 million of unamortized premium related to debt we assumed on our acquisition of Northborough.
Our nonrecourse debt secured by Northborough matures on January 11, 2016. At June 30, 2015, the outstanding balance of the debt was $18.8 million. See additional information regarding this loan above under Liquidity Demands.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  As of June 30, 2015, we believe we were in compliance with the debt covenants under our loan agreements.
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
Each of our loans is secured by one or more of our properties. At June 30, 2015, interest rates on our notes payable ranged from 2.7% to 15%, with a weighted average interest rate of approximately 5.5%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough, Frisco Square, Las Colinas

Commons, and Northpoint Central investments require monthly payments of principal and interest. At June 30, 2015, our notes payable had maturity dates that ranged from January 2016 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $23.1 million on our condensed consolidated balance sheet as of June 30, 2015), operating cash flow from properties, new borrowings and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.
As of June 30, 2015, restricted cash on the condensed consolidated balance sheet of $9.1 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.
As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our property developments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.
Results of Operations
As of June 30, 2015 and 2014, we were invested in nine assets, seven of which were consolidated (four of those were wholly owned and three properties consolidated through investments in joint ventures). In addition, we were the mezzanine lender for one multifamily property. We also have an unconsolidated ownership interest in a joint venture consisting of 20 properties at June 30, 2015 and 22 properties at June 30, 2014 that are accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, and Slovakia.
Three months ended June 30, 2015 as compared to three months ended June 30, 2014
The following table provides summary information about our results of operations for the three months ended June 30, 2015 and 2014 ($ in thousands):

	2015	2014	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$5,134	$5,125	$9	0.2%
Hotel revenue	9,947	9,884	63	0.6%
Total revenues	15,081	15,009	72	0.5%

Expenses
Property operating expenses	2,004	2,384	(380)	(15.9)%
Hotel operating expenses	7,071	6,832	239	3.5%
Bad debt recovery	(92)	(113)	21	18.6%
Condominium inventory impairment	616	—	616	100.0%
Interest expense	2,051	2,442	(391)	(16.0)%
Real estate taxes	1,062	1,003	59	5.9%
Property management fees	530	490	40	8.2%
Asset management fees	579	564	15	2.7%
General and administrative	1,023	1,707	(684)	(40.1)%
Depreciation and amortization	3,064	3,308	(244)	(7.4)%
Total expenses	$17,908	$18,617	$(709)	(3.8)%

Other income, net	$10	$760	$(750)	(98.7)%
Equity in losses of unconsolidated joint venture	$(88)	$(40)	$(48)	(120.0)%
Gain on sale of real estate	$—	$476	$(476)	(100.0)%

Revenues.  Overall, our total revenues increased by less than $0.1 million to $15.1 million for the three months ended June 30, 2015.  The change in revenues was primarily due to:

•	Rental revenue remained constant at $5.1 million in the second quarters of 2015 and 2014.

•
Hotel revenue remained constant at approximately $9.9 million for the three months ended June 30, 2015 and 2014, with an increase of less than $0.1 million. Hotel revenue for Chase Park Plaza Hotel increased approximately $0.2 with occupancy remaining constant period-over-period. Hotel revenue for The Lodge & Spa at Cordillera decreased approximately $0.2 million in the second quarter of 2015 as compared to the second quarter of 2014 due primarily to an 11% decrease in occupancy.

Property operating expenses.  Property operating expenses were approximately $2 million for the three months ended June 30, 2015 as compared to $2.4 million for the three months ended June 30, 2014 and were comprised of operating expenses from our consolidated properties.
Hotel operating expenses.  Hotel operating expenses were approximately $7 million and $6.8 million for the three months ended June 30, 2015 and 2014, respectively, for an increase of approximately $0.2 million. Operating expenses at our Chase Park Plaza Hotel increased $0.2 million and hotel operating expenses at The Lodge & Spa at Cordillera remained constant at $1.1 million for the three months ended June 30, 2015 and 2014.
Bad debt recovery.  We had bad debt recoveries of approximately $0.1 million in the second quarters of 2015 and 2014.
Condominium Inventory Impairment. In the second quarter of 2015, we recorded an impairment of $0.6 million associated with our one remaining condominium unit at Chase — The Private Residences. This impairment was based on current market information and our decision to dispose of the asset in the nearer term. We did not record any impairments in the second quarter of 2014.
Interest expense.  Interest expense for the three months ended June 30, 2015 and 2014 was approximately $2 million and $2.4 million, respectively. The decrease of $0.4 million was primarily due to a $0.2 million decrease in interest expense related to our Chase Park Plaza Hotel and Chase — The Private Residences debt (the “Chase Debt"). This decrease was primarily a result of a decrease in the interest rate on our new Chase Debt, which we refinanced in August 2014. The impact of the decrease in interest rate exceeded the impact of the increase in principal balance on the interest expense related to the Chase Debt. In addition, during the second quarter of 2015, we capitalized interest of $0.2 million related to construction of a 275-unit multifamily project at The Ablon at Frisco Square and construction of a public garage at Frisco Square. Construction on the development and the public garage began in September 2014.
Real Estate Taxes. Real estate taxes were comparable period-over-period at $1.1 million and $1 million for the three months ended June 30, 2015 and 2014, respectively.
Property management fees.  Property management fees remained constant at $0.5 million for the three months ended June 30, 2015 and 2014.
Asset management fees.  Asset management fees remained constant at approximately $0.6 million for the three months ended June 30, 2015 and 2014.
General and administrative.  General and administrative expense was $1 million for the three months ended June 30, 2015, a decrease of approximately $0.7 million from the expense for the same period in 2014. The decrease was primarily due to a $0.4 million decrease in legal fees, of which $0.3 million was related to legal fees for strategic matters incurred at the fund level.
Depreciation and amortization. Depreciation and amortization were comparable period-over-period at $3.1 million and $3.3 million for the three months ended June 30, 2015 and 2014, respectively.
Equity in losses of unconsolidated joint venture.  Equity in losses of unconsolidated joint venture was a loss of less than $0.1 million for the three months ended June 30, 2015 and 2014.
Gain on sale of real estate. On June 13, 2014, we sold 1.62 acres of land at our Frisco Square development to an unrelated third party for approximately $1.8 million. We recorded a $0.5 million gain on sale of real estate. We had no sales in the three months ended June 30, 2015.

Six months ended June 30, 2015 as compared to six months ended June 30, 2014
The following table provides summary information about our results of operations for the six months ended June 30, 2015 and 2014 ($ in thousands):

	2015	2014	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$9,861	$10,090	$(229)	(2.3)%
Hotel revenue	17,245	17,337	(92)	(0.5)%
Total revenues	27,106	27,427	(321)	(1.2)%

Expenses
Property operating expenses	3,893	4,220	(327)	(7.7)%
Hotel operating expenses	13,395	13,047	348	2.7%
Bad debt expense (recovery)	40	(148)	188	(127.0)%
Condominium inventory impairment	616	—
Interest expense	4,149	4,855	(706)	(14.5)%
Real estate taxes	1,660	1,941	(281)	(14.5)%
Property management fees	942	879	63	7.2%
Asset management fees	1,147	1,128	19	1.7%
General and administrative	2,064	2,970	(906)	(30.5)%
Depreciation and amortization	6,235	6,365	(130)	(2.0)%
Total expenses	34,141	35,257	(1,732)	(4.9)%

Other Income, net	$(51)	$759	$(810)	(106.7)%
Equity in earnings (losses) of unconsolidated joint ventures	$(180)	$(67)	$(113)	168.7%
Gain on sale of real estate	$—	$476	$(476)	(100.0)%
Continuing Operations
Revenues.  Overall, our total revenues decreased by approximately $0.3 million to $27.1 million for the six months ended June 30, 2015.  The change in revenues was primarily due to:

•
Rental revenue decreased $0.2 million for the six months ended June 30, 2015 as compared to the same period of 2014. During the first six months of 2015, we received $0.4 million for the successful appeal of 2013 and 2014 real estate taxes for our Northborough property. We reimbursed the funds to the tenant, which resulted in a decrease in rental revenue of $0.4 million. (The receipt of the $0.4 million resulted in a credit to real estate tax expense. See “Real Estate Taxes” below.) In addition, rental revenue at Northpoint decreased $0.1 million. These decreases in rental revenue were partially offset by a $0.4 million increase in rental revenue at Frisco Square during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

•
Hotel revenue decreased $0.1 million to $17.2 million for the six months ended June 30, 2015. Hotel revenue for Chase Park Plaza Hotel increased approximately $0.1 million with occupancy remaining constant period-over-period. Hotel revenue at The Lodge & Spa at Cordillera decreased $0.2 million in the six months ended June 30, 2015 as compared to the same period of 2014 due primarily to an 11% decrease in occupancy.

Property operating expenses.  Property operating expenses were approximately $3.9 million for the six months ended June 30, 2015 as compared to $4.2 million for the six months ended June 30, 2014, a decrease of approximately $0.3 million, and were comprised of operating expenses from our consolidated properties.

Hotel operating expenses.  Hotel operating expenses were approximately $13.4 million for the six months ended June 30, 2015 compared to approximately $13.1 million for the six months ended June 30, 2014, for an increase of $0.3 million. Hotel operating expenses at our Chase Park Plaza Hotel increased $0.4 million and hotel operating expenses at The Lodge & Spa at Cordillera decreased by less than $0.1 million period-over-period.
Bad debt expense (recovery).  Bad debt expense (recovery) for the six months ended June 30, 2015 was an expense of less than $0.1 million compared to a recovery of approximately $0.1 million for the same period of 2014.
Condominium Inventory Impairment. During the six months ended June 30, 2015, we recorded an impairment of $0.6 million associated with our one remaining condominium unit at Chase — The Private Residences. This impairment was based on current market information and our decision to dispose of the asset in the nearer term. We did not record any impairments during the six months ended June 30, 2014.
Interest expense.  Interest expense was approximately $4.1 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively. The decrease of $0.7 million was due partially to a $0.3 million decrease in interest expense related to the Chase Debt. We refinanced our Chase Debt in August 2014 with a lower interest rate and an increase in the principal balance. The impact of the decrease in interest rate exceeded the impact of the increase in principal balance on the interest expense related to the Chase Debt. In addition, during the second quarter of 2015, we capitalized interest of $0.3 million related to construction of a 275-unit multifamily project at The Ablon at Frisco Square and construction of a public garage at Frisco Square. Construction on the development and the public garage began in September 2014. Interest expense related to Frisco Square, Las Colinas Commons, Northborough and Northpoint had nominal decreases in interest expense due to principal paydowns.
Real Estate Taxes. Real estate taxes were approximately $1.6 million and $1.9 million for the six months ended June 30, 2015 and 2014, respectively, for a decrease of approximately $0.3 million. During the six months ended June 30, 2015, real estate tax expense decreased $0.4 million at Northborough due to the receipt of funds from taxing authorities for a successful appeal of the 2013 and 2014 real estate taxes. (We also recorded a charge of $0.4 million in rental revenue for the corresponding reimbursement of real estate taxes paid to the tenant.)
Property management fees.  Property management fees remained constant at $0.9 million for the six months ended June 30, 2015 and 2014.
Asset management fees.  Asset management fees remained constant at $1.1 million for the six months ended June 30, 2015 and 2014.
General and administrative.  General and administrative expense was $2.1 million for the six months ended June 30, 2015, a decrease of $0.9 million compared to the expense for the same period in 2014. The decrease was primarily due to decreases in legal expense of $0.4 million and $0.3 million related to our Chase Park Plaza Hotel litigation and fund level strategic matters, respectively.
Depreciation and amortization. Depreciation and amortization were comparable period-over-period at approximately $6.2 million and $6.4 million for the six months ended June 30, 2015 and 2014, respectively.
Other income, net. Other income was a charge of less than $0.1 million for the six months ended June 30, 2015 compared to income of $0.8 million for the six months ended June 30, 2014. In May 2014, a lot option agreement at Royal Island expired. We recognized $0.8 million in other income related to the expiration of the lot option.
Equity in losses of unconsolidated joint ventures.  Equity in losses of unconsolidated joint ventures was a loss of $0.2 million for the six months ended June 30, 2015 compared to a loss of less than $0.1 million for the six months ended June 30, 2014.
Gain on sale of real estate. On June 13, 2014, we sold 1.62 acres of land at our Frisco Square development to an unrelated third party for approximately $1.8 million. We recorded a $0.5 million gain on sale of real estate. We had no sales in the six months ended June 30, 2015.
Cash Flow Analysis
During the six months ended June 30, 2015, net cash provided by operating activities was $1 million compared to net cash used in operating activities of $1.1 million for the same period in 2014. The primary reason for the increase in cash flow from operating activities was the change in working capital, including the timing of receipts on accounts receivable and payments of accrued liabilities.

Net cash used in investing activities for the six months ended June 30, 2015 was $17.2 million compared to net cash used in investing activities of $3.5 million for the six months ended June 30, 2014. The difference is primarily a result of an increase in capital expenditures. We had capital expenditures totaling $16.3 million for the six months ended June 30, 2015 compared to $3.7 million for the same period in 2014. The increase was primarily due to our 275-unit multifamily development located in Frisco Square on which we commenced construction in September 2014.
Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was approximately $4.3 million and $0.4 million, respectively. During the six months ended June 30, 2015, we drew approximately $4.2 million under the Ablon Frisco Square Venture construction loan.
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

Our calculation of FFO for the three and six months ended June 30, 2015 and 2014 is presented below (shares and $ in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2015	Per Share	2014	Per Share	2015	Per Share	2014	Per Share
Net loss attributable to common shareholders	$(2,842)	$(0.05)	$(2,327)	$(0.04)	$(7,137)	$(0.13)	$(6,500)	$(0.12)
Adjustments for:
Impairment charge(1)	616	0.01	—	—	616	0.01	—	—
Real estate depreciation and amortization(2)	3,475	0.06	3,805	0.07	7,069	0.13	7,338	0.13
Gain on asset sales	—	—	(476)	(0.01)	(36)	—	(476)	(0.01)
Funds from operations (FFO) attributable to common shareholders	$1,249	$0.02	$1,002	$0.02	$512	$0.01	$362	$—
GAAP weighted average shares:
Basic and diluted		56,500		56,500		56,500		56,500
 _________________________________

(1)
Includes impairment of our investments which resulted from a measurable decrease in the fair value of the depreciable real estate held by the joint venture or partnership. We recorded a $0.6 million impairment for our one remaining condominium unit at Chase — The Private Residences.

(2)
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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions during the six months ended June 30, 2015 and 2014.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $157 million in notes payable, at June 30, 2015, $35 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.3 million.
Foreign Currency Exchange Risk
At June 30, 2015, we own an approximate 47% interest in a joint venture consisting of 20 properties in the Czech Republic, Poland, and Slovakia that holds $4.7 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Additionally, we hold $0.4 million in a Euro-denominated account in a United States financial institution.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of June 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control - New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the six months ended June 30, 2015.
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

Behringer Harvard Opportunity REIT I, Inc.

Dated:	August 11, 2015	By:	/s/ LISA ROSS
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

10.1*
First Amendment to Third Amended and Restated Advisory Management Agreement by and between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity Advisors I, LLC, dated July 8, 2015, effective as of January 1, 2015

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certification

32.2*(1)	Section 1350 Certification

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 11, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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