Form 10-Q
period 2015-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2015-11-13
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☐ No ☒

As of October 31, 2015, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended September 30, 2015

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Real estate
Land and improvements, net	$61,258	$67,204
Buildings and improvements, net	138,288	147,801
Real estate under development	38,172	14,295
Total real estate	237,718	229,300
Condominium inventory	2,346	2,967
Cash and cash equivalents	24,205	35,015
Restricted cash	9,538	8,120
Accounts receivable, net	7,594	7,971
Prepaid expenses and other assets	1,540	1,659
Investments in unconsolidated joint ventures	12,320	15,948
Furniture, fixtures and equipment, net	2,211	2,474
Deferred financing fees, net	1,344	1,909
Lease intangibles, net	3,125	4,328
Other intangibles, net	4,354	4,801
Total assets	$306,295	$314,492
Liabilities and Equity
Notes payable	$164,520	$153,556
Accounts payable	3,809	1,927
Payables to related parties	722	1,122
Acquired below-market leases, net	840	1,084
Accrued and other liabilities	27,417	22,765
Total liabilities	197,308	180,454
Commitments and contingencies	—	—
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at September 30, 2015 and December 31, 2014	6	6
Additional paid-in capital	507,303	507,303
Accumulated distributions and net loss	(395,671)	(372,071)
Accumulated other comprehensive income (loss)	(3,760)	(1,817)
Total Behringer Harvard Opportunity REIT I, Inc. equity	107,878	133,421
Noncontrolling interest	1,109	617
Total equity	108,987	134,038
Total liabilities and equity	$306,295	$314,492

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$5,146	$5,044	$15,007	$15,134
Hotel revenue	9,717	9,794	26,962	27,131
Total revenues	14,863	14,838	41,969	42,265
Expenses
Property operating expenses	1,903	1,831	5,796	6,051
Hotel operating expenses	7,426	6,941	20,821	19,988
Bad debt expense (recovery)	(32)	62	8	(87)
Condominium inventory impairment	—	—	616	—
Interest expense	2,061	2,929	6,210	7,784
Real estate taxes	772	1,076	2,432	3,017
Impairment charges	11,540	—	11,540	—
Property management fees	514	498	1,456	1,377
Asset management fees	590	564	1,737	1,692
General and administrative	1,311	1,293	3,375	4,264
Depreciation and amortization	4,359	3,092	10,594	9,457
Total expenses	30,444	18,286	64,585	53,543
Interest income	4	9	14	34
Loss on early extinguishment of debt	—	(246)	—	(246)
Other income, net	51	—	—	759
Loss before gain on sale of real estate, income tax expense and equity in earnings (losses) of unconsolidated joint ventures	(15,526)	(3,685)	(22,602)	(10,731)
Gain on sale of real estate	—	—	—	476
Income tax expense	(36)	(34)	(106)	(98)
Equity in earnings (losses) of unconsolidated joint venture	(985)	173	(1,165)	105
Net loss	(16,547)	(3,546)	(23,873)	(10,248)
Net loss attributable to the noncontrolling interest	84	104	273	305
Net loss attributable to common shareholders	$(16,463)	$(3,442)	$(23,600)	$(9,943)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500	56,500
Basic and diluted loss per share	$(0.29)	$(0.06)	$(0.42)	$(0.18)
Comprehensive income (loss)
Net loss	$(16,547)	$(3,546)	$(23,873)	$(10,248)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(154)	(1,614)	(1,943)	(1,818)
Reclassification of unrealized loss on interest rate derivatives to net loss	—	41	—	86
Total other comprehensive income (loss)	(154)	(1,573)	(1,943)	(1,732)
Comprehensive loss	(16,701)	(5,119)	(25,816)	(11,980)
Comprehensive loss attributable to the noncontrolling interest	84	104	273	305
Comprehensive loss attributable to common shareholders	$(16,617)	$(5,015)	$(25,543)	$(11,675)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	1,000	$—	56,500,472	$6	$505,167	$(348,541)	$366	$2,372	$159,370
Net loss	—	—	—	—	—	(9,943)	—	(305)	(10,248)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	378	378
Transfer of noncontrolling interest	—	—	—	—	2,136	—	—	(2,136)	—
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	—	—	—	(1,818)	—	(1,818)
Reclassification of unrealized loss on interest rate derivatives to net loss	—	—	—	—	—	—	82	4	86
Balance at September 30, 2014	1,000	$—	56,500,472	$6	$507,303	$(358,484)	$(1,370)	$313	$147,768

Balance at January 1, 2015	1,000	$—	56,500,472	$6	$507,303	$(372,071)	$(1,817)	$617	$134,038
Net loss	—	—	—	—	—	(23,600)	—	(273)	(23,873)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	765	765
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(1,943)	—	(1,943)
Balance at September 30, 2015	1,000	$—	56,500,472	$6	$507,303	$(395,671)	$(3,760)	$1,109	$108,987

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(23,873)	$(10,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,416	9,213
Amortization of deferred financing fees	499	1,095
Loss on early extinguishment of debt	—	246
Gain on sale of real estate	—	(476)
Impairment charge	12,156	—
Bad debt expense (recovery)	8	(87)
Equity in (earnings) losses of unconsolidated joint ventures	1,165	(105)
Loss on derivatives	—	86
Change in operating assets and liabilities:
Accounts receivable	368	(744)
Condominium inventory	5	—
Prepaid expenses and other assets	131	431
Accounts payable	3	327
Accrued and other liabilities	3,689	1,162
Payables to related parties	(400)	66
Lease intangibles	(307)	(433)
Cash provided by operating activities	3,860	533
Cash flows from investing activities:
Proceeds from sale of real estate	—	1,743
Additions of property and equipment	(25,631)	(6,711)
Change in restricted cash	(1,418)	(2,703)
Distributions from unconsolidated joint venture	520	452
Cash used in investing activities	(26,529)	(7,219)
Cash flows from financing activities:
Financing costs	—	(1,450)
Borrowing costs paid on extinguishment of debt	—	(590)
Proceeds from notes payable	12,048	63,465
Payments on notes payable	(954)	(47,457)
Contributions from noncontrolling interest holders	765	378
Cash provided by financing activities	11,859	14,346
Net change in cash and cash equivalents	(10,810)	7,660
Cash and cash equivalents at beginning of the year	35,015	36,796
Cash and cash equivalents at end of the period	$24,205	$44,456
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
We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of September 30, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 19 properties that is accounted for using the equity method.
In September 2007, we made mezzanine loans to the owner and developer of Alexan Black Mountain Apartments, a multifamily community located in Henderson, Nevada, and obtained an option to purchase the property after completion of construction. On August 18, 2015, we entered into a letter agreement with the owner pursuant to which we consented to the sale of Alexan Black Mountain Apartments to a third party for an amount less than the senior mortgage loan on the property and released our option rights in exchange for a payment of less than $0.1 million. The sale of the property closed on August 19, 2015. Our mezzanine loan, which was fully reserved, was retired and the proceeds were recorded as other income.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (“Behringer Harvard OP I”), or its subsidiaries.  Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in Behringer Harvard OP I as its sole general partner.  The remaining interest of Behringer Harvard OP I is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust. We have entered our disposition phase and are currently considering liquidity options for our stockholders. Therefore, we are not actively seeking to purchase additional properties. We will seek stockholder approval prior to liquidating our entire portfolio. Our investment properties are located in Colorado, Missouri, Texas, The Commonwealth of The Bahamas, the Czech Republic, Poland, and Slovakia.
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
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014, and the condensed consolidated statements of equity and cash flows for the nine months ended September 30, 2015 and 2014 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of September 30, 2015 and our condensed consolidated results of operations, equity, and cash flows for the periods ended September 30, 2015 and 2014.  Such adjustments are normal and recurring in nature.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate
We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  In no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  As of September 30, 2015, the estimated remaining average useful lives for acquired lease intangibles range from less than 1 year to less than 7 years.
Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years as of September 30, 2015 is as follows (in thousands):

Year	Lease Intangibles
October 1, 2015 - December 31, 2015	$24
2016	96
2017	96
2018	59
2019	41
We recorded accelerated amortization of $0.5 million for lease intangibles of our Northborough Tower office building during the third quarter of 2015. The sole tenant of Northborough Tower vacated the office building in the third quarter of 2015.
Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

September 30, 2015	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$183,252	$63,205	$8,875	$(3,312)	$9,626
Less: depreciation and amortization	(44,964)	(1,947)	(5,750)	2,472	(5,272)
Net	$138,288	$61,258	$3,125	$(840)	$4,354

December 31, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$195,348	$68,915	$11,329	$(3,312)	$9,626
Less: depreciation and amortization	(47,547)	(1,711)	(7,001)	2,228	(4,825)
Net	$147,801	$67,204	$4,328	$(1,084)	$4,801

Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property.  Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.  We had no properties classified as held for sale at September 30, 2015 and December 31, 2014.

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
Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $5.2 million and $5.9 million as of September 30, 2015 and December 31, 2014, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.6 million and $2.3 million as of September 30, 2015 and December 31, 2014, respectively.  The allowance for doubtful accounts was $0.2 million as of September 30, 2015 and December 31, 2014.
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
During the nine months ended September 30, 2015, we recorded $12.2 million of non-cash impairment charges as a result of measurable decreases in the fair value of four of our investments. We recorded a $0.6 million impairment for our one remaining condominium unit at Chase — The Private Residences in the second quarter of 2015. In the third quarter of 2015, we recorded a non-cash impairment charge of $6.8 million for our Frisco Square land based on an indication of a change in market conditions for land development. In estimating the fair value of the Frisco Square land, we considered market comparables as well as the time and costs to hold the land until developed. We also recorded non-cash impairment charges of $2.1 million for Northborough Tower and $2.7 million for our Northpoint Central office building during the third quarter of 2015. In estimating the fair value of both Northborough Tower and Northpoint Central, we considered offers received during the marketing process of the assets in the third quarter of 2015, market comparables and management’s internal discounted cash flow analysis prepared with the consideration of the market conditions in Houston where both buildings are located.
We believe the carrying value of our operating real estate assets, our properties under development and our investment in an unconsolidated joint venture is currently recoverable. However, if market conditions worsen beyond our current expectations, or if our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease or our expected hold periods decrease, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
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
When the Company ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. On July 28, 2008, we invested in Central Europe Joint Venture that owned 22 properties, which is our only foreign investment as of September 30, 2015. The joint venture sold one property in 2014, one in the first quarter of 2015, and one in the third quarter of 2015 and had 19 properties remaining as of September 30, 2015. We will recognize CTA upon the sale of all or substantially all of our investment in the Central Europe Joint Venture.

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
In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, as adjusted by a one-year deferral of the new revenue standard, confirmed by FASB in the July 2015 meeting. In addition, early adoption will be permitted as of the original effective date in ASU 2014-09 which was annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. Either full retrospective adoption or modified retrospective adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
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
In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this updated guidance. ASU 2015-03 is effective for public companies in interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance requires retrospective application. As of September 30, 2015, we have $1.3 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

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
As of September 30, 2015 and December 31, 2014, we had no derivatives.
Nonrecurring Fair Value Measurements
During the nine months ended September 30, 2015, we recorded non-cash impairment charges totaling $12.2 million. We recorded $2.1 million and $2.7 million of non-cash impairment charges to reduce the carrying values of our Northborough Tower and Northpoint Central office buildings, respectively, to the estimated fair value. In estimating the fair value of both Northborough Tower and Northpoint Central, we considered offers received during the marketing process of the assets in the third quarter of 2015, market comparables and management’s internal discounted cash flow analysis prepared with the consideration of the market conditions in Houston where both buildings are located. During the nine months ended September 30, 2015, we also recorded a non-cash impairment charge of $6.8 million related to our Frisco Square land to reduce the carrying value to the estimated fair value based on an indication of a change in market conditions for land development. In estimating the fair value of the Frisco Square land, we considered market comparables as well as the time and costs to hold the land until developed. In addition, during the nine months ended September 30, 2015, we recorded a $0.6 million non-cash impairment charge to reduce the carrying value of our one remaining condominium at Chase — The Private Residences to current market price. We based the fair value on the current list price less concessions and closing costs totaling $0.2 million

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

for a fair value of $2.3 million at September 30, 2015. The estimates are considered Level 3 under the fair value hierarchy described above. We did not record any impairment charges during the nine months ended September 30, 2014.
Due to a change in the estimated hold period of our Northborough Tower office building, we evaluated the asset for recoverability, and as a result, recorded a non-cash impairment charge of $9.4 million during the year ended December 31, 2014. This change was based on the commercial real estate market conditions in Houston, Texas, where our Northborough Tower office building is located, which are not expected to recover within our estimated hold period. The inputs used to calculate the fair value of Northborough Tower included bona fide purchase offers, or the expected sales price of an executed sales agreement and market comparables. The market comparable estimate is considered Level 3 under the fair value hierarchy described above.
The following fair value hierarchy tables present information about our assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2015 and the year ended December 31, 2014 (in thousands):

As of September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$29,500	$29,500	$(4,778)
Land and improvements, net(2)	—	—	19,606	19,606	(6,762)
Condominium inventory (one remaining finished unit)(3)	—	—	2,346	2,346	(616)
________________________________
(1) In the third quarter of 2015, we recorded impairments of $2.1 million and $2.7 million associated with our Northborough Tower and Northpoint Central office buildings.
(2) In the third quarter of 2015, we recorded a $6.8 million non-cash impairment associated with our Frisco land.
(3) In the second quarter of 2015, we recorded a non-cash impairment of $0.6 million associated with our one remaining condominium unit at Chase — The Private Residences.

As of December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value	Loss(1)
Assets
Buildings and improvements, net	$—	$—	$19,397	$19,397	$(9,371)
________________________________
(1) In the fourth quarter of 2014, we recorded an impairment of $9.4 million associated with our Northborough Tower office building.
Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at September 30, 2015 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$29,500	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	7.75% - 11.50% 8.00% - 9.75% 0% - 3.00% 0% - 3.00%
Land and improvements, net(2)	19,606	Market comparable	Lot price Inflation rate Discount rate	$20 - $45 psf 0% - 3.00% 12.50% - 20.00%
Condominium inventory (one remaining finished unit)(3)	2,346	Market comparable	List price for unit; due to limited market comparables	$511 to $555 per square feet
______________________________
(1) In the third quarter of 2015, we recorded non-cash impairments of $2.1 million and $2.7 million associated with our Northborough Tower and Northpoint Central office buildings.
(2) In the third quarter of 2015, we recorded a $6.8 million non-cash impairment associated with our Frisco land.
(3) In the second quarter of 2015, we recorded a non-cash impairment of $0.6 million associated with our one remaining condominium unit at Chase — The Private Residences.

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

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2015 and the year ended December 31, 2014.

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
As of September 30, 2015 and December 31, 2014, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, and payables/receivables from related parties were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities.
The notes payable totaling $164.5 million as of September 30, 2015 and $153.6 million as of December 31, 2014 have a fair value of approximately $164.7 million and $154.3 million, respectively. The fair values are based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
The fair value estimates presented herein are based on information available to our management as of September 30, 2015 and December 31, 2014. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Real Estate Investments
As of September 30, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheets.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 19 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of September 30, 2015:

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

Real Estate Development
The Ablon at Frisco Square
On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed-use project to The Ablon at Frisco Square, LLC (“Ablon Frisco Square Venture”), a special purpose entity in which we own a 90% limited partnership interest. The venture was formed to construct a 275-unit multifamily project. Construction on the development began on September 2, 2014. Total construction costs are expected to be approximately $42.1 million. Concurrently with the land contribution, the joint venture closed on a $26.3 million construction loan. Construction costs incurred through September 30, 2015 were $30.9 million. We expect a portion of the project to be completed and available for occupancy in the fourth quarter of 2015. We expect the project to be fully completed in the first quarter of 2016. See Note 7, Notes Payable, for additional information.
Mezzanine Investment
On August 18, 2015, we executed a consent and release agreement for the owner of Alexan Black Mountain to sell the multifamily property that was security for our mezzanine loan investment. The sale of the asset closed on August 19, 2015. We received less than $0.1 million for executing the consent. Our mezzanine loan, which was fully reserved, was retired and the proceeds were recorded as other income.

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
We had no properties classified as held for sale at September 30, 2015 and December 31, 2014.
Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of September 30, 2015 and December 31, 2014 ($ in thousands):

	Ownership Interest	Carrying Value of Investment
Property Name		September 30, 2015	December 31, 2014
Central Europe Joint Venture	47.01%	$12,320	$15,948

Our investment in the unconsolidated joint venture as of September 30, 2015 and December 31, 2014 consisted of our proportionate share of the combined assets and liabilities of our investment property, shown at 100%, as follows (in thousands):

	September 30, 2015	December 31, 2014
Real estate assets, net	$72,646	$88,681
Cash and cash equivalents	5,427	3,872
Other assets	1,518	1,872
Total assets	$79,591	$94,425

Notes payable	$56,686	$65,373
Other liabilities	2,316	3,239
Total liabilities	59,002	68,612

Equity	20,589	25,813
Total liabilities and equity	$79,591	$94,425

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Our equity in losses from our investment is our proportionate share of the combined losses of our unconsolidated joint venture for the three and nine months ended September 30, 2015 and 2014, shown at 100%, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$2,091	$2,650	$6,536	$8,245

Operating expenses:
Operating expenses	533	637	1,563	1,884
Property taxes	60	79	192	246
Total operating expenses	593	716	1,755	2,130

Operating income	1,498	1,934	4,781	6,115

Non-operating expenses:
Depreciation and amortization	788	1,033	2,484	3,269
Impairment charge	2,634	—	2,634	—
Interest and other, net	594	938	2,642	3,026
Gain on sale	(423)	(404)	(501)	(404)
Total non-operating expenses	3,593	1,567	7,259	5,891

Net income (loss)	$(2,095)	$367	$(2,478)	$224

Equity in earnings (losses) of unconsolidated joint ventures(1)	$(985)	$173	$(1,165)	$105
________________________________

(1)	Company’s share of net income (loss).
On February 1, 2015, one of the Central Europe Joint Venture properties was sold for €0.7 million or $0.9 million. We recognized our portion of the net gain of less than €0.1 million (or less than $0.1 million) as equity in earnings of unconsolidated joint venture during the nine months ended September 30, 2015. The net proceeds to the joint venture, after the repayment of debt and closing costs, were approximately €0.2 million. All U.S. dollars related to this sale are based on the exchange rate in effect on February 1, 2015.
On July 15, 2015, another Central Europe Joint Venture property was sold for €3.9 million or approximately $4.3 million, based on the exchange rate in effect on July 15, 2015. We recognized our portion of the net gain of €0.2 million (or $0.2 million) as equity in earnings of unconsolidated joint venture during the nine months ended September 30, 2015. The net proceeds to the joint venture, after the repayment of debt and closing costs, were approximately €1.4 million. All U.S. dollars related to this sale are based on the exchange rate in effect on July 15, 2015. There are 19 properties remaining in the joint venture after this sale.
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
For the three and nine months ended September 30, 2015, our Central Europe Joint Venture recorded impairment charges of $2.6 million to bring certain assets to their fair value. The Company's portion of the impairment was $1.2 million, which was recorded in the Company's statement of operations through equity in losses of unconsolidated joint ventures line item. There were no impairment charges recorded for the three and nine months ended September 30, 2014.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7.                          Notes Payable
The following table sets forth our notes payable on our consolidated properties at September 30, 2015 and December 31, 2014 ($ in thousands):

	Notes Payable as of
Description	September 30, 2015	December 31, 2014	Interest Rate	Maturity Date
Northborough Tower	$18,658	$19,071	5.67%	1/11/2016
Royal Island	13,872	13,872	15.00%	10/10/2016
Northpoint Central	15,387	15,574	5.15%	5/9/2017
Las Colinas Commons	11,346	11,484	5.15%	5/9/2017
Chase Park Plaza Hotel and Chase — The Private Residences	62,500	62,500	4.95%	8/11/2017
BHFS II, LLC	6,885	6,962	30-day LIBOR + 3%(1)	2/1/2018
BHFS III, LLC	6,180	6,250	30-day LIBOR + 3%(1)	2/1/2018
BHFS IV, LLC	12,839	12,983	30-day LIBOR + 3%(1)	2/1/2018
BHFS Theatre, LLC	4,806	4,860	30-day LIBOR + 3%(1)	2/1/2018
The Ablon at Frisco Square	12,047	—	30-day LIBOR + 2.5%(1)	8/26/2017
	$164,520	$153,556
_________________________________

(1)	30-day LIBOR was 0.19% at September 30, 2015.
Our notes payable balance was $164.5 million at September 30, 2015, as compared to $153.6 million at December 31, 2014, and consisted of new financing and loan assumptions related to our consolidated property acquisitions.
Each of our notes payable is collateralized by one or more of our properties.  At September 30, 2015, our notes payable interest rates ranged from 2.7% to 15%, with a weighted average interest rate of approximately 5.4%.  Of our $164.5 million in notes payable at September 30, 2015, $42.8 million represented debt subject to variable interest rates.  At September 30, 2015, our notes payable had maturity dates that ranged from January 2016 to February 2018.  We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS Loans had an outstanding balance at September 30, 2015 of $30.7 million.
Ablon at Frisco Square Financing
On August 26, 2014, the Ablon Frisco Square Venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a three-year term with two 12-month extensions available. Payments of interest-only are required during the initial three-year term. Equity of $15.8 million must be contributed to the project before any draws under the loan. As of September 30, 2015, the partners have funded $15.8 million of equity (which includes land) towards the construction. We have drawn approximately $12.1 million under the construction loan as of September 30, 2015. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.
Northborough Tower Debt Lender Sweep
Our nonrecourse debt secured by Northborough Tower with a balance of $18.7 million at September 30, 2015, matures on January 11, 2016. The sole tenant in Northborough Tower vacated the building during the third quarter of 2015. We expect the tenant to continue to make the lease payments under the terms of its lease through lease expiration in April 2018, and we are working with the tenant to obtain a sub-lessor. Under the terms of our debt, if the building is vacant, the excess cash flow from the rental payments, after payment of operating expenses and debt service, may be swept to the lender to pay down the debt. In November 2015, the lender began sweeping the excess cash flow. We are currently marketing the asset for sale; however, we received offers at less than the debt balance, and there are no assurances that we can sell the asset prior to the debt maturity or that we can sell the asset for an amount greater than the debt balance. If we are unable to sell Northborough Tower prior to the debt maturity we would have to consider all available alternatives, including transferring legal possession of the property to the lender.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes our aggregate contractual obligations for principal payments as of September 30, 2015 (in thousands):

Principal Payments Due:	Amount
October 1, 2015 - December 31, 2015	$967
2016	35,871
2017	86,120
2018	29,456
2019	12,047
Total contractual obligations	164,461
Unamortized premium	59
Total	$164,520

8. Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations.  Our hedging strategy of entering into interest rate caps and swaps, therefore, has been to eliminate or reduce, to the extent possible, the volatility of cash flows.
In November 2011, we entered into an interest rate cap agreement related to the debt on our Chase Park Plaza Hotel ("CPPH") and Chase—The Private Residences. We refinanced this debt on August 11, 2014 and the interest rate cap was cancelled. The new loan bears interest at a fixed rate of 4.95%; therefore, we will not enter into an interest rate cap agreement for this loan.
We had no derivative instruments as of September 30, 2015 and December 31, 2014.  During the nine months ended September 30, 2014, we recorded a reclassification of unrealized loss of less than $0.1 million to interest expense to adjust the carrying amount of the interest rate caps qualifying as non-hedges at September 30, 2014.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2014 (in thousands):

	Derivatives Not Designated as Hedging Instruments
	Amount of Loss (1)
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Interest rate	$41	$86
_________________________________
(1)  Amounts related to interest rate derivative contracts are included in interest expense.
There was no gain or loss recorded for the three or nine months ended September 30, 2015.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Commitments and Contingencies
Frisco Square
In connection with our investment in the Frisco Square property, we are responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation will be reduced by 0.5% and will be terminated at $225 million of real property values.  The total outstanding Bond Obligation at September 30, 2015 and December 31, 2014 was $4.6 million and $5.1 million , respectively.
Although, as described above, we are ultimately responsible for half of the bond debt service, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  The annual bond debt service assessed by the POA is approximately $0.4 million. For the year ended December 31, 2015, we estimate our annual pro rata share of the expense at approximately $0.1 million. For the nine months ended September 30, 2015, we expensed less than $0.1 million related to bond debt service, which is included in the accompanying condensed consolidated statements of operations and other comprehensive loss.
We are also obligated to construct a minimum of two parking garages with 720 spaces by February 1, 2018 (the “Parking Obligation”). The City of Frisco has secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by our indirect, wholly owned Frisco Square subsidiaries. In the event we sell all or a part of the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account for the benefit of the City of Frisco to secure the Parking Obligation until the amount in the escrow account is $7 million. Currently, the escrow account balance for the Parking Obligation is $1.4 million. The book value of the vacant land is approximately $16 million. On February 4, 2014, the City of Frisco amended the Parking Obligation with respect to its lien on the vacant land. Under the amended Parking Obligation, if we contribute land for the development of a garage (the “Gearbox Garage”) and build two additional garages that provided at least 108 parking spaces in total that are open and free to the public at all times, the City of Frisco will not require any further escrow of proceeds from the sale of the Frisco Square land and will release its lien on the Frisco Square land. On June 13, 2014, we sold 1.62 acres of land to an unrelated third party for a building and parking garage development (the “Gearbox” development) and escrowed $0.6 million of the proceeds from the sale. Concurrently, we contributed 1.66 acres of land for the development of the Gearbox Garage. We agreed to contribute approximately $1.7 million to build 152 additional spaces in the Gearbox Garage. The funds for the 152 spaces and related infrastructure costs were placed in an escrow account in December 2014 and are drawn as construction on the garage is completed. As of September 30, 2015, we have $0.5 million in the escrow account for the Gearbox Garage.
On August 7, 2014, Ablon Frisco Square Venture, a special purpose entity in which we own a 90% limited partnership investment, executed a $33.2 million general construction contract for a 275-unit multifamily development located in Frisco Square. Construction commenced on September 2, 2014. The expected delivery dates of the development are January 2016 for the first two phases and February 2016 for the third phase.
Also, on September 2, 2014, we commenced construction on the public structured garage which was completed and approved for use on November 3, 2015. We anticipate completing the Ablon Frisco Square Venture multifamily garage in the fourth quarter of 2015, which, along with the completed Gearbox Garage and public structured garage, would fulfill our Parking Obligation with the City of Frisco.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

10. Related Party Transactions
Behringer Harvard Opportunity Advisors I and certain of its affiliates receive fees and compensation in connection with the acquisition, financing, management, and sale of our assets.
Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf.  Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter.  We entered into the Third Amended and Restated Advisory Management Agreement (the “Advisory Agreement”) effective May 15, 2013 for a term of one-year. When the Advisory Agreement expired on May 15, 2014, we renewed it on the same terms for an additional one-year term with an expiration date of May 15, 2015. We then renewed the Advisory Agreement for additional one-month terms on both May 8, 2015 and June 15, 2015, which extended the Advisory Agreement to July 15, 2015. On July 8, 2015, we entered into the First Amendment to Third Amended and Restated Advisory Management Agreement (the “Amendment”) with the Advisor that renewed the Advisory Agreement for a ten-month term with an expiration date of May 15, 2016. The Amendment amended the Advisory Agreement to (i) limit certain cost reimbursements to the Advisor for administrative services, to be effective January 1, 2015, and (ii) document a waiver of $200,000 of acquisition fees related to the construction of our The Ablon at Frisco Square multifamily development. In all other material respects, the terms of the Advisory Agreement remain unchanged.
During the nine months ended September 30, 2015 and 2014, Behringer Harvard Opportunity Advisors I received an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Alexan Black Mountain and Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  For the three months ended September 30, 2015 and 2014, we incurred approximately $0.6 million of asset management fees. For the nine months ended September 30, 2015 and 2014, we incurred $1.7 million of asset management fees.
Behringer Harvard Opportunity Advisors I, or its affiliates, receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the three and nine months ended September 30, 2015, we incurred acquisition and advisory fees of $0.2 million related to The Ablon at Frisco Square development. For the three and nine months ended September 30, 2014, we incurred acquisition and advisory fees of less than $0.1 million related to The Ablon at Frisco Square development.
Under the Advisory Agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the Advisory Agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the three and nine months ended September 30, 2015. We incurred $0.6 million in debt financing fees for the three and nine months ended September 30, 2014 related to the CPPH debt that we refinanced on August 11, 2014.
We reimburse Behringer Harvard Opportunity Advisors I or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of (i) 2% of our average invested assets or (ii) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers.  For the three months ended September 30, 2015 and 2014, we incurred costs for administrative services of $0.4 million. For the nine months ended September 30, 2015 and 2014, we incurred costs for administrative services of $1 million and $1.2 million, respectively.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and maintenance supervision of our properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  We will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  If we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred property management fees or oversight fees of approximately $0.2 million and $0.3 million during the three months ended September 30, 2015 and 2014, respectively. We incurred property management fees or oversight fees of $0.7 million during the nine months ended September 30, 2015 and 2014.
At September 30, 2015 and December 31, 2014, we had a payable to our Advisor and its affiliates of $0.7 million and $1.1 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to Behringer Harvard Opportunity Advisors I and BH Property Management.
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

11. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Nine months ended September 30,
Description	2015	2014
Supplemental disclosure:
Interest paid, net of amounts capitalized	$3,960	$5,277
Income taxes paid, net of refunds	140	150
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	2,603	971
Capital expenditures for real estate under development in accounts payable and accrued liabilities	3,535	1,418
Additions to real estate under development reclassified from land	—	3,346
Transfer from real estate under development to building and improvements	2,611	—
Additions to land and land improvements reclassed from real estate under development	—	170
Additions to furniture, fixtures and equipment reclassed from real estate under development	—	211
Amortization of deferred financing fees in real estate under development	66	—
Capitalized deferred financing costs in accrued liabilities	—	8

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
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2015, Part II, Item 1A, "Risk Factors" in this Quarterly Report, and the factors described below:

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
As of September 30, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our condensed consolidated financial statements.  In addition, we have a noncontrolling, unconsolidated ownership interest in an investment in a joint venture consisting of 19 properties that is accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, and Slovakia. On August 18, 2015, we executed a consent and release agreement for the owner of Alexan Black Mountain to sell the multifamily property that was security for our mezzanine loan investment. The sale of the asset closed on August 19, 2015. We received less than $0.1 million for executing the consent. Our mezzanine loan, which was fully reserved, was retired and the proceeds were recorded as other income.
Liquidity and Capital Resources
Liquidity Demands
Our primary objectives are to focus on the disposition of the properties remaining in our portfolio, while continuing to preserve capital, and sustain and enhance property values. Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity to fund our remaining development activities, capital needs at certain properties, and the Company's operations. Our cash balance at September 30, 2015 is $24.2 million.
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
We continually evaluate our liquidity and ability to fund future operations and debt obligations. (See Note 7, Notes Payable.) Our nonrecourse debt secured by Northborough Tower with a balance of $18.7 million at September 30, 2015, matures on January 11, 2016. The sole tenant in Northborough Tower vacated the building during the third quarter of 2015. We expect the tenant to continue to make the lease payments under the terms of its lease through lease expiration in April 2018, and we are working with the tenant to obtain a sub-lessor. For the nine months ended September 30, 2015, 10% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our Northborough Tower office building. Under the terms of our debt, if the building is vacant, the excess cash flow from the rental payments, after payment of operating expenses and debt service, may be swept to the lender to pay down the debt. In November 2015, the lender began sweeping the excess cash flow. We are currently marketing the asset for sale; however, we received offers at less than the debt balance and there are no assurances that we can sell the asset prior to the debt maturity or that we can sell the asset for an amount greater than the debt balance. If we are unable to sell Northborough Tower prior to the debt maturity, we would have to consider all available alternatives, including transferring legal possession of the property to the lender.

In addition to our debt obligations, we consider lease expirations at our consolidated office properties and other factors in evaluating our liquidity. Operating leases for our office buildings representing less than 1% and 11% of annualized base rent and rentable square footage (effective annual rent per square foot of $26.14 and $24.16) will expire by the end of 2015 and 2016, respectively.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to those regions or industries may result in defaults by a number of tenants within a short time period.  Any defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  In particular, two of our office buildings are located in the Greenspoint submarket in Houston, Texas. Demand for commercial properties in this submarket is weak due to several large blocks of space that became available as large scale users have vacated the submarket. With the uncertainty created from these relocations as well as the current volatility within the energy sector, and the limited number of office building transactions, it is difficult to underwrite commercial assets in this submarket. During the third quarter of 2015, we recorded non-cash impairment charges on our two office buildings located in Houston. See Note 4, Assets and Liabilities Measured at Fair Value, for information on impairment charges recorded in the third quarter of 2015. For the nine months ended September 30, 2015, 30% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our office buildings, which are all located in Texas. CPPH, which is located in Missouri, accounted for 58% of our total revenues for the nine months ended September 30, 2015.
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
Debt Financings
One of our principal short-term and long-term liquidity requirements is the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2015. Interest payments on variable rate debt are based on rates in effect as of September 30, 2015. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)
	October 1, 2015 - December 31, 2015	2016	2017	2018	2019	Total
Principal payments - fixed rate debt	$834	$35,324	$85,545	$—	$—	$121,703
Interest payments - fixed rate debt	1,919	6,280	2,523	—	—	10,722
Principal payments - variable rate debt	133	547	575	29,456	12,047	42,758
Interest payments - variable rate debt	330	1,303	1,292	491	164	3,580
Total	$3,216	$43,454	$89,935	$29,947	$12,211	$178,763
________________________________
(1)  Does not include unamortized premium related to debt we assumed on our acquisition of Northborough Tower with a balance of less than $0.1 million at September 30, 2015.
Our nonrecourse debt secured by Northborough Tower matures on January 11, 2016. At September 30, 2015, the outstanding balance of the debt was $18.7 million. See additional information regarding this loan above under Liquidity Demands.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  As of September 30, 2015, we believe we were in compliance with the debt covenants under our loan agreements.

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
Each of our loans is secured by one or more of our properties. At September 30, 2015, interest rates on our notes payable ranged from 2.7% to 15%, with a weighted average interest rate of approximately 5.4%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough Tower, Frisco Square, Las Colinas Commons, and Northpoint Central investments require monthly payments of principal and interest. At September 30, 2015, our notes payable had maturity dates that ranged from January 2016 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $24.2 million on our condensed consolidated balance sheet as of September 30, 2015), operating cash flow from properties, new borrowings and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.
As of September 30, 2015, restricted cash on the condensed consolidated balance sheet of $9.5 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.
As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our property developments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.

Results of Operations
As of September 30, 2015 and 2014, we were invested in eight assets, seven of which were consolidated (four of those were wholly owned and three properties consolidated through investments in joint ventures). In addition, we have an unconsolidated ownership interest in a joint venture consisting of 19 properties at September 30, 2015 and 21 properties at September 30, 2014 that are accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, and Slovakia. On August 18, 2015, we executed a consent and release agreement for the owner of Alexan Black Mountain to sell the multifamily property that was security for our mezzanine loan investment. The sale of the asset closed on August 19, 2015. We received less than $0.1 million for executing the consent. Our mezzanine loan, which was fully reserved, was retired and the proceeds were recorded as other income.
Three months ended September 30, 2015 as compared to three months ended September 30, 2014
The following table provides summary information about our results of operations for the three months ended September 30, 2015 and 2014 ($ in thousands):

	2015	2014	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$5,146	$5,044	$102	2.0%
Hotel revenue	9,717	9,794	(77)	(0.8)%
Total revenues	14,863	14,838	25	0.2%

Expenses
Property operating expenses	1,903	1,831	72	3.9%
Hotel operating expenses	7,426	6,941	485	7.0%
Bad debt recovery	(32)	62	(94)	151.6%
Interest expense	2,061	2,929	(868)	(29.6)%
Real estate taxes	772	1,076	(304)	(28.3)%
Impairment charge	11,540	—	11,540	100.0%
Property management fees	514	498	16	3.2%
Asset management fees	590	564	26	4.6%
General and administrative	1,311	1,293	18	1.4%
Depreciation and amortization	4,359	3,092	1,267	41.0%
Total expenses	$30,444	$18,286	$12,158	66.5%

Loss on early extinguishment of debt	$—	$(246)	$246	(100.0)%
Equity in earnings (losses) of unconsolidated joint venture	$(985)	$173	$(1,158)	(669.4)%
Revenues.  Overall, our total revenues remained fairly constant at approximately $14.8 million for the nine months ended September 30, 2015 as compared to the same period in 2014.
Property operating expenses.  Property operating expenses remained fairly constant at approximately $1.9 million for the three months ended September 30, 2015 and 2014, and were composed of operating expenses from our consolidated properties.
Hotel operating expenses.  Hotel operating expenses were approximately $7.4 million and $6.9 million for the three months ended September 30, 2015 and 2014, respectively, for an increase of approximately $0.5 million. Hotel operating expenses at CPPH increased $0.4 million and hotel operating expenses at The Lodge & Spa at Cordillera increased $0.1 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase in hotel operating expenses for CPPH was primarily due to an increase in food and beverage service expense.
Bad debt expense (recovery).  We had bad debt recoveries of less than $0.1 million in the third quarter of 2015 compared to bad debt expense of less than $0.1 million in the third quarter of 2014.

Interest expense.  Interest expense for the three months ended September 30, 2015 and 2014 was approximately $2 million and $2.9 million, respectively. The decrease of approximately $0.9 million in interest expense was primarily due to amortization of $0.6 million of deferred borrowing costs during the third quarter of 2014 that did not recur in 2015. In addition, during the third quarter of 2015, we capitalized interest of $0.3 million related to construction of a 275-unit multifamily project at The Ablon at Frisco Square and construction of a public garage at Frisco Square. Construction on the development and the public garage began in September 2014.
Real Estate Taxes. Real estate taxes were $0.8 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively. The $0.3 million decrease was primarily due to reimbursement of $0.2 million received during the three months ended September 30, 2015 for the true-up of 2013 and 2014 common area maintenance at our Northpoint Central office building.
Impairment charge. During the third quarter of 2015, we recorded non-cash impairment charges of approximately $11.6 million. We recorded non-cash impairment charges of $2.1 million and $2.7 million to reduce the carrying values of our Northborough Tower and Northpoint Central office buildings, respectively, to their estimated fair values. With the continued deterioration in the Greenspoint submarket in Houston, Texas where Northborough Tower and Northpoint Central are located, as well as the current volatility within the energy sector, it is difficult to underwrite commercial assets in this submarket. In addition, the sole tenant of Northborough Tower vacated the office building in the third quarter of 2015. During the third quarter of 2015, we also recorded a non-cash impairment charge of $6.8 million to reduce the carrying value of our Frisco Square land to its estimated fair value based on an indication of a change in market conditions for land development. We did not record any impairment charges during the third quarter of 2014.
Property management fees.  Property management fees remained constant at $0.5 million for the three months ended September 30, 2015 and 2014.
Asset management fees.  Asset management fees remained constant at approximately $0.6 million for the three months ended September 30, 2015 and 2014.
General and administrative.  General and administrative expense remained constant at $1.3 million for the three months ended September 30, 2015 and 2014.
Depreciation and amortization. Depreciation and amortization were $4.4 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively. The $1.3 million increase was primarily due to accelerated depreciation of $1 million for Northborough Tower tenant improvements and accelerated amortization of $0.5 million for Northborough Tower lease intangibles recorded during the three months ended September 30, 2015. The sole tenant of Northborough Tower vacated the office building in the third quarter of 2015.
Loss on early extinguishment of debt. On August 11, 2014, we refinanced the CPPH debt with a new lender for $62.5 million in proceeds. A portion of the proceeds from the new loan were used to repay the old debt, which had a balance of approximately $46.5 million, and closing costs. We recognized approximately $0.2 million loss on early extinguishment of debt in our condensed consolidated statements of operations and comprehensive loss for the third quarter of 2014 related to unamortized deferred borrowing costs on the old debt. We had no losses on early extinguishment of debt during the third quarter of 2015.
Equity in earnings (losses) of unconsolidated joint venture.  Equity in earnings (losses) of unconsolidated joint venture were losses of $1 million and earnings of $0.2 million for the three months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015, our Central Europe Joint Venture recorded impairment charges of $2.6 million to bring certain assets to their fair value. The Company's portion of the impairment was $1.2 million, which was recorded in the Company's statement of operations through the equity in losses of unconsolidated joint ventures line item. There were no impairment charges recorded for the three months ended September 30, 2014. In addition, on July 15, 2015, one of the Central Europe Joint Venture properties was sold and we recorded our portion of the gain on sale, which was $0.2 million. On August 7, 2014, one of the Central Europe Joint Venture properties was sold, and we recorded our portion of the gain on sale, which totaled $0.2 million.

Nine months ended September 30, 2015 as compared to nine months ended September 30, 2014
The following table provides summary information about our results of operations for the nine months ended September 30, 2015 and 2014 ($ in thousands):

	2015	2014	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$15,007	$15,134	$(127)	(0.8)%
Hotel revenue	26,962	27,131	(169)	(0.6)%
Total revenues	41,969	42,265	(296)	(0.7)%

Expenses
Property operating expenses	5,796	6,051	(255)	(4.2)%
Hotel operating expenses	20,821	19,988	833	4.2%
Bad debt expense (recovery)	8	(87)	95	109.2%
Condominium inventory impairment	616	—	616	100.0%
Interest expense	6,210	7,784	(1,574)	(20.2)%
Real estate taxes	2,432	3,017	(585)	(19.4)%
Impairment charge	11,540	—	11,540	100.0%
Property management fees	1,456	1,377	79	5.7%
Asset management fees	1,737	1,692	45	2.7%
General and administrative	3,375	4,264	(889)	(20.8)%
Depreciation and amortization	10,594	9,457	1,137	12.0%
Total expenses	64,585	53,543	11,042	20.6%

Loss on early extinguishment of debt	$—	$(246)	$246	100.0%
Other Income, net	$—	$759	$(759)	(100.0)%
Equity in earnings (losses) of unconsolidated joint ventures	$(1,165)	$105	$(1,270)	(1,209.5)%
Gain on sale of real estate	$—	$476	$(476)	(100.0)%
Continuing Operations
Revenues.  Overall, our total revenues decreased by approximately $0.3 million to $42 million for the nine months ended September 30, 2015.  The change in revenues was primarily due to:

•
Rental revenue decreased $0.1 million for the nine months ended September 30, 2015 as compared to the same period of 2014. During the first nine months of 2015, we received $0.4 million for the successful appeal of 2013 and 2014 real estate taxes for our Northborough Tower office building. We reimbursed the funds to the tenant, which resulted in a decrease in rental revenue of $0.4 million. (The receipt of the $0.4 million resulted in a credit to real estate tax expense. See “Real Estate Taxes” below.) In addition, rental revenue at Northpoint Central decreased $0.1 million. These decreases in rental revenue were partially offset by a $0.5 million increase in rental revenue at Frisco Square during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

•
Hotel revenue decreased $0.2 million to $27 million for the nine months ended September 30, 2015. Hotel revenue for CPPH increased approximately $0.1 million. Room revenue at CPPH increased $0.3 million, or 2%, with a 1% increase in occupancy period-over-period. Food and beverage revenue at CPPH increased $0.2 million while other income decreased $0.3 million. Hotel revenue at The Lodge & Spa at Cordillera decreased $0.3 million during the nine months ended September 30, 2015 as compared to the same period of 2014 due primarily to a 3% decrease in occupancy.

Property operating expenses.  Property operating expenses were approximately $5.8 million for the nine months ended September 30, 2015 as compared to $6 million for the nine months ended September 30, 2014, a decrease of approximately $0.2 million, and were composed of operating expenses from our consolidated properties.
Hotel operating expenses.  Hotel operating expenses were approximately $20.8 million for the nine months ended September 30, 2015 compared to $20 million for the nine months ended September 30, 2014, for an increase of $0.8 million. Hotel operating expenses at CPPH increased $0.7 million period-over-period primarily due to an increase in food and beverage service expense.
Bad debt expense (recovery).  Bad debt expense (recovery) for the nine months ended September 30, 2015 was an expense of less than $0.1 million compared to a recovery of approximately $0.1 million for the same period of 2014.
Condominium Inventory Impairment. During the nine months ended September 30, 2015, we recorded a non-cash impairment of $0.6 million associated with our one remaining condominium unit at Chase — The Private Residences. This impairment was based on current market information and our decision to dispose of the asset in the nearer term. We did not record any impairments on our condominium unit at Chase - The Private Residences during the nine months ended September 30, 2014.
Interest expense.  Interest expense was approximately $6.2 million and $7.8 million for the nine months ended September 30, 2015 and 2014, respectively. The $1.6 million decrease in interest expense was primarily due to amortization of $0.6 million of deferred borrowing costs during the nine months ended September 30, 2014 that did not recur in 2015. In addition, during the nine months ended September 30, 2015, we capitalized interest of $0.6 million related to construction of a 275-unit multifamily project at The Ablon at Frisco Square and construction of a public garage at Frisco Square. Construction on the development and the public garage began in September 2014.
Real Estate Taxes. Real estate taxes were approximately $2.4 million and $3 million for the nine months ended September 30, 2015 and 2014, respectively, for a decrease of approximately $0.6 million. During the nine months ended September 30, 2015, real estate tax expense decreased $0.4 million at Northborough Tower due to the receipt of funds from taxing authorities for a successful appeal of the 2013 and 2014 real estate taxes. (We also recorded a charge of $0.4 million in rental revenue for the corresponding reimbursement of real estate taxes paid to the tenant.)
Impairment charge. During the nine months ended September 30, 2015, we recorded non-cash impairment charges of approximately $11.6 million. We recorded non-cash impairment charges of $2.1 million and $2.7 million to reduce the carrying values of our Northborough Tower and Northpoint Central office buildings, respectively, to their estimated fair values. With the continued deterioration in the Greenspoint submarket in Houston, Texas where Northborough Tower and Northpoint Central are located, as well as the current volatility within the energy sector, it is difficult to underwrite commercial assets in this submarket. In addition, the sole tenant of Northborough Tower vacated the office building in the third quarter of 2015. During the nine months ended September 30, 2015, we also recorded a non-cash impairment charge of $6.8 million to reduce the carrying value of our Frisco Square land to its estimated fair value based on an indication of a change in market conditions for land development. In addition, we recorded a $0.6 million non-cash impairment charge on our one remaining condominium unit at Chase — The Private Residences during the nine months ended September 30, 2015. See above "Condominium Inventory Impairment." We did not record any impairment charges during the nine months ended September 30, 2015.
Property management fees.  Property management fees for the nine months ended September 30, 2015 and 2014 were approximately $1.5 million and $1.4 million, respectively.
Asset management fees.  Asset management fees remained constant at $1.7 million for the nine months ended September 30, 2015 and 2014.
General and administrative.  General and administrative expense was $3.4 million for the nine months ended September 30, 2015, a decrease of $0.9 million compared to the expense for the same period in 2014. The decrease was primarily due to decreases in legal expense of $0.5 million and $0.3 million related to our CPPH litigation and fund level strategic matters, respectively.
Depreciation and amortization. Depreciation and amortization were approximately $10.6 million and $9.5 million for the nine months ended September 30, 2015 and 2014, respectively. The $1.1 million increase was primarily due to accelerated depreciation of $1 million for Northborough Tower tenant improvements and accelerated amortization of $0.5 million for Northborough Tower lease intangibles recorded during the nine months ended September 30, 2015. The sole tenant of Northborough Tower vacated the office building in the third quarter of 2015.

Loss on early extinguishment of debt. On August 11, 2014, we refinanced the CPPH debt with a new lender for $62.5 million in proceeds. A portion of the proceeds from the new loan were used to repay the old debt, which had a balance of approximately $46.5 million, and closing costs. We recognized approximately $0.2 million loss on early extinguishment of debt in our condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2014 related to unamortized deferred borrowing costs on the old debt. We had no losses on early extinguishment of debt during the nine months ended September 30, 2015.
Other income, net. We had no other income during the nine months ended September 30, 2015. Other income was $0.8 million for the nine months ended September 30, 2014. In May 2014, a lot option agreement at Royal Island expired. We recognized $0.8 million in other income related to the expiration of the lot option.
Equity in earnings (losses) of unconsolidated joint venture.  Equity in earnings (losses) of unconsolidated joint venture was losses of $1.2 million and earnings of $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, our Central Europe Joint Venture recorded impairment charges of $2.6 million to bring certain assets to their fair value. The Company's portion of the impairment was $1.2 million, which was recorded in the Company's statement of operations through the equity in losses of unconsolidated joint venture line item. There were no impairment charges recorded for the nine months ended September 30, 2014. In addition, one of the Central Europe Joint Venture properties was sold on February 1, 2015 and one on July 15, 2015, and we recorded our portion of the gains on sale which was less than $0.1 million and $0.2 million, respectively. On August 7, 2014, one of the Central Europe Joint Venture properties was sold, and we recorded our portion of the gain on sale which totaled $0.2 million.
Gain on sale of real estate. We had no sales in the nine months ended September 30, 2015. On June 13, 2014, we sold 1.62 acres of land at our Frisco Square development to an unrelated third party for approximately $1.8 million. We recorded a $0.5 million gain on sale of real estate.
Cash Flow Analysis
During the nine months ended September 30, 2015, net cash provided by operating activities was $3.9 million compared to net cash provided by operating activities of $0.5 million for the same period in 2014. The primary reason for the increase in cash flow from operating activities was the change in working capital, including the timing of receipts on accounts receivable and payments of accrued liabilities.
Net cash used in investing activities for the nine months ended September 30, 2015 was $26.5 million compared to net cash used in investing activities of $7.2 million for the nine months ended September 30, 2014. The difference is primarily a result of an increase in capital expenditures. We had capital expenditures totaling $25.6 million for the nine months ended September 30, 2015 compared to $6.7 million for the same period in 2014. The increase was primarily due to our 275-unit multifamily development located in Frisco Square on which we commenced construction in September 2014.
Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was approximately $11.9 million and $14.3 million, respectively. During the nine months ended September 30, 2015, the joint venture drew approximately $12 million under the Ablon Frisco Square Venture construction loan. During the nine months ended September 30, 2014, we received proceeds of $62.5 million on the refinance of the CPPH debt with a new lender on August 11, 2014, partially offset by the repayment of the old CPPH debt, which had a balance of approximately $46.5 million.
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
Our calculation of FFO for the three and nine months ended September 30, 2015 and 2014 is presented below (shares and $ in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
Description	2015	Per Share	2014	Per Share	2015	Per Share	2014	Per Share
Net loss attributable to common shareholders	$(16,463)	$(0.29)	$(3,442)	$(0.06)	$(23,600)	$(0.42)	$(9,943)	$(0.17)
Adjustments for:
Impairment charge(1)	12,778	0.23	—	—	13,394	0.23	—	—
Real estate depreciation and amortization(2)	4,751	0.08	3,600	0.06	11,820	0.21	10,938	0.19
Gain on asset sales	(194)	—	(190)	—	(230)	—	(666)	(0.01)
Funds from operations (FFO) attributable to common shareholders	$872	$0.02	$(32)	$—	$1,384	$0.02	$329	$0.01
GAAP weighted average shares:
Basic and diluted		56,500		56,500		56,500		56,500
 _________________________________

(1)
Includes impairment of our investments which resulted from a measurable decrease in the fair value of the depreciable real estate held by the joint venture or partnership. In the third quarter of 2015, we recorded non-cash impairment charges of $6.8 million for our Frisco Square land, $2.1 million for Northborough Tower, and $2.7 million for Northpoint Central. In addition, the impairment charge for the three and nine months ended September 30, 2015 includes a $1.2 million impairment charge for our unconsolidated Central Europe Joint Venture. We recorded a $0.6 million impairment for our one remaining condominium unit at Chase — The Private Residences in the second quarter of 2015.

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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions during the nine months ended September 30, 2015 and 2014.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $164.5 million in notes payable, at September 30, 2015, $42.8 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.4 million.
Foreign Currency Exchange Risk
At September 30, 2015, we own an approximate 47% interest in a joint venture consisting of 19 properties in the Czech Republic, Poland, and Slovakia that holds $5.4 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Additionally, we hold $0.9 million in a Euro-denominated account in a United States financial institution.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
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

Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of September 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control - New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
In addition to the risk discussed below, please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.
The estimated per share value of our common stock does not take into account certain costs associated with liquidating our portfolio or how developments after the valuation date related to individual assets, the financial or real estate markets, or other events may have affected the value of our portfolio.
On November 10, 2014, our board of directors met and established an estimated per share value of our common stock as of October 31, 2014 of $3.58. The value per share was based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. The estimated per share value did not take into account disposition costs and other expenses that would be necessary to realize the value of the assets nor did the estimated value per share include the liquidation costs of the Company, all of which may be significant and would reduce the amount a stockholder would receive if we liquidated our assets. Further, the estimated value does not take into account how developments after November 10, 2014 have affected the value of our investments. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and in response to fluctuations in the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since November 10, 2014, including:

•
asset sales and potential future asset sales at values different from those determined in our valuation as well as any impairment charges related to these or other assets as a result of changes in the expected hold period, or the estimated cash flows for or future expenses related to these assets, including the impairments recognized for the nine months ended September 30, 2015 with respect to our real estate investments;

•	any increases in value of any of our investments;

•	any disruptions in the real estate and financial markets or general economic conditions; and

•	any inability to meet our existing debt service obligations, or to repay or refinance such obligations on attractive terms or at all at or prior to maturity.
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
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the nine months ended September 30, 2015.
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

Behringer Harvard Opportunity REIT I, Inc.

Dated:	November 13, 2015	By:	/s/ LISA ROSS
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

10.1
First Amendment to Third Amended and Restated Advisory Management Agreement by and between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity Advisors I, LLC, dated July 8, 2015, effective as of January 1, 2015 (previously filed in and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 11, 2015)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certification

32.2*(1)	Section 1350 Certification

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 13, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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