Form 10-K
period 2015-12-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2016-03-18
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
Commission File Number: 000-51961
Behringer Harvard Opportunity REIT I, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1862323 (I.R.S. Employer Identification No.)
15601 Dallas Parkway, Suite 600, Addison, Texas	75001
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (866) 655-3650
Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.0001 par value per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company)    ☒     Smaller reporting company     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There is no established market for the Registrant's common stock. The Registrant has adopted an Amended and Restated Policy for Estimation of Common Stock Value pursuant to which it has estimated the per share value of its common stock.  As of November 10, 2014, the board established an estimated per share value of $3.58 based on financial information as of October 31, 2014. For a full description of the methodologies used to estimate the value of the Registrant's common stock as of November 10, 2014, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information" included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014. There were approximately 56,500,472 shares of common stock held by non-affiliates of the Registrant as of June 30, 2015, the last business day of the Registrant's most recently completed second fiscal quarter. As of February 29, 2016, the Registrant had 56,500,472 shares of common stock outstanding.

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
Year Ended December 31, 2015

PART I
Item 1.    Business.
Organization
Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the "Company," "we," "us," or "our") was incorporated in November 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal income tax purposes.
We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of December 31, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet, including our Las Colinas Commons office building, located in Irving, Texas, which is classified as real estate held for sale on our consolidated balance sheet at December 31, 2015. We sold Las Colinas Commons on February 2, 2016. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties as of December 31, 2015, that is accounted for using the equity method.
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
Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (the "Operating Partnership"), or its subsidiaries. Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in the Operating Partnership as its sole general partner. The remaining interest of the Operating Partnership is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust. We have entered our disposition phase and are currently considering liquidity options for our stockholders. Therefore, we are not actively seeking to purchase additional properties. We will seek stockholder approval prior to liquidating our entire portfolio. Our investment properties are located in Colorado, Missouri, Texas, The Commonwealth of The Bahamas, the Czech Republic, and Poland.
We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC, a Texas limited liability company (the "Advisor"). The Advisor is responsible for managing our day-to-day affairs and providing services that are essential to us, including asset disposition decisions and property management and leasing services.
Public Offering of Common Stock; Use of Proceeds
In September 2005, we commenced a public offering (the "Offering") of shares of our common stock pursuant to which we offered 53,270,000 shares at a price of $10 per share in our primary offering and 965,331 shares of common stock at a price of $9.50 per share in our distribution reinvestment plan (the "DRP").
On December 28, 2007, we terminated the primary component of the Offering. We had earlier terminated the DRP on November 16, 2007. Aggregate gross offering proceeds from the Offering totaled approximately $538.7 million and net offering proceeds after selling commissions, dealer manager fees, and organization and offering expenses totaled approximately $481.8 million. We used the net proceeds from the Offering primarily to acquire real estate and real estate-related assets consistent with our investment objectives. As of December 31, 2015, we have invested all of the net offering proceeds.
On November 16, 2007, we commenced a second distribution reinvestment plan offering (the "Second DRP") of up to 6,315,790 shares of common stock at an initial price of $9.50 per share. Shares in the Second DRP were sold at $8.17 from July 26, 2009 through January 14, 2010; at $8.03 from January 15, 2010 through January 13, 2011; and $7.66 from January 14, 2011 through April 15, 2011 as a result of our board of directors announcing estimated per share values pursuant to our amended and restated policy for estimation of common stock value (the "Valuation Policy") of $8.17, $8.03, and $7.66 on June 22, 2009, January 8, 2010 and January 10, 2011, respectively. We terminated the Second DRP effective April 15, 2011. As of the termination of the Second DRP, we had issued 3,374,198 shares under the Second DRP resulting in gross and net proceeds of $29.8 million. The proceeds raised in the Second DRP were used for general corporate purposes, including, but not limited to, investment in real estate and real estate-related securities, payment of fees and other costs, repayment of debt, and funding for our share redemption program.
As of December 31, 2015, we had issued 56,500,472 shares of our common stock, including 21,739 shares indirectly owned by Behringer Harvard Holdings, LLC ("Behringer"), 940,387 shares issued pursuant to the DRP, 3,374,198 shares issued pursuant to the Second DRP, and redeemed 984,267 shares. In addition, we had 1,000 shares of non-participating, non-voting convertible stock outstanding and no shares of preferred stock issued and outstanding.
Our common stock is not listed on a national exchange.
Investment Objectives
We have entered our disposition phase and are focused on selling our assets in an orderly manner. We are not actively seeking to purchase additional properties. The primary objective of our business plan is to continue to sustain and enhance the property values through additional leasing or capital expenditures, where necessary, while identifying and implementing disposition strategies for the remaining properties in our portfolio. Properties may be sold individually or as a portfolio. There can be no assurance that future dispositions will occur as planned, or if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval before liquidating our entire portfolio.
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
Investment Policies
We have invested in commercial properties, such as office, retail, multifamily, industrial, hospitality, and recreation and leisure properties that were initially identified as opportunistic and value-add investments with significant possibilities for capital appreciation due to their property specific characteristics or their market characteristics. We have disposed of 15 of our original portfolio assets through December 31, 2015. We are in our disposition phase and our board of directors is considering the orderly disposition of our assets or other appropriate exit strategy in the best interest of our stockholders. We can make no assurances as to the timing in which we will complete this process. Economic or market conditions may cause us to hold our investments for longer periods of time or sell an investment at a lower than anticipated price.
Our real estate investments are held in fee title or a long-term leasehold estate through the Operating Partnership or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of Behringer Opportunity Advisors I or other persons.
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

Disposition Policies
We are in our disposition phase and are focused on selling our assets in an orderly manner. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:

•	the property's current and expected future performance;

•	potential opportunities to increase revenues and property values;

•	capital required to maintain the property; and

•	the estimated value we may receive by selling the property.
We may sell an asset before the end of the expected holding period if we believe that market conditions have maximized its value to us or the sale of the asset would otherwise be in the best interests of our shareholders.
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
Competition
We are subject to significant competition in seeking tenants for the leasing of our properties and buyers to purchase our properties. In addition, as we seek to dispose of properties, we suffer from a lack of demand for opportunistic asset types such as land and development properties. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. We also face competition from other real estate investment programs for buyers and tenants that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or the Advisor.
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

Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions during the years ended December 31, 2015 and 2014.
Significant Tenants
As of December 31, 2015, we had one lease that accounted for 10% or more of our aggregate annual rental revenue from our consolidated office properties. Northborough Tower, a single-tenant office building, accounted for $5.7 million, or 40%, of our aggregate annual rental revenue from our consolidated office properties, and 11% of our total revenues, excluding revenues for Las Colinas Commons, which was classified as real estate held for sale as of December 31, 2015. During the third quarter of 2015, Northborough Tower’s single tenant vacated the building. The tenant’s lease does not expire until April 2018, and the tenant has continued to make its monthly rental payment. We did not pay the outstanding principal balance of the loan at maturity, January 11, 2016, which constituted an event of default. The cash management agreement provides that upon an event of default, the lender can cause all funds in the property account, consisting primarily of tenant rental payments, to be deposited into a lender-controlled and administered bank account to be applied to the outstanding principal balance. In December 2015, the lender exercised its right to control the operating funds of the property. The lender has been funding the operations of the property from the tenant rental funds and indicated they expect to continue to do so. The loan is non-recourse to the Company and we have been in discussions with the lender’s special servicer to transfer the asset to the lender. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. On March 15, 2016, we received notice that Northborough Tower had been posted for foreclosure on April 5, 2016. The balance of the nonrecourse debt, secured by Northborough, was $18.5 million at December 31, 2015. The carrying value of the asset was $15.2 million at December 31, 2015.
See Item 2, Properties for additional information on our office building leases.
The following table presents information about our significant tenant lease at our consolidated office properties as of December 31, 2015, excluding Las Colinas Commons, which was classified as real estate held for sale at December 31, 2015:

				% of Rentable Office Sq. Ft. Leased	Annualized Base Rent Statistics(1)
Tenant	Property	Tenant Industry	Square Feet		Annualized Base Rent (in 000s)	% of Office Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration
Noble Energy, Inc.(2)	Northborough Tower	Crude Petroleum and Natural Gas Extraction	204,779	36%	$5,836	40%	$28.50	4/30/2018
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

(2)
During the third quarter of 2015, Northborough Tower’s single tenant vacated the building. The tenant’s lease does not expire until April 2018, and the tenant has continued to make its monthly rental payment. We did not pay the outstanding principal balance of the debt secured by Northborough at maturity, January 11, 2016, which constituted an event of default. The cash management agreement provides that upon an event of default, the lender can cause all funds in the property account, consisting primarily of tenant rental payments, to be deposited into a lender-controlled and administered bank account to be applied to the outstanding principal balance. In December 2015, the lender exercised its right to control the operating funds of the property.

Employees
We have no employees. The Advisor and other affiliates of Behringer perform a full range of real estate services for us, including acquisitions, dispositions, accounting, legal, asset management, property management, and investor relations services.
We are dependent on affiliates of Behringer for services that are essential to us, including asset disposition decisions, property management, and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

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
Our charter required that we seek stockholder approval of our liquidation if our shares were not listed for trading on a national securities exchange by December 2013, the sixth anniversary of the termination of our initial public offering, unless a majority of our board of directors, including a majority of our independent directors, vote to extend the deadline. Following our 2012 annual meeting of stockholders, our board of directors met and voted to extend the deadline by which we must list or liquidate to June 30, 2020, subject to the ability to further defer this deadline upon the approval of the majority of the board of directors, including a majority of the independent directors. We can provide no assurances as to when we may seek to provide our stockholders with a liquidity event.
We may not successfully implement our exit strategy, in which case you may have to hold your investment for an indefinite period.
Our primary investment objectives are to focus on the disposition of the properties remaining in our portfolio, while continuing to is preserve capital and sustain and enhance property value. However, we are under no obligation to complete a disposition process within a specified time period and market conditions and other factors could delay our ability to dispose of the assets remaining in our portfolio. If we are not successful in implementing our exit strategy, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily and could suffer losses on your investment.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On November 10, 2014, pursuant to the Amended and Restated Policy for Estimation of Common Stock Value, the Valuation Policy, our board of directors approved an estimated per share value of the Company’s common stock as of October 31, 2014 of $3.58, as described under “Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities-Market Information” included in Part II, Item 5 herein. The value per share was based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. This was our most recent estimated share valuation (“ESV”). The ESV did not take into account property selling costs, our liquidation costs, or the challenging market conditions that have occurred since those assets were valued. Given these factors, we estimate that any distribution will be less than $3.58 per share. There is no assurance of the extent to which the estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by us or otherwise.
The ESV was based upon consultation with the Advisor and an independent, third party valuation and advisory firm engaged by us, using what the board of directors deems to be appropriate valuation methodologies and assumptions under current circumstances in accordance with the Valuation Policy.

We provided this estimated value per share to assist broker-dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules with respect to customer account statements. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may prove later to be inaccurate or incomplete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our board’s estimated value per share. The estimated per share value determined by our board of directors neither represents the fair value according to generally accepted accounting principles in the United States (“GAAP”) of our assets less liabilities, nor does it represent the amount our shares would trade at on a national securities exchange or the amount a stockholder would obtain if he tried to sell his shares or if we liquidated our assets. The Company can give no assurance that the methodologies used to estimate the Company’s value per share would be acceptable to FINRA or under ERISA for compliance with their respective reporting requirements.
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, as of October 31, 2014, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Market Information.”
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
In August 2012, TIER REIT, Inc. (“TIER REIT”) (f/k/a Behringer Harvard REIT I, Inc.), a mature program sponsored by Behringer, completed a transition to self-management. In June 2015, TIER REIT terminated its administrative services agreement with Behringer and exercised a buy-out option with respect to its property management agreement. As a result, TIER REIT no longer pays Behringer any fees. Monogram Residential Trust, Inc. (f/k/a Behringer Harvard Multifamily REIT I, Inc.) (“Monogram”), another public program sponsored by Behringer, completed a transition to a self-managed structure in June 2014 and as of June 2015, Behringer no longer receives any fees from Monogram.
Going forward, Behringer expects to rely on revenue from those service relationships, its current resources, including amounts received by Behringer as a result of and in connection with the self-management transactions described above, its balance sheet, and fee income from us and Behringer Harvard Opportunity REIT II, Inc., a mature program sponsored by Behringer that reported $343.8 million of assets as of December 31, 2015, and other investment funds advised by Behringer. If Behringer’s income and other resources are inadequate to cover its operating expenses, Behringer may need to secure additional capital or it may become unable to meet its obligations or it may be forced to scale back its operations and may not be able to continue to provide the same level of service that we have received to date. If this occurs, we might be required to find alternative service providers, which could result in a significant disruption of our business and may adversely affect the value of your investment in us. Further, given the non-solicitation agreements we have with our Advisor and property manager, it would be difficult for us to utilize any current employees that provide services to us.
If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.
Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, of us, our Advisor and its affiliates, including Thomas P. Kennedy, Michael D. Cohen, Lisa Ross and Terri Warren Reynolds, each of whom would be difficult to replace. We do not have employment agreements with our executive officers and other key personnel, and we cannot guarantee that they will remain affiliated with us. Also, our executive officers and key personnel do not have employment agreements with our Advisor, and we cannot guarantee that such persons will remain affiliated with our Advisor. The departure of any of our current executive officers or key personnel could cause our operating results to suffer. We do not intend to separately maintain key person life insurance on any of our key personnel.
Further, we believe that our future success depends, in large part, upon our Advisor’s and its affiliates’ ability to hire and retain highly skilled managerial and operational personnel. Competition for persons with these skills is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel.

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
We are restricted in our ability to replace our property manager, an affiliate of our Advisor.
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
Payment of fees and reimbursement of expenses to our Advisor and its affiliates will reduce cash available for funding our operating activities.
Our Advisor and its affiliates perform services for us in connection with the management and leasing of our properties, and the administration of our other investments and the disposition of our assets. They are paid substantial fees for these services. These fees and expense reimbursements reduce the amount of cash available for funding our operating activities.
Your percentage interest in Behringer Harvard Opportunity REIT I will be reduced if we issue additional shares.
Stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 400,001,000 shares of capital stock, of which 350,000,000 shares are designated as common stock, 1,000 shares are designated as convertible stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of capital stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Stockholders will likely experience dilution of their equity investment in us in the event that we (i) sell additional shares in the future, (ii) sell securities that are convertible into shares of our common stock, (iii) issue shares of our common stock in a private offering of securities to institutional investors, (iv) issue shares of common stock upon the conversion of our convertible stock, (v) issue shares of our common stock upon the exercise of any options granted to our independent directors or employees of our Advisor and HPT Management or their affiliates, (vi) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory management agreement, or (vii) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of the Operating Partnership. In addition, the partnership agreement for the Operating Partnership contains provisions which would allow, under certain circumstances, other entities, including other Behringer-advised programs, to merge into or cause the exchange or conversion of their interest for interests of the Operating Partnership. Because the limited partnership interests of the Operating Partnership may be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. You should not expect to be able to own a significant percentage of our shares.
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

Volatility in the financial markets and challenging economic conditions may continue to adversely impact aspects of our operating results and operating condition.
Our business may continue to be affected by market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. These challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, adverse economic conditions may have many consequences including, but not limited to, these listed below:

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
We have purchased real estate assets located outside the United States and have made mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States. As of December 31, 2015, we have two foreign investments remaining, an ownership interest in a noncontrolling unconsolidated joint venture with 18 properties and our Royal Island investment. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States.
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
We have equity investments in real estate development projects. Our return on these investments is dependent upon the projects being completed successfully. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. Our Advisor may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. If we are unable to manage these risks effectively, our results of operations and financial condition will be adversely affected.
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be able to sustain or enhance the value of our real estate properties.
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
Because other Behringer-advised real estate programs use investment strategies that are similar to ours, our executive officers, our Advisor and its executive officers face conflicts of interest relating to the leasing and disposition of properties, and such conflicts may not be resolved in our favor.
There may be periods during which one or more Behringer-advised programs are seeking to dispose of similar properties and other real estate-related investments. As a result, we may be trying to sell our properties and other real estate-related investments at the same time as one or more of the other Behringer-advised programs managed by officers and employees of our Advisor and/or its affiliates, and these other Behringer-advised programs may use disposition strategies that are similar to ours. Our executive officers and the executive officers of our Advisor are also the executive officers of other Behringer-advised REITs and their advisors, the general partners of Behringer-advised partnerships and/or the advisors or fiduciaries of other Behringer-advised programs, and these entities are and will be under common control. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of advisors and managers of other Behringer-advised programs decide whether to pursue a specific buyer of real estate on our behalf or on behalf of another Behringer-advised program or affiliate of our Advisor, which may have a disposition strategy that is similar to ours. In addition, we have acquired properties in geographic areas where other Behringer-advised programs own properties. If one of the other Behringer-advised programs attracts a tenant for which we are competing, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.

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
Our Advisor and its affiliates, including our property manager, are entitled to substantial fees from us under the terms of our advisory management agreement and property management agreement. These fees could influence our Advisor’s advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	continuing, renewing, or enforcing our agreements with our Advisor and its affiliates, including the advisory management agreement and the property management agreement;

•	property sales, which reduce the asset management fees payable to our Advisor;

•	borrowings to refinance our existing indebtedness, which increases the debt financing fees payable to our Advisor; and

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the Advisor is reimbursed by us for the related salaries and benefits.
The fees our Advisor received in connection with transactions involving the purchase of an asset and the management of an asset are based on the cost of the investment, including the amount expended for the development, construction, and improvement of each asset, and not based on the quality of the investment or the quality of the services rendered to us. This may have influenced our Advisor to recommend riskier transactions to us.
Our Advisor's executive officers and key personnel and the executive officers and key personnel of Behringer-affiliated entities that conduct our day-to-day operations face competing demands on their time, and this may cause our investment returns to suffer.
We rely upon the executive officers of our Advisor and the executive officers and employees of Behringer-affiliated entities to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other Behringer-advised programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.
Our officers face conflicts of interest related to the positions they hold with entities affiliated with our Advisor, which could diminish the value of the services they provide to us.
Certain of our executive officers are also officers of our sponsor Behringer, our Advisor, our property manager, and other entities affiliated with our Advisor, including the advisors and fiduciaries to other Behringer-advised programs. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) management of time and services between us and the other entities, (ii) the timing and terms of the sale of an asset, (iii) development of our properties by affiliates of our Advisor, (iv) compensation to our Advisor, and (v) our relationship with our property manager. If we do not successfully implement our business strategy, we may be unable to maintain or increase the value of our assets.
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
We continually evaluate our liquidity and ability to fund future operations and debt obligations. During the third quarter of 2015, Northborough Tower’s single tenant vacated the building. The tenant’s lease does not expire until April 2018, and the tenant has continued to make its monthly rental payment. The cash management agreement provides that upon an event of default, the lender can cause all funds in the property account to be deposited into a lender-controlled and administered bank account. In December 2015, the lender exercised its right to control the operating funds of the property.
We have been actively marketing the Northborough Tower property for sale; however, we have not received any offers above the loan balance. The outstanding principal balance of the loan as of December 31, 2015 is approximately $18.5 million. The loan matured on January 11, 2016. We did not pay the outstanding principal balance of the loan at maturity, which constituted an event of default. As a result of the maturity default, the lender may apply all tenant rental payments towards the outstanding balance of the debt. In December 2015, the lender exercised its right to control the operating funds of the property. The lender has been funding the operations of the property from the tenant rental funds and indicated they expect to continue to do so. The loan is non-recourse to the Company and we have been in discussions with the lender’s special servicer to transfer the asset to the lender. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. On March 15, 2016, we received notice that Northborough Tower had been posted for foreclosure on April 5, 2016.
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
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. During the third quarter of 2015, the sole tenant of Northborough Tower, Noble Energy, which accounts for 11% of our total revenues in 2015, excluding Las Colinas Commons which was classified as held for sale at December 31, 2015, vacated the building. However, their lease runs until April 2018 and the tenant has continued to make its monthly rental payment. We have been actively marketing the Northborough Tower property for sale; however, we have not received any offers above the loan balance. The outstanding principal balance of the loan as of December 31, 2015 is approximately $18.5 million. The loan matured on January 11, 2016. We did not pay the outstanding principal balance of the loan at maturity, which constituted an event of default. As a result of the maturity default, the lender may apply all tenant rental payments towards the outstanding balance and may initiate foreclosure proceedings, sell the property, or have a receiver appointed to operate the property. In December 2015, the lender exercised its right to control the operating funds of the property. The lender has been funding the operations of the property from the tenant rental funds and indicated they expect to continue to do so. The loan is non-recourse to the Company and we have been in discussions with the lender’s special servicer to transfer the asset to the lender. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. On March 15, 2016, we received notice that Northborough Tower had been posted for foreclosure on April 5, 2016.

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
We have entered into joint ventures with third parties for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

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
We have invested in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder's ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder's failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder's control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. Substantial capital obligations could delay our ability to make distributions. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of a property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
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
At any one time, a significant portion of our consolidated investments could be in one property class or concentrated in one or several geographic regions. The following excludes Las Colinas Commons which was classified as real estate held for sale as of December 31, 2015 and the mineral rights we received in 2015 of less than $0.1 million. For the year ended December 31, 2015, 60%, 32% and 8% of our total revenues were derived from properties in Missouri, Texas and Colorado, respectively. Additionally, 68%, 28% and 4% of our total revenues for the year ended December 31, 2015 were from our three asset types, hotel, office building, and multifamily, respectively. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults by our tenants within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
In particular, two of our office buildings, Northborough Tower and Northpoint Central, are located in the Greenspoint submarket in Houston, Texas. Demand for commercial properties in this submarket is weak due to several large blocks of space that became available as large scale users have vacated the submarket. With the uncertainty created from these relocations as well as the current volatility within the energy sector, and the limited number of office building transactions, it is difficult to underwrite commercial assets in this submarket. During the year ended December 31, 2014, we recorded a non-cash impairment charge for Northborough Tower. During the year ended December 31, 2015, we recorded non-cash impairment charges on our Northborough Tower and Northpoint Central office buildings. See Note 4, Assets and Liabilities Measured at Fair Value, for information on impairment charges recorded during the years ended December 31, 2015, 2014 and 2013. For the year ended December 31, 2015, 27% of our total revenues, without consideration of tenant contraction or termination rights and excluding Las Colinas Commons, which was classified as held for sale as of December 31, 2015, were derived from our office buildings, which are all located in Texas. Further, Northborough Tower serves as security for a non-recourse mortgage that we assumed in connection with our 2008 acquisition of Northborough Tower. The mortgage loan matured on January 11, 2016. We did not repay the loan at maturity, which constituted an event of default. We have been in discussions with the lender’s special servicer to transfer the asset to the lender. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. On March 15, 2016, we received notice that Northborough Tower had been posted for foreclosure on April 5, 2016. Northborough Tower, a single-tenant office building, accounted for $5.7 million, or 40%, of our aggregate annual rental revenue from our consolidated office properties, and 11% of our total revenues, excluding revenues for Las Colinas Commons, which was classified as real estate held for sale as of December 31, 2015. Chase Park Plaza Hotel, which is located in Missouri, accounted for 61% of our total revenues, without consideration of tenant contraction or termination rights and excluding Las Colinas Commons, which was classified as held for sale as of December 31, 2015.
Concerns regarding the European debt crisis and other geopolitical issues and market perceptions concerning the instability of the Euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the Euro entirely, could adversely affect our business, results of operation and financing.
We own a joint venture interest in a portfolio of Central European properties located in the Czech Republic and Poland. Concerns persist with respect to the sovereign debt situation of several countries, including Greece, Ireland, Italy, Spain and Portugal, which together with the risk of contagion to other more financially stable countries, has also raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Concern over such uncertainties has been exacerbated in recent months by other geopolitical issues that may affect the Eurozone. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our joint venture investment in Central Europe.
In addition, we currently hold assets that are denominated in Euros. Further deterioration in the Eurozone economy could have a material adverse effect on the value of our investment in such assets and amplify the currency risks faced by us.
If any country were to leave the Eurozone, or if the Eurozone were to break up entirely, the treatment of debt obligations previously denominated in Euros is uncertain. A number of issues would be raised, such as whether obligations that are expressed to be payable in Euros would be re-denominated into a new currency. The answer to this and other questions is uncertain and would depend on the way in which the break-up occurred and also on the nature of the transaction; the law governing it; which courts have jurisdiction in relation to it; the place of payment; and the place of incorporation of the payor. If we were to hold any investments in Euros at the time of any Eurozone exits or break-up, this uncertainty and potential re-denomination could have a material adverse effect on the value of our investments and the income from them.
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

General economic conditions and discretionary consumer spending may affect certain properties we have acquired and lower the return on your investment.
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
Adverse weather conditions may influence revenues at our hospitality properties. These adverse weather conditions include heavy snowfall (or lack thereof), hurricanes, tropical storms, high winds, heat waves, frosts, drought (or merely reduced rainfall levels), excessive rain, and floods. For example, adverse weather could reduce the number of people that visit our properties. Certain properties may be susceptible to damage from weather conditions such as hurricanes, which damage (including but not limited to property damage and loss of revenue) is not generally insurable at commercially reasonable rates. Poor weather conditions could also disrupt operations at properties we own and may adversely affect both the value of our investment in a property and the ability of our tenants and operators to make their scheduled rent payments to us.
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

Risks Related to Our Operations
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs which may result in us sustaining losses.
The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be certain that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses to us.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate, (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) to manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above, and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
There can be no assurance that the direct or indirect effects of the Dodd-Frank Act and other applicable non-U.S. regulations will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Act imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, subject to an exception under the Dodd-Frank Act for end-users of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. In addition, to the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.
Potential reforms to Fannie Mae and Freddie Mac could adversely affect us.
There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders to buyers of multifamily real estate. Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities and any changes to their mandates, further reductions in their size or the scale of their activities, or loss of their key personnel could have a significant impact on us and may, among other things, adversely affect values for multifamily assets, interest rates, capital availability, and potential sales of multifamily communities which in turn could adversely affect our ability to dispose of our multifamily assets. Fannie Mae's and Freddie Mac's regulator has set overall volume limits on most of Fannie Mae's and Freddie Mac's lending activities. The regulator in the future could require Fannie Mae and Freddie Mac to focus more of their lending activities on small borrowers or properties the regulator deems affordable, which may or may not include our assets, which could also adversely impact us.
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
If we own too many properties through one or more of our TRSs, then we may lose our status as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. As a REIT, the value of the stock we hold in all of our TRSs may not exceed 25% (20% for taxable years after 2017) of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% (or 20%, as applicable) of the value of total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interests to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% (or 20%, as applicable) of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year. We will use all reasonable efforts to structure our activities in a manner intended to satisfy the requirements for our continued qualification as a REIT. Our failure to continue to qualify as a REIT would adversely affect your return on your investment.
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
Even if we qualify and maintain our status as a REIT, we may become subject to federal and state taxes. For example, if we have net income from a "prohibited transaction," such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes, including potentially the "margin tax" in the State of Texas, on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes paid by us will reduce our cash available.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General
As of December 31, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet, including Las Colinas Commons which is classified as held for sale in our consolidated balance sheet. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that is accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
 The following table presents certain information about our consolidated properties as of December 31, 2015:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired	Occupancy at December 31, 2015	Occupancy at December 31, 2014	Effective Annual Rent per Square Foot/Unit as of December 31, 2015(1)	Effective Annual Rent per Square Foot/Unit as of December 31, 2014(1)
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	100%(2)	2006	69%(3)	69%(3)	n/a	n/a
Frisco Square	Frisco, Texas	(4)	mixed-use development (multifamily, retail, office, restaurant and land)	(4)	2007	(5)	(5)	(6)	(6)
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007	96%	97%	21.74	22.07
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	94%	2007	55%(3)	56%(3)	n/a	n/a
Northborough Tower(7)	Houston, Texas	207,000	14-story office building	100%	2008	(7)	100%	(7)	26.68
Royal Island(8)	Commonwealth of Bahamas	—	land	87%	2012	n/a	n/a	n/a	n/a
Real Estate Held for Sale
Las Colinas Commons(9)	Irving, Texas	239,000	3-building office complex	100%	2006	60%	74%	16.02	15.46
_______________________________________________________________________________

(1)	Effective Annual Rent is calculated using leases in place as of December 31 and takes into account any rent concessions.

(2)	On August 5, 2014, we received the 5% interests of Chase Park Plaza Hotel and Chase — The Private Residences held by Kingsdell, L.P. and now own 100% of the entities.

(3)	Hospitality property occupancy is a 12-month average occupancy.

(4)
Our Frisco Square mixed-use development consists of 101,000 square feet of office space, 71,000 square feet of retail, a 41,500 square foot movie theater, 114 multifamily units, approximately 27 acres of land which we own 100% and a 3.4 acre multifamily project in development in which we own a 90% interest.

(5)	Occupancy for retail, office, and restaurant was 85% and 92% at December 31, 2015 and 2014, respectively. Occupancy for multifamily was 96% and 91% at December 31, 2015 and 2014, respectively.

(6)
Effective annual rent per square foot for retail, office, and restaurant was $21.83 and $21.58 at December 31, 2015 and 2014, respectively. Effective annual rent per unit for multifamily was $14,607 and $14,132 at December 31, 2015 and 2014, respectively.

(7)
During the third quarter of 2015, Northborough Tower's single tenant vacated the building. The tenant's lease does not expire until April 2018, and the tenant has continued to make its monthly rental payment. We did not pay the outstanding principal balance of the loan at maturity, January 11, 2016, which constituted an event of default. The cash management agreement provides that upon an event of default, the lender can cause all funds in the property account, consisting primarily of tenant rental payments, to be deposited into a lender-controlled and administered bank account to be applied to the outstanding principal balance. In December 2015, the lender exercised its right to control the operating funds of the property.

(8)
Our initial investment in Royal Island was made in May 2007. We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

(9)	As of December 31, 2015, Las Colinas Commons was classified as real estate held for sale on our consolidated balance sheet. We sold the investment on February 2, 2016.

Three of our consolidated properties represented 10% or more of our 2015 total revenue: Chase Park Plaza at 57%; Frisco Square at 13%; and Northborough Tower at 10%.
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
The following table shows the total revenue of our real estate portfolio for the properties we consolidate in our financial statements as of December 31, 2015, including revenues generated from tenant reimbursements:

Property	Description	2015 Revenue (in 000s)	Percentage of 2015 Revenue
Chase Park Plaza	Hotel and condominium development property	$31,400	57%
Frisco Square	Mixed-use development (multifamily, retail, office, restaurant and land)	7,230	13%
Northpoint Central	9-story office building	4,099	7%
The Lodge & Spa at Cordillera	Land, hotel and development property	4,260	8%
Northborough Tower	14-story office building	5,652	10%
Total, excluding held for sale property and mineral rights		$52,641	95%
Las Colinas Commons(1)	3-building office complex	2,721	5%
Mineral rights(2)		29	—%
Total revenues(3)		$55,391	100%
____________________________________________________

(1)	Las Colinas Commons office building was classified as held for sale at December 31, 2015. We sold the office building on February 2, 2016.

(2)	We retained the mineral rights on 4950 S. Bowen Road, an investment in land, which we sold in 2013. Amount represents funds received for mineral rights in 2015.

(3)	Royal Island is excluded from the table as the asset produced no revenue in 2015.

Geographic Diversification
The following table shows the geographic diversification of our real estate portfolio for those properties we consolidate in our financial statements as of December 31, 2015. This table does not include revenues generated from tenant reimbursements. See footnote (1) below:

Location	2015 Revenue(1)(2) (in 000s)	Percentage of 2015 Revenue
Missouri	$31,381	61%
Texas	15,669	31%
Colorado	4,255	8%
	$51,305	100%
____________________________________________________________________

(1)
2015 revenue represents contractual base rental income of our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

(2)	Revenue of $2.6 million for Las Colinas Commons, located in Texas, our held for sale property at December 31, 2015, is not included in the table.
Future Lease Payments Table
The following table presents the future minimum base rental payments of our office properties due to us over the next ten years from our consolidated office properties as of December 31, 2015 (in thousands):

Year	Future Minimum Base Rental Payments(1)
2016	$13,165
2017	11,954
2018	5,312
2019	3,751
2020	2,994
2021	2,364
2022	1,913
2023	1,511
2024	976
2025	957
Thereafter	660
Total	$45,557
_____________________________________

(1)	Excludes leases at our Las Colinas Commons office building which was classified as held for sale at December 31, 2015. We sold the property on February 2, 2016.

Portfolio Lease Expirations
The following table presents lease expirations at our consolidated office properties as of December 31, 2015:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent(1)(2) (in 000s)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Portfolio Rentable Sq. Ft. Expiring
2016	10	$1,774	12%	69,010	12%
2017	7	1,697	11%	74,542	13%
2018	12	6,856	47%	245,710	44%
2019	9	1,016	7%	39,169	7%
2020	6	674	4%	24,214	4%
2021	3	724	5%	30,801	5%
2022	—	—	—%	—	—%
2023	5	901	6%	30,851	5%
2024	1	76	1%	2,819	1%
2025	1	684	5%	41,464	7%
Thereafter	1	273	2%	8,279	2%
Total	55	$14,675	100%	566,859	100%
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

(2)	Excludes leases at our Las Colinas Commons office building which was classified as held for sale at December 31, 2015.
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
Determination of Estimated Per Share Value
On November 10, 2014, pursuant to the Amended and Restated Policy for Estimation of Common Stock Value, our board of directors met and established an estimated per share value of the Company’s common stock as of October 31, 2014 of $3.58. The value per share was based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2014. This was our most recent estimated share valuation. That ESV did not take into account property selling costs, liquidation costs of the Company, or the challenging market conditions that have occurred since those assets were valued. Given these factors, we estimate that the final distribution will be less than $3.58 per share. There is no assurance of the extent to which the estimated valuation should be relied upon for any purpose after its effective date regardless that it may be published on any statement issued by the Company or otherwise. We are in our disposition phase and our board of directors is considering the orderly disposition of our assets or other appropriate exit strategy in the best interest of our stockholders. We can make no assurances as to the timing in which we will complete this process; economic or market conditions may cause us to hold our investments for longer periods of time or sell an investment at a lower than anticipated price.
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
Capright has acted as a valuation advisor to the Company in connection with this assignment. The compensation paid to Capright in connection with this assignment was not contingent upon the successful completion of any transaction or conclusion reached by Capright. Capright has rendered valuation advisory services to another Behringer-advised investment programs during this year for which it received usual and customary compensation. Capright may be engaged to provide financial advisory services to the Company, its Advisor or other Behringer-advised investment programs or their affiliates in the future.
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
Our estimated value per share was calculated by aggregating the value of our assets, subtracting the value of our liabilities, and dividing the net total by the fully-diluted common stock outstanding. Our estimated value per share was effective as of October 31, 2014.
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

Allocation of Estimated Value
As of October 31, 2014, we were invested in nine assets. As of November 11, 2013, we were invested in ten assets. We excluded Royal Island from the allocations in 2014 and 2013 as it was valued at less than the amount of its nonrecourse debt and liabilities. Therefore, we did not attribute any value to this property in the Company’s estimate of value. The following was our estimated per share value allocated among our asset types:

	October 31, 2014	November 11, 2013
	Estimated	Estimated
Description	Value per Share	Value per Share
Consolidated real estate properties (1)	$5.14	$4.60
Unconsolidated joint venture (2)	0.21	0.28
Construction in Progress	0.12	—
Mezzanine loan investment	—	—
Mortgage debt (3)	(2.49)	(2.25)
Other assets and liabilities	0.61	0.49
Noncontrolling interests	(0.01)	(0.04)
Estimated net asset value per share	3.58	3.08
Estimated enterprise value premium	—	—
Total estimated value per share (4)	$3.58	$3.08

(1)	The following are the key assumptions (shown on a weighted average basis) which are used in the discounted cash flow models to estimate the value of the real estate assets.

	Office Buildings	Hotels	Mixed-Use
Exit capitalization rate	8.29%	8.00%	7.31%
Discount rate	9.05%	10.00%	8.14%
Annual market rent growth rate	3.00%	4.12%	3.00%
Average holding period	10.28 years	10.00 years	10.27 years

(2)	The following is the key assumption (shown on a weighted average basis) which is used in the direct capitalization method in order to estimate the value of our unconsolidated joint venture investment:

Direct capitalization rate	8.56%

(3)	Notes payable net of $(906,000) mark-to-market adjustment.

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

	Change in Estimated Value per Share
	Increase of 25 basis points	Decrease of 25 basis points
Capitalization rate	$(0.18)	$0.20
Discount rate*	$(0.07)	$0.08
* Discount rate calculation does not include Central Europe properties

Historical Estimated Values per Share

The historical reported estimated values per share of the Company's common stock approved by the board of directors are set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission

$3.58	October 31, 2014	Quarterly Report on Form 10-Q, filed November 12, 2014
$3.08	November 11, 2013	Quarterly Report on Form 10-Q, filed November 14, 2013
$3.58	December 14, 2012	Current Report on Form 8-K, filed December 20, 2012
$4.12	December 20, 2011	Current Report on Form 8-K, filed December 28, 2011
$7.66	January 10, 2011	Current Report on Form 8-K, filed January 14, 2011
$8.03	January 8, 2010	Current Report on Form 8-K, filed January 15, 2010
$8.17	June 22, 2009	Current Report on Form 8-K, filed June 22, 2009
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

Holders
As of February 29, 2016, we had 56,500,472 shares of common stock outstanding held by a total of approximately 20,829 stockholders.
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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions during the years ended December 31, 2015 and 2014.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our equity compensation plans as of December 31, 2015:

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
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2015.
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
As of December 31, 2011, we were invested in 17 assets, eight of which were consolidated in our continuing operations. We were the mezzanine lender for one multifamily property which, prior to January 1, 2010, we consolidated as the primary beneficiary of the variable interest entity ("VIE"). In addition, we had noncontrolling, unconsolidated ownership interests in two properties and one investment in a joint venture consisting of 22 properties that were accounted for using the equity method. During the year ended December 31, 2011, we sold four of our wholly owned properties. The property in one of our unconsolidated joint ventures was sold in December 2011.
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
As of December 31, 2015, we were invested in eight assets, seven of which were consolidated, including Las Colinas Commons, which is classified as real estate held for sale in our consolidated balance sheet. We had an unconsolidated ownership interest in a joint venture consisting of 18 properties that is accounted for using the equity method. During the year ended December 31, 2015, we did not have any dispositions of our real estate investments. We sold three properties in our unconsolidated joint venture during 2015, one in February, one in July, and one in October.
Accordingly, the following selected financial data may not be comparable. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 in this Annual Report on Form 10-K.
The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts):

	As of December 31,
	2015	2014	2013	2012	2011
Total assets	$307,802	$314,492	$322,120	$366,452	$531,179
Long-term debt obligations	$155,547	$153,556	$138,085	$138,863	$265,857
Other liabilities	45,510	26,898	24,665	53,997	35,379
Noncontrolling interest (1)	996	617	2,372	1,364	7,593
Total Behringer Harvard Opportunity REIT I, Inc. equity	105,749	133,421	156,998	172,228	222,350
Total liabilities and equity	$307,802	$314,492	$322,120	$366,452	$531,179
_____________________________________

(1)
Other liabilities as of December 31, 2015 of $45.5 million includes obligations associated with real estate held for sale of $15 million related to the sale of Las Colinas Commons. Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 is $11.3 million. Under the terms of the loan, the lender requires a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount is used to reduce Northpoint Central's loan balance. We have reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Revenues	$55,391	$55,487	$55,068	$42,004	$37,311
Loss from continuing operations(1)	(25,574)	(24,420)	(23,445)	(62,286)	(85,540)
Income (loss) from discontinued operations(2)	—	—	3,985	5,728	(9,920)
Gain on sale of real estate	—	476	86	—	1,334
Net loss	(25,574)	(23,944)	(19,374)	(56,558)	(94,126)
Add: Net loss (income) attributable to the noncontrolling interest(3)	386	414	(882)	3,782	5,518
Net loss attributable to common stockholders	(25,188)	(23,530)	(20,256)	(52,776)	(88,608)
Basic and diluted loss per share	$(0.45)	$(0.42)	$(0.36)	$(0.93)	$(1.57)
Distributions declared per share	$—	$—	$—	$—	$(0.17)
_______________________________________________________________________________

(1)
Loss from continuing operations includes impairments of $11.6 million, $9.4 million, $0.4 million, $7.3 million, and $12.7 million in the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively. In addition, we recorded impairments on our condominium inventory of $0.7 million, $0.3 million, $12.2 million and $5.9 million in 2015, 2013, 2012, and 2011, respectively.

(2)
Income (loss) from discontinued operations includes impairments of $0.3 million, $1.3 million, and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Income (loss) from discontinued operations includes gain on sales of $12 million and $0.8 million in the years ended December 31, 2012 and 2011, respectively.

(3)
As of December 31, 2015, noncontrolling interest consists of the noncontrolling ownership interests in real estate properties that we consolidate; The Lodge & Spa at Cordillera, Royal Island and The Ablon at Frisco Square. Effective August 5, 2014, we have a 100% ownership interest in Chase Park Plaza Hotel. Prior to August 5, 2014, we owned a 95% interest in the property.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto.
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
We are externally managed and advised by the Advisor, a Texas limited liability company. The Advisor is responsible for managing our day-to-day affairs and for identifying and making dispositions on our behalf.
As of December 31, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our financial statements, including our Las Colinas Commons office building, which is classified as held for sale in our consolidated balance sheet. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that is accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Texas, the Commonwealth of The Bahamas, the Czech Republic, and Poland. On August 18, 2015, we executed a consent and release agreement for the owner of Alexan Black Mountain to sell the multifamily property that was security for our mezzanine loan investment. The sale of the asset closed on August 19, 2015. We received less than $0.1 million for executing the consent. Our mezzanine loan, which was fully reserved, was retired and the proceeds were recorded as other income.

Liquidity and Capital Resources
Liquidity Demands
Our primary objectives are to focus on the disposition of the properties remaining in our portfolio, while continuing to preserve capital and sustain and enhance property values. Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion, thus providing needed liquidity to fund our remaining development activities, capital needs at certain properties and the Company's operations. Our cash balance at December 31, 2015 was $20.7 million.
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
 We continually evaluate our liquidity and ability to fund future operations and debt obligations. During the third quarter of 2015, Northborough Tower’s single tenant vacated the building. The tenant’s lease does not expire until April 2018, and the tenant has continued to make its monthly rental payment. The cash management agreement provides that upon an event of default, the lender can cause all funds in the property account, consisting primarily of tenant rental payments, to be deposited into a lender-controlled and administered bank account. In December 2015, the lender exercised its right to control the operating funds of the property.

We have been actively marketing the Northborough Tower property for sale; however, we have not received any offers above the loan balance. The carrying value of the asset at December 31, 2015 was $15.2 million. The outstanding principal balance of the loan was approximately $18.5 million at December 31, 2015. We did not pay the outstanding principal balance of the loan at maturity, January 11, 2016, which constituted an event of default. The lender has been funding the operations of the property from the tenant rental funds and has indicated they expect to continue to do so. The loan is non-recourse to the Company and we have been in discussions with the lender’s special servicer to transfer the asset to the lender. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. On March 15, 2016, we received notice that Northborough Tower had been posted for foreclosure on April 5, 2016.
In addition to our debt obligations, we consider lease expirations at our consolidated office properties and other factors in evaluating our liquidity.  Operating leases for our office buildings (excluding Las Colinas Commons which is classified as held for sale at December 31, 2015) representing less than 12% of annualized base rent and 12% of rentable square footage (effective annual rent per square foot of $25.71) will expire by the end of 2016.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  Further, it would adversely affect the value of the investment and reduce the proceeds we would receive upon the sale of the asset. In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to those regions or industries may result in defaults by a number of tenants within a short time period.  Any defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  Further, it would adversely affect the value of the investment and reduce the proceeds we would receive upon the sale of the asset. In particular, the Northborough Tower and Northpoint Central office buildings are located in the Greenspoint submarket in Houston, Texas. Demand for commercial properties in this submarket is weak due to several large blocks of space that became available as large scale users have vacated the submarket. With the uncertainty created from these relocations as well as the current volatility within the energy sector, and the limited number of office building transactions, it is difficult to underwrite commercial assets in this submarket. During the third quarter of 2015, we recorded non-cash impairment charges on our two office buildings located in Houston. See Note 4, Assets and Liabilities Measured at Fair Value, for information on impairment charges recorded in the third quarter of 2015. For the year ended December 31, 2015, excluding Las Colinas Commons (which is classified as assets held for sale at December 31, 2015) 27% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our office buildings, all of which are located in Texas. For the year ended December 31, 2015, excluding Las Colinas Commons, 11% and 61% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our Northborough Tower office building and Chase Park Plaza Hotel, respectively. As discussed above, we have been notified by the lender that Northborough Tower has been posted for foreclosure on April 5, 2016.
Strategic Asset Sales
As previously discussed, we are in our disposition phase. Our board of directors is considering the orderly disposition of our assets or other appropriate exit strategy in the best interest of our stockholders. The economic environment and limited availability of credit to buyers for opportunistic asset classes such as ours could delay or inhibit our ability to dispose of our properties in an orderly manner, or cause us to have to dispose of our properties for lower than anticipated sales prices.
There can be no assurance that future dispositions will occur as planned, or if they occur, that they will help us to meet our liquidity demands.  Once we anticipate selling all or substantially all of our assets, we will seek stockholder approval prior to liquidating our entire portfolio.
Our Las Colinas Commons office building is classified as real estate held for sale at December 31, 2015. We sold the investment on February 2, 2016 for a contract price of $14.3 million. On February 22, 2016 we sold the remaining condominium unit at Chase Park Plaza - The Private Residences for $2.5 million. We currently have Northpoint Central and Royal Island under contract for sale, however there are no assurances that we will complete these transactions.
.

Debt Financings
One of our principal short-term and long-term liquidity requirements is the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2015. Interest payments on variable rate debt are based on rates in effect as of December 31, 2015. The table does not represent any extension options (in thousands):

	Payments Due by Period(1)(2)(3)
	2016(4)	2017	2018	2019	2020	After 2020	Total
Principal payments—fixed rate debt	$35,010	$71,264	$—	$—	$—	$—	$106,274
Interest payments—fixed rate debt	5,523	2,220	—	—	—	—	7,743
Principal payments—variable rate debt	547	575	29,456	18,680	—	—	49,258
Interest payments—variable rate debt	1,601	1,590	729	276	—	—	4,196
Total(2)(3)	$42,681	$75,649	$30,185	$18,956	$—	$—	$167,471
_______________________________________________________________________________

(1)	Does not include less than $0.1 million of unamortized premium related to debt we assumed on our acquisition of Northborough.

(2)
Our debt secured by Las Colinas Commons is not included in the table as the investment is classified as held for sale at December 31, 2015. We sold the property on February 2, 2016. Las Colinas Commons and Northpoint Central were both borrowers under a loan that is scheduled to mature in May 2017. The Las Colinas Commons loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender requires a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount is used to reduce Northpoint Central's loan balance. We have reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.

(3)	Does not include assumptions for any available extension options.

(4)	The 2016 principal payments on fixed rate debt include the nonrecourse debt secured by Northborough Tower with a principal balance of $18.5 million at December 31, 2015.
Our nonrecourse debt secured by Northborough Tower, with an outstanding principal balance of $18.5 million at December 31, 2015, matured on January 11, 2016. See additional information regarding this loan above under Liquidity Demands.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of December 31, 2015, we believe we were in compliance with the debt covenants under our loan agreements.
We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, or the loans are refinanced or completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  To the extent we are unable to reach agreeable terms with respect to extensions or refinancings, we may not have the cash necessary to repay our debt as it matures, which could result in an event of default that could allow lenders to foreclose on the property in satisfaction of the debt, seek repayment of the full amount of the debt outstanding from us or pursue other remedies.
Each of our loans is secured by one or more of our properties. At December 31, 2015, interest rates on our notes payable, excluding interest rates on the debt secured by our Las Colinas Commons investment which was classified as held for sale, ranged from 2.9% to 15%, with a weighted average interest rate of approximately 5.4%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Northborough Tower, Frisco Square, Las Colinas Commons, and Northpoint Central investments require monthly payments of principal and interest. At December 31, 2015, our notes payable had maturity dates that ranged from January 2016 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $20.7 million on our consolidated balance sheet as of December 31, 2015), operating cash flow from properties, new borrowings and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.

As of December 31, 2015, restricted cash on the consolidated balance sheet of $8.9 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.
As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our property developments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.
Joint Venture Indebtedness
We have a noncontrolling, unconsolidated ownership investment in a joint venture consisting of 18 properties as of December 31, 2015. We exercise significant influence over, but do not control these entities, and therefore, the joint venture is accounted for using the equity method of accounting. As of December 31, 2015, the total amount of aggregate debt held by unrelated parties that was incurred by this joint venture was approximately $40.9 million (based upon the December 31, 2015 currency exchange).
The table below summarizes the outstanding debt of these properties as of December 31, 2015 ($ in thousands):

Property	Joint Venture Ownership %	Weighted Average Interest Rate (as of December 31, 2015)		Carrying Amount	Maturity Date
Central Europe Joint Venture	47.01%	2.89%	(1)	$40,894	(2)
_______________________________________________________________________________

(1)	Represents the weighted average interest rate of the various notes payable secured by the 18 properties in the Central Europe Joint Venture.

(2)
One loan totaling approximately $6.1 million of the notes payable has matured and the joint venture partner is in negotiations for an extension until the loan can be refinanced. Approximately $26.4 million of the loans mature in 2016, $6.4 million of the loans mature in 2017, and $2 million of the loans mature in 2018.

Market Outlook
Our financial and operating performance is dependent upon the demand for office, residential, retail, hotel and other commercial space in our markets. While domestically, the commercial real estate fundamentals such as vacancy, rent and absorption levels have improved in certain submarkets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments or changes in their business plans. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in lower commercial real estate valuations. Demand has yet to increase enough to drive significant development activity, except for multifamily in certain markets. Frisco Square, our mixed-use development project, is located in the greater Dallas-Fort Worth market, and in an area where we have seen positive economic growth. In September 2014, we entered into a joint venture to construct a new 275-unit multifamily project in Frisco Square to be completed in early 2016.
We own two office buildings, Northborough Tower and Northpoint Central, in the Greenspoint submarket located outside of Houston, Texas. Valuations for these two assets have been adversely impacted by vacancy concerns resulting from the relocations of several major energy companies, which are major tenants in the submarket, to their new office complexes in a different Houston submarket. The Houston market, which was generally regarded as being among the nation’s strongest, has been negatively impacted by the fall in oil prices. Northborough Tower is leased by a single tenant that has vacated the building, but continues to make monthly rental payments. The lease expires.in April 2018. Northpoint Central is currently well-leased, but as leases expire, it may be difficult to obtain new leases at our current rates. With the continued deterioration in the Greenspoint submarket, as well as the current volatility within the energy sector, it is difficult to underwrite commercial assets in this submarket. As previously discussed, the sole tenant of Northborough Tower vacated the office building in the third quarter of 2015, and our non-recourse debt secured by Northborough Tower matured on January 11, 2016. We did not pay the outstanding principal balance of the loan at maturity, which constituted an event of default. The lender has been funding the operations of the property from the tenant rental funds and has indicated they expect to continue to do so. We have been in discussions with the lender’s special servicer to transfer the asset to the lender. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. On March 15, 2016, we received notice that Northborough Tower had been posted for foreclosure on April 5, 2016.

Our Chase Park Plaza Hotel continued to improve revenues in 2015. St. Louis remains a steady growth market and we expect improvement in occupancy, revenues, and net operating income in 2016.
Capital remains tight for construction activity and non-prime assets. Tightened underwriting standards and risk adverse capital markets have resulted in few buyers for incomplete development assets. This may affect our strategy to dispose of The Lodge & Spa at Cordillera and Royal Island assets in the near term.
We own a joint venture interest in a portfolio of Central European properties located in Czech Republic and Poland.  The portfolio originally consisted of 22 assets. Four assets from this portfolio have been sold, three in 2015 and one in 2014. The Central European economy continues to struggle to gain momentum from the recession.  New or renewed leases may be executed at reduced effective rents and vacancy rates may increase as the current economic climate continues to negatively impact tenants. There are very few real estate transactions within the markets where our assets are located.

Results of Operations
As of December 31, 2015, we were invested in eight assets, seven of which were consolidated, including Las Colinas Commons, which is classified as held for sale in our consolidated balance sheet. Four of our consolidated properties are wholly owned and three properties are consolidated through investments in joint ventures. We have an unconsolidated ownership interest in a joint venture consisting of 18 properties at December 31, 2015 that is accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Texas, the Commonwealth of The Bahamas, the Czech Republic, and Poland. On August 18, 2015, we executed a consent and release agreement for the owner of Alexan Black Mountain to sell the multifamily property that was security for our mezzanine loan investment. The sale of the asset closed on August 19, 2015. We received less than $0.1 million for executing the consent. Our mezzanine loan, which was fully reserved, was retired and the proceeds were recorded as other income.
As of December 31, 2014, we were invested in nine assets, seven of which were consolidated (four of those were wholly owned and three properties consolidated through investments in joint ventures). In addition, we were the mezzanine lender for one multifamily property. We also had an unconsolidated ownership interest in a joint venture which held 21 properties as of December 31, 2014 that was accounted for using the equity method.
Fiscal year ended December 31, 2015 as compared to the fiscal year ended December 31, 2014
The following table provides summary information about our results of operations for the years ended December 31, 2015 and 2014 ($ in thousands):

	2015	2014	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$19,809	$20,246	$(437)	(2.2)%
Hotel revenue	35,582	35,241	341	1.0%
Total revenues	55,391	55,487	(96)	(0.2)%

Expenses
Property operating expenses	7,827	8,202	(375)	(4.6)%
Hotel operating expenses	27,671	26,253	1,418	5.4%
Bad debt expense (recovery)	58	(137)	195	142.3%
Condominium inventory impairment	761	—	761	100.0%
Interest expense	8,431	10,005	(1,574)	(15.7)%
Real estate taxes	3,286	4,075	(789)	(19.4)%
Impairment charge	11,540	9,371	2,169	23.1%
Property management fees	1,924	1,842	82	4.5%
Asset management fees	2,312	2,263	49	2.2%
General and administrative	4,842	5,964	(1,122)	(18.8)%
Depreciation and amortization	13,294	12,701	593	4.7%
Total expenses	$81,946	$80,539	$1,407	1.7%

Other income, net	$74	$759	$(685)	(90.3)%
Loss on early extinguishment of debt	$—	$(246)	$246	100.0%
Equity in earnings of unconsolidated joint venture	$1,008	$170	$838	492.9%
Gain on sale of real estate	$—	$476	$(476)	(100.0)%

Continuing Operations
Revenues.    Overall, our total revenues decreased by approximately $0.1 million to $55.4 million for the year ended December 31, 2015.  The change in revenues was primarily due to:

•
Rental revenue decreased $0.4 million to $19.8 million for the year ended December 31, 2015 as compared to $20.2 million for 2014. During the year ended December 31, 2015, we received $0.4 million for the successful appeal of 2013 and 2014 real estate taxes for our Northborough Tower office building. We reimbursed the funds to the tenant, which resulted in a decrease in rental revenue of $0.4 million. (The receipt of the $0.4 million resulted in a credit to real estate tax expense. See “Real Estate Taxes” below.) We had an additional decrease of $0.2 million in rental revenue at Northborough Tower due to a decrease in recovery income. We also had decreases in rental revenue at Las Colinas Commons and Northpoint Central of $0.2 million and $0.1 million, respectively. These decreases in rental revenue were partially offset by a $0.6 million increase in rental revenue at Frisco Square during the year ended December 31, 2015 compared to the year ended December 31, 2014.

•
Hotel revenue increased approximately $0.3 million to $35.6 million for the year ended December 31, 2015. Hotel revenue for Chase Park Plaza Hotel increased approximately $0.6 million. Room revenue at Chase Park Plaza Hotel increased $0.4 million, or 3%, due to 3% increases in both revenue per available room and average daily rates, while occupancy remained constant year-over-year. Food and beverage revenue at Chase Park Plaza Hotel increased $0.7 million while miscellaneous income and other income decreased $0.3 million and $0.1 million, respectively. Hotel revenue at The Lodge & Spa at Cordillera decreased $0.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due primarily to a 2% decrease in occupancy.

Property operating expenses.  Property operating expenses were approximately $7.8 million for the year ended December 31, 2015 as compared to $8.2 million for the year ended December 31, 2014, and were composed of operating expenses from our consolidated properties. The decrease of approximately $0.4 million was primarily due to a $0.5 million reduction in Royal Island operating expenses as a result of lower operating expenditures as we explore the disposition of this property.
Hotel operating expenses.  Hotel operating expenses were approximately $27.7 million for the year ended December 31, 2015 compared to $26.3 million for the year ended December 31, 2014, for an increase of $1.4 million. Hotel operating expenses at Chase Park Plaza Hotel increased $1.2 million period-over-period primarily due to increases of $0.6 million in sales and marketing and $0.4 million in food and beverage service expense.
Bad debt expense (recovery).  Bad debt expense (recovery) for the year ended December 31, 2015 was an expense of less than $0.1 million compared to a recovery of approximately $0.1 million for the year ended December 31, 2014.
Condominium inventory impairment.    During the year ended December 31, 2015, we recorded non-cash impairments totaling approximately $0.7 million associated with our one remaining condominium unit at Chase — The Private Residences. This impairment was based on current market information and our decision to dispose of the condominium in the nearer term. We did not record any impairments on our condominium unit at Chase — The Private Residences during the year ended December 31, 2014.
Interest expense.   Interest expense was approximately $8.4 million and $10 million for the years ended December 31, 2015 and 2014, respectively. The $1.6 million decrease in interest expense was primarily due to amortization of $0.6 million of deferred borrowing costs during the year ended December 31, 2014 that did not recur in 2015. In addition, during the year ended December 31, 2015, we capitalized interest of $0.7 million related to construction of a 275-unit multifamily project at The Ablon at Frisco Square and construction of a public garage at Frisco Square. Construction on the development and the public garage began in September 2014.
Real Estate Taxes. Real estate taxes were approximately $3.3 million and $4.1 million for the years ended December 31, 2015 and 2014, respectively, for a decrease of approximately $0.8 million. During the year ended December 31, 2015, real estate tax expense decreased $0.6 million at Northborough Tower, of which $0.4 million is related to the receipt of funds from taxing authorities for a successful appeal of the 2013 and 2014 real estate taxes. (We also recorded a charge of $0.4 million in rental revenue for the corresponding reimbursement of real estate taxes paid to the tenant.)
Impairment charge. During the year ended December 31, 2015, we recorded non-cash impairment charges of approximately $11.6 million. We recorded non-cash impairment charges of $2.1 million and $2.7 million to reduce the carrying values of our Northborough Tower and Northpoint Central office buildings, respectively, to their estimated fair values. With the continued deterioration in the Greenspoint submarket in Houston, Texas where Northborough Tower and Northpoint Central are located, as well as the current volatility within the energy sector, it is difficult to underwrite commercial assets in this submarket. In addition, the sole tenant of Northborough Tower vacated the office building in the third quarter of 2015.

During the year ended December 31, 2015, we also recorded a non-cash impairment charge of $6.8 million to reduce the carrying value of our Frisco Square land to its estimated fair value based on an indication of a change in market conditions for land development. In addition, we recorded approximately $0.7 million in non-cash impairment charges on our one remaining condominium unit at Chase — The Private Residences during the year ended December 31, 2015. See above "Condominium Inventory Impairment." During the year ended December 31, 2014, we recorded a non-cash impairment charge of $9.4 million related to our Northborough Tower office building based upon a shortened hold period and as a result of market conditions in the Greenspoint submarket of Houston, Texas, a significant energy hub, where Northborough Tower is located.
Property management fees.  Property management fees for the years ended December 31, 2015 and 2014 were approximately $1.9 million and $1.8 million, respectively.
Asset management fees.  Asset management fees remained constant at $2.3 million for the years ended December 31, 2015 and 2014.
General and administrative. General and administrative expense decreased $1.1 million to $4.8 million for the year ended December 31, 2015. The decrease was primarily due to decreases in legal expense of $0.5 million and $0.3 million related to our Chase Park Plaza Hotel litigation and fund level strategic matters, respectively. In February 2013, Chase Park Plaza Hotel, as plaintiff, filed suit against James L. Smith, Francine V. Smith, Marcia Smith Niedringhaus, Kingsdell L.P., IFC, Inc. and CWE Hospitality Services, LLC (“CWE”) (collectively, the “Smith Defendants”) to take over control of the Hotel and filed suit against the former manager for damages associated with his theft and mismanagement.  The litigation was settled in August 2014, resulting in Chase Park Plaza Hotel obtaining Smith Defendants’ 5% ownership interest in the Hotel.
Depreciation and amortization. Depreciation and amortization were approximately $13.3 million and $12.7 million for the years ended December 31, 2015 and 2014, respectively. The $0.6 million increase was primarily due to accelerated depreciation and amortization of Northborough Tower tenant improvements and lease intangibles recorded during the year ended December 31, 2015. The sole tenant of Northborough Tower vacated the office building in the third quarter of 2015.
Other income, net. We had other income of less than $0.1 million during the year ended December 31, 2015. Other income was $0.8 million for the year ended December 31, 2014. In May 2014, a lot option agreement at Royal Island expired. We recognized $0.8 million in other income related to the expiration of the lot option.
Loss on early extinguishment of debt. On August 11, 2014, we refinanced our debt secured by Chase Park Plaza Hotel and Chase — The Private Residences (the "Chase Park Plaza Hotel" debt) with a new lender for $62.5 million in proceeds. A portion of the proceeds from the new loan were used to repay the old debt, which had a balance of approximately $46.5 million, and closing costs. We recognized approximately $0.2 million loss on early extinguishment of debt in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2014 related to unamortized deferred borrowing costs on the old debt. We had no losses on early extinguishment of debt during the year ended December 31, 2015.
Equity in earnings of unconsolidated joint venture.  Equity in earnings of unconsolidated joint venture was earnings of $1 million and earnings of $0.2 million for the years ended December 31, 2015 and 2014, respectively. During 2015, three of the Central Europe Joint Venture properties were sold and we recorded our portion of the gains on sale which totaled $3 million. This increase was partially offset by impairment charges of $2.6 million recorded during 2015 to bring certain assets to their fair value. The Company's portion of the impairment was $1.2 million, which was recorded in the statement of operations through the equity in earnings (losses) of unconsolidated joint venture line item. In addition, operating income decreased $2.1 million year-over-year. Our portion of the decrease in operating income was $1 million. During 2014, one of the Central Europe Joint Venture properties was sold, and we recorded our portion of the gain on sale which totaled $0.2 million. There were no impairment charges recorded for the year ended December 31, 2014.
Gain on sale of real estate. We had no sales of real estate during the year ended December 31, 2015. On June 13, 2014, we sold 1.62 acres of land at our Frisco Square development to an unrelated third party for approximately $1.8 million. We recorded a $0.5 million gain on sale of real estate.

Fiscal year ended December 31, 2014 as compared to the fiscal year ended December 31, 2013
As of December 31, 2014 and 2013, we were invested in nine assets, seven of which were consolidated in our continuing operations.
The following table provides summary information about our results of operations for the years ended December 31, 2014 and 2013 ($ in thousands):

	2014	2013	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$20,246	$21,009	$(763)	(3.6)%
Hotel revenue	35,241	30,655	4,586	15.0%
Condominium sales	—	3,404	(3,404)	(100.0)%
Total revenues	55,487	55,068	419	0.8%

Expenses
Property operating expenses	8,202	11,127	(2,925)	(26.3)%
Hotel operating expenses	26,253	23,091	3,162	13.7%
Bad debt expense (recovery)	(137)	1,754	(1,891)	(107.8)%
Cost of condominium sales	—	3,412	(3,412)	(100.0)%
Condominium inventory impairment	—	264	(264)	(100.0)%
Interest expense	10,005	9,780	225	2.3%
Real estate taxes	4,075	4,100	(25)	(0.6)%
Impairment charge	9,371	363	9,008	2,481.5%
Property management fees	1,842	1,745	97	5.6%
Asset management fees	2,263	2,290	(27)	(1.2)%
General and administrative	5,964	5,657	307	5.4%
Depreciation and amortization	12,701	13,037	(336)	(2.6)%
Total expenses	$80,539	$76,620	$3,919	5.1%

Other income (loss), net	$759	$(24)	$783	3,262.5%
Loss on early extinguishment of debt	$(246)	$—	$(246)	(100.0)%
Equity in earnings (losses) of unconsolidated joint ventures	$170	$(1,694)	$1,864	110.0%
Reorganization items, net	$—	$(171)	$171	100.0%
Gain on sale of real estate	$476	$86	$390	453.5%
Continuing Operations
Revenues.    Our total revenues increased by $0.4 million to $55.5 million for the year ended December 31, 2014 as compared to $55.1 million for the year ended December 31, 2013. The change in revenues included the following:

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
Impairment charge.    During the year ended December 31, 2014, we recorded a non-cash impairment charge of $9.4 million related to our Northborough office building based upon a shortened hold period and as a result of market conditions in the Greenspoint submarket of Houston, Texas, a significant energy hub, where Northborough Tower is located. The energy sector has experienced a significant decline in oil prices which could have an adverse impact on the results at this office building. During the year ended December 31, 2013, we recorded a non-cash impairment charge of $0.1 million in continuing operations related to 4950 S. Bowen Road land based upon the sale price. The sale was completed on October 22, 2013. During 2013, we also recognized non-cash charges of $0.3 million to reduce the carrying value of condominiums at Chase—The Private Residences to current market prices (see Condominium Inventory Impairment above) and an additional $0.2 million of impairment was recorded on a related intangible asset.
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
Equity in earnings (losses) of unconsolidated joint ventures.  Equity in earnings (losses) of unconsolidated joint ventures was earnings of $0.2 million for the year ended December 31, 2014 compared to a loss of $1.7 million for the year ended December 31, 2013. On August 7, 2014 one of our Central Europe Joint Venture properties was sold and we recorded our portion of the gain on sale which totaled $0.2 million. During the year ended December 31, 2013, our Central Europe Joint Venture recorded a $5.9 million non-cash impairment to reduce the value of three properties to their estimated fair value. The Company's portion of the impairment was approximately $2.8 million, which was recorded in the statement of operations through the equity in earnings (losses) of unconsolidated joint ventures line item.
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

Cash Flow Analysis
Fiscal year ended December 31, 2015 as compared to the fiscal year ended December 31, 2014
During the year ended December 31, 2015, net cash provided by operating activities was $2.5 million as compared to net cash used in operating activities of $1.8 million for the year ended December 31, 2014. The primary reason for the increase in cash flow from operating activities was the change in working capital, including the timing of receipts on accounts receivable and payments of accrued liabilities.
Net cash used in investing activities for the year ended December 31, 2015 was $34.6 million as compared to net cash used of $14.4 million for the year ended December 31, 2014. The difference is primarily a result of an increase in capital expenditures. We had capital expenditures totaling $34.4 million during the year ended December 31, 2015 compared to $13.3 million in 2014. The increase was primarily due to our 275-unit multifamily development located in Frisco Square on which we commenced construction in September 2014.
Net cash provided by financing activities for the years ended December 31, 2015 and 2014 was $17.8 million and $14.4 million, respectively. During the year ended December 31, 2015, the joint venture drew approximately $18.7 million under the Ablon Frisco Square Venture construction loan. During the year ended December 31, 2014, we received proceeds of $62.5 million on the refinance of the Chase Park Plaza Hotel debt with a new lender on August 11, 2014, partially offset by the repayment of the old Chase Park Plaza Hotel debt, which had a balance of approximately $46.5 million.
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
Our calculation of FFO for the years ended December 31, 2015, 2014 and 2013 is presented below ($ and shares in thousands, except per share amounts):

	2015		2014		2013
	Amount	Per Share	Amount	Per Share	Amount	Per Share
Net loss attributable to common stockholders	$(25,188)	$(0.45)	$(23,530)	$(0.42)	$(20,256)	$(0.36)
Adjustments for(1):
Impairment charge(2)	13,539	0.24	9,371	0.17	3,625	0.06
Real estate depreciation and amortization(3)	14,855	0.26	14,617	0.26	15,049	0.27
Gain on sale of real estate(4)	(1,548)	(0.02)	(684)	(0.01)	(86)	—
NAREIT Defined Funds from Operations (FFO) attributable to common stockholders	$1,658	$0.03	$(226)	$—	$(1,668)	$(0.03)
GAAP weighted average shares:
Basic and diluted	56,500		56,500		56,500
_______________________________________________________________________________

(1)	Reflects the adjustments for continuing operations, as well as discontinued operations for the year ended December 31, 2013.

(2)
Includes impairment of our investments which resulted from a measurable decrease in the fair value of the depreciable real estate held by the joint venture or partnership. In the third quarter of 2015, we recorded non-cash impairment charges of $6.8 million for our Frisco Square land, $2.1 million for Northborough Tower, and $2.7 million for Northpoint Central. In addition, impairment charge for the year ended December 31, 2015 includes a $1.2 million impairment charge for our unconsolidated Central Europe Joint Venture which was recorded in the statement of operations through the equity in earnings (losses) of unconsolidated joint venture line item. We recorded approximately $0.7 million non-cash impairment charges for our one remaining condominium unit at Chase — The Private Residences during the year ended December 31, 2015.

(3)
Includes our consolidated depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share.

(4)
During the year ended December 31, 2015, we recorded $3 million, our pro rata share, of the gain from the sale of three of our unconsolidated joint venture properties, one in February, one in July, and one in October. On June 13, 2014, we sold 1.62 acres of land at our Frisco Square development to an unrelated third party for approximately $1.8 million. We recorded a $0.5 million gain on sale of real estate. In addition, we recorded our pro rata share, $0.2 million, of the gain from the sale of one of our unconsolidated joint venture properties in August 2014.

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
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2015.

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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions in 2015 or 2014.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates, including investment impairment, on a regular basis. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
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
We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases. In no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense. The estimated remaining average useful lives for acquired lease intangibles range from less than one year to approximately seven years.

Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. During the fourth quarter of 2015, we entered into a purchase and sale agreement ("PSA") for Las Colinas Commons, an office building located in Texas, and classified Las Colinas Commons as real estate held for sale in our consolidated balance sheet at December 31, 2015. The sales transaction closed on February 2, 2016. We did not have any properties classified as held for sale at December 31, 2014.
Effective as of January 1, 2015, we adopted the revised guidance regarding discontinued operations as further discussed in Note 3, New Accounting Pronouncements. For sales of real estate or assets classified as held for sale after January 1, 2015, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations.
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
When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions.  The Company's principal executive officer and principal financial officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data and with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment.  We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
During the year ended December 31, 2015, we recorded approximately $12.3 million of non-cash impairment charges as a result of measurable decreases in the fair value of four of our investments. During 2015, we recorded approximately $0.7 million non-cash impairment for our one remaining condominium unit at Chase - The Private Residences. In 2015, we recorded a non-cash impairment charge of $6.8 million for our Frisco Square land based on an indication of a change in market conditions for land development. In estimating the fair value of the Frisco Square land, we considered market comparables as well as the time and costs to hold the land until developed. We also recorded non-cash impairment charges of $2.1 million for Northborough Tower and $2.7 million for our Northpoint Central office building during 2015. In estimating the fair value of both Northborough Tower and Northpoint Central, we considered offers received during the marketing process of the assets in the third quarter of 2015, market comparables and management’s internal discounted cash flow analysis prepared with the consideration of the market conditions in Houston where both buildings are located.
We believe the carrying value of our operating real estate assets, our properties under development, and our investment in an unconsolidated joint venture is currently recoverable. However, if market conditions worsen beyond our current expectations, or if our assumptions regarding expected future cash flows from the use and eventual disposition of our assets decrease or our expected hold periods decrease, or if changes in our development strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for impairments related to existing assets. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
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
In August 2014, the FASB issued an update (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management's assessment of a company's ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for annual reporting periods ending after December 15, 2016, and all annual and interim periods thereafter. We do not believe the adoption of this guidance will have a material impact on our disclosures.

In January 2015, the FASB issued an update (“ASU 2015-01”) to ASC Topic 225, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. An entity is no longer required to (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings per share data applicable to an extraordinary item. ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in occurrence. ASU 2015-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Adoption of ASU 2015-01, effective January 1, 2016, will not have a material impact our consolidated financial position, results of operations, or cash flows.
In February 2015, the FASB issued an update (“ASU No. 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The amendments in ASU 2015-02 are effective for public companies in interim and annual reporting periods in fiscal years beginning after December 15, 2015. Adoption of ASU 2015-02, effective January 1, 2016, may result in additional disclosures, however, it will not impact the status of our seven consolidated investments and one unconsolidated joint venture as of December 31, 2015.
In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this updated guidance. ASU 2015-03 is effective for public companies in interim and annual reporting periods beginning after December 15, 2015. The new guidance requires retrospective application. As of December 31, 2015, we have $1.2 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt. The adoption of this guidance, effective January 1, 2016, will change the classification of deferred financing fees on our balance sheet, but it will not otherwise have an impact on our financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt. Of our $155.5 million in notes payable at December 31, 2015, excluding Las Colinas Commons which was classified as real estate held for sale, $49.3 million represented debt subject to variable interest rates. If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.5 million.
Foreign Currency Exchange Risk
At December 31, 2015, we own an approximate 47% interest in a joint venture consisting of 18 properties in the Czech Republic and Poland that holds $6.8 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Additionally, we hold $0.9 million in a Euro-denominated account in a United States financial institution.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of December 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of December 31, 2015, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls, as of December 31, 2015, were effective.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Steven J. Kaplan, 65, has served as one of our directors since February 2006 and as Non-Executive Chairman of the Board since October 2014. He has over 40 years of experience in the commercial real estate industry. From 1994 through August 1999, Mr. Kaplan served as the President and Chief Executive Officer of Landauer Associates, Inc., a national valuation and consulting firm. In this capacity, Mr. Kaplan expanded the services of Landauer to include a national capital markets group as well as an international hospitality division. Landauer was sold to Grubb & Ellis in August 1999, and Mr. Kaplan served as Chief Operating Officer of this international brokerage and property management firm. Since leaving Grubb & Ellis in March 2000, Mr. Kaplan has provided advisory services for various real estate service providers, owners and investors and has engaged in the practice of law with a focus on commercial real estate transactions. Mr. Kaplan served as a director of TIER REIT, Inc. from May 2003 until April 2004. Mr. Kaplan is an attorney and is admitted to practice law in Texas.
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
Barbara C. Bufkin, 60, has served as one of our directors since March 2005. Ms. Bufkin has more than 30 years’ experience in the insurance industry. Ms. Bufkin has served as Executive Vice President of Hamilton USA, a member of the Hamilton Insurance Group, since September 2014. Ms. Bufkin served as Chief Operating Officer of Global Strategic Advisory at Guy Carpenter & Company, LLC from August 2013 to September 2014. She served as Executive Vice President, Business Development of Argo Group International Holdings, Ltd. (“Argo Group”) from March 2011 through June 2013. Prior to that, Ms. Bufkin served as Senior Vice President, Business Development of Argo Group from August 2007 to March 2011. Prior to that, from August 2004 until August 2007, Ms. Bufkin was Senior Vice President, Corporate Business Development of Argonaut Group, Inc. (“Argonaut”). From September 2002 until August 2004, Ms. Bufkin was Vice President of Corporate Business Development of Argonaut. Ms. Bufkin graduated cum laude from the State University of New York at Buffalo, with a Bachelors of Arts degree in Philosophy. She is an alumna of the Leadership Texas, Stanford Executive Education, and Wharton Executive Education programs. She was a Director of the Southwestern Insurance Information Service for eight years. In 2000, she was nominated to the Texas Women’s Hall of Fame and was selected to the 2004 Class of Leadership America. Ms. Bufkin was chosen as APIW (Association of Professional Insurance Woman) 2012 Insurance Woman of the Year.
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
Michael D. Cohen, 41, has served as one of our directors since October 2014 and as our interim President from February 2015 through March 2015. Mr. Cohen serves as a Manager and President of Behringer. Since February 2013, Mr. Cohen has served as a director of Behringer Harvard Opportunity REIT II, Inc. Mr. Cohen also serves as a director of Monogram Residential Trust, Inc., a New York Stock Exchange-listed REIT (MORE-NYSE), and as President of Vertical Capital Income Fund, (VCAPX) a closed-end interval mutual fund. Mr. Cohen also works closely with Behringer Securities to develop institutional investments and manage relationships with the Company’s institutional investors. Mr. Cohen joined Behringer in 2005 from Crow Holdings, the investment office of the Trammell Crow family, where he concentrated on the acquisition and management of the firm’s office, retail, and hospitality assets. Mr. Cohen began his career in 1997 at Harvard Property Trust and Behringer Partners, predecessor companies to Behringer. He received a Bachelor of Business Administration degree from the University of the Pacific in Stockton, California, and a Master of Business Administration degree from Texas Christian University in Fort Worth, Texas. He is a member of the Association of Foreign Investors in Real Estate.

Our board of directors has concluded that Mr. Cohen is qualified to serve as one of our directors for reasons including his significant experience in commercial real estate, which allows him to provide valuable investment advice.
Terry L. Gage, 58, has served as one of our directors since September 2007. Mr. Gage has more than 20 years of senior management experience in corporate financial management, accounting and administration within the software, engineering, government contracting and professional services industries. Since August 2014, Mr. Gage has served as Senior Vice President-Finance of Glazer’s, Inc., a diversified beverage alcohol distributor. Prior to that, from January 2013, Mr. Gage served as Vice President - Finance of Glazer’s, Inc. From May 2010 to December 2012, Mr. Gage was a business and financial consultant. From June 2008 to May 2010, Mr. Gage served as Chief Financial Officer and Vice President-Finance of Wilson & Associates, LLC, an interior architectural design firm. From September 2007 to June 2008, Mr. Gage served as Chief Administrative Officer of Wilson & Associates, LLC. From 2003 to September 2007, Mr. Gage was a business and financial consultant. From 1995 to 2003, Mr. Gage served as Executive Vice President and Chief Financial Officer, as well as Treasurer and Assistant Secretary, of Carreker Corporation, formerly a publicly traded consulting and software solutions company for the banking industry. He holds a Bachelor of Business Administration degree from Eastern Michigan University and was a Certified Public Accountant from 1982 to 1989.
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
Executive Officers
In addition, the following individuals serve as our executive officers:
Thomas P. Kennedy, 59, has served as the Company’s President since April 2015. Mr. Kennedy also serves as President of Behringer Harvard Opportunity REIT II, Inc. Mr. Kennedy also serves as President of our Advisor and in similar positions for other Behringer-advised programs. Prior to joining the Company, Mr. Kennedy served as Chief Financial Officer and Chief Operating Officer of UrbanAmerica Advisors, LLC, a registered investment advisor that focuses on renewing and redeveloping neglected metropolitan districts across the United States (“UAA”), since March 2008. From March 2006 through March 2008, Mr. Kennedy served as a Manager of an investment fund managed by TriLyn Investment Management, LLC, a privately held investment management firm.  From January 2004 through February 2006, Mr. Kennedy served as a Managing Director of The Greenwich Group International, LLC, a real estate investment banking company.  Mr. Kennedy began his career in 1982 at Equitable Real Estate Management, Inc. (a predecessor of Lend Lease Real Estate Advisors—US) as an accountant and rose to become Principal Managing Director and a member the management committee of Lend Lease Real Estate Advisors—US, a position he held through February 2003.  Mr. Kennedy holds a Bachelor of Science degree in Accounting from Manhattan College.
Lisa Ross, 53, was elected our Chief Financial Officer in October 2014. Ms. Ross continues to serve as Senior Vice President and Treasurer of the Company, positions that she has held since October 2013 and January 2012, respectively. Ms. Ross has been the Company’s principal accounting officer since January 2012.  As Chief Financial Officer, Ms. Ross is the Company’s principal financial officer.  From January 2011 through January 2012, Ms. Ross served as the Senior Controller and Director of Financial Reporting for the Company.  She also serves in similar positions for other Behringer-advised programs.  Prior to joining Behringer, from 2006 to 2010, Ms. Ross served as the Controller for a private real estate development project and managed the accounting and reporting for a private family wealth office with investments in real estate, oil and gas and other financial investments.  From 1996 to 2005, Ms. Ross was Partnership Controller for The Hampstead Group, a privately held real estate investment company, where she oversaw the financial reporting and investor valuation for four funds with investments of approximately $1 billion. From 1989 to 1995, Ms. Ross served in multiple capacities for McNeil Real Estate Management, including Partnership Controller where she oversaw the financial and tax reporting for three non-traded public real estate investment funds and one privately held real estate investment fund with investments of approximately $250 million. Ms. Ross holds a Master of Management and Administrative Sciences degree from the University of Texas at Dallas and a Bachelor of Business Administration degree from Baylor University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2015 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2015.
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
Item 11.    Executive Compensation.
Compensation Discussion and Analysis
We do not directly compensate our named executive officers, nor do we reimburse our Advisor for compensation paid to our named executive officers for services rendered to us. Our executive officers also are officers of us, our Advisor, and its affiliates, and are compensated by an affiliate of Behringer for their services to us, as well as for their services to other Behringer entities. Pursuant to the Third Amended and Restated Advisory Management Agreement, as amended, we pay certain management fees to our Advisor and its affiliates to compensate the Advisor for the services it provides in our day-to-day management. In addition, we reimburse certain expenses of the Advisor and its affiliates, including reimbursement for the costs of salaries and benefits of certain of their employees. Reimbursement for the costs of salaries and benefits of our Advisor’s employees relate to compensation paid to our Advisor’s employees that provide services to us such as accounting, administrative or legal, for which our Advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to our Advisor and other affiliates is found in Item 13 below. We, therefore, do not have, nor has our board of directors or compensation committee considered a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.
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

Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2015:

Name	Fees Earned		Option Awards ($)(1)	Total ($)
Barbara C. Bufkin	$97,500	(2)	$—	$97,500
Michael D. Cohen	—		—	—
Terry L. Gage	102,500	(3)	—	102,500
Steven J. Kaplan	147,500	(4)	—	147,500
Michael J. O’Hanlon(5)	—		—	—
_______________________________________________________________________________

(1)	The value of stock option awards represents the amount of compensation cost under Accounting Standards Codification (“ASC”) Topic 718. We did not grant any options in 2015.

(2)	Includes payment of $24,750 in 2016 for services rendered in 2015.

(3)	Includes payment of $26,000 in 2016 for services rendered in 2015.

(4)	Includes payment of $37,250 in 2016 for services rendered in 2015.

(5)	Mr. O’Hanlon resigned from the board of directors on January 5, 2015.
Incentive Award Plan
The Incentive Award Plan was originally approved by our board of directors on November 23, 2004. An amendment and restatement of the Incentive Award Plan was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005. The Incentive Award Plan, as amended, is administered by our board of directors and provides for equity awards to our employees, directors and consultants and those of our affiliates. A total of 11,000,000 shares were authorized and reserved for issuance under our Incentive Award Plan; however, no incentive awards may be granted after November 22, 2014. Therefore, we did not grant any options during the year ended December 31, 2015.
Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2015 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2015, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information regarding our equity compensation plans as of December 31, 2015:

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
* Effective November 23, 2004, no awards may be granted under the Incentive Award Plan.
Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 29, 2016 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Barbara C. Bufkin(2)(3)	25,000	*
Michael D. Cohen(2)	—	—
Terry L. Gage(2)(3)	25,000	*
Steven J. Kaplan(2)(3)	25,000	*
Thomas P. Kennedy(2)	—	—
Lisa Ross(2)	—	—
All directors and executive officers as a group (five persons)	75,000	*
________________________________________________________________________
* Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 29, 2016. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address of Messrs. Cohen, Gage, Kaplan, and Kennedy and Mmes. Bufkin and Ross is c/o Behringer Harvard Opportunity REIT I, Inc., 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.
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
However, in order to reduce or eliminate certain potential conflicts of interest, our charter contains a number of restrictions relating to (i) transactions we enter into with our Advisor and its affiliates, (ii) certain future offerings, and (iii) allocation of investment opportunities among affiliated entities. As a general rule, any related party transactions must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.
Transactions with Related Persons
The Advisor and certain of its affiliates receive fees and compensation in connection with the financing, management, and sale of our assets.
Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf. Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter. We entered into the Third Amended and Restated Advisory Management Agreement (the “Advisory Agreement”) effective May 15, 2013 for a term of one-year. When the Advisory Agreement expired on May 15, 2014, we renewed it on the same terms for an additional one-year term with an expiration date of May 15, 2015. We then renewed the Advisory Agreement for additional one-month terms on both May 8, 2015 and June 15, 2015, which extended the Advisory Agreement to July 15, 2015. On July 8, 2015, we entered into the First Amendment to Third Amended and Restated Advisory Management Agreement (the “Amendment”) with the Advisor that renewed the Advisory Agreement for a ten-month term with an expiration date of May 15, 2016. The Amendment amended the Advisory Agreement to (i) limit certain cost reimbursements to the Advisor for administrative services, to be effective January 1, 2015, and (ii) document a waiver of $200,000 of acquisition fees related to the construction of The Ablon at Frisco Square multifamily development. In all other material respects, the terms of the Advisory Agreement remain unchanged.
The Advisor receives an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Alexan Black Mountain and Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month. We incurred $2.3 million in asset management fees for each of the years ended December 31, 2015 and 2014.
The Advisor, or its affiliates, receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the years ended December 31, 2015 and 2014, we incurred acquisition and advisory fees of $0.3 million and $0.2 million, respectively, related to The Ablon at Frisco Square development. As noted above, during the year ended December 31, 2015, the Advisor waived $200,000 of acquisition fees related to the construction of The Ablon at Frisco Square.
Under the Advisory Agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the Advisory Agreement) will be 1% of the loan commitment amount. Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the year ended December 31, 2015. We incurred $0.6 million in debt financing fees for the year ended December 31, 2014 related to the Chase Park Plaza Hotel debt that we refinanced on August 11, 2014.

Subject to certain restrictions as described in the Amendment, we reimburse the Advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (i) 2% of our average invested assets or (ii) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. In addition, pursuant to the Amendment, our obligation to reimburse the Advisor for certain costs incurred in connection with administrative services is limited to $1.7 million. We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers. For the years ended December 31, 2015 and 2014, we incurred costs for administrative services of $1.4 million and $1.7 million, respectively.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and maintenance supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. We will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. If we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred property management fees or oversight fees of approximately $0.7 million and $0.9 million during the years ended December 31, 2015 and 2014, respectively.
At December 31, 2015 and 2014, we had a payable to our Advisor and its affiliates of $0.8 million and $1.1 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to the Advisor and BH Property Management.
We are dependent on the Advisor and BH Property Management for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. If these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.
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
Audit and Non-Audit Fees
The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the years ended December 31, 2015 and 2014 (in thousands):

Service	2015	2014
Audit Fees(1)	$661	$586
Audit-Related Fees	—	—
Tax Fees(2)	6	10
All Other Fees	—	—
Total Fees	$667	$596
_____________________________________________________________________________

(1)	Audit fees consist principally of fees for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Tax fees consist principally of assistance with matters related to tax compliance, tax planning and tax advice.
Our Audit Committee considers the provision of these services to be compatible with maintaining the independence of Deloitte & Touche LLP.
Audit Committee's Pre-Approval Policies and Procedures
Our Audit Committee must approve any fee for services to be performed by our independent registered public accounting firm in advance of the service being performed. For proposed projects that are expected to cost under $100,000, using the services of Deloitte & Touche, our independent registered public accounting firm, our Audit Committee will be provided information to review and must approve each project prior to commencement of any work. For proposed projects using the services of the Company’s independent registered public accounting firm that are expected to cost $100,000 and over, our Audit Committee will be provided with a detailed explanation of what is being included, and asked to approve a maximum amount for specifically identified services in each of the following categories: (a) audit fees; (b) audit-related fees; (c) tax fees; and (d) all other fees for any services allowed to be performed by the independent registered public accounting firm. If additional amounts are needed, our Audit Committee must approve the increased amounts prior to the previously approved maximum being reached and before the work may continue. Approval by our Audit Committee may be made at its regularly scheduled meetings or as permitted by our Bylaws, including by telephonic or other electronic communications. We will report the status of the various types of approved services and fees, and cumulative amounts paid and owed, to our Audit Committee on a regular basis.
Our Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2015 and 2014.

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

Behringer Harvard Opportunity REIT I, Inc.
March 18, 2016	By:	/s/ THOMAS P. KENNEDY
Thomas P. Kennedy President Principal Executive Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 18, 2016	/s/ THOMAS P. KENNEDY
Thomas P. Kennedy President Principal Executive Officer

March 18, 2016	/s/ STEVEN J. KAPLAN
Steven J. Kaplan Non-Executive Chairman of the Board of Directors

March 18, 2016	/s/ MICHAEL D. COHEN
Michael D. Cohen Director

March 18, 2016	/s/ LISA ROSS
Lisa Ross Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

March 18, 2016	/s/ BARBARA C. BUFKIN
Barbara C. Bufkin Director

March 18, 2016	/s/ TERRY L. GAGE
Terry L. Gage Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT I, Inc.
Addison, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, during 2015, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-08 (“ASU 2014-08”), Presentation of Financial Statements and Property, Plant, and Equipment (Topics 205 and 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
As discussed in Note 1 to the consolidated financial statements, the Company has entered into its disposition phase and is currently considering liquidity options for its stockholders.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 18, 2016

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
Assets
Real estate
Land and improvements, net	$58,936	$67,204
Buildings and improvements, net	132,670	147,801
Real estate under development	39,121	14,295
Total real estate	230,727	229,300
Assets associated with real estate held for sale	12,679	—
Condominium inventory	2,201	2,967
Cash and cash equivalents	20,746	35,015
Restricted cash	8,880	8,120
Accounts receivable, net	6,273	7,971
Prepaid expenses and other assets	2,015	1,659
Investment in unconsolidated joint venture	13,953	15,948
Furniture, fixtures and equipment, net	2,719	2,474
Deferred financing fees, net	1,156	1,909
Lease intangibles, net	2,248	4,328
Other intangibles, net	4,205	4,801
Total assets	$307,802	$314,492
Liabilities and Equity
Notes payable	$155,547	$153,556
Accounts payable	3,433	1,927
Payables to related parties	747	1,122
Acquired below-market leases, net	758	1,084
Accrued and other liabilities	25,606	22,765
Obligations associated with real estate held for sale	14,966	—
Total liabilities	201,057	180,454
Commitments and contingencies	—	—
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at December 31, 2015 and 2014	6	6
Additional paid-in capital	507,303	507,303
Accumulated distributions and net loss	(397,259)	(372,071)
Accumulated other comprehensive loss	(4,301)	(1,817)
Total Behringer Harvard Opportunity REIT I, Inc. equity	105,749	133,421
Noncontrolling interest	996	617
Total equity	106,745	134,038
Total liabilities and equity	$307,802	$314,492

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

	2015	2014	2013
Revenues
Rental revenue	$19,809	$20,246	$21,009
Hotel revenue	35,582	35,241	30,655
Condominium sales	—	—	3,404
Total revenues	55,391	55,487	55,068
Expenses
Property operating expenses	7,827	8,202	11,127
Hotel operating expenses	27,671	26,253	23,091
Bad debt expense (recovery)	58	(137)	1,754
Cost of condominium sales	—	—	3,412
Condominium inventory impairment	761	—	264
Interest expense	8,431	10,005	9,780
Real estate taxes	3,286	4,075	4,100
Impairment charge	11,540	9,371	363
Property management fees	1,924	1,842	1,745
Asset management fees	2,312	2,263	2,290
General and administrative	4,842	5,964	5,657
Depreciation and amortization	13,294	12,701	13,037
Total expenses	81,946	80,539	76,620
Interest income	16	47	54
Other income (loss), net	74	759	(24)
Loss on debt extinguishment	—	(246)	—
Loss from continuing operations before reorganization items, income taxes and equity in earnings (losses) of unconsolidated joint ventures	(26,465)	(24,492)	(21,522)
Reorganization items, net	—	—	(171)
Provision for income taxes	(117)	(98)	(58)
Equity in earnings (losses) of unconsolidated joint venture	1,008	170	(1,694)
Loss from continuing operations	(25,574)	(24,420)	(23,445)
Income from discontinued operations, net of gain on sale	—	—	3,985
Gain on sale of real estate	—	476	86
Net loss	(25,574)	(23,944)	(19,374)
Add: Net (income) loss attributable to the noncontrolling interest
Continuing operations	386	414	578
Discontinued operations	—	—	(1,460)
Net loss attributable to common stockholders	$(25,188)	$(23,530)	$(20,256)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500
Income (loss) per share attributable to common stockholders:
Basic and diluted:
Continuing operations	$(0.45)	$(0.42)	$(0.40)
Discontinued operations	—	—	0.04
Basic and diluted loss per share	$(0.45)	$(0.42)	$(0.36)
Amounts attributable to common stockholders:
Continuing operations	$(25,188)	$(23,530)	$(22,781)
Discontinued operations	—	—	2,525
Net loss attributable to common stockholders	$(25,188)	$(23,530)	$(20,256)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Operations and Comprehensive Loss (continued)
For the Years Ended December 31, 2015, 2014, and 2013
(in thousands, except per share amounts)

	2015	2014	2013
Comprehensive loss:
Net loss	$(25,574)	$(23,944)	$(19,374)
Other comprehensive loss:
Foreign currency translation gain (loss)	(2,484)	(2,265)	1,413
Reclassifications to net income:
Unrealized foreign currency translation loss	—	—	3,624
Unrealized loss on interest rate derivatives	—	86	90
Total other comprehensive income (loss)	(2,484)	(2,179)	5,127
Comprehensive loss	(28,058)	(26,123)	(14,247)
Comprehensive (income) loss attributable to noncontrolling interest	386	414	(979)
Comprehensive loss attributable to common stockholders	$(27,672)	$(25,709)	$(15,226)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Convertible Stock		Common Stock
						Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital
Balance at January 1, 2013	1,000	$—	56,500,472	$6	$505,167	$(328,285)	$(4,660)	$1,364	$173,592
Net loss	—	—	—	—	—	(20,256)	—	882	(19,374)
Contributions from non-controlling interest	—	—	—	—	—	—	—	25	25
Other comprehensive income:
Foreign currency translation gain (loss)	—	—	—	—	—	—	1,316	97	1,413
Reclassification of unrealized foreign currency translation loss to net income							3,624	—	3,624
Reclassification of unrealized loss on interest rate derivatives to net income	—	—	—	—	—	—	86	4	90
Balance at December 31, 2013	1,000	—	56,500,472	6	505,167	(348,541)	366	2,372	159,370
Net loss	—	—	—	—	—	(23,530)	—	(414)	(23,944)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	791	791
Transfer of noncontrolling interest	—	—	—	—	2,136	—	—	(2,136)	—
Other comprehensive income:
Foreign currency translation loss	—	—	—	—	—	—	(2,265)	—	(2,265)
Reclassification of unrealized loss on interest rate derivatives to net income	—	—	—	—	—	—	82	4	86
Balance at December 31, 2014	1,000	—	56,500,472	6	507,303	(372,071)	(1,817)	617	134,038
Net loss	—	—	—	—	—	(25,188)	—	(386)	(25,574)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	765	765
Other comprehensive income:
Foreign currency translation loss	—	—	—	—	—	—	(2,484)	—	(2,484)
Balance at December 31, 2015	1,000	$—	56,500,472	$6	$507,303	$(397,259)	$(4,301)	$996	$106,745

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2015, 2014 and 2013
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(25,574)	$(23,944)	$(19,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,059	12,379	12,858
Amortization of deferred financing fees	665	1,261	785
Gain on troubled debt restructuring	—	—	(8,132)
Loss on early extinguishment of debt	—	246	—
Loss on retirement of asset	108	—	—
Gain on sale of real estate	—	(476)	(86)
Foreign currency translation loss	—	—	3,624
Impairment charge	12,301	9,371	932
Bad debt expense (recovery)	58	(137)	1,643
Equity in (earnings) losses of unconsolidated joint ventures	(1,008)	(170)	1,694
Loss on derivatives	—	86	90
Change in operating assets and liabilities:
Accounts receivable	776	(597)	(107)
Condominium inventory	5	—	3,232
Prepaid expenses and other assets	(344)	(27)	1,489
Accounts payable	(247)	205	(1,514)
Accrued and other liabilities	3,438	170	722
Payables to related parties	(376)	351	(626)
Lease intangibles	(358)	(493)	(1,024)
Cash provided by (used in) operating activities	2,503	(1,775)	(3,794)
Cash flows from investing activities:
Proceeds from sale of real estate	—	1,743	30,563
Additions of property and equipment	(34,360)	(13,337)	(3,870)
Change in restricted cash	(760)	(3,230)	866
Net assets consolidated from hotel operations	—	—	143
Distributions received from unconsolidated joint venture	520	452	—
Cash provided by (used in) investing activities	(34,600)	(14,372)	27,702

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2015, 2014 and 2013
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Financing costs	—	(1,475)	—
Borrowing costs paid on extinguishment of debt	—	(590)	—
Proceeds from notes payable	18,679	63,465	3,346
Payments on related parties note payable	—	—	(1,500)
Payments on notes payable	(1,616)	(47,825)	(23,800)
Contributions received from noncontrolling interest holders	765	791	25
Cash provided by (used in) financing activities	17,828	14,366	(21,929)
Effect of exchange rate changes on cash and cash equivalents	—	—	(8)
Net change in cash and cash equivalents	(14,269)	(1,781)	1,971
Cash and cash equivalents at beginning of the year	35,015	36,796	34,825
Cash and cash equivalents at end of the year	$20,746	$35,015	$36,796

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
We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties. We have purchased existing and newly constructed properties and properties under development or construction. As of December 31, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures, including our Las Colinas Commons office building, located in Irving, Texas, which is classified as real estate held for sale on our consolidated balance sheet at December 31, 2015. We sold Las Colinas Commons on February 2, 2016. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that is accounted for using the equity method.
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
Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (the "Operating Partnership"), or its subsidiaries. Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in the Operating Partnership as its sole general partner. The remaining interest of the Operating Partnership is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust.
We are externally managed and advised by Behringer Harvard Opportunity Advisors I, LLC, (the "Advisor"), a Texas limited liability company. The Advisor is responsible for managing our day-to-day affairs and providing services that are essential to us, including asset disposition decisions and property management and leasing services. Our investment properties are located in Colorado, Missouri, Texas, The Commonwealth of The Bahamas, the Czech Republic, and Poland.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates, including investment impairment, on a regular basis. These estimates will be based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances and include such items as impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.
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
Real Estate
We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases. In no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense. As of December 31, 2015, the estimated remaining average useful lives for acquired lease intangibles range from less than one year to approximately seven years.
Anticipated amortization expense associated with the acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

Year	Lease Intangibles(1)
2016	$56
2017	56
2018	19
2019	—
2020	—
____________________________________________________

(1)	Excludes Las Colinas Commons which was classified as held for sale as of December 31, 2015.
We recorded accelerated amortization of $0.5 million for lease intangibles of our Northborough Tower office building during the third quarter of 2015. The sole tenant of Northborough Tower vacated the office building in the third quarter of 2015.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

The value of hotels and all other buildings is depreciated over the estimated useful lives of 39 years and 25 years, respectively, using the straight-line method. Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

December 31, 2015	Buildings and Improvements(1)	Land and Improvements(1)	Lease Intangibles(1)	Acquired Below-Market Leases	Other Intangibles
Cost	$174,732	$60,962	$7,580	$(3,311)	$9,626
Less: depreciation and amortization	(42,062)	(2,026)	(5,332)	2,553	(5,421)
Net	$132,670	$58,936	$2,248	$(758)	$4,205
______________________________________________

(1)
Excludes Las Colinas Commons, which was classified as held for sale as of December 31, 2015. Net book values included in assets associated with real estate held for sale in the consolidated balance sheet were buildings and improvements of $8.3 million, land and improvements of $2.8 million and lease intangibles of $0.7 million. See Note 7, Real Estate Held for Sale.

December 31, 2014	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$195,348	$68,915	$11,329	$(3,312)	$9,626
Less: depreciation and amortization	(47,547)	(1,711)	(7,001)	2,228	(4,825)
Net	$147,801	$67,204	$4,328	$(1,084)	$4,801
Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. During the fourth quarter of 2015, we entered into a purchase and sale agreement for Las Colinas Commons, an office building located in Texas, and classified the investment as real estate held for sale in our consolidated balance sheet at December 31, 2015. The sales transaction closed on February 2, 2016. We did not have any properties classified as held for sale at December 31, 2014.
Effective as of January 1, 2015, we adopted the revised guidance regarding discontinued operations as further discussed in Note 3, New Accounting Pronouncements. For sales of real estate or assets classified as held for sale after January 1, 2015, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations. Prior to this adoption, when we had no involvement after the sale of a real estate investment it was treated as a discontinued operation.
Condominium Inventory
Condominium inventory is stated at the lower of cost or fair market value. In addition to land acquisition costs, land development costs, and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.
For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value. An adjustment is recorded to the extent that the fair value less selling costs is less than the carrying value. We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions. This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management's plans for the property. At December 31, 2015, we had one remaining condominium unit in inventory at Chase—The Private Residences which was sold for a price of $2.5 million on February 22, 2016.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $4.2 million and $5.9 million as of December 31, 2015 and 2014, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.4 million and $2.3 million as of the years ended December 31, 2015 and 2014, respectively. The allowance for doubtful accounts was $0.3 million and $0.2 million as of December 31, 2015 and 2014, respectively.
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
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $16.3 million and $15.5 million as of December 31, 2015 and 2014, respectively.
Reorganization Items, Net
We incurred reorganization expense of approximately $0.2 million during the year ended December 31, 2013 as a result of the 2012 restructuring of the debt related to our Frisco Square investment. This expense is presented separately in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2013.
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
When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company's principal executive officer and principal financial officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data and with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
During the year ended December 31, 2015, we recorded approximately $12.3 million of non-cash impairment charges as a result of measurable decreases in the fair value of four of our investments. We recorded a $0.7 million impairment for our one remaining condominium unit at Chase—The Private Residences during the year ended December 31, 2015. In the third quarter of 2015, we recorded a non-cash impairment charge of $6.8 million for our Frisco Square land based on an indication of a change in market conditions for land development. In estimating the fair value of the Frisco Square land, we considered market comparables as well as the time and costs to hold the land until developed. We also recorded non-cash impairment charges of approximately $2.1 million for Northborough Tower and approximately $2.7 million for our Northpoint Central office building during the third quarter of 2015. In estimating the fair value of both Northborough Tower and Northpoint Central, we considered offers received during the marketing process of the assets in the third quarter of 2015, market comparables and management’s internal discounted cash flow analysis prepared with the consideration of the market conditions in Houston where both buildings are located.
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
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense for notes payable using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was $1.8 million and $1 million as of December 31, 2015 and 2014, respectively.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2015, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.
Foreign Currency Translation
The functional currency for our international equity investment in Central Europe Joint Venture is the Euro. We use period-end exchange rates to translate balances of assets and liabilities while the statement of operations amounts are translated using the average exchange rate for the respective period. Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of other comprehensive income (loss) (“OCI”) as a separate component. Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations and comprehensive income (loss). The foreign currency translation adjustments were losses of $2.5 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively, and a gain of $1.4 million for the year ended December 31, 2013.
When the Company ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. On July 28, 2008, we invested in Central Europe Joint Venture that owned 22 properties, which is our only foreign investment as of December 31, 2015. The joint venture sold one property in 2014 and three properties in 2015, and had 18 properties remaining as of December 31, 2015. We will recognize CTA upon the sale of all or substantially all of our investment in the Central Europe Joint Venture.
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
Revenue Recognition
We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue was a decrease of $0.9 million in rental revenues for the year ended December 31, 2015. Straight-line rental revenue was income of $0.4 million and $0.7 million recognized in rental revenues for the years ended December 31, 2014 and 2013, respectively. Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and Chase Park Plaza Hotel and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.

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
For the years ended December 31, 2015, 2014, and 2013, we recognized a current and deferred tax provision of $0.1 million, $0.1 million and less than $0.1 million, respectively, related to the Texas margin tax.
Taxable income (loss) differs from net income (loss) for financial reporting purposes principally because of differences in the timing of recognition of depreciation expense, impairment losses and gain from sales of property. As a result of these differences, the tax basis of our fixed assets exceeds the book value by $223.3 million at December 31, 2015 and $176.3 million at December 31, 2014. The Company also has net operating losses accumulated for federal income tax reporting purposes. The Company has fully reserved any potential assets associated with these tax assets as recognition is not likely.
Stock-Based Compensation
We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. On March 25, 2013, our board of directors, voted to amend the Incentive Award Plan to eliminate the automatic option grant. We did not recognize any incremental compensation cost as a result of these modifications. There were no stock options granted, exercised, or forfeited in 2015.
Concentration of Credit Risk
At December 31, 2015 and 2014, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic Concentration
At any one time, a significant portion of our consolidated investments could be in one property class or concentrated in one or several geographic regions. For the year ended December 31, 2015, excluding revenue of $2.7 million for Las Colinas Commons, which was classified as real estate held for sale as of December 31, 2015, and mineral rights we received in 2015 of less than $0.1 million on a parcel of land we sold in 2013, 60%, 32% and 8% of our total revenues were derived from properties

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

in Missouri, Texas and Colorado, respectively. Additionally, excluding revenue of $2.7 million for Las Colinas Commons, which was classified as real estate held for sale as of December 31, 2015, and mineral rights we received in 2015 of less than $0.1 million on a parcel of land we sold in 2013, 68%, 28% and 4% of our total revenues for the year ended December 31, 2015 were from our three asset types, hotel, office building and multifamily, respectively. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults by our tenants within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
Three of our consolidated properties represented more than 10% of our 2015 total revenue, excluding revenues for Las Colinas Commons which was classified as real estate held for sale at December 31, 2015: Chase Park Plaza at 60%; Frisco Square at 14%; and Northborough Tower at 11%. During the third quarter of 2015, Northborough Tower’s single tenant vacated the building. The tenant’s lease does not expire until April 2018, and the tenant has continued to make its monthly rental payment. The cash management agreement provides that upon an event of default, the lender can cause all funds in the property account to be deposited into a lender-controlled and administered bank account. In December 2015, the lender exercised its right to control the operating funds of the property. See Note 9, Notes Payable, for additional information.
Noncontrolling Interest
Noncontrolling interest represents the noncontrolling ownership interest's proportionate share of the equity in our consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.
Reportable Segments
We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate assets. Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2015, 2014, and 2013. Our chief operating decision maker evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.
Earnings (loss) per Share
Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period. As of each of the periods ended December 31, 2015, 2014 and 2013, we had options to purchase 75,000 shares of common stock at a weighted average exercise price of $7.50. These options are excluded from the calculation of earnings (loss) per share for the years ended December 31, 2015, 2014, and 2013 because the effect would be anti-dilutive.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
In August 2014, the FASB issued an update (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management's assessment of a company's ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for annual reporting periods ending after December 15, 2016, and all annual and interim periods thereafter. We do not believe the adoption of this guidance will have a material impact on our disclosures.
In January 2015, the FASB issued an update (“ASU 2015-01”) to ASC Topic 225, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. An entity is no longer required to (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings per share data applicable to an extraordinary item. ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in occurrence. ASU 2015-01 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2015. Adoption of ASU 2015-01, effective January 1, 2016, will not have a material impact our consolidated financial position, results of operations, or cash flows.
In February 2015, the FASB issued an update (“ASU No. 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The amendments in ASU 2015-02 are effective for public companies in interim and annual reporting periods in fiscal years beginning after December 15, 2015. Adoption of ASU 2015-02, effective January 1, 2016, may result in additional disclosures, however, it will not impact the status of our seven consolidated investments and one unconsolidated joint venture as of December 31, 2015.
In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred charge. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this updated guidance. ASU 2015-03 is effective for public companies in interim and annual reporting periods beginning after December 15, 2015. The new guidance requires retrospective application. As of December 31, 2015, we have $1.2 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt. The adoption of this guidance, effective January 1, 2016, will change the classification of deferred financing fees on our balance sheet, but it will not otherwise have an impact on our financial statements.

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
As of December 31, 2015 and 2014, we had no derivatives.
Nonrecurring Fair Value Measurements
During the year ended December 31, 2015, we recorded approximately $12.3 million of non-cash impairment charges as a result of measurable decreases in the fair value of four of our investments. We recorded approximately $0.7 million of non-cash impairment charges for our one remaining condominium unit at Chase - The Private Residences to reduce the carrying value to current market price. We recorded a non-cash impairment charge of approximately $6.8 million for our Frisco Square land based on an indication of a change in market conditions for land development. In estimating the fair value of the Frisco Square land, we considered market comparables as well as the time and costs to hold the land until developed. We also recorded non-cash impairment charges of approximately $2.1 million for Northborough Tower and approximately $2.7 million for our Northpoint Central office building during 2015. In estimating the fair value of both Northborough Tower and Northpoint Central, we considered offers received during the marketing process of the assets in the third quarter of 2015, market comparables and management’s internal discounted cash flow analysis prepared with the consideration of the market conditions in Houston where both buildings are located.
Due to a change in the estimated hold period of our Northborough Tower office building, we evaluated the asset for recoverability and as a result recorded a non-cash impairment charge of $9.4 million during the year ended December 31, 2014. This change was based on the commercial real estate market conditions in Houston, Texas, where our Northborough office building is located, which market conditions are not expected to recover within our estimated hold period.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the periods presented (in thousands):

As of December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$29,500	$29,500	$(4,778)
Land and improvements, net(2)	—	—	19,606	19,606	(6,762)
Condominium inventory (one remaining finished unit)(3)	—	—	2,201	2,201	(761)
________________________________

(1)	During the year ended December 31, 2015, we recorded non-cash impairments of $2.1 million and $2.7 million associated with our Northborough Tower and Northpoint Central office buildings.
(2) In the third quarter of 2015, we recorded a $6.8 million non-cash impairment associated with our Frisco land.
(3) During 2015, we recorded non-cash impairment charges totaling approximately $0.7 million associated with our one remaining condominium unit at Chase — The Private Residences.

As of December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value	Loss(1)
Assets
Buildings and improvements, net	$—	$—	$19,397	$19,397	$(9,371)
________________________________

(1)	In the fourth quarter of 2014, we recorded an impairment of $9.4 million associated with our Northborough office building.
Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at December 31, 2015 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$29,500	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	7.75% - 11.50% 8.00% - 9.75% 0% - 3.00% 0% - 3.00%
Land and improvements, net(2)	$19,606	Market comparable	Lot price Inflation rate Discount rate	$20 - $45 psf 0% - 3.00% 12.50% - 20.00%
Condominium inventory (one remaining finished unit)(3)	$2,201	Market comparable	List price for unit; due to limited market comparables	$511 to $555 per square feet
______________________________
(1) In the third quarter of 2015, we recorded non-cash impairments of $2.1 million and $2.7 million associated with our Northborough Tower and Northpoint Central office buildings.
(2) In the third quarter of 2015, we recorded a $6.8 million non-cash impairment associated with our Frisco land.
(3) In the second quarter of 2015, we recorded a non-cash impairment of $0.6 million associated with our one remaining condominium unit at Chase — The Private Residences. We recorded an additional $0.1 million non-cash impairment for the condominium unit in the fourth quarter of 2015, based on offers received during the marketing process.

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

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the years ended December 31, 2015 or 2014.

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
As of December 31, 2015 and 2014, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, and payables/receivables from related parties were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities.
The notes payable of $155.5 million, excluding $14.9 million of contractual obligations on real estate held for sale, and $153.6 million as of December 31, 2015 and 2014, respectively, have a fair value of approximately $155.6 million and $154.3 million, respectively. The fair values are based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
The fair value estimates presented herein are based on information available to our management as of December 31, 2015 and 2014. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

6. Real Estate Investments
As of December 31, 2015, we wholly owned four properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet, including Las Colinas Commons, which is classified as real estate held for sale in our consolidated balance sheet. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that is accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of December 31, 2015:

Property Name	Location	Approximate Rentable Square Footage (Unaudited)	Description	Ownership Interest		Year Acquired
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	100%	(1)	2006
Las Colinas Commons(2)	Irving, Texas	239,000	3-building office complex	100%		2006
Frisco Square	Frisco, Texas	(3)	mixed-use development (multifamily, retail, office, restaurant and land)	(3)		2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%		2007
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	94%		2007
Northborough Tower	Houston, Texas	207,000	14-story office building	100%		2008
Royal Island(4)	Commonwealth of Bahamas	—	land	87%		2012
_____________________________________________________________________________

(1)	On August 5, 2014, we received the 5% interests of Chase Park Plaza Hotel and Chase — The Private Residences held by Kingsdell, L.P. and now own 100% of the entities.

(2)	Our Las Colinas Commons office building is classified as held for sale in our consolidated balance sheet as of December 31, 2015. We sold the property on February 2, 2016.

(3)
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

During the year ended December 31, 2015, we recorded $12.3 million of non-cash impairment charges as a result of measurable decreases in the fair value of four of our investments. See Note 4, Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements, for additional information.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Chase Park Plaza Hotel contributed a net loss of $0.7 million to our consolidated statements of operations for the period from February 19, 2013 through December 31, 2013.  The following unaudited pro forma summary presents financial information as if the hotel operations had been consolidated on January 1, 2012 (in thousands, except per share amounts):

Description	Unaudited Pro Forma for the Twelve Months Ended December 31, 2013
Rental revenue	$20,007
Hotel revenue	33,313
Property operating expenses	11,127
Hotel operating expenses	25,331
Bad debt expense(1)	498
Net loss	(18,537)
Net loss per share	$(0.33)

These unaudited pro forma amounts have been calculated after applying our accounting policies and adjusting the results of Chase Park Plaza Hotel to reflect the elimination of the lease rental revenue and the consolidation of the hotel operations as if it had been applied from January 1, 2012.
Real Estate Development
The Ablon at Frisco Square
On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed-use project to The Ablon at Frisco Square, LLC (“Ablon Frisco Square Venture”), a special purpose entity in which we own a 90% limited partnership interest. The venture was formed to construct a 275-unit multifamily project. Construction on the development began on September 2, 2014. Total construction costs are expected to be approximately $42.1 million. Concurrently with the land contribution, the joint venture closed on a $26.3 million construction loan. Construction costs drawn through December 31, 2015 were $36.4 million. The expected delivery date of the development is the first quarter of 2016. See Note 9, Notes Payable, for additional information.
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
Discontinued Operations
Effective January 1, 2015, we adopted the provisions of FASB guidance in ASU 2014-08, issued in April 2014, regarding the reporting of discontinued operations. As a result of this adoption, the results of operations and gains on sales of real estate for disposals from January 1, 2015 forward which do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations. We believe future sales of our individual operating properties will no longer qualify as discontinued operations. See Note 17, Discontinued Operations for more details.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of December 31, 2015 and 2014 ($ in thousands):

	Ownership Interest	Carrying Value of Investment
Property Name		December 31, 2015	December 31, 2014
Central Europe Joint Venture	47.01%	$13,953	$15,948
Our investment in the unconsolidated joint venture as of December 31, 2015 and 2014 consisted of our proportionate share of the combined assets and liabilities of our investment property, shown at 100%, as follows (in thousands):

	December 31, 2015	December 31, 2014
Real estate assets, net	$59,415	$88,681
Cash and cash equivalents	6,827	3,872
Other assets	1,441	1,872
Total assets	$67,683	$94,425

Notes payable	$40,895	$65,373
Other liabilities	2,526	3,239
Total liabilities	43,421	68,612

Equity	24,262	25,813
Total liabilities and equity	$67,683	$94,425

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Our equity in earnings (losses) from our investment is our proportionate share of the combined earnings (losses) of our unconsolidated joint venture for the years ended December 31, 2015, 2014, and 2013, shown at 100%, as follows (in thousands):

	Year Ended December 31,
	2015		2014	2013
Revenue	$8,247		$10,696	$11,259

Operating expenses:
Operating expenses	2,165		2,487	2,846
Property taxes	252		321	323
Total operating expenses	2,417		2,808	3,169

Operating income	5,830		7,888	8,090

Non-operating expenses:
Depreciation and amortization	3,131		4,225	4,752
Impairment charge	2,634	(1)	—	5,913	(1)
Interest and other, net	3,244		3,743	1,029
Gain on sale	(3,294)		(442)	—
Gain on extinguishment of debt	(2,030)		—	—
Total non-operating expenses	3,685		7,526	11,694

Net income	$2,145		$362	$(3,604)

Equity in earnings of unconsolidated joint venture(2)	$1,008		$170	$(1,694)
_______________________________________________________________________________

(1)	Our Central Europe Joint Venture recorded impairment charges of approximately $2.6 million and $5.9 million during the years ended December 31, 2015 and 2013, respectively.

(2)	Company's share of net income (loss).
On February 1, 2015, one of the Central Europe Joint Venture properties was sold for €0.7 million or $0.9 million. We recognized our portion of the net gain of less than €0.1 million, or less than $0.1 million, as equity in earnings of unconsolidated joint venture during the year ended December 31, 2015. The net proceeds to the joint venture, after the repayment of debt and closing costs, were approximately €0.2 million.
On July 15, 2015, another Central Europe Joint Venture property was sold for €3.9 million or approximately $4.3 million, based on the exchange rate in effect on July 15, 2015. We recognized our portion of the net gain of €0.2 million, or $0.2 million, as equity in earnings of unconsolidated joint venture during the year ended December 31, 2015. The net proceeds to the joint venture, after the repayment of debt and closing costs, were approximately €1.4 million.
On October 21, 2015, another Central Europe Joint Venture property was sold for €13.1 million, or approximately $14.8 million. We recognized our portion of the net gain of €2.5 million, or $2.8 million, as equity in earnings of unconsolidated joint venture during the year ended December 31, 2015. The lender accepted €10.8 million as payment in full for the loan which had a balance of €12.6 million at the date of sale. As a result, the venture recognized a gain on extinguishment of debt of €1.8 million, or approximately $2 million. The net proceeds to the joint venture, after the repayment of the debt and closing costs, were approximately €1.1 million.
All U.S. dollars related to the three properties we sold from the Central Europe Joint Venture during 2015 are based on the exchange rate in effect on the respective sale dates.
We will recognize CTA upon the sale of all or substantially all of the assets in our Central Europe Joint Venture, which is our only foreign investment. See Note 2, Summary of Significant Accounting Policies, Foreign Currency Translation.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
For the years ended December 31, 2015 and 2013, our Central Europe Joint Venture recorded impairment charges of $2.6 million and $5.9 million respectively, to bring certain assets to their fair value. The Company's portion of the impairment was $1.2 million and $2.8 million, respectively, which was recorded in the Company's statement of operations through equity in earnings (losses) of unconsolidated joint venture line item. There were no impairment charges recorded for the year ended December 31, 2014.
7. Real Estate Held for Sale
As of December 31, 2015, Las Colinas Commons was classified as real estate held for sale on our consolidated balance sheet. We did not have any real estate assets classified as held for sale at December 31, 2014.
In 2006, we acquired Las Colinas Commons, an office building located in the Dallas, Texas area. We entered into a PSA with an unaffiliated third party on December 18, 2015 for a contract sales price of $14.3 million. The sales transaction closed on February 2, 2016.
The following table presents net loss attributable to the Company for the three years ended December 31, 2015, 2014 and 2013 related to the Las Colinas Commons office building (in millions):

	Years Ended December 31,
Description	2015	2014	2013
Net loss attributable to the Company	$(0.3)	$(0.4)	$(0.3)
The major classes of assets and liabilities associated with our real estate held for sale as of December 31, 2015 were as follows (in thousands):

Description	Amount
Land and improvements, net	$2,785
Building and improvements, net	8,362
Lease intangibles, net	668
Straight-line rent	864
Assets associated with real estate held for sale	$12,679

Notes payable(1)	$14,900
Accrued and other liabilities	66
Obligations associated with real estate held for sale	$14,966

_______________________________________________________________________________

(1)
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 is $11.3 million. Under the terms of the loan, the lender requires a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount is used to reduce Northpoint Central's loan balance. We have reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
In February 2015, the FASB issued an update (“ASU No. 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The amendments in ASU 2015-02 are effective for public companies in interim and annual reporting periods in fiscal years beginning after December 15, 2015. Early adoption is permitted. Adoption of ASU 2015-02, effective January 1, 2016, will result in additional disclosures, however, it will not impact our consolidated financial position, results of operations, or cash flows.
Our variable interest in VIEs may be in the form of (i) equity ownership and/or (ii) loans provided by us to a VIE or other partner. We examine specific criteria and use judgment when determining if we are the primary beneficiary of a VIE. Factors considered in determining whether we are the primary beneficiary include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE's executive committee, existence of unilateral kick-out rights or voting rights, level of economic disproportionality between us and the other partner(s), and contracts to purchase assets from VIEs.
9. Notes Payable
The following table sets forth our notes payable on our consolidated properties at December 31, 2015 and 2014 ($ in thousands):

	Notes Payable as of
Description	December 31, 2015		December 31, 2014		Interest Rate	Maturity Date
Northborough Tower	$18,516		$19,071		5.67%	1/11/2016
Royal Island	13,872		13,872		15.00%	10/10/2016
Northpoint Central	11,720	(1)	15,574		5.15%	5/9/2017
Las Colinas Commons	N/A	(1)	11,484		5.15%	5/9/2017
Chase Park Plaza Hotel and Chase—The Private Residences	62,182		62,500		4.95%	8/11/2017
BHFS II, LLC	6,856		6,962		30-day LIBOR + 3%(2)	2/1/2018
BHFS III, LLC	6,154		6,250		30-day LIBOR + 3%(2)	2/1/2018
BHFS IV, LLC	12,783		12,983		30-day LIBOR + 3%(2)	2/1/2018
BHFS Theatre, LLC	4,785		4,860		30-day LIBOR + 3%(2)	2/1/2018
The Ablon at Frisco Square	18,679		—		30-day LIBOR + 2.5%(2)	8/26/2017
	$155,547		$153,556
Notes payable included with Obligations related to real estate held for sale:
Las Colinas Commons	14,900	(1)	n/a	(1)	5.15%	5/9/2017
Total notes payable obligations	$170,447		$153,556
_______________________________________________________________________________

(1)
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 is $11.3 million. Under the terms of the loan, the lender requires a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount is used to reduce Northpoint Central's loan balance. We have reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.

(2)	30-day LIBOR was 0.43% at December 31, 2015.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

At December 31, 2015, our notes payable balance was $155.5 million, excluding $14.9 million of contractual obligations on real estate held for sale, as compared to $153.6 million as of December 31, 2014 and consisted of new financing and loan assumptions related to our consolidated property acquisitions.
Each of our notes payable is collateralized by one or more of our properties. At December 31, 2015, our notes payable interest rates ranged from 2.9% to 15%, with a weighted average interest rate of approximately 5.4%. Of our $155.5 million in notes payable at December 31, 2015, $49.3 million represented debt subject to variable interest rates. At December 31, 2015, our notes payable had maturity dates that ranged from January 2016 to February 2018. We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the "BHFS Loans") up to $11.2 million. The BHFS Loans had an outstanding balance at December 31, 2015 of $30.6 million.
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 is $11.3 million. Under the terms of the loan, the lender requires a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount is used to reduce Northpoint Central's loan balance. We have reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.
Ablon at Frisco Square Financing
On August 26, 2014, The Ablon at Frisco Square venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a 3-year term with two 12-month extensions available. Payments of interest-only are required during the initial 3-year term. Equity of $15.8 million must be contributed to the project before any draws under the loan. As of December 31, 2015, the partners have funded $15.8 million of equity (which includes land) towards the construction. We have drawn approximately $18.7 million under the construction loan as of December 31, 2015. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.
Northborough Tower Debt Lender Sweep
During the third quarter of 2015, Northborough Tower’s single tenant vacated the building. The tenant’s lease does not expire until April 2018, and the tenant has continued to make its monthly rental payment. The cash management agreement provides that upon an event of default, the lender can cause all funds in the property account, consisting primarily of tenant rental payments, to be deposited into a lender-controlled and administered bank account. In December 2015, the lender exercised its right to control the operating funds of the property.
We have been actively marketing the Northborough Tower property for sale; however, we have not received any offers above the loan balance. The outstanding principal balance of the loan was approximately $18.5 million at December 31, 2015. We did not pay the outstanding principal balance of the loan at maturity, January 11, 2016, which constituted an event of default. The lender has been funding the operations of the property from the tenant rental funds and indicated they expect to continue to do so. The loan is non-recourse to the Company and we have been in discussions with the lender’s special servicer to transfer the asset to the lender. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. On March 15, 2016, we received notice that Northborough Tower had been posted for foreclosure on April 5, 2016.
Northborough Tower accounted for $5.7 million, or 40%, of our aggregate annual rental revenue from our consolidated office properties, and 11% of our total revenues, excluding revenues for Las Colinas Commons which was classified as real estate held for sale as of December 31, 2015. The carrying value of the Northborough Tower asset at December 31, 2015, was $15.2 million.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Contractual Obligations
The following table summarizes our aggregate contractual obligations for principal payments as of December 31, 2015 (in thousands):

Principal Payments Due:	Amount(1)
2016	$35,557
2017	71,839
2018	29,456
2019	18,680
2020	—
Thereafter	—
Total contractual obligations	155,532
Unamortized premium	15
Total	$155,547
_______________________________________________________________________________
(1) Our office building, Las Colinas Commons, was classified as real estate held for sale on our consolidated balance sheet as of December 31, 2015. Total contractual obligations does not include $14.9 million of debt that is classified as obligations related to real estate held for sale as of December 31, 2015.
We are subject to customary affirmative, negative, and financial covenants and representations, warranties, and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of December 31, 2015, we believe we were in compliance with the covenants under our loan agreements.
10. Derivative Instruments and Hedging Activities
We may be exposed to the risk associated with variability of interest rates that might impact our cash flows and the results of operations. Our hedging strategy of entering into interest rate caps and swaps, therefore, has been to eliminate or reduce, to the extent possible, the volatility of cash flows.
In November 2011, we entered into an interest rate cap agreement related to our Chase Park Plaza Hotel debt. We refinanced this debt on August 11, 2014 and the interest rate cap was cancelled. The new loan bears interest at a fixed rate of 4.95%; therefore, we will not enter into an interest rate cap agreement for this loan.
We had no derivative instruments as of December 31, 2015 and 2014. During the year ended December 31, 2014, we recorded a reclassification of unrealized loss of less than $0.1 million to interest expense to adjust the carrying amount of the interest rate cap related to our Chase Park Plaza Hotel debt which qualified as a non-hedge for the period January 1, 2014 to August 11, 2014, the date we refinanced such debt. There was no gain or loss recorded for the year ended December 31, 2015.
The table below presents the effect of our derivative financial instruments on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014 (in thousands):

Derivatives Not Designated as Hedging Instruments
Amount of Loss(1)
Description	Year Ended December 31, 2014
Interest rate	$86
_________________________________
(1)  Amounts related to interest rate derivative contracts are included in interest expense.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

11. Leasing Activity
Future minimum base rental payments of our office properties due to us under non-cancelable leases in effect as of December 31, 2015 for our consolidated properties are as follows (in thousands):

Year	Future Minimum Base Rental Payments
2016	$13,165
2017	11,954
2018	5,312
2019	3,751
2020	2,994
2021	2,364
2022	1,913
2023	1,511
2024	976
2025	957
Thereafter	660
Total	$45,557
The schedule above does not include rental payments due to us from our multifamily, hotel and student housing properties, as leases associated with these properties typically are for periods of one year or less. We have excluded Las Colinas Commons, our office building located in Texas, from the schedule above as it was classified as held for sale at December 31, 2015.
Significant Tenants
As of December 31, 2015, we had one lease that accounted for 10% or more of our aggregate annual rental revenue from our consolidated office properties. Northborough Tower, a single-tenant office building accounted for $5.7 million (or 40%) of our aggregate annual rental revenue from our consolidated office properties, and 11% of our total revenues, excluding revenues for Las Colinas Commons which was classified as real estate held for sale as of December 31, 2015. During the third quarter of 2015, Northborough Tower’s single tenant vacated the building. The tenant’s lease does not expire until April 2018, and the tenant has continued to make its monthly rental payment. We did not pay the outstanding principal balance of the loan at maturity, January 11, 2016, which constituted an event of default. The cash management agreement provides that upon an event of default, the lender can cause all funds in the property account, consisting primarily of tenant rental payments, to be deposited into a lender-controlled and administered bank account to be applied to the outstanding principal balance. In December 2015, the lender exercised its right to control the operating funds of the property. The lender has been funding the operations of the property from the tenant rental funds and indicated they expect to continue to do so. The loan is non-recourse to the Company and we have been in discussions with the lender’s special servicer to transfer the asset to the lender. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. On March 15, 2016, we received notice that Northborough Tower had been posted for foreclosure on April 5, 2016. The balance of the nonrecourse debt, secured by Northborough, was $18.5 million at December 31, 2015. The carrying value of the asset was $15.2 million at December 31, 2015.
Geographic Concentration
At any one time, a significant portion of our consolidated investments could be in one property class or concentrated in one or several geographic regions. For the year ended December 31, 2015, excluding revenue of $2.7 million for Las Colinas Commons, which was classified as real estate held for sale as of December 31, 2015, and mineral rights we received in 2015 of less than $0.1 million on a parcel of land we sold in 2013, 60%, 32% and 8% of our total revenues were derived from properties in Missouri, Texas and Colorado, respectively. Additionally, excluding revenue of $2.7 million for Las Colinas Commons, which was classified as real estate held for sale as of December 31, 2015, and mineral rights we received in 2015 of less than $0.1 million on a parcel of land we sold in 2013, 68%, 28% and 4% of our total revenues for the year ended December 31, 2015

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

were from our three asset types, hotel, office building and multifamily. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults by our tenants within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
Excluding revenue of $2.7 million for Las Colinas Commons, which was classified as real estate held for sale as of December 31, 2015, and mineral rights we received in 2015 of less than $0.1 million on a parcel of land we sold in 2013, three of our consolidated properties represented more than 10% of our 2015 total revenue: Chase Park Plaza at 60%; Frisco Square at 14%; and Northborough Tower at 11%. During the third quarter of 2015, Northborough Tower’s single tenant vacated the building. The tenant’s lease does not expire until April 2018, and the tenant has continued to make its monthly rental payment. The cash management agreement provides that upon an event of default, the lender can cause all funds in the property account to be deposited into a lender-controlled and administered bank account. In December 2015, the lender exercised its right to control the operating funds of the property. See Note 9, Notes Payable, for additional information.
12. Commitments and Contingencies
Frisco Square
In connection with our investment in the Frisco Square property, we are responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation will be reduced by 1% and will terminate at $225 million of real property values. The total outstanding Bond Obligation at December 31, 2015 and 2014 was $4.7 million and $5.1 million, respectively. As of December 31, 2015 the assessed value of the real property within the MMD is assessed at $174 million therefore we are currently responsible for 26% of the bond debt service payments.
Although, as described above, we are ultimately responsible for 26% of the bond debt service payments, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  For 2015, the annual bond debt service assessed by the POA is approximately $0.4 million. For the year ended December 31, 2015, we expensed less than $0.1 million for our pro rata share of the annual bond debt service. For the year ended December 31, 2014, we had an expense credit of less than $0.1 million related to bond debt service. The expense is included in the accompanying consolidated statements of operations and other comprehensive loss.
Under a development agreement with the City of Frisco, we are obligated to construct a minimum of two parking garages with 720 spaces by February 1, 2018 (the “Parking Obligation”). The City of Frisco secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by our indirect, wholly owned subsidiary, BHFS I, LLC. In the event we sell all or a part of the vacant land, 33% of the net sales proceeds are to be deposited into an escrow account ("City Escrow") for the benefit of the City of Frisco to secure the Parking Obligation until the amount in the City Escrow account is $7 million. Currently, the City Escrow account balance is $1.4 million and the book value of the BHFS I, LLC land and land improvements at December 31, 2015 are approximately $16 million. On February 4, 2014, the City of Frisco amended the Parking Obligation with respect to its lien on the vacant land held by us. Under the amended Parking Obligation, if we contribute land for the development of a garage constructed for a certain building and parking garage development (the "Gearbox" development), construct a proposed multifamily development (including a related garage) and build a structured public parking garage, that when combined with the Gearbox garage, provides 108 parking spaces that are open and free to the public at all times, the City of Frisco will not require any further escrow of funds from the sale of Frisco Square land and will release the lien on the land.
On June 13, 2014, we sold 1.62 acres of land to Frisco Square Developers, LLC for the Gearbox development for approximately $1.8 million and escrowed $0.6 million of the proceeds from the sale. Concurrently, we contributed 1.66 acres of land for the development of the Gearbox development. We agreed to contribute approximately $1.7 million to build 152 additional spaces in the Gearbox development. The funds for the 152 spaces and related infrastructure costs were placed in an escrow account (“Parking Garage Escrow”) in December 2014 and were drawn as construction on the garage was completed. In November 2015, the garage was completed and the final remaining funds in the Parking Garage Escrow account were disbursed. As of December 31, 2015 the Parking Garage Escrow account was zero.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed use project to The Ablon at Frisco Square, LLC (“Ablon Venture”), a special purpose entity in which we own a 90% limited partnership investment. Ablon Multifamily III, L.P. (“Ablon”) holds a 10% interest in the Ablon Venture and is the managing member. In accordance with the agreement, we contributed the land for a $2.5 million equity credit. In accordance with GAAP, we transferred the land at the full carrying value of $2.8 million to the Construction in Progress (Real Estate Under Development) account. The Ablon Venture was formed to construct a 275-unit multifamily project. On August 7, 2014, the Ablon Venture executed at $33.2 million general construction contract. Construction commenced on September 2, 2014. Total construction costs are expected to be approximately $42.1 million. Concurrently with the land contribution the Ablon Venture closed on a $26.3 million construction loan. Proceeds from the construction loan cannot be drawn until the venture partners have contributed $15.8 million of equity. As of December 31, 2015, the partners have funded all of the required equity (which includes land). As of December 31, 2015, we have drawn $18.7 million under the construction loan. Ablon, or its principals, are the guarantors for the construction loan. The first phase of the project, which includes the parking garage, was completed in February 2016 and final completion of the project is expected in March 2016.
On August 7, 2014 BHFS II, LLC entered into a $3.4 million general construction contract for a 226 space public parking garage. On September 2, 2014, construction commenced and on November 3, 2015, the garage was completed. We believe the completion of the three garages discussed above have fulfilled our Parking Obligation, as amended, and we have submitted our request to the City of Frisco to release the liens on the undeveloped land in the City Escrow.
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
The Smith Defendants countersued for wrongful termination and a termination fee.  Plaintiff amended its petition to add as parties, based on civil conspiracy and tortious interference with contracts causes of action, claims against the Smith Defendants’ attorneys and accountants.  The case as to the Smith Defendants was settled on August 5, 2014, resulting in Chase Park Plaza Hotel obtaining Smith Defendants’ 5% ownership interest in the Hotel.  As of February 19, 2015, Plaintiff is in settlement negotiations with the Smith Defendants’ attorneys and accountants.
13. Stockholders' Equity
On November 23, 2004 (date of inception), we sold 1,000 shares of convertible stock and 21,739 shares of common stock to Behringer Harvard Holdings, LLC for $201,000 in cash. Pursuant to its terms, the convertible stock generally is convertible into shares of our common stock with a value equal to 15% of the amount by which (i) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (ii) the sum of the aggregate capital invested by our stockholders plus a 10% cumulative, non-compounded, annual return on such capital. At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material. Conversion of the convertible stock may be limited by our board of directors if it determines that full conversion may jeopardize our qualification as a REIT. Our board of directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.
Share Redemption Program
In February 2006, our board of directors authorized a share redemption program for stockholders who held their shares for more than one year.  Under the program, our board reserved the right in its sole discretion at any time, and from time to time, to (i) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (ii) reject any request for redemption, (iii) change the purchase price for redemptions, or (iv) terminate, suspend or amend the share redemption program.
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010. Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2015. An aggregate total of 984,267 shares of common stock have been redeemed since inception.

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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We paid no distributions to stockholders during the years ended December 31, 2015, 2014 and 2013.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

14. Stock-Based Compensation
Our board of directors originally approved the Behringer Harvard Opportunity REIT I, Inc. Incentive Award Plan on November 23, 2004. An Amended and Restated 2004 Incentive Award Plan (“Incentive Award Plan”) was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005. The Incentive Award Plan provides for equity awards to our directors and consultants and to employees, directors, and consultants of our affiliates. In November 2008, the board of directors approved an amendment to the grantees' stock option agreements for all awards granted prior to December 31, 2007, setting forth a revised vesting and expiration schedule. Accordingly, all options granted prior to December 31, 2007 that were previously outstanding and fully vested were subject to the revised vesting and expiration schedule as follows: 25% became exercisable in each of the calendar years 2010 and 2011 with the remaining 50% exercisable in the calendar year 2012. Any vested awards not exercised in the calendar year specified were forfeited and were no longer exercisable. None of the options granted prior to December 31, 2007 were exercised and all expired as of December 31, 2012.
Options to acquire 5,000 shares of our common stock were awarded to each of Ms. Bufkin, Mr. Gage and Mr. Kaplan on July 24, 2008, June 22, 2009, October 18, 2010, October 17, 2011 and November 9, 2012 in connection with their reelection to our board of directors each year. As of December 31, 2015, each of Ms. Bufkin, Mr. Gage and Mr. Kaplan have 25,000 stock options for a total of 75,000 stock options outstanding at December 31, 2015.
On March 25, 2013, our board of directors, voted to amend the Incentive Award Plan to eliminate the automatic option grant. We did not recognize any incremental compensation cost as a result of these modifications. As no awards could be granted after November 2014, there were no stock options granted, exercised, forfeited or expired in 2015.
The following table summarizes the outstanding options, options granted, exercised, and forfeited or expired, as well as the corresponding weighted average exercise prices, for the years ended December 31, 2015, 2014 and 2013:

Options	Shares		Weighted- Average Exercise Price
Outstanding at January 1, 2013	75,000		$7.50
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2013	75,000		7.50
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2014	75,000		7.50
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding at December 31, 2015	75,000	(1)	7.50
Exercisable at December 31, 2015	75,000		7.50
________________________________________________________
(1) The remaining contractual life of the outstanding options is 3.3 years.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

15. Related Party Transactions
The Advisor and certain of its affiliates receive fees and compensation in connection with the acquisition, financing, management, and sale of our assets.
Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf. Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter. We entered into the Third Amended and Restated Advisory Management Agreement effective May 15, 2013 for a term of one-year. When the Advisory Agreement expired on May 15, 2014, we renewed it on the same terms for an additional one-year term with an expiration date of May 15, 2015. We then renewed the Advisory Agreement for additional one-month terms on both May 8, 2015 and June 15, 2015, which extended the Advisory Agreement to July 15, 2015. On July 8, 2015, we entered into the First Amendment to Third Amended and Restated Advisory Management Agreement with the Advisor that renewed the Advisory Agreement for a ten-month term with an expiration date of May 15, 2016. The Amendment amended the Advisory Agreement to (i) limit certain cost reimbursements to the Advisor for administrative services, to be effective January 1, 2015, and (ii) document a waiver of $200,000 of acquisition fees related to the construction of The Ablon at Frisco Square multifamily development. In all other material respects, the terms of the Advisory Agreement remain unchanged.
We pay the Advisor, or its affiliates, an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Alexan Black Mountain and Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month. For each of the years ended December 31, 2015, 2014 and 2013, we incurred $2.3 million of asset management fees. Amounts for the year ended December 31, 2013 include asset management fees that were classified in discontinued operations for our held for sale property and our disposed properties.
The Advisor, or its affiliates, receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the years ended December 31, 2015 and 2014, we incurred acquisition and advisory fees of $0.3 million and $0.2 million, respectively, related to The Ablon at Frisco Square development.  As noted above, during the year ended December 31, 2015, the Advisor waived $200,000 of acquisition fees related to the construction of The Ablon at Frisco Square. For the year ended December 31, 2013, there were no acquisition and advisory fees.
Under the Advisory Agreement, the debt financing fee paid to the Advisor for a Loan (as defined in the Advisory Agreement) will be 1% of the loan commitment amount. Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We incurred $0.6 million in debt financing fees for the year ended December 31, 2014 related to the Chase Park Plaza Hotel debt that we refinanced on August 11, 2014. We did not incur any debt financing fees for the years ended December 31, 2015 and 2013.
Subject to certain restrictions as described in the Amendment, we reimburse the Advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor's operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (i) 2% of our average invested assets or (ii) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. In addition, pursuant to the Amendment, our obligation to reimburse the Advisor for certain costs incurred in connection with administrative services is limited to $1.7 million. We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers. For the years ended December 31, 2015, 2014 and 2013, we incurred costs for administrative services of $1.4 million, $1.7 million and $1.4 million, respectively.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, "BH Property Management"), fees for management, leasing, and maintenance supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. We will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property. In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property. If we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred property management fees or oversight fees of $0.7 million, $0.9 million and $1 million during the years ended December 31, 2015, 2014 and 2013, respectively.
At December 31, 2015 and 2014, we had a payable to our Advisor and its affiliates of $0.8 million and $1.1 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to the Advisor and BH Property Management.
We are dependent on the Advisor and BH Property Management for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. If these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.

16. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
	2015	2014	2013
Supplemental disclosure:
Interest paid, net of amounts capitalized	$5,402	$7,188	$11,414
Reorganization expenses paid	—	—	768
Income taxes paid, net of refunds	140	135	198
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	2,580	1,479	1,353
Capital expenditures for real estate under development in accounts payable and accrued liabilities	1,940	1,817	47
Additions to real estate under development reclassified from land	108	3,346	—
Additions to building and building improvements reclassed from real estate under development	6,879	—	—
Additions to land and land improvements reclassed from real estate under development	542	170	—
Additions to furniture, fixtures and equipment reclassed from real estate under development	—	211	—
Amortization of deferred financing fees in properties under development	88	31	—
Transfer of noncontrolling interest	—	2,136	—
Capitalized deferred financing costs in accrued liabilities	—	31	—
Consolidation of hotel operations with no consideration paid:
Assets consolidated	—	—	(2,649)
Liabilities consolidated	—	—	2,649

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

17. Discontinued Operations
Effective as of January 1, 2015, we adopted the revised guidance for discontinued operations as further discussed in Note 3, New Accounting Pronouncements. For sales of real estate or assets classified as held for sale after January 1, 2015, we will evaluate whether the disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations. Any sales of real estate prior to January 1, 2015 that were reported in discontinued operations in prior reporting periods will continue to be reported as discontinued operations.
The following table summarizes the disposition of our properties during 2013 (in millions):

Property Name	Date of Disposition	Contract Sales Price
Becket House	April 5, 2013	$19.8
Rio Salado	May 28, 2013	9.3
4950 S. Bowen Road	October 22, 2013	1.6

We classified the results of operations for Becket House into discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2013. We did not classify the results of operations for Rio Salado and 4950 S. Bowen Road into discontinued operations as they represent land-only interests. The following table summarizes the income from discontinued operations for Becket House for the year ended December 31, 2013 (in thousands):

Description	Year Ended December 31, 2013
Revenues
Rental revenue	$514

Expenses
Property operating expenses	189
Bad debt expense	(111)
Interest expense	633
Real estate taxes	(21)
Impairment charge	305
Property management fees	24
Asset management fees	16
Depreciation and amortization	—
Total expenses	1,035

Interest Income	(2)
Realized loss on currency translation adjustment(1)	(3,624)
Gain on troubled debt restructuring(1)	8,132
Income from discontinued operations	3,985
Loss attributable to noncontrolling interests	(1,460)
Income from discontinued operations attributable to the Company	$2,525
_______________________________________________________________________________

(1)
Due to the sale of Becket House on April 5, 2013, $3.6 million was reclassified from unrealized foreign currency translation loss in OCI to net loss and $8.1 million was recorded as a gain on troubled debt restructuring.

We did not classify the condominiums sold during 2013 at Chase—The Private Residences as discontinued operations. Additionally, on June 13, 2014, we sold 1.62 acres of land that was a part of our Frisco Square investment to an unaffiliated third party that is not included in discontinued operations.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

18. Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$12,025	$15,081	$14,863	$13,422
Loss from continuing operations	(4,392)	(2,934)	(16,547)	(1,701)	(1)
Gain on sale of real estate	—	—	—	—
Add: Net loss attributable to the noncontrolling interest	97	92	84	113
Net loss attributable to common stockholders	(4,295)	(2,842)	(16,463)	(1,588)
Basic and diluted weighted average shares outstanding	56,500	56,500	56,500	56,500
Basic and diluted loss per share	$(0.08)	$(0.05)	$(0.29)	$(0.03)
__________________________

(1)
We recorded the following non-cash impairment charges during the year ended December 31, 2015: (i) a $0.7 million impairment for our one remaining condominium unit at Chase - The Private Residences, and (ii) a total of $11.6 million was recorded during 2015 for non-cash impairment charges which consisted of $6.8 million for our Frisco Square land, $2.1 million for Northborough Tower and $2.7 million for Northpoint Central. See Note 4, Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements, for additional information.

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
__________________________

(1)
During the fourth quarter of 2014, we recorded a non-cash impairment charge of $9.4 million related to our Northborough office building. See Note 4, Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements, for additional information.

*********

Behringer Harvard Opportunity REIT I, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2015, 2014, and 2013
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2015
Allowance for doubtful accounts	$207	58	—	19		$246
Allowance for loan loss	13,670	—	—	13,670	(1)	—
Year ended December 31, 2014
Allowance for doubtful accounts	$2,375	$137	$—	$2,305		$207
Allowance for loan loss	13,897	—	—	227		13,670
Year ended December 31, 2013
Allowance for doubtful accounts	$234	$2,585	$—	$444		$2,375
Allowance for loan loss	13,897	—	—	—		13,897
_______________________________________________________________________________

(1)
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

Behringer Harvard Opportunity REIT I, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2015
($ in thousands)

				Initial Cost
Property Name	Location	Encumbrances		Land and improvements	Building and improvements	Cost capitalized subsequent to acquisition(1)	Gross amount carried at close of period	Accumulated depreciation	Year of construction	Date acquired	Depreciable life
Chase Park Plaza	St. Louis, MO	$62,182		$3,612	$50,143	$40,915	$94,670	$21,200	1922 - 1931	12/8/2006	(2)
The Lodge & Spa at Cordillera	Edwards, CO	—		9,398	7,468	(6,603)	10,263	1,810	1988	6/6/2007	(2)
Frisco Square	Frisco, TX	30,578		40,098	27,907	10,525	78,530	16,387	2002 - 2003	8/3/2007	(3)
Northpoint Central	Houston, TX	11,720	(5)	750	19,849	(5,403)	15,196	2,397	1982	9/13/2007	(3)
Northborough Tower	Houston, TX	18,516		1,400	31,401	(19,748)	13,053	194	1983	2/26/2008	(3)
Royal Island	Commonwealth of Bahamas	13,872		21,158	2,842	—	24,000	2,099	—	6/6/2012	(3)
The Ablon at Frisco Square	Frisco, TX	18,679		—	—	39,102	39,102	—	2014 -2015	(4)	(4)
Sub-total		155,547		76,416	139,610	58,788	274,814	44,087

Real Estate Held for Sale:
Las Colinas Commons	Irving, TX	14,900	(5)	2,785	9,718	3,507	16,010	4,864	1979 - 2001	12/20/2006	(3)
Totals		$170,447		$79,201	$149,328	$62,295	$290,824	$48,951
_______________________________________________________________________________

(1)	Includes adjustment to basis, such as impairment losses

(2)	Hotels are depreciated according to Company policy, which uses the straight-line method over their estimated useful life of 39 years.

(3)	Buildings are depreciated according to Company policy, which uses the straight-line method over their estimated useful life of 25 years.

(4)	Construction of a 275-unit multifamily project at The Ablon at Frisco Square development began on September 2, 2014.

(5)
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 is $11.3 million. Under the terms of the loan, the lender requires a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount is used to reduce Northpoint Central's loan balance. We have reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 is as follows:
Real Estate and Accumulated Depreciation
Schedule III
(in thousands)

	Year Ended December 31,
	2015		2014		2013
Real Estate:
Balance at beginning of period	$278,558		$284,532		$292,737
Acquisitions	—		—		—
Improvements	34,587		14,519		4,222
Write-offs	(3,378)		(759)		(1,635)
Establishment of new basis for impaired assets	(18,943)	(1)	(18,467)	(2)	(119)
Cost of real estate sold	—		(1,267)		(10,673)
Balance at end of the period	$290,824		$278,558		$284,532
Accumulated depreciation:
Balance at beginning of period	$49,258		$48,652		$41,186
Depreciation expense	10,366		9,931		9,073
Write-offs	(3,270)		(440)		(1,607)
Reclassification	(7,403)	(1)	(8,885)	(2)	—
Disposals	—		—		—
Balance at end of the period	$48,951		$49,258		$48,652
_______________________________________________________________________________

(1)
During the year ended December 31, 2015, we recorded non-cash impairment charges for our Frisco Square land and our Northborough Tower and Northpoint Central office buildings of $6.8 million, $2.1 million and $2.7 million, respectively, for a total of $11.6 million. The accumulated depreciation for Northborough Tower and Northpoint Central of $0.8 million and $6.6 million, respectively, were offset against the basis of the assets.

(2)
During the year ended December 31, 2014, we recorded non-cash impairment charges for our Northborough Tower office building of $9.4 million. The accumulated depreciation for the asset, of $8.9 million, was offset against the basis of the asset. The carrying value of the asset also includes a reclass of $0.2 million.

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

10.1
First Amendment to Third Amended and Restated Advisory Management Agreement by and between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity Advisors I, LLC, dated July 8, 2015, effective as of January 1, 2015 (previously filed and incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 1, 2015)

10.2
Office Lease Agreement between EOP-Northborough Tower Limited Partnership and Noble Energy, Inc. dated October 23, 2002 (previously filed and incorporated by reference to Exhibit 10.1 to Form 10-K filed on March 25, 2014)

10.3
Exhibit B Registration and Commission Agreement between Northborough Partners, LP, Landlord, and Broker for Noble Energy, Inc. in connection with Northborough Tower, Houston, Texas dated in November 2006 (previously filed and incorporated by reference to Exhibit 10.2 to Form 10-K filed on March 25, 2014)

10.4
First Amendment to Office Lease Agreement between TX-Northborough Tower LP and Noble Energy, Inc. dated May 14, 2003 (previously filed and incorporated by reference to Exhibit 10.3 to Form 10-K filed on March 25, 2014)

10.5
Second Amendment to Office Lease Agreement between TX-Northborough Tower LP and Noble Energy, Inc. dated May 27, 2003 (previously filed and incorporated by reference to Exhibit 10.4 to Form 10-K filed on March 25, 2014)

10.6
Third Amendment to Office Lease Agreement between TX-Northborough Tower LP and Noble Energy, Inc. dated September 27, 2004 (previously filed and incorporated by reference to Exhibit 10.5 to Form 10-K filed on March 25, 2014)

10.7
Fourth Amendment to Office Lease Agreement between TX-Northborough Tower LP and Noble Energy, Inc. dated December 28, 2005 (previously filed and incorporated by reference to Exhibit 10.6 to Form 10-K filed on March 25, 2014)

10.8
Fifth Amendment to Office Lease Agreement between Northborough Partners LP and Noble Energy, Inc. dated February 13, 2007 (previously filed and incorporated by reference to Exhibit 10.7 to Form 10-K filed on March 25, 2014)

10.9
Sixth Amendment to Office Lease Agreement between Northborough Partners LP and Noble Energy, Inc. dated February 16, 2007 (previously filed and incorporated by reference to Exhibit 10.8 to Form 10-K filed on March 25, 2014)

10.10
Seventh Amendment to Office Lease Agreement between Northborough Partners LP and Noble Energy, Inc. dated May 15, 2007 (previously filed and incorporated by reference to Exhibit 10.9 to Form 10-K filed on March 25, 2014)

10.11
Eighth Amendment to Office Lease Agreement between Behringer Harvard Northborough LP and Noble Energy, Inc. dated April 22, 2009 (previously filed and incorporated by reference to Exhibit 10.10 to Form 10-K filed on March 25, 2014)

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

101
The following financial statements from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 18, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

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