Form 10-Q
period 2016-03-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2016-05-11
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission File Number: 000-51961

Behringer Harvard Opportunity REIT I, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1862323
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001
(Address of Principal Executive Offices) (ZIP Code)

Registrant’s Telephone Number, Including Area Code:  (866) 655-3650

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
Yes ☐ No ☒

As of April 30, 2016, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended March 31, 2016

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Real estate
Land and improvements, net	$62,516	$58,936
Buildings and improvements, net	168,136	132,670
Real estate under development	—	39,121
Total real estate	230,652	230,727
Assets associated with real estate held for sale	—	12,679
Condominium inventory	—	2,201
Cash and cash equivalents	19,798	20,746
Restricted cash	6,462	8,880
Accounts receivable, net	6,261	6,273
Prepaid expenses and other assets	1,568	2,015
Investments in unconsolidated joint ventures	14,516	13,953
Furniture, fixtures and equipment, net	4,127	2,719
Lease intangibles, net	2,091	2,248
Other intangibles, net	4,056	4,205
Total assets	$289,531	$306,646
Liabilities and Equity
Notes payable, net	$158,861	$154,460
Accounts payable	1,212	3,433
Payables to related parties	641	747
Acquired below-market leases, net	677	758
Accrued and other liabilities	25,062	25,606
Obligations associated with real estate held for sale	—	14,897
Total liabilities	186,453	199,901
Commitments and contingencies	—	—
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at March 31, 2016 and December 31, 2015	6	6
Additional paid-in capital	507,303	507,303
Accumulated distributions and net loss	(401,498)	(397,259)
Accumulated other comprehensive income (loss)	(3,590)	(4,301)
Total Behringer Harvard Opportunity REIT I, Inc. equity	102,221	105,749
Noncontrolling interest	857	996
Total equity	103,078	106,745
Total liabilities and equity	$289,531	$306,646

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three months ended March 31,
	2016	2015
Revenues
Rental revenue	$4,141	$4,727
Hotel revenue	7,619	7,298
Condominium sale	2,271	—
Total revenues	14,031	12,025
Expenses
Property operating expenses	1,863	1,889
Hotel operating expenses	6,901	6,324
Bad debt expense (recovery)	(15)	132
Cost of condominium sale	2,271	—
Interest expense	2,854	2,098
Real estate taxes	1,015	598
Property management fees	431	412
Asset management fees	536	568
General and administrative	1,210	1,041
Depreciation and amortization	2,638	3,171
Total expenses	19,704	16,233
Interest income	1	5
Other expense, net	(15)	(61)
Loss before gain on sale of real estate, income tax expense and equity in earnings (losses) of unconsolidated joint venture	(5,687)	(4,264)
Gain on sale of real estate	1,277	—
Income tax expense	(22)	(36)
Equity in earnings (losses) of unconsolidated joint venture	54	(92)
Net loss	(4,378)	(4,392)
Net loss attributable to the noncontrolling interest	139	97
Net loss attributable to common shareholders	$(4,239)	$(4,295)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500
Basic and diluted loss per share	$(0.08)	$(0.08)
Comprehensive income (loss)
Net loss	$(4,378)	$(4,392)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	711	(2,201)
Total other comprehensive income (loss)	711	(2,201)
Comprehensive loss	(3,667)	(6,593)
Comprehensive loss attributable to the noncontrolling interest	139	97
Comprehensive loss attributable to common shareholders	$(3,528)	$(6,496)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2015	1,000	$—	56,500,472	$6	$507,303	$(372,071)	$(1,817)	$617	$134,038
Net loss	—	—	—	—	—	(4,295)	—	(97)	(4,392)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	498	498
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(2,201)	—	(2,201)
Balance at March 31, 2015	1,000	$—	56,500,472	$6	$507,303	$(376,366)	$(4,018)	$1,018	$127,943

Balance at January 1, 2016	1,000	$—	56,500,472	$6	$507,303	$(397,259)	$(4,301)	$996	$106,745
Net loss	—	—	—	—	—	(4,239)	—	(139)	(4,378)
Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	711	—	711
Balance at March 31, 2016	1,000	$—	56,500,472	$6	$507,303	$(401,498)	$(3,590)	$857	$103,078

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,378)	$(4,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,602	3,110
Amortization of deferred financing fees	158	166
Loss on retirement of asset	16	—
Gain on sale of real estate	(1,277)	—
Bad debt expense (recovery)	(15)	132
Equity in (earnings) losses of unconsolidated joint venture	(54)	92
Change in operating assets and liabilities:
Accounts receivable	27	(25)
Condominium inventory	2,201	—
Prepaid expenses and other assets	452	141
Accounts payable	127	—
Accrued and other liabilities	477	757
Payables to related parties	(106)	(370)
Lease intangibles	(56)	(234)
Cash provided by (used in) operating activities	174	(623)
Cash flows from investing activities:
Proceeds from sale of real estate	14,004	—
Additions of property and equipment	(7,094)	(7,950)
Change in restricted cash	2,418	(268)
Distributions from unconsolidated joint venture	202	—
Cash provided by (used in) investing activities	9,530	(8,218)
Cash flows from financing activities:
Proceeds from notes payable	6,533	—
Payments on notes payable	(17,185)	(328)
Contributions from noncontrolling interest holders	—	498
Cash provided by (used in) financing activities	(10,652)	170
Net change in cash and cash equivalents	(948)	(8,671)
Cash and cash equivalents at beginning of the year	20,746	35,015
Cash and cash equivalents at end of the period	$19,798	$26,344
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
We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of March 31, 2016, we wholly owned three properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that is accounted for using the equity method.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2016.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015, and the condensed consolidated statements of equity and cash flows for the three months ended March 31, 2016 and 2015 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of March 31, 2016 and our condensed consolidated results of operations, equity, and cash flows for the periods ended March 31, 2016 and 2015.  Such adjustments are normal and recurring in nature.
As discussed in Note 6, Real Estate Investments, subheading Discontinued Operations, effective January 1, 2015, we adopted the Financial Accounting Standards Board (“FASB”) guidance that changes the criteria for reporting a discontinued operation. This adoption impacts the comparability of our financial statements as disposals of individual operating properties will generally no longer qualify as discontinued operations.

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
Principles of Consolidation and Basis of Presentation
Our condensed consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control.  All inter-company transactions, balances, and profits have been eliminated in consolidation.  Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary.  If the interest in the entity is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement. For entities in which we have less than a controlling interest or entities which we are not deemed to be the primary beneficiary, we account for the investment using the equity method of accounting.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate
We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  In no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  As of March 31, 2016, the estimated remaining average useful lives for acquired lease intangibles range from less than 1 year to approximately 3 years.
The net balance of acquired lease intangibles totaling approximately $0.1 million, as of March 31, 2016, will be fully amortized in April 2018. Anticipated amortization expense associated with the acquired lease intangibles for each of the following three years as of March 31, 2016 is as follows (in thousands):

Year	Lease Intangibles
April 1, 2016 - December 31, 2016	$42
2017	56
2018	18
The value of hotels and all other buildings is depreciated over the estimated useful lives of 39 years and 25 years, respectively, using the straight-line method. Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

March 31, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$212,167	$64,625	$7,482	$(3,311)	$9,626
Less: depreciation and amortization	(44,031)	(2,109)	(5,391)	2,634	(5,570)
Net	$168,136	$62,516	$2,091	$(677)	$4,056

December 31, 2015	Buildings and Improvements(1)	Land and Improvements(1)	Lease Intangibles(1)	Acquired Below-Market Leases	Other Intangibles
Cost	$174,732	$60,962	$7,580	$(3,311)	$9,626
Less: depreciation and amortization	(42,062)	(2,026)	(5,332)	2,553	(5,421)
Net	$132,670	$58,936	$2,248	$(758)	$4,205

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

Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our condensed consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. During the fourth quarter of 2015, we entered into a purchase and sale agreement for Las Colinas Commons, an office building located in Texas, and classified the investment as real estate held for sale in our condensed consolidated balance sheet at December 31, 2015. The sales transaction closed on February 2, 2016. We did not have any properties classified as held for sale at March 31, 2016.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Effective as of January 1, 2015, we adopted the revised guidance regarding discontinued operations. For sales of real estate or assets classified as held for sale after January 1, 2015, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine if the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations. Prior to the adoption, when we had no involvement after the sale of a real estate investment it was treated as a discontinued operation.
Condominium Inventory
For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value.  An adjustment is recorded to the extent that the fair value less selling costs is less than the carrying value.  We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing and anticipated market conditions.  This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management’s plans for the property. On February 22, 2016, we sold our one remaining condominium unit in inventory at Chase — The Private Residences for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs.
Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $4 million and $4.2 million as of March 31, 2016 and December 31, 2015, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.4 million as of March 31, 2016 and December 31, 2015.  The allowance for doubtful accounts was $0.1 million and $0.3 million as of March 31, 2016 and December 31, 2015, respectively.
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
During the year ended December 31, 2015, we recorded $12.3 million of non-cash impairment charges as a result of measurable decreases in the fair value of four of our investments. We recorded a $0.7 million impairment for our one remaining condominium unit at Chase — The Private Residences. During the first quarter of 2016, we sold the condominium for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs. In addition, we recorded a non-cash impairment charge of $6.8 million during 2015 for our Frisco Square land based on an indication of a change in market conditions for land development. In estimating the fair value of the Frisco Square land, we considered market comparables as well as the time and costs to hold the land until developed. We also recorded non-cash impairment charges of $2.1 million for Northborough Tower and $2.7 million for our Northpoint Central office building during 2015. In estimating the fair value of both Northborough Tower and Northpoint Central, we considered offers received during the marketing process of the assets in the third quarter of 2015, market comparables and management’s internal discounted cash flow analysis prepared with the consideration of the market conditions in Houston where both buildings are located. We did not record any non-cash impairment charges in the first quarter of 2016.
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
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net of accumulated amortization, were $0.9 million and $1.2 million as of March 31, 2016 and December 31, 2015, respectively. The $1.2 million balance of deferred financing fees, net of accumulated amortization, as of December 31, 2015, was composed of $1.1 million related to notes payable and less than $0.1 million related to obligations associated with real estate held for sale. Accumulated amortization of deferred financing fees was $1.8 million as of March 31, 2016 and December 31, 2015. In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The adoption of ASU 2015-03, effective January 1, 2016, required companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability, retrospectively. See New Accounting Pronouncements below for further details.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The adoption of the new standard resulted in the following reclassifications of unamortized deferred financing fees as of December 31, 2015 (in thousands):

Description	Originally Reported	Reclassification	Adjusted
Deferred financing fees, net	$1,156	$(1,156)	$—
Notes payable	155,547	(1,087)	154,460
Obligations associated with real estate held for sale(1)	14,966	(69)	14,897
______________________________
(1) Obligations associated with real estate held for sale, as adjusted, consisted of $14.8 million of notes payable, net of deferred financing fees of less than $0.1 million, and other liabilities totaling an aggregate of less than $0.1 million.
Foreign Currency Translation
The functional currency for our international equity investment in Central Europe Joint Venture is the Euro. We use period-end exchange rates to translate balances of assets and liabilities while the statement of operations amounts are translated using the average exchange rate for the respective period. Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of other comprehensive income (loss) (“OCI”). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations and comprehensive income (loss). The foreign currency translation adjustments were a gain of $0.7 million and a loss of $2.2 million for the three months ended March 31, 2016 and 2015, respectively.
When the Company ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. On July 28, 2008, we invested in the Central Europe Joint Venture that owned 22 properties. Central Europe Joint Venture is our only foreign investment as of March 31, 2016. The joint venture sold one property in 2014 and three properties in 2015, and had 18 properties remaining as of March 31, 2016. We will recognize CTA upon the sale of all or substantially all of our investment in the Central Europe Joint Venture.
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
New Accounting Pronouncements
In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. In addition, early adoption will be permitted beginning after December 15, 2016, including interim reporting periods within those annual periods. Either full retrospective adoption or modified retrospective adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In August 2014, the FASB issued an update (“ASU 2014-15”) to ASC Topic 205, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management’s assessment of a company’s ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. We do not believe the adoption of this guidance will have a material impact on our disclosures.
In January 2015, the FASB issued (“ASU 2015-01”) to ASC Topic 225, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. An entity is no longer required to (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings per share data applicable to an extraordinary item. ASU 2015-01 does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in occurrence. ASU 2015-01 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015. The adoption of ASU 2015-01, effective January 1, 2016, did not impact our consolidated financial position, results of operations, or cash flows.
In February 2015, the FASB issued an update ("ASU 2015-02") to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The adoption of ASU 2015-02, effective January 1, 2016, did not impact our consolidated financial position, results of operations, or cash flows. See Note 8 for further details.
In April 2015, the FASB issued an update ("ASU 2015-03") to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. Effective January 1, 2016, the amendments in ASU 2015-03 require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts, instead of being presented as a deferred charge. We adopted ASU 2015-03 on January 1, 2016. The recognition and measurement guidance for debt issuance costs is not affected. The new guidance requires retrospective application. As of December 31, 2015, we had $1.2 million of net deferred financing costs that were reclassified from assets to a reduction in the carrying amount of our debt.
In January 2016, the FASB issued an update ("ASU 2016-01") to ASC Topic 825-10, Financial Instruments - Overall, Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 will require certain investments in equity securities to be measured at fair value with changes in fair value recognized in net income, and will modify the impairment assessment of certain equity securities. The new guidance is effective January 1, 2018. Certain aspects of the guidance may require a cumulative-effect adjustment and other aspects of the guidance are required to be adopted prospectively. We are currently evaluating the impact of the adoption of ASU 2016-01 on our consolidated financial statements.
In February 2016, the FASB issued an update ("ASU 2016-02") to ASC Topic 842, Leases. ASU 2016-02 supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require a lessee to reflect most operating lease arrangements on the balance sheet by recording a right-of-use asset and a lease liability that will initially be measured at the present value of lease payments. Among other changes, the new standard also modifies the definition of a lease, and requires expanded lease disclosures. The new standard will be effective January 1, 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.
In April 2016, the FASB issued an update ("ASU 2016-10") to ASC Topic 606, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing. The new guidance will require companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. The new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and allows full or modified retrospective application. We are currently evaluating the impact of the adoption of ASU 2016-10 on our consolidated financial statements.

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
As of March 31, 2016 and December 31, 2015, we had no derivatives.
Nonrecurring Fair Value Measurements
We recorded no non-cash impairment charges during the three months ended March 31, 2016.
During the year ended December 31, 2015, we recorded non-cash impairment charges totaling $12.3 million. We recorded $2.1 million and $2.7 million of non-cash impairment charges to reduce the carrying values of our Northborough Tower and Northpoint Central office buildings, respectively, to the estimated fair value. In estimating the fair value of both Northborough Tower and Northpoint Central, we considered offers received during the marketing process of the assets in the third quarter of 2015, market comparables and management’s internal discounted cash flow analysis prepared with the consideration of the market conditions in Houston where both buildings are located. In addition, we recorded a non-cash impairment charge of $6.8 million related to our Frisco Square land to reduce the carrying value to the estimated fair value based on an indication of a change in market conditions for land development. In estimating the fair value of the Frisco Square land, we considered market comparables as well as the time and costs to hold the land until developed. We also recorded a $0.7 million non-cash impairment charge to reduce the carrying value of our one remaining condominium at Chase — The Private Residences to current market price. We based the fair value on the current list price less concessions and closing costs totaling $0.2 million for a fair value of $2.2 million at December 31, 2015. We sold the condominium for a cash consideration of $2.5 million on February 22, 2016. The estimates are considered Level 3 under the fair value hierarchy described above.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following fair value hierarchy tables present information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2015 (in thousands):

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
(2) In the third quarter of 2015, we recorded a $6.8 million non-cash impairment associated with our Frisco Square land.
(3) During 2015, we recorded a non-cash impairment of $0.7 million associated with our one remaining condominium unit at Chase — The Private Residences.
Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at December 31, 2015 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$29,500	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	7.75% - 11.50% 8.00% - 9.75% 0% - 3.00% 0% - 3.00%
Land and improvements, net(2)	19,606	Market comparable	Lot price Inflation rate Discount rate	$20 - $45 psf 0% - 3.00% 12.50% - 20.00%
Condominium inventory (one remaining finished unit)(3)	2,201	Market comparable	List price for unit; due to limited market comparables	$511 to $555 per square feet
______________________________
(1) In the third quarter of 2015, we recorded non-cash impairments of $2.1 million and $2.7 million associated with our Northborough Tower and Northpoint Central office buildings.
(2) In the third quarter of 2015, we recorded a $6.8 million non-cash impairment associated with our Frisco Square land.
(3) During 2015, we recorded a non-cash impairment of $0.7 million associated with our one remaining condominium unit at Chase — The Private Residences.
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2016 and the year ended December 31, 2015.

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
As of March 31, 2016 and December 31, 2015, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, and payables/receivables from related parties were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities.
The notes payable totaling $158.9 million, net of deferred financing fees of $0.9 million, as of March 31, 2016, had a fair value of approximately $159.9 million. As of December 31, 2015, we had notes payable totaling $154.5 million, net of deferred financing fees of $1.1 million, and excluding $14.8 million of contractual obligations on real estate held for sale which was net of deferred financing fees of $0.1 million. The notes payable totaling $154.5 million as of December 31, 2015, had a fair value of approximately $155.5 million. The fair values are based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
The fair value estimates presented herein are based on information available to our management as of March 31, 2016 and December 31, 2015. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

6. Real Estate Investments
As of March 31, 2016, we wholly owned three properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheets.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of March 31, 2016:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	100%	2006
Frisco Square	Frisco, Texas	(1)	mixed-use development (multifamily, retail, office, restaurant and land)	(1)	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	94%	2007
Northborough Tower(2)	Houston, Texas	207,000	14-story office building	100%	2008
Royal Island(3)	Commonwealth of Bahamas	—	land	87%	2012
_________________________________

(1)
Our Frisco Square mixed-use development consists of 101,000 square feet of office space, 71,000 square feet of retail, a 41,500 square foot movie theater, 114 multifamily units, approximately 27 acres of land which we own 100%, and a 275-unit multifamily project which became fully developed in the first quarter of 2016 in which we own a 90% interest.

(2)	Northborough Tower was transferred to its lender via a deed-in-lieu of foreclosure on May 9, 2016.

(3)
Our initial investment in Royal Island was made in May 2007. We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

Real Estate Development
The Ablon at Frisco Square
On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed-use project to The Ablon at Frisco Square, LLC (“Ablon Frisco Square Venture”), a special purpose entity in which we own a 90% limited partnership interest. The venture was formed to construct a 275-unit multifamily project. Concurrently, with the land contribution, the joint venture closed on a $26.3 million construction loan. Construction on the development began on September 2, 2014. Total construction costs for the development were approximately $41.5 million. The project was completed and available for occupancy in the first quarter of 2016. See Note 9, Notes Payable, for additional information.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate Asset Disposition
Las Colinas Commons
On February 2, 2016, we sold Las Colinas Commons for a contract sales price of approximately $14.3 million. We recorded a gain on sale of real estate property of $1.3 million. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $11.3 million associated with the office building. Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount was used to reduce Northpoint Central's loan balance. The full release price was reclassified as a liability associated with our real estate held for sale as of December 31, 2015. Las Colinas Commons was classified as held for sale on our consolidated balance sheet at December 31, 2015.
Sales of Real Estate Reported in Continuing Operations
The Company does not view the disposal of Las Colinas Commons as a strategic shift, therefore the results of operations for the investment is presented in continuing operations in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015.
The following table presents our sale of the Las Colinas Commons real estate investment during the first quarter of 2016 (in millions):

Date of Sale	Property	Ownership Interest	Sales Contract Price	Net Cash Proceeds(1)	Gain on Sale of Real Estate
February 2, 2016	Las Colinas Commons	100%	$14.3	$14.0	$1.3
The following table presents net income (loss) attributable to the Company for the three months ended March 31, 2016 and 2015 related to Las Colinas Commons. Net income for the three months ended March 31, 2016 includes the $1.3 million gain on sale of Las Colinas Commons (in millions):

	For the Three Months Ended March 31,
Description	2016	2015
Net income (loss) attributable to the Company	$0.8	$(0.1)
Discontinued Operations
Effective January 1, 2015, we adopted the provisions of FASB guidance in ASU 2014-08, issued in April 2014, regarding the reporting of discontinued operations. As a result of this adoption, the results of operations and gain on sale of real estate for disposals from January 1, 2015 forward that do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations.
Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of March 31, 2016 and December 31, 2015 ($ in thousands):

	Ownership Interest	Carrying Value of Investment
Property Name		March 31, 2016	December 31, 2015
Central Europe Joint Venture	47.01%	$14,516	$13,953

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Our investment in the unconsolidated joint venture as of March 31, 2016 and December 31, 2015 consisted of our proportionate share of the combined assets and liabilities of our investment property, shown at 100%, as follows (in thousands):

	March 31, 2016	December 31, 2015
Real estate assets, net	$61,257	$59,415
Cash and cash equivalents	6,338	6,827
Other assets	1,362	1,441
Total assets	$68,957	$67,683

Notes payable	$42,110	$40,895
Other liabilities	2,030	2,526
Total liabilities	44,140	43,421

Equity	24,817	24,262
Total liabilities and equity	$68,957	$67,683
Our equity in losses from our investment is our proportionate share of the combined losses of our unconsolidated joint venture for the three months ended March 31, 2016 and 2015, shown at 100%, as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$1,736	$2,243

Operating expenses:
Operating expenses	504	509
Property taxes	48	68
Total operating expenses	552	577

Operating income	1,184	1,666

Non-operating expenses:
Depreciation and amortization	617	886
Interest and other, net	452	1,054
Gain on sale	—	(78)
Total non-operating expenses	1,069	1,862

Net income (loss)	$115	$(196)

Equity in earnings (losses) of unconsolidated joint venture(1)	$54	$(92)
________________________________

(1)	Company’s share of net income (loss).
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

7. Real Estate Held for Sale
As of December 31, 2015, Las Colinas Commons was classified as real estate held for sale on our consolidated balance sheet. We did not have any real estate assets classified as held for sale at March 31, 2016.
In 2006, we acquired Las Colinas Commons, an office building located in the Dallas, Texas area. We entered into a purchase and sale agreement with an unaffiliated third party on December 18, 2015 for a contract sales price of $14.3 million. The sales transaction closed on February 2, 2016.
The major classes of assets and liabilities associated with our real estate held for sale as of December 31, 2015 were as follows (in thousands):

Description	Amount
Land and improvements, net	$2,785
Building and improvements, net	8,362
Lease intangibles, net	668
Straight-line rent	864
Assets associated with real estate held for sale	12,679

Notes payable(1)	$14,900
Deferred financing fees(2)	(69)
Notes payable, net of deferred financing fees	14,831
Accrued and other liabilities	66
Obligations associated with real estate held for sale	$14,897
_______________________________________________________________________________

(1)
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment was used to reduce Northpoint Central's loan balance. We reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.

(2)
Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 3 under the caption New Accounting Pronouncements for further details.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Variable Interest Entities
As discussed in Note 3, effective January 1, 2016, we have adopted the guidance in ASU 2015-02. As a result, the Operating Partnership (see Note 1) and each of our less than wholly-owned real estate partnerships (BH Cordillera, LLC, BH Residences at Cordillera, LLC and Behringer Harvard Royal Island, LLC) have been deemed to have the characteristics of a VIE. However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there has been no change to the amounts reported in our condensed consolidated balance sheets and statements of cash flows or amounts recognized in our condensed consolidated statements of operations.
Consolidated VIEs
Behringer Harvard Opportunity REIT I, Inc. consolidates the Operating Partnership, BH Cordillera, LLC, BH Residences at Cordillera, LLC and Behringer Harvard Royal Island, LLC, which are variable interest entities, or VIEs, for which the Company is the primary beneficiary. Generally, a VIE, is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.  Notes Payable
The following table sets forth our notes payable on our consolidated properties at March 31, 2016 and December 31, 2015 ($ in thousands):

	Notes Payable as of
Description	March 31, 2016	December 31, 2015	Interest Rate	Maturity Date
Northborough Tower(1)	$16,847	$18,516	8.67%(1)	1/11/2016
Royal Island(2)	14,429	13,872	15.00%	10/10/2016
Northpoint Central(3)	11,544	11,720	5.15%	5/9/2017
Las Colinas Commons(3)	—	n/a	5.15%	5/9/2017
Chase Park Plaza Hotel and Chase — The Private Residences	61,860	62,182	4.95%	8/11/2017
BHFS II, LLC	6,826	6,856	30-day LIBOR + 3%(4)	2/1/2018
BHFS III, LLC	6,127	6,154	30-day LIBOR + 3%(4)	2/1/2018
BHFS IV, LLC	12,727	12,783	30-day LIBOR + 3%(4)	2/1/2018
BHFS Theatre, LLC	4,764	4,785	30-day LIBOR + 3%(4)	2/1/2018
The Ablon at Frisco Square	24,655	18,679	30-day LIBOR + 2.5%(4)	8/26/2017
Total debt	159,779	155,547
Deferred financing fees(4)	(918)	(1,087)
Notes payable, net of deferred financing fees	158,861	154,460
Notes payable included with Obligations related to real estate held for sale:
Las Colinas Commons debt(3)	—	14,900	5.15%	5/9/2017
Deferred financing fees(5)	—	(69)
Notes payable included with Obligations related to real estate held for sale, net of deferred financing fees:	—	14,831
Total notes payable obligations	$158,861	$169,291
_________________________________

(1)
Due to the maturity default on our Northborough debt, the stated interest rate of 5.67% was increased to the default interest rate of 8.67% effective January 12, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016.

(2)	In January 2016, the lenders agreed to increase the amount available to draw on the loan to $14.4 million.

(3)
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender required a release price payment of $14.9 millionto release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount is used to reduce Northpoint Central's loan balance. We reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.

(4)	30-day LIBOR was 0.44% at March 31, 2016.

(5)
Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 3 under the caption New Accounting Pronouncements for further details.

Our notes payable balance, net of deferred financing fees of $0.9 million, was $158.9 million at March 31, 2016. Our notes payable balance at December 31, 2015, was $154.5 million, net of deferred financing fees of $1.1 million, and excluding $14.8 million of contractual obligations on real estate held for sale which was net of deferred financing fees of less than $0.1 million at December 31, 2015, respectively, consisted of new financing and loan assumptions related to our consolidated property acquisitions.
Each of our notes payable is collateralized by one or more of our properties.  At March 31, 2016, our notes payable interest rates ranged from 2.9% to 15%, with a weighted average interest rate of approximately 5.3%.  Of our $158.9 million in notes payable at March 31, 2016, $55.1 million represented debt subject to variable interest rates.  At March 31, 2016, our notes payable had maturity dates that ranged from October 2016 to February 2018.  We have unconditionally guaranteed payment of

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

the notes payable related to the four loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS Loans had an outstanding balance at March 31, 2016 of $30.4 million.
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount was used to reduce Northpoint Central's loan balance. The full release price was reclassified as a liability associated with our real estate held for sale as of December 31, 2015. We sold the Las Colinas Commons office buildings on February 2, 2016 and paid in full the existing indebtedness of the Las Colinas Commons loan of $11.3 million and paid $3.6 million to reduce Northpoint Central's loan balance, which was $11.5 million as of March 31, 2016.
Ablon at Frisco Square Financing
On August 26, 2014, the Ablon Frisco Square Venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a three-year term with two 12-month extensions available. Payments of interest-only are required during the initial three-year term. As of March 31, 2016, we had drawn approximately $24.7 million under the construction loan. The project was completed and available for occupancy in the first quarter of 2016. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.
Northborough Tower Debt Lender Sweep
During the third quarter of 2015, Northborough Tower’s single tenant vacated the building. The tenant’s lease does not expire until April 2018, and the tenant has continued to make its monthly rental payment. The loan agreement and cash management agreement provide that in the event the tenant vacated the building, the lender can cause all funds in the property account, consisting primarily of tenant rental payments, to be deposited into a lender-controlled and administered bank account. In December 2015, the lender exercised its right to control the operating funds of the property.
We have been actively marketing the Northborough Tower property for sale; however, we have not received any offers above the loan balance. The outstanding principal balance of the loan was approximately $16.8 million at March 31, 2016. We did not pay the outstanding principal balance of the loan at maturity, January 11, 2016, which constituted an event of default. The lender has been funding the operations of the property from the tenant rental funds and indicated they expect to continue to do so. The loan is non-recourse to the Company and we have been in discussions with the lender’s special servicer to transfer the asset to the lender. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. In February 2016, the lender applied $0.9 million of cash reserves held for tenant and capital improvements to the principal balance of the loan. The lender also applied $0.8 million of excess cash reserves to the principal balance of the loan. On March 15, 2016, we received notice that Northborough Tower had been posted for foreclosure on April 5, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016.
Northborough Tower accounted for $1.5 million, or 13%, of our aggregate annual rental revenue from our consolidated office properties, excluding tenant reimbursements, and 10% of our total revenues as of March 31, 2016. The carrying value of the Northborough Tower asset at March 31, 2016 was $14.7 million.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes our aggregate contractual obligations for principal payments as of March 31, 2016 (in thousands):

Principal Payments Due:	Amount
April 1, 2016 - December 31, 2016(1)	$35,526
2017	70,220
2018	29,379
2019	24,654
2020	—
Total contractual obligations	159,779
Less: Deferred financing fees, net	(918)
Notes payable, net	$158,861
________________________________

(1)	The 2016 principal payments include the nonrecourse debt secured by Northborough Tower which had an outstanding principal balance of $16.8 million at
March 31, 2016.

10. Commitments and Contingencies
Frisco Square
In connection with our investment in the Frisco Square property, we were initially responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation is reduced by 1.0% and will terminate at $225 million of real property values.  The total outstanding Bond Obligation at March 31, 2016 and December 31, 2015 was $4.2 million and $4.7 million, respectively. As of March 31, 2016, the value of the real property within the MMD is assessed at $174 million. Therefore, we are currently responsible for 27% of the bond debt service payments.
Although, as described above, we are ultimately responsible for 27% of the bond debt service payments, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  For the year ended December 31, 2016, the annual bond debt service assessed by the POA is approximately $0.3 million. We estimate our annual pro rata share of the expense at less than $0.1 million. For the three months ended March 31, 2016, we expensed less than $0.1 million related to bond debt service, which is included in the accompanying condensed consolidated statements of operations and other comprehensive loss.
Under a development agreement with the City of Frisco, we were obligated to construct a minimum of two parking garages with 720 spaces by February 1, 2018 (the “Parking Obligation”). The City of Frisco secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by our indirect, wholly owned subsidiary, BHFS I, LLC. In the event we sold all or a part of the vacant land, 33% of the net sales proceeds were to be deposited into an escrow account ("City Escrow") for the benefit of the City of Frisco to secure the Parking Obligation until the amount in the City Escrow account was $7 million. The book value of the BHFS I, LLC land and land improvements at March 31, 2016 was approximately $16 million. On February 4, 2014, the City of Frisco amended the Parking Obligation with respect to its lien on the vacant land held by us. Under the amended Parking Obligation, if we contributed land for the development of a garage constructed for a certain building and parking garage development (the “Gearbox" development), constructed a proposed multifamily development (including a related garage), and built a structured public parking garage, that when combined with the Gearbox garage, provided 108 parking spaces that are open and free to the public at all times, the City of Frisco would not require any further escrow of funds from the sale of Frisco Square land and would release the lien on the land.
On June 13, 2014, we sold 1.62 acres of land to Frisco Square Developers, LLC for the Gearbox development for approximately $1.8 million and escrowed $0.6 million of the proceeds from the sale. Concurrently, we contributed 1.66 acres of land for the construction of the Gearbox development. We agreed to contribute approximately $1.7 million to build 152 additional spaces in the Gearbox development. The funds for the 152 spaces and related infrastructure costs were placed in an escrow account (“Parking Garage Escrow”) in December 2014 and were drawn as construction on the garage was completed. In

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

November 2015, the garage was completed and the final remaining funds in the Parking Garage Escrow account were disbursed. As of March 31, 2016, the Parking Garage Escrow account was zero.
On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed use project to The Ablon at Frisco Square, LLC (“Ablon Venture”), a special purpose entity in which we own a 90% limited partnership investment. Ablon Multifamily III, L.P. (“Ablon”) holds a 10% interest in the Ablon Venture and is the managing member. In accordance with the agreement, we contributed the land for a $2.5 million equity credit. In accordance with GAAP, we transferred the land at the full carrying value of $2.8 million to the Construction in Progress (Real Estate Under Development) account. The Ablon Venture was formed to construct a 275-unit multifamily project. On August 7, 2014, the Ablon Venture executed a $33.2 million general construction contract. Construction commenced on September 2, 2014. Concurrently, with the land contribution, the Ablon Venture closed on a $26.3 million construction loan. Proceeds from the construction loan could not be drawn until the venture partners had contributed $15.8 million of equity. The partners had funded all of the required equity, including land, as of December 31, 2015. As of March 31, 2016, we had drawn $24.7 million under the construction loan. Ablon, or its principals, are the guarantors for the construction loan. Total construction costs incurred for the project were $41.5 million. The project, including the parking garage, was completed and available for occupancy in the first quarter of 2016.
On August 7, 2014, BHFS II, LLC entered into a $3.4 million general construction contract for a 226 space public parking garage. On September 2, 2014, construction commenced and on November 3, 2015, the garage was completed. The completion of the three garages discussed above fulfilled our Parking Obligation, as amended. The City of Frisco released the City Escrow and the liens on the land on March 15, 2016 and March 17, 2016, respectively.

11. Related Party Transactions
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
We pay the Advisor or its affiliates an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  For each of the three months ended March 31, 2016 and 2015, we incurred approximately $0.5 million and $0.6 million of asset management fees, respectively.
The Advisor, or its affiliates, receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the three months ended March 31, 2016 and 2015, we incurred no acquisition and advisory fees.
Under the Advisory Agreement, as amended, the debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the three months ended March 31, 2016 or 2015.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Subject to certain restrictions as described in the Amendment, we reimburse the Advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of (i) 2% of our average invested assets or (ii) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  In addition, pursuant to the Amendment, our obligation to reimburse the Advisor for certain costs incurred in connection with administrative services is limited to $1.7 million. We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers.  For the three months ended March 31, 2016 and 2015, we incurred costs for administrative services of $0.4 million and $0.2 million, respectively.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and maintenance supervision of our properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  We will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  If we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred property management fees or oversight fees of approximately $0.2 million during each of the three months ended March 31, 2016 and 2015.
At March 31, 2016 and December 31, 2015, we had a payable to our Advisor and its affiliates of $0.6 million and $0.8 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to the Advisor and BH Property Management.
We are dependent on the Advisors and BH Property Management for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities.  If these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.

12. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Three months ended March 31,
Description	2016	2015
Supplemental disclosure:
Interest paid, net of amounts capitalized	$2,108	$1,180
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	257	1,681
Capital expenditures for real estate under development in accounts payable and accrued liabilities	847	2,516
Additions to buildings and improvements reclassified from real estate under development	37,110	2,508
Additions to land and land improvements reclassified from real estate under development	3,662	—
Additions to furniture, fixtures and equipment reclassified from real estate under development	1,088	—
Amortization of deferred financing fees in properties under development	10	22

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
These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2016 and the factors described below:

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

Executive Overview
We are a Maryland corporation that was formed in November 2004 to invest in and operate commercial real estate or real estate-related assets located in or outside the United States on an opportunistic and value-add basis.  We conduct substantially all of our business through our operating partnership and its subsidiaries. We are organized and qualify as a REIT for federal income tax purposes.
We are externally managed and advised by the Advisor, a Texas limited liability company formed in June 2007.  The Advisor is responsible for managing our day-to-day affairs and for identifying and making dispositions on our behalf.
As of March 31, 2016, we wholly owned three properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our condensed consolidated financial statements.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that is accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Texas, the Commonwealth of The Bahamas, the Czech Republic, and Poland.
Liquidity and Capital Resources
Liquidity Demands
Our primary objectives are to focus on the disposition of the properties remaining in our portfolio, while continuing to preserve capital, and sustain and enhance property values. Our ability to continue to execute this plan is contingent on our ability to dispose of our properties in an orderly fashion thus providing needed liquidity to fund our remaining development activities, capital needs at certain properties, and the Company's operations. Our cash balance at March 31, 2016 is $19.8 million.
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
We continually evaluate our liquidity and ability to fund future operations and debt obligations. During the third quarter of 2015, Northborough Tower’s single tenant vacated the building. The tenant’s lease does not expire until April 2018, and the tenant has continued to make its monthly rental payment. The loan agreement and cash management agreement provide that in the event that the single tenant vacates the building, the lender can cause all funds in the property account, consisting primarily of tenant rental payments, to be deposited into a lender-controlled and administered bank account. In December 2015, the lender exercised its right to control the operating funds of the property.
We have been actively marketing the Northborough Tower property for sale; however, we have not received any offers above the loan balance. The carrying value of the asset at March 31, 2016 was $14.7 million. The outstanding principal balance of the loan was approximately $16.8 million at March 31, 2016. We did not pay the outstanding principal balance of the loan at maturity, January 11, 2016, which constituted an event of default. The lender has been funding the operations of the property from the tenant rental funds and has indicated they expect to continue to do so. The loan is non-recourse to the Company and we have been in discussions with the lender’s special servicer to transfer the asset to the lender. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. On March 15, 2016, we received notice that Northborough Tower had been posted for foreclosure on April 5, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016.

In addition to our debt obligations, we consider lease expirations at our consolidated office properties and other factors in evaluating our liquidity. Operating leases for our office buildings representing 11% of annualized base rent and rentable square footage (effective annual rent per square foot of $25.14) will expire by the end of 2016.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  Further, it would adversely affect the value of the investment and reduce the proceeds we would receive upon the sale of the asset. In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to those regions or industries may result in defaults by a number of tenants within a short time period.  Any defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  Further, it would adversely affect the value of the investment and reduce the proceeds we would receive upon the sale of the asset. In particular, the Northborough Tower and Northpoint Central office buildings are located in the Greenspoint submarket in Houston, Texas. Demand for commercial properties in this submarket is weak due to several large blocks of space that became available as large scale users have vacated the submarket and current volatility within the energy sector. With the uncertainty created from these relocations and the current volatility within the energy sector, and the limited number of office building transactions, it is difficult to underwrite commercial assets in this submarket. During the third quarter of 2015, we recorded non-cash impairment charges on our two office buildings located in Houston. See Note 4, Assets and Liabilities Measured at Fair Value, for information on impairment charges recorded in the third quarter of 2015. For the three months ended March 31, 2016, excluding Las Colinas Commons which was sold on February 2, 2016, 30% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our office buildings, all of which are located in Texas. For the three months ended March 31, 2016, 13% and 54% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our Northborough Tower office building and Chase Park Plaza Hotel, respectively.
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
On December 22, 2015, we entered into a purchase and sale agreement with the Royal Island Debt, LP lender for the sale of Royal Island. The contract sales price is $0.9 million in cash and discharge of all indebtedness under the loan. The loan balance and accrued interest at March 31, 2016 is $22.5 million. The sale was subject to approval by the Commonwealth of the Bahamas. The contract expired on April 30, 2016 as a result of the failure of the purchaser to obtain necessary governmental approvals. We are in discussions with the purchaser to extend or reenter a purchase and sale agreement upon substantially the same terms. On April 8, 2016, we entered into a purchase and sale agreement with an unrelated third party for the sale of a 5.2 acre parcel of undeveloped land at Frisco Square for a contract sales price of $8 million. We expect this sale to close in the second quarter of 2016. On May 5, 2016, we entered into a purchase and sale agreement for The Lodge and Spa at Cordillera for a contract price of $10 million. The sale is subject to zoning amendments that may take six to nine months for the purchaser to obtain. In addition to the approvals noted above, Frisco Square land and the Lodge and Spa at Cordillera transactions are subject to review periods by the purchasers during which they may terminate without penalty. The purchase and sale agreements have provisions that allow for contract price adjustments upon certain conditions. There are no assurances that we will complete these transactions.
Our Las Colinas Commons office building was classified as real estate held for sale at December 31, 2015. We sold the investment on February 2, 2016 for a contract sales price of $14.3 million. On February 22, 2016, we sold our remaining condominium unit in inventory at Chase — The Private Residences for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs.

Debt Financings
One of our principal short-term and long-term liquidity requirements is the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2016. Interest payments on variable rate debt are based on rates in effect as of March 31, 2016. The table does not represent any extension options (in thousands):

	Payments Due by Period
	April 1, 2016 to December 31, 2016	2017	2018	2019	2020	Total
Principal payments - fixed rate debt(1)(2)	$35,036	$69,644	$—	$—	$—	$104,680
Interest payments - fixed rate debt	5,534	2,176	—	—	—	7,710
Principal payments - variable rate debt(1)	490	575	29,379	24,655	—	55,099
Interest payments - variable rate debt	1,776	1,765	906	365	—	4,812
Total	$42,836	$74,160	$30,285	$25,020	$—	$172,301
________________________________

(1)
Does not include $0.9 million of unamortized deferred financing fees as of March 31, 2016. Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 3 under the caption New Accounting Pronouncements for further details.

(2)	The 2016 principal payments on fixed rate debt include the nonrecourse debt secured by Northborough Tower which had an outstanding principal balance of $16.8 million at March 31, 2016.
Our nonrecourse debt secured by Northborough Tower matured on January 11, 2016. At March 31, 2016, the outstanding balance of the debt was $16.8 million. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016. See additional information regarding this loan above under Liquidity Demands.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  As of March 31, 2016, we believe we were in compliance with the debt covenants under our loan agreements.
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
Each of our loans is secured by one or more of our properties. At March 31, 2016, interest rates on our notes payable ranged from 2.9% to 15%, with a weighted average interest rate of approximately 5.3%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Frisco Square and Northpoint Central investments require monthly payments of principal and interest. At March 31, 2016, our notes payable had maturity dates that ranged from October 2016 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $19.8 million on our condensed consolidated balance sheet as of March 31, 2016), operating cash flow from properties, new borrowings and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.
As of March 31, 2016, restricted cash on the condensed consolidated balance sheet of $6.5 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.
As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our property developments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.

Loan Modification
In February 2011, Behringer Harvard Royal Island Debt, L.P. secured a $10.4 million loan (the "Debt LP Loan") for the purpose of preserving and protecting the collateral securing the Royal Island bridge loan. In February 2013 and June 2013, the lender agreed to increase the amount available to draw on the Debt LP Loan to $11.6 million and $12.4 million, respectively. Beginning in October 2013 through June 2014, the lender increased the availability of the Debt LP Loan each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. On January 25, 2016, the lenders agreed to increase the amount of the loan by $0.6 million to $14.4 million to fund the estimated operating costs through the sale of the property.
Results of Operations
As of March 31, 2016, we were invested in seven assets, six of which were consolidated (three of those were wholly owned and three properties consolidated through investments in joint ventures). In addition, we have an unconsolidated ownership interest in a joint venture consisting of 18 properties at March 31, 2016 that are accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Texas, the Commonwealth of The Bahamas, the Czech Republic, and Poland.
As of March 31, 2015, we were invested in nine assets, seven of which were consolidated (four of those were wholly owned and three properties consolidated through investments in joint ventures). In addition, we were the mezzanine lender for one multifamily property. We also have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 20 properties at March 31, 2015 that are accounted for using the equity method. Our investment properties were located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, and Poland.
Three months ended March 31, 2016 as compared to three months ended March 31, 2015
The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015 ($ in thousands):

	2016	2015	$ Amount Change Incr (Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$4,141	$4,727	$(586)	(12.4)%
Hotel revenue	7,619	7,298	321	4.4%
Condominium sales	2,271	—	2,271	100.0%
Total revenues	14,031	12,025	2,006	16.7%

Expenses
Property operating expenses	1,863	1,889	(26)	(1.4)%
Hotel operating expenses	6,901	6,324	577	9.1%
Bad debt expense (recovery)	(15)	132	(147)	(111.4)%
Cost of condominium sales	2,271	—	2,271	100.0%
Interest expense	2,854	2,098	756	36.0%
Real estate taxes	1,015	598	417	69.7%
Property management fees	431	412	19	4.6%
Asset management fees	536	568	(32)	(5.6)%
General and administrative	1,210	1,041	169	16.2%
Depreciation and amortization	2,638	3,171	(533)	(16.8)%
Total expenses	$19,704	$16,233	$3,471	21.4%

Gain on sale of real estate	$1,277	$—	$1,277	100.0%

Revenues.  Our total revenues increased by $2 million to $14 million for the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to the sale of our one remaining condominium unit at Chase — The Private Residences on February 22, 2016 for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs.
The change in revenues also included the following:

•
Rental revenue decreased $0.6 million to $4.1 million for the first quarter of 2016 as compared to $4.7 million for the first quarter of 2015 primarily due to a decrease of $0.5 million in rental revenue for our Las Colinas Commons office buildings which were sold on February 2, 2016.

•	Hotel revenue increased $0.3 million to $7.6 million during the first quarter of 2016 due to a 2% increase in occupancy at Chase Park Plaza Hotel.
Property operating expenses.  Property operating expenses remained fairly constant at approximately $1.9 million for the three months ended March 31, 2016 and 2015, and were composed of operating expenses from our consolidated properties.
Hotel operating expenses.  Hotel operating expenses were approximately $6.9 million and $6.3 million for the three months ended March 31, 2016 and 2015, respectively, for an increase of approximately $0.6 million. Hotel operating expenses at Chase Park Plaza Hotel increased $0.5 million and hotel operating expenses at The Lodge & Spa at Cordillera increased approximately $0.1 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in hotel operating expenses for Chase Park Plaza Hotel was primarily due to an increase in food and beverage service expense.
Bad debt expense (recovery).  We had bad debt recoveries of less than $0.1 million in the first quarter of 2016 compared to bad debt expense of $0.1 million in the first quarter of 2015.
Cost of condominium sales. During the first quarter of 2016, we sold our one remaining condominium unit at Chase — The Private Residences. We had no condominium sales during the first quarter of 2015.
Interest expense.  Interest expense for the three months ended March 31, 2016 and 2015 was approximately $2.9 million and $2.1 million, respectively. The increase of $0.8 million in interest expense was primarily due to payment of $0.5 million yield maintenance on the Las Colinas Commons debt, which was paid off in full on February 2, 2016 when the property was sold. Also, we incurred a $0.1 million increase in interest expense on our Northborough Tower debt due to an increase in the stated interest rate of 5.67% to the default interest rate of 8.67% effective January 12, 2016, due to the maturity default. In addition, capitalized interest related to The Ablon at Frisco Square development decreased $0.1 million during the three months ended March 31, 2016 as construction was completed in the first quarter of 2016.
Real Estate Taxes. Real estate taxes were $1 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. The $0.4 million increase was primarily due to the receipt of funds from taxing authorities during the first quarter of 2015 for a successful appeal of the 2013 and 2014 real estate taxes at Northborough.
Property management fees.  Property management fees remained constant at $0.4 million for the three months ended March 31, 2016 and 2015.
Asset management fees.  Asset management fees were approximately $0.5 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.
General and administrative.  General and administrative expense was $1.2 million and $1 million for the three months ended March 31, 2016 and 2015, respectively. The increase is due to a charge of $0.2 million for valuation advisory fees during the three months ended March 31, 2016.
Depreciation and amortization. Depreciation and amortization were $2.6 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively. The decrease of approximately $0.6 million was primarily due to a decrease of $0.3 million related to Las Colinas Commons which we sold on February 2, 2016 and decreases of $0.1 million each at our Chase Park Plaza Hotel and Northborough Tower office building.
Gain on sale of real estate. During the first quarter of 2016, we sold our Las Colinas Commons office building complex and recorded a gain of $1.3 million. We had no sales of our consolidated properties during the first quarter of 2015.

Cash Flow Analysis
During the three months ended March 31, 2016, net cash provided by operating activities was $0.2 million compared to net cash used in operating activities of $0.6 million for the same period in 2015. The primary reason for the increase in cash flow from operating activities was the change in working capital, including the timing of receipts on accounts receivable and payments of accrued liabilities.
Net cash provided by investing activities for the three months ended March 31, 2016 was $9.5 million compared to net cash used in investing activities of $8.2 million for the three months ended March 31, 2015. The difference is primarily a result of $14 million sales proceeds received for the sale of Las Colinas Commons during the first quarter of 2016.
Net cash used in financing activities for the three months ended March 31, 2016 was approximately $10.7 million compared to net cash provided by financing activities of $0.2 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we paid off the existing indebtedness totaling approximately $11.3 million associated with the Las Colinas Commons investment and a $3.6 million excess principal payment to reduce Northpoint Central's loan balance with proceeds from the sale of the Las Colinas Commons asset. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. This was partially offset by draws of $6 million under the Ablon Frisco Square Venture construction loan during the three months ended March 31, 2016.

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
Our calculation of FFO for the three months ended March 31, 2016 and 2015 is presented below (shares and $ in thousands, except per share amounts):

	Three Months Ended March 31,
Description	2016	Per Share	2015	Per Share
Net loss attributable to common shareholders	$(4,239)	$(0.08)	$(4,295)	$(0.07)
Adjustments for:
Real estate depreciation and amortization(1)	2,931	0.05	3,594	0.06
Gain on asset sales(2)	(1,277)	(0.02)	(36)	—
NAREIT Defined Funds from Operations (FFO) attributable to common stockholders	$(2,585)	$(0.05)	$(737)	$(0.01)
GAAP weighted average shares:
Basic and diluted		56,500		56,500
 _________________________________
(1)  Includes our consolidated depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners' share.

(2)	For the three months ended March 31, 2016, represents the gain on sale of real estate related to the Las Colinas Commons investment.
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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions during the three months ended March 31, 2016 and 2015.
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
Our critical accounting policies and estimates have not changed significantly from the discussion found in the Management Discussion and Analysis and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $158.9 million in notes payable, at March 31, 2016, $55.1 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.6 million.
Foreign Currency Exchange Risk
At March 31, 2016, we own an approximate 47% interest in a joint venture consisting of 18 properties in the Czech Republic and Poland that holds $6.3 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Additionally, we hold $1.1 million in a Euro-denominated account in a United States financial institution.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of March 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control - New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the three months ended March 31, 2016.
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

Behringer Harvard Opportunity REIT I, Inc.

Dated:	May 11, 2016	By:	/s/ LISA ROSS
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 11, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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