Form 10-Q
period 2016-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2016-08-10
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ☐ No ☒

As of July 31, 2016, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended June 30, 2016

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Real estate
Land and improvements, net	$54,946	$58,936
Buildings and improvements, net	155,735	132,670
Real estate under development	—	39,121
Total real estate	210,681	230,727
Assets associated with real estate held for sale	—	12,679
Condominium inventory	—	2,201
Cash and cash equivalents	26,129	20,746
Restricted cash	5,392	8,880
Accounts receivable, net	4,307	6,273
Prepaid expenses and other assets	1,371	2,015
Investments in unconsolidated joint ventures	14,121	13,953
Furniture, fixtures and equipment, net	3,826	2,719
Lease intangibles, net	1,270	2,248
Other intangibles, net	3,908	4,205
Total assets	$271,005	$306,646
Liabilities and Equity
Notes payable, net	$142,879	$154,460
Accounts payable	1,128	3,433
Payables to related parties	472	747
Acquired below-market leases, net	—	758
Accrued and other liabilities	24,102	25,606
Obligations associated with real estate held for sale	—	14,897
Total liabilities	168,581	199,901
Commitments and contingencies	—	—
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at June 30, 2016 and December 31, 2015	6	6
Additional paid-in capital	507,303	507,303
Accumulated distributions and net loss	(401,584)	(397,259)
Accumulated other comprehensive income (loss)	(3,988)	(4,301)
Total Behringer Harvard Opportunity REIT I, Inc. equity	101,737	105,749
Noncontrolling interest	687	996
Total equity	102,424	106,745
Total liabilities and equity	$271,005	$306,646

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$3,849	$5,134	$7,990	$9,861
Hotel revenue	9,537	9,947	17,156	17,245
Condominium sale	—	—	2,271	—
Total revenues	13,386	15,081	27,417	27,106
Expenses
Property operating expenses	1,499	2,004	3,362	3,893
Hotel operating expenses	7,201	7,071	14,102	13,395
Bad debt expense (recovery)	40	(92)	25	40
Cost of condominium sale	—	—	2,271	—
Condominium inventory impairment	—	616	—	616
Interest expense	2,234	2,051	5,088	4,149
Real estate taxes	1,000	1,062	2,015	1,660
Property management fees	351	530	782	942
Asset management fees	523	579	1,059	1,147
General and administrative	1,423	1,023	2,634	2,064
Depreciation and amortization	2,726	3,064	5,364	6,235
Total expenses	16,997	17,908	36,702	34,141
Interest income	1	5	2	10
Other expense, net	—	10	(15)	(51)
Gain on extinguishment of debt	1,624	—	1,624	—
Loss before gain on sale of real estate, income tax expense and equity in earnings (losses) of unconsolidated joint venture	(1,986)	(2,812)	(7,674)	(7,076)
Gain on sale of real estate	1,748	—	3,025	—
Income tax expense	(20)	(34)	(42)	(70)
Equity in earnings (losses) of unconsolidated joint venture	3	(88)	57	(180)
Net loss	(255)	(2,934)	(4,634)	(7,326)
Net loss attributable to the noncontrolling interest	170	92	309	189
Net loss attributable to common shareholders	$(85)	$(2,842)	$(4,325)	$(7,137)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500	56,500
Basic and diluted loss per share	$—	$(0.05)	$(0.08)	$(0.13)
Comprehensive income (loss)
Net loss	$(255)	$(2,934)	$(4,634)	$(7,326)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(398)	412	313	(1,789)
Total other comprehensive income (loss)	(398)	412	313	(1,789)
Comprehensive loss	(653)	(2,522)	(4,321)	(9,115)
Comprehensive loss attributable to the noncontrolling interest	170	92	309	189
Comprehensive loss attributable to common shareholders	$(483)	$(2,430)	$(4,012)	$(8,926)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2015	1,000	$—	56,500,472	$6	$507,303	$(372,071)	$(1,817)	$617	$134,038
Net loss	—	—	—	—	—	(7,137)	—	(189)	(7,326)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	766	766
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(1,789)	—	(1,789)
Balance at June 30, 2015	1,000	$—	56,500,472	$6	$507,303	$(379,208)	$(3,606)	$1,194	$125,689

Balance at January 1, 2016	1,000	$—	56,500,472	$6	$507,303	$(397,259)	$(4,301)	$996	$106,745
Net loss	—	—	—	—	—	(4,325)	—	(309)	(4,634)
Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	313	—	313
Balance at June 30, 2016	1,000	$—	56,500,472	$6	$507,303	$(401,584)	$(3,988)	$687	$102,424

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,634)	$(7,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,360	6,113
Amortization of deferred financing fees	323	333
Gain on extinguishment of debt	(1,624)	—
Loss on retirement of asset	16	—
Gain on sale of real estate	(3,025)	—
Condominium inventory impairment	—	616
Bad debt expense (recovery)	25	40
Equity in (earnings) losses of unconsolidated joint venture	(57)	180
Change in operating assets and liabilities:
Accounts receivable	118	(392)
Condominium inventory	2,201	5
Prepaid expenses and other assets	641	(287)
Accounts payable	296	(27)
Accrued and other liabilities	976	2,134
Payables to related parties	(274)	(134)
Lease intangibles	(154)	(238)
Cash provided by operating activities	188	1,017
Cash flows from investing activities:
Proceeds from sale of real estate	21,852	—
Additions of property and equipment	(8,953)	(16,283)
Change in restricted cash	3,040	(948)
Distributions from unconsolidated joint venture	202	—
Cash provided by (used in) investing activities	16,141	(17,231)
Cash flows from financing activities:
Proceeds from notes payable	7,996	4,154
Payments on notes payable	(18,942)	(622)
Contributions from noncontrolling interest holders	—	766
Cash provided by (used in) financing activities	(10,946)	4,298
Net change in cash and cash equivalents	5,383	(11,916)
Cash and cash equivalents at beginning of the year	20,746	35,015
Cash and cash equivalents at end of the period	$26,129	$23,099
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
We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of June 30, 2016, we wholly owned two properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that is accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Texas, the Commonwealth of The Bahamas, the Czech Republic, and Poland.
Substantially all of our business is conducted through Behringer Harvard Opportunity OP I, LP, a Texas limited partnership organized in November 2004 (the “Operating Partnership”), or its subsidiaries.  Our wholly owned subsidiary, BHO, Inc., a Delaware corporation, owns less than a 0.1% interest in the Operating Partnership as its sole general partner.  The remaining interest of the Operating Partnership is held as a limited partnership interest by our wholly owned subsidiary, BHO Business Trust, a Maryland business trust.
We have entered our disposition phase and are currently considering liquidity options for our stockholders. Therefore, we are not actively seeking to purchase additional properties. In February 2016, the special committee of the board of directors of the Company, composed of all of the Company’s independent directors, hired investment banking firm Robert W. Baird & Co., Inc. (“Baird”) to act as financial advisor to the Company in connection with its general financial strategy and planning and to assist the special committee in evaluating strategic alternatives available to the Company. The special committee and the board of directors may determine that it would be in the best interests of the Company and our stockholders to adopt a plan of liquidation that would involve the sale of the Company’s remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to the Company’s stockholders for approval.
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
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated statements of equity and cash flows for the six months ended June 30, 2016 and 2015 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of June 30, 2016 and our condensed consolidated results of operations, equity, and cash flows for the periods ended June 30, 2016 and 2015.  Such adjustments are normal and recurring in nature.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate
We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  In no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  As of June 30, 2016, all of our lease intangibles were fully amortized.
The value of hotels and all other buildings is depreciated over the estimated useful lives of 39 years and 25 years, respectively, using the straight-line method. Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

June 30, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$201,472	$57,148	$3,743	$—	$9,626
Less: depreciation and amortization	(45,737)	(2,202)	(2,473)	—	(5,718)
Net	$155,735	$54,946	$1,270	$—	$3,908

December 31, 2015	Buildings and Improvements(1)	Land and Improvements(1)	Lease Intangibles(1)	Acquired Below-Market Leases	Other Intangibles
Cost	$174,732	$60,962	$7,580	$(3,311)	$9,626
Less: depreciation and amortization	(42,062)	(2,026)	(5,332)	2,553	(5,421)
Net	$132,670	$58,936	$2,248	$(758)	$4,205

______________________________________________

(1)
Excludes Las Colinas Commons, which was classified as held for sale as of December 31, 2015. Net book values included in assets associated with real estate held for sale in the consolidated balance sheet were buildings and improvements of $8.3 million, land and improvements of $2.8 million, and lease intangibles of $0.7 million. See Note 7, Real Estate Held for Sale.

Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met in accordance with GAAP. At that time, we present the assets and obligations of the property held for sale separately in our condensed consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell. During the fourth quarter of 2015, we entered into a purchase and sale agreement for Las Colinas Commons, an office building located in Texas, and classified the investment as real estate held for sale in our condensed consolidated balance sheet at December 31, 2015. The sales transaction closed on February 2, 2016. We did not have any properties classified as held for sale at June 30, 2016.
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
Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $2.1 million and $4.2 million as of June 30, 2016 and December 31, 2015, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.4 million as of June 30, 2016 and December 31, 2015.  The allowance for doubtful accounts was $0.1 million and $0.3 million as of June 30, 2016 and December 31, 2015, respectively.
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
When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the Advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s principal executive officer and principal financial officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data and with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
During the year ended December 31, 2015, we recorded $12.3 million of non-cash impairment charges as a result of measurable decreases in the fair value of four of our investments. We recorded a non-cash impairment charge of $6.8 million during 2015 for our Frisco Square land based on an indication of a change in market conditions for land development. In estimating the fair value of the Frisco Square land, we considered market comparables as well as the time and costs to hold the land until developed. We also recorded non-cash impairment charges of $2.1 million for Northborough Tower and $2.7 million for our Northpoint Central office building during 2015. In estimating the fair value of both Northborough Tower and Northpoint Central, we considered offers received during the marketing process of the assets in the third quarter of 2015, market comparables and management’s internal discounted cash flow analysis prepared with the consideration of the market conditions in Houston where both buildings are located. In addition, we recorded a $0.7 million impairment for our one remaining condominium unit at Chase — The Private Residences during 2015. During the first quarter of 2016, we sold the condominium for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs. We did not record any non-cash impairment charges during the three and six months ended June 30, 2016.
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
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net of accumulated amortization, were $0.8 million and $1.2 million as of June 30, 2016 and December 31, 2015, respectively. The $1.2 million balance of deferred financing fees, net of accumulated amortization, as of December 31, 2015, was composed of $1.1 million related to notes payable and less than $0.1 million related to obligations associated with real estate held for sale. Accumulated amortization of deferred financing fees were $1.9 million and $1.8 million as of June 30, 2016 and December 31, 2015, respectively. In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The adoption of ASU 2015-03, effective January 1, 2016, required companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability, retrospectively. See New Accounting Pronouncements below for further details.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Foreign Currency Translation
The functional currency for our international equity investment in Central Europe Joint Venture is the Euro. We use period-end exchange rates to translate balances of assets and liabilities while the statement of operations amounts are translated using the average exchange rate for the respective period. Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of other comprehensive income (loss) (“OCI”). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2016, the foreign currency translation adjustment was a loss of $0.4 million and a gain of $0.3 million, respectively. For the three and six months ended June 30, 2015, the foreign currency translation adjustment was a gain of $0.4 million and a loss of $1.8 million, respectively.
When the Company ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. On July 28, 2008, we invested in the Central Europe Joint Venture that owned 22 properties. Central Europe Joint Venture is our only foreign investment as of June 30, 2016. The joint venture sold one property in 2014 and three properties in 2015, and had 18 properties remaining as of June 30, 2016. We will recognize CTA upon the sale of all or substantially all of our investment in the Central Europe Joint Venture.
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
In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC Topic 606, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing. The new guidance will require companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. The new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and allows full or modified retrospective application. We are currently evaluating the impact of the adoption of ASU 2016-10 on our consolidated financial statements.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC Topic 606, Revenue from Contracts with Customers, Narrow-Scope Improvement and Practical Expedients.  The amendments in this update did not change the core principle of the guidance in ASC Topic 606. Rather, the amendments in this update affect only a narrow aspect of Topic 606 by adding improvements to reduce the diversity in practice at initial application and the cost and complexity of applying Topic 606 both at transition and an ongoing basis. The areas affected are as follows; assessing the collectability criteria, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modification and completed contracts at transition and technical correction as it relates to retrospective application and disclosure.  The new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and allows full or modified retrospective application.  We are currently evaluating the impact of the adoption of ASU 2016-12 on our consolidated financial statements.
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
In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases. ASU 2016-02 supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require a lessee to reflect most operating lease arrangements on the balance sheet by recording a right-of-use asset and a lease liability that will initially be measured at the present value of lease payments. Among other changes, the new standard also modifies the definition of a lease, and requires expanded lease disclosures. The new standard will be effective January 1, 2019, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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
As of June 30, 2016 and December 31, 2015, we had no derivatives.
Nonrecurring Fair Value Measurements
We did not record any non-cash impairment charges during the three and six months ended June 30, 2016.
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
The following fair value hierarchy tables present information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2015 (in thousands):

For the year ended December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$29,500	$29,500	$(4,778)
Land and improvements, net(2)	—	—	19,606	19,606	(6,762)
Condominium inventory (one remaining finished unit)(3)	—	—	2,201	2,201	(761)
________________________________
(1) In the third quarter of 2015, we recorded non-cash impairments of $2.1 million and $2.7 million associated with our Northborough Tower and Northpoint Central office buildings, respectively.
(2) In the third quarter of 2015, we recorded a $6.8 million non-cash impairment associated with our Frisco Square land.
(3) During 2015, we recorded a non-cash impairment of $0.7 million associated with our one remaining condominium unit at Chase — The Private Residences.
Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value for the year ended December 31, 2015 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$29,500	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	7.75% - 11.50% 8.00% - 9.75% 0% - 3.00% 0% - 3.00%
Land and improvements, net(2)	19,606	Market comparable	Lot price Inflation rate Discount rate	$20 - $45 psf 0% - 3.00% 12.50% - 20.00%
Condominium inventory (one remaining finished unit)(3)	2,201	Market comparable	List price for unit; due to limited market comparables	$511 to $555 per square feet
______________________________
(1) In the third quarter of 2015, we recorded non-cash impairments of $2.1 million and $2.7 million associated with our Northborough Tower and Northpoint Central office buildings, respectively.
(2) In the third quarter of 2015, we recorded a $6.8 million non-cash impairment associated with our Frisco Square land.
(3) During 2015, we recorded a non-cash impairment of $0.7 million associated with our one remaining condominium unit at Chase — The Private Residences.
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2016 and the year ended December 31, 2015.

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
As of June 30, 2016 and December 31, 2015, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, and payables/receivables from related parties were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities. The fair values are based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
Carrying amounts of our notes payable and the related estimated fair value as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016		December 31, 2015(1)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$143,633	$143,629	$155,547	$155,610
Less: unamortized debt issuance costs	(754)		(1,087)
Notes payable, net	$142,879		$154,460
_________________________________

(1)
Our debt secured by Las Colinas Commons, with a balance at December 31, 2015 of $14.8 million, net of deferred financing fees of $0.1 million is not included in the table, as the investment was classified as held for sale at December 31, 2015.

The fair value estimates presented herein are based on information available to our management as of June 30, 2016 and December 31, 2015. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Real Estate Investments
As of June 30, 2016, we wholly owned two properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheets.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of June 30, 2016:

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

Real Estate Development
The Ablon at Frisco Square
On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed-use project to The Ablon at Frisco Square, LLC (“Ablon Frisco Square Venture”), a special purpose entity in which we own a 90% limited partnership interest. The venture was formed to construct a 275-unit multifamily project. Concurrently, with the land contribution, the joint venture closed on a $26.3 million construction loan. See Note 9, Notes Payable, for additional information. Construction on the development began on September 2, 2014. Total construction costs for the development were approximately $41.5 million. The project was completed and available for occupancy in the first quarter of 2016. As of June 30, 2016, the project was approximately 71% leased and 57% occupied.
Real Estate Asset Dispositions
Las Colinas Commons
On February 2, 2016, we sold Las Colinas Commons for a contract sales price of approximately $14.3 million, resulting in $14 million of cash proceeds after reduction for certain transaction costs. We recorded a gain on sale of real estate property of $1.3 million. Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $11.3 million associated with the office building. The $3.6 million excess principal payment amount was used to reduce Northpoint Central’s loan balance. Las Colinas Commons was classified as held for sale on our consolidated balance sheet at December 31, 2015. The full release price was reclassified as a liability associated with our real estate held for sale as of December 31, 2015.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Northborough Tower
The non-recourse loan for Northborough Tower matured on January 11, 2016 and we did not repay the debt. On May 9, 2016, we transferred the property to the lender via a deed-in-lieu of foreclosure. As a result of the transfer, we recorded a gain on extinguishment of debt of $1.6 million representing the difference between the debt extinguished of $16 million over the net book value of the assets and liabilities transferred to the lender of $14.4 million. During 2015, we recorded a non-cash impairment of $2.1 million for Northborough Tower. At the date of transfer, we assessed the carrying value of the assets and liabilities transferred to the lender and concluded that an additional impairment was not needed.
Frisco Square Land Sale
On May 24, 2016, we sold a 5.2 acre parcel of undeveloped land at Frisco Square for a contract sales price of approximately $8 million. We recorded a gain on sale of real estate property of $1.7 million.
Disposed Real Estate Reported in Continuing Operations
The Company does not view the 2016 disposals of Las Colinas Commons and Northborough Tower as a strategic shift. Therefore, the results of operations of these properties continues to be included in continuing operations within the condensed consolidated statements of operations prior to the dispositions.
The following table presents net income attributable to the Company for the three and six months ended June 30, 2016 and 2015 related to Las Colinas Commons and Northborough Tower. Net income for the three months ended June 30, 2016 includes the $1.6 million gain on extinguishment of debt of Northborough Tower. Net income for the six months ended June 30, 2016 includes the $1.3 million gain on sale of Las Colinas Commons and the $1.6 million gain on extinguishment of debt of Northborough Tower (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Description	2016	2015	2016	2015
Net income attributable to the Company	$1,859	$227	$2,666	$453
Discontinued Operations
Effective January 1, 2015, we adopted the provisions of FASB guidance in ASU 2014-08, issued in April 2014, regarding the reporting of discontinued operations. As a result of this adoption, the results of operations and gain on sale of real estate from disposals from January 1, 2015 forward that do not meet the criteria of a strategic shift that has or will have a major effect on our operations and financial results will be presented as continuing operations in our consolidated statements of operations.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of June 30, 2016 and December 31, 2015 ($ in thousands):

	Ownership Interest	Carrying Value of Investment
Property Name		June 30, 2016	December 31, 2015
Central Europe Joint Venture	47.01%	$14,121	$13,953

Our investment in the unconsolidated joint venture as of June 30, 2016 and December 31, 2015 consisted of our proportionate share of the combined assets and liabilities of our investment property, shown at 100%, as follows (in thousands):

	June 30, 2016	December 31, 2015
Real estate assets, net	$59,309	$59,415
Cash and cash equivalents	5,937	6,827
Other assets	1,423	1,441
Total assets	$66,669	$67,683

Notes payable	$40,808	$40,895
Other liabilities	1,818	2,526
Total liabilities	42,626	43,421

Equity	24,043	24,262
Total liabilities and equity	$66,669	$67,683
Our equity in earnings (losses) from our investment is our proportionate share of the combined earnings (losses) of our unconsolidated joint venture, shown at 100%, for the three and six months ended June 30, 2016 and 2015, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,612	$2,201	$3,348	$4,444

Operating expenses:
Operating expenses	532	520	1,036	1,029
Property taxes	52	64	100	132
Total operating expenses	584	584	1,136	1,161

Operating income	1,028	1,617	2,212	3,283

Non-operating expenses:
Depreciation and amortization	601	838	1,189	1,696
Interest and other, net	420	966	901	2,048
Gain on sale		—		(78)
Total non-operating expenses	1,021	1,804	2,090	3,666

Net income (loss)	$7	$(187)	$122	$(383)

Equity in earnings (losses) of unconsolidated joint venture(1)	$3	$(88)	$57	$(180)
________________________________

(1)	Company’s share of net income (loss).

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

7. Real Estate Held for Sale
As of December 31, 2015, Las Colinas Commons was classified as real estate held for sale on our consolidated balance sheet. We did not have any real estate assets classified as held for sale at June 30, 2016.
In 2006, we acquired Las Colinas Commons, an office building located in the Dallas, Texas area. We entered into a purchase and sale agreement with an unaffiliated third party on December 18, 2015 with a contract sales price of $14.3 million. The sales transaction closed on February 2, 2016.
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
_______________________________________________________________________________

(1)
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment was used to reduce Northpoint Central’s loan balance. We reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.

(2)
Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 3, Summary of Significant Accounting Policies, under the caption New Accounting Pronouncements for further details.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Variable Interest Entities
As discussed in Note 3, Summary of Significant Accounting Policies, effective January 1, 2016, we have adopted the guidance in ASU 2015-02. As a result, the Operating Partnership (see Note 1, Business) and each of our less than wholly-owned real estate partnerships (Behringer Harvard Cordillera, LLC, Behringer Harvard Residences at Cordillera, LLC and Behringer Harvard Royal Island Debt, LP) have been deemed to have the characteristics of a VIE. However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there has been no change to the amounts reported in our condensed consolidated balance sheets and statements of cash flows or amounts recognized in our condensed consolidated statements of operations.
Consolidated VIEs
We consolidate the Operating Partnership, Behringer Harvard Cordillera, LLC, Behringer Harvard Residences at Cordillera, LLC and Behringer Harvard Royal Island Debt, LP, which are variable interest entities, or VIEs, for which the Company is the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

9.  Notes Payable
The following table sets forth our notes payable on our consolidated properties at June 30, 2016 and December 31, 2015 (in thousands):

	Notes Payable as of
Description	June 30, 2016	December 31, 2015	Interest Rate	Maturity Date
Northborough Tower(1)	$—	$18,516	8.67%(1)	1/11/2016
Royal Island(2)	14,489	13,872	15.00%	10/10/2016
Northpoint Central(3)	11,235	11,720	5.15%	5/9/2017
Chase Park Plaza Hotel and Chase — The Private Residences	61,543	62,182	4.95%	8/11/2017
BHFS II, LLC	6,795	6,856	30-day LIBOR + 3%(4)	2/1/2018
BHFS III, LLC	6,099	6,154	30-day LIBOR + 3%(4)	2/1/2018
BHFS IV, LLC	12,671	12,783	30-day LIBOR + 3%(4)	2/1/2018
BHFS Theatre, LLC	4,743	4,785	30-day LIBOR + 3%(4)	2/1/2018
The Ablon at Frisco Square	26,058	18,679	30-day LIBOR + 2.5%(4)	8/26/2017
Total debt	143,633	155,547
Deferred financing fees(5)	(754)	(1,087)
Notes payable, net of deferred financing fees	142,879	154,460
Notes payable included with Obligations related to real estate held for sale:
Las Colinas Commons debt(3)	—	14,900	5.15%	5/9/2017
Deferred financing fees(5)	—	(69)
Notes payable included with Obligations related to real estate held for sale, net of deferred financing fees:	—	14,831
Total notes payable obligations	$142,879	$169,291
_________________________________

(1)
Due to the maturity default on our Northborough Tower debt, the stated interest rate of 5.67% was increased to the default interest rate of 8.67% effective January 12, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016.

(2)
In January 2016, the lenders agreed to increase the amount available to draw on the loan to $14.4 million. In April 2016, the lenders agreed to increase the amount available to draw on the loan to $14.5 million.

(3)
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount was used to reduce Northpoint Central’s loan balance. We reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.

(4)	30-day LIBOR was 0.47% at June 30, 2016.

(5)
Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 3, Summary of Significant Accounting Policies, under the caption New Accounting Pronouncements for further details.

Our notes payable balance, net of deferred financing fees of $0.8 million, was $142.9 million at June 30, 2016. Our notes payable balance at December 31, 2015, was $154.5 million, net of deferred financing fees of $1.1 million, and excluding $14.8 million of contractual obligations on real estate held for sale, net of deferred financing fees of less than $0.1 million at December 31, 2015, consisted of new financing and loan assumptions related to our consolidated property acquisitions.
Each of our notes payable is collateralized by one or more of our properties.  At June 30, 2016, our notes payable interest rates ranged from 3% to 15%, with a weighted average interest rate of approximately 5.3%.  Of our $142.9 million in notes payable at June 30, 2016, $56.4 million represented debt subject to variable interest rates.  At June 30, 2016, our notes payable had maturity dates that ranged from October 2016 to February 2018.  We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS Loans had an outstanding balance at June 30, 2016 of $30.3 million.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons allocated loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount was used to reduce Northpoint Central’s loan balance. The full release price was reclassified as a liability associated with our real estate held for sale as of December 31, 2015. We sold the Las Colinas Commons office buildings on February 2, 2016 and paid in full the existing indebtedness of the Las Colinas Commons loan of $11.3 million and paid $3.6 million to reduce Northpoint Central’s loan balance, which was $11.2 million as of June 30, 2016.
Ablon at Frisco Square Financing
On August 26, 2014, the Ablon Frisco Square Venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a three-year term with two 12-month extensions available. Payments of interest-only are required during the initial three-year term. As of June 30, 2016, we had drawn approximately $26.1 million under the construction loan. The project was completed and available for occupancy in the first quarter of 2016. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.
Northborough Tower Debt
The non-recourse loan for our Northborough Tower office building matured on January 11, 2016 and we did not pay the outstanding principal balance, which constituted an event of default. Prior to the debt maturity we had actively marketed the property for sale, but did not receive any offers above the loan balance. In December 2015, the lender exercised its right to control the operating funds of the property, as the single tenant of building moved out during the third quarter of 2015. The tenant’s lease does not expire until April 2018, and the tenant continued to make its monthly rental payment. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. In February 2016, the lender applied $0.9 million of cash reserves held for tenant and capital improvements to the principal balance of the loan. The lender also applied $0.8 million of excess cash reserves to the principal balance of the loan. On March 15, 2016, we received a notice that Northborough Tower had been posted for foreclosure on April 5, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016. The outstanding principal balance at the time of the transfer to the lender was $15.9 million.
Chase Park Plaza Modification
On August 4, 2016, we modified the Chase Park Plaza loan to extend the completion date for the required room and common area renovations from August 10, 2016 to August 10, 2017. The Company previously provided a completion guarantee of $6.5 million for the required renovations and that guarantee was reaffirmed with the modification. If the renovation is not completed by August 10, 2017 the lender may require the Company to escrow 125% of the unspent funds related to the renovation.
The loan continues to bear interest at 4.95% and matures on August 11, 2017 with two one-year extensions available. Under the modification, the property must have a debt service coverage ratio, as defined, of 1.35 to exercise the extension options. Under the modified loan, we are required to escrow $1.5 million with the lender for the estimated 2017 property tax increase due to the expirations of the 10-year property tax abatement program in December 2016.
The modification also requires the establishment of a $3.1 million escrow related to certain facade repairs and enhancements. The lender will disburse funds from the escrow monthly to pay the construction contract draws as the construction project is invoiced and completed. The Park Plaza Residential Association is responsible to reimburse 39.3% of the construction cost as invoiced. The project is expected to be completed in December 2017.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes our aggregate contractual obligations for principal payments as of June 30, 2016 (in thousands):

Principal Payments Due:	Amount
July 1, 2016 - December 31, 2016	$16,026
2017	98,151
2018	29,456
2019	—
2020	—
Total contractual obligations	143,633
Less: Deferred financing fees, net	(754)
Notes payable, net	$142,879

10. Commitments and Contingencies
Frisco Square
In connection with our investment in the Frisco Square property, we were initially responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation is reduced by 1.0% and will terminate at $225 million of real property values.  The total outstanding Bond Obligation at June 30, 2016 and December 31, 2015 was $4.2 million and $4.7 million, respectively. As of June 30, 2016, the value of the real property within the MMD is assessed at $174 million. Therefore, we are currently responsible for 27% of the bond debt service payments.
Although, as described above, we are ultimately responsible for 27% of the bond debt service payments, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  For the year ended December 31, 2015, the annual bond debt service assessed by the POA is approximately $0.3 million. We estimate our annual pro rata share of the expense at less than $0.1 million. For the six months ended June 30, 2016, we expensed less than $0.1 million related to bond debt service, which is included in the accompanying condensed consolidated statements of operations and other comprehensive loss.
Under an amended development agreement with the City of Frisco, we were obligated to construct certain parking improvements (the “Parking Obligation”). The City of Frisco secured the Bond Obligation and the Parking Obligation by placing liens on the vacant land held by our indirect, wholly owned subsidiary, BHFS I, LLC. In the event we sold all or a part of the vacant land, 33% of the net sales proceeds were to be deposited into an escrow account (“City Escrow”) for the benefit of the City of Frisco to secure the Parking Obligation until the amount in the City Escrow account was $7 million. As of December 31, 2015 we had $1.4 million in the City Escrow from land sales. We completed the requirements of the Parking Obligation in February 2016 and the City of Frisco released the City Escrow of $1.4 million and the liens on the land on March 15, 2016 and March 17, 2016, respectively.
Under the Chase Park Plaza Hotel loan agreement, the Company provided a completion guarantee of $6.5 million for room renovations and other improvements to be finished by August 10, 2017. If the renovation is not completed by August 10, 2017 the lender may require the Company to escrow 125% of the unspent funds related to the renovation. In August 2016, as part of our Chase Park Plaza loan modification, we escrowed $3.1 million for a construction project and $1.5 million for 2017 real estate taxes.

11. Related Party Transactions
The Advisor and certain of its affiliates receive fees and compensation in connection with the acquisition, financing, management, and sale of our assets.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Since our inception, the Advisor or its predecessors have been responsible for managing our day-to-day affairs and for, among other things, identifying and making acquisitions and other investments on our behalf.  Our relationship with the Advisor, including the fees paid by us to the Advisor or the reimbursement of expenses by us for amounts paid, or incurred by the Advisor, on our behalf is governed by an advisory management agreement that has been in place since September 20, 2005 and amended at various times thereafter.  On May 31, 2016 we entered into the Fourth Amended and Restated Advisory Management Agreement (the “Fourth Advisory Agreement”) effective as of May 15, 2016.
The Fourth Advisory Agreement amended and restated the Third Amended and Restated Advisory Management Agreement (the “Third Advisory Agreement”), as amended by the First Amendment to Third Amended and Restated Advisory Management Agreement (the “First Amendment to Third Advisory Agreement”) to: (a) incorporate amendments made by the First Amendment to Third Advisory Agreement into the body of the agreement; (b) amend certain limitations on expense reimbursements to the Advisor; (c) amend the non-solicitation provision; and (d) extend the term of the agreement to May 15, 2017. In all other material respects, the terms of the agreement remain unchanged.
We pay the Advisor or its affiliates an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  For each of the three months ended June 30, 2016 and 2015, we incurred approximately $0.5 million and $0.6 million of asset management fees, respectively. For each of the six months ended June 30, 2016 and 2015, we incurred approximately $1 million and $1.1 million of asset management fees, respectively.
The Advisor, or its affiliates, receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment.  For the three and six months ended June 30, 2016 and 2015, we incurred no acquisition and advisory fees.
The debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the three and six months ended June 30, 2016 or 2015.
Subject to certain restrictions as described in the Fourth Advisory Agreement, we reimburse the Advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of (i) 2% of our average invested assets or (ii) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  In addition, pursuant to the Fourth Advisory Agreement, our obligation to reimburse the Advisor for certain costs incurred in connection with administrative services (i) during 2016 is limited to $1.66 million and (ii) during 2017 is limited to $1.66 million prorated for the number of days during 2017 for which the Advisor provides services to us pursuant to the Fourth Advisory Agreement. Pursuant to First Amendment to Third Advisory Agreement, our obligation to reimburse the Advisor for certain costs incurred in connection with administrative services during 2015 was limited to $1.7 million. We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers.  For the three months ended June 30, 2016 and 2015, we incurred costs for administrative services of $0.2 million and $0.4 million, respectively. For the six months ended June 30, 2016 and 2015, we incurred costs for administrative services of $0.6 million.
Additionally, on May 31, 2016, the Company entered into the Third Amended and Restated Property Management and Leasing Agreement (“Third Property Management Agreement”) with the Operating Partnership. Behringer Harvard Opportunity Management Services, LLC, an affiliated Texas limited liability company (the “Manager”), Behringer Harvard Real Estate Services, LLC, an affiliated Texas limited liability company, and several affiliated special purpose entities formed to directly own the properties in which the Company has invested (collectively, “BH Property Management”).

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Third Property Management Agreement amended and restated the Second Amended and Restated Property Management and Leasing Agreement (“Second Property Management Agreement”), as amended by the First Amendment to Second Amended and Restated Property Management and Leasing Agreement (the “First Amendment to Second Property Management Agreement”) to amend the non-solicitation provision and incorporate the amendments made by the First Amendment to Second Property Management Agreement into the body of the agreement. In all other material respects, the terms of the agreement remain unchanged.
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and maintenance supervision of our properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  We will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  If we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred property management fees or oversight fees of approximately $0.1 million and $0.3 million during the three months ended June 30, 2016 and 2015, respectively. We incurred property management fees or oversight fees of approximately $0.3 million and $0.5 million during the six months ended June 30, 2016 and 2015, respectively.
At June 30, 2016 and December 31, 2015, we had a payable to our Advisor and its affiliates of $0.5 million and $0.8 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees and other miscellaneous costs payable to the Advisor and BH Property Management.
We are dependent on the Advisors and BH Property Management for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities.  If these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.

12. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Six months ended June 30,
Description	2016	2015
Supplemental disclosure:
Interest paid, net of amounts capitalized	$3,811	$2,542
Income taxes paid, net of refunds	125	140
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	169	2,479
Capital expenditures for real estate under development in accounts payable and accrued liabilities	—	3,140
Transfer from real estate under development to building and improvements	37,110	(2,611)
Additions to land and land improvements reclassified from real estate under development	3,685	—
Additions to furniture, fixtures and equipment reclassified from real estate under development	1,101	—
Amortization of deferred financing fees in properties under development	10	44
Deed in lieu of foreclosure:
Real estate and lease intangibles	12,723	—
Note payable	15,853	—
Other assets and liabilities, net	1,506	—

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
As of June 30, 2016, we wholly owned two properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our condensed consolidated financial statements.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that is accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Texas, the Commonwealth of The Bahamas, the Czech Republic, and Poland.
We have entered our disposition phase and are currently considering liquidity options for our stockholders. In February 2016, the special committee of our board of directors, composed of all of our independent directors, hired investment banking firm Baird to act as financial advisor to the Company in connection with its general financial strategy and planning and to assist the special committee in evaluating strategic alternatives available to the Company. The special committee and the board of directors may determine that it would be in the best interests of the Company and our stockholders to adopt a plan of liquidation that would involve the sale of the Company’s remaining assets. In the event of such a determination, the proposed plan of liquidation would be presented to the Company’s stockholders for approval.
Although the special committee has engaged Baird to assist us with the evaluation of strategic alternatives, we are not obligated to enter into any particular transaction. Further, although we have begun the process of exploring strategic alternatives, there is no specific date by which we must have a liquidity event, and there is no assurance that we will have a liquidity event in the near term or that, in the event of a transaction, the process will result in stockholder liquidity.
Liquidity and Capital Resources
Liquidity Demands
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
We continually evaluate our liquidity and ability to fund future operations and debt obligations. Our cash balance at June 30, 2016 is $26.1 million. The next debt maturity for the Company is in October 2016 for Royal Island. We are in discussions with a purchaser to extend or reenter a purchase and sale agreement for Royal Island. We may be required to establish capital reserves from cash flow generated by operating properties or net sales proceeds from the sale of our properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. In August 2016, as part of our Chase Park Plaza loan modification, we escrowed $3.1 million for a construction project and $1.5 million for 2017 real estate taxes. See below, under the caption Loan Modifications, for further details.
In addition to our debt obligations, we consider lease expirations at our consolidated office properties and other factors in evaluating our liquidity. Operating leases for our office buildings representing 3.8% of annualized base rent and rentable square footage (effective annual rent per square foot of $27.07) will expire by the end of 2016.  In the normal course of business, we are pursuing renewals, extensions and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  Further, it would adversely affect the value of the investment and reduce the proceeds we would receive upon the sale of the asset.
In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to those regions or industries may result in defaults by a number of tenants within a short time period.  Any defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  Further, it would adversely affect the value of the investment and reduce the proceeds we would receive upon the sale of the asset. In particular, the Northpoint Central office building is located in the Greenspoint submarket in Houston, Texas. Demand for commercial properties in this submarket is weak due to several large blocks of space that became available as large scale users have vacated the submarket and current volatility within the energy sector. With the uncertainty created from these relocations and the current volatility within the energy sector, and the limited number of office building transactions, it is difficult to underwrite commercial assets in this submarket. During the third quarter of 2015, we recorded a non-cash impairment charge for Northpoint Central. See Note 4, Assets and Liabilities Measured at Fair Value, for information on impairment charges recorded in the third quarter of 2015. For the six months ended June 30, 2016, excluding our disposed properties, Las Colinas Commons and Northborough Tower, 17% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our office buildings, both of which are located in Texas. For the six months ended June 30, 2016, 15% and 66% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our Frisco Square mixed-use development and Chase Park Plaza Hotel, respectively.
Strategic Asset Sales
As previously discussed, we are in our disposition phase and are currently considering liquidity options for our stockholders. The economic environment and limited availability of credit to buyers for opportunistic asset classes such as ours could delay or inhibit our ability to dispose of our properties in an orderly manner, or cause us to have to dispose of our properties for lower than anticipated sales prices. On June 23, 2016, the United Kingdom voted to exit the European Union (“Brexit”). Brexit is a major source of uncertainty that could cause a slowdown in economic activity across the European Union countries. This uncertainty could delay the disposition of our Central European properties or cause us to ultimately sell our assets for less than our current expected valuation. There can be no assurance that future dispositions will occur as planned or, if they occur, that they will help us to meet our liquidity demands.
On December 22, 2015, we entered into a purchase and sale agreement with the Behringer Harvard Royal Island Debt, LP lender for the sale of Royal Island. The contract sales price is $0.9 million in cash and discharge of all indebtedness under the loan. The loan balance and accrued interest at June 30, 2016 is $23.1 million. The sale was subject to approval by the Commonwealth of the Bahamas. The contract expired on April 30, 2016 as a result of the failure of the purchaser to obtain necessary governmental approvals. We are in discussions with the purchaser to extend or reenter a purchase and sale agreement upon substantially the same terms. On May 5, 2016, we entered into a purchase and sale agreement for The Lodge and Spa at Cordillera for a contract price of $10 million. The sale is subject to zoning amendments that may take six to nine months for the purchaser to obtain. In addition to the approvals noted above, these transactions are subject to review periods by the purchasers during which they may terminate without penalty. The purchase and sale agreements have provisions that allow for contract price adjustments upon certain conditions. There are no assurances that we will complete these transactions.
On February 2, 2016, we sold our Las Colinas Commons office buildings for a contract sales price of $14.3 million. On February 22, 2016, we sold our remaining condominium unit in inventory at Chase — The Private Residences for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs. On May 24, 2016, we sold a 5.2 acre parcel of undeveloped land at Frisco Square for a contract sales price of $8 million.

Debt Financings
One of our principal short-term and long-term liquidity requirements is the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2016. Interest payments on variable rate debt are based on rates in effect as of June 30, 2016. The table does not represent any extension options (in thousands):

	Payments Due by Period
	July 1, 2016 to December 31, 2016	2017	2018	2019	2020	Total
Principal payments - fixed rate debt(1)	$15,749	$71,518	$—	$—	$—	$87,267
Interest payments - fixed rate debt	2,554	2,247	—	—	—	4,801
Principal payments - variable rate debt(1)	277	26,633	29,456	—	—	56,366
Interest payments - variable rate debt	911	1,621	176	—	—	2,708
Total	$19,491	$102,019	$29,632	$—	$—	$151,142
________________________________

(1)
Does not include $0.8 million of unamortized deferred financing fees as of June 30, 2016. Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 3, Summary of Significant Accounting Policies, under the caption New Accounting Pronouncements for further details.

Our non-recourse debt secured by Northborough Tower matured on January 11, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016. The principal balance of the debt at the transfer was $15.9 million.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity.  As of June 30, 2016, we believe we were in compliance with the debt covenants under our loan agreements.
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
Each of our loans is secured by one or more of our properties. At June 30, 2016, interest rates on our notes payable ranged from 3.0% to 15%, with a weighted average interest rate of approximately 5.3%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Frisco Square and Northpoint Central investments require monthly payments of principal and interest. At June 30, 2016, our notes payable had maturity dates that ranged from October 2016 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $26.1 million on our condensed consolidated balance sheet as of June 30, 2016), operating cash flow from properties, new borrowings and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties to achieve our investment objectives.
As of June 30, 2016, restricted cash on the condensed consolidated balance sheet of $5.4 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.
As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our property developments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.

Loan Modifications
In February 2011, Behringer Harvard Royal Island Debt, LP secured a $10.4 million loan (the “Debt LP Loan”) for the purpose of preserving and protecting the collateral securing the Royal Island bridge loan. In February 2013 and June 2013, the lender agreed to increase the amount available to draw on the Debt LP Loan to $11.6 million and $12.4 million, respectively. Beginning in October 2013 through June 2014, the lender increased the availability of the Debt LP Loan each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. On January 25, 2016, the lenders agreed to increase the amount of the loan by $0.6 million to $14.4 million to fund the estimated operating costs through the sale of the property. On April 30, 2016, the lenders agreed to increase the amount of the Debt LP Loan by an additional $0.1 million to $14.5 million to fund additional operating costs of the property as the purchaser awaits approval from the Commonwealth of the Bahamas to acquire the property.
On August 4, 2016, we modified the Chase Park Plaza loan to extend the completion date for the required room and common area renovations from August 10, 2016 to August 10, 2017. The Company previously provided a completion guarantee of $6.5 million for the required renovations and that guarantee was reaffirmed with the modification. The loan continues to bear interest at 4.95% and matures on August 11, 2017 with two one-year extensions available. Under the modification the property must have a debt service coverage ratio, as defined, of 1.35 to exercise the extension options. Under the modified loan, we are required to escrow $1.5 million with the lender for the estimated 2017 property tax increase due to the expiration of the 10-year property tax abatement program in December 2016.
The Chase Park Plaza loan modification also requires the establishment of a $3.1 million escrow related to certain facade repairs and enhancements. The lender will disburse funds from the escrow monthly to pay the construction contract draws as the construction repair project is invoiced and completed. The Park Plaza Residential Association is responsible to reimburse 39.3% of the construction cost as invoiced. The project is expected to be completed in December 2017.

Results of Operations
As of June 30, 2016, we were invested in six assets, five of which were consolidated (two of those were wholly owned and three properties were consolidated through investments in joint ventures). In addition, we had an unconsolidated ownership interest in a joint venture consisting of 18 properties at June 30, 2016 that were accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Texas, the Commonwealth of The Bahamas, the Czech Republic, and Poland.
As of June 30, 2015, we were invested in nine assets, seven of which were consolidated (four of those were wholly owned and three were properties consolidated through investments in joint ventures). In addition, we were the mezzanine lender for one multifamily property. We also had an unconsolidated ownership interest in a joint venture consisting of 20 properties at June 30, 2015 that were accounted for using the equity method. Our investment properties were located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, and Slovakia.
Three months ended June 30, 2016 as compared to three months ended June 30, 2015
The following table provides summary information about our results of operations for the three months ended June 30, 2016 and 2015 ($ in thousands):

	2016	2015	$ Amount Change Incr/ (Decr)	Percentage Change Incr/(Decr)	$ Change due to Dispositions(1)	$ Change due to Asset Placed in Service(2)	$ Change due to Same Store(3)
Revenues
Rental revenue	$3,849	$5,134	$(1,285)	(25.0)%	(1,668)	507	(124)
Hotel revenue	9,537	9,947	(410)	(4.1)%	—	—	(410)
Total revenues	13,386	15,081	(1,695)	(11.2)%	(1,668)	507	(534)

Expenses
Property operating expenses	1,499	2,004	(505)	(25.2)%	(460)	271	(316)
Hotel operating expenses	7,201	7,071	130	1.8%	—	—	130
Bad debt expense (recovery)	40	(92)	132	(143.5)%	—	—	132
Condominium inventory impairment	—	616	(616)	(100.0)%	—	—	(616)
Interest expense	2,234	2,051	183	8.9%	(250)	402	31
Real estate taxes	1,000	1,062	(62)	(5.8)%	(259)	196	1
Property management fees	351	530	(179)	(33.8)%	(147)	33	(65)
Asset management fees(4)	523	579	(56)	(9.7)%	—	27	(83)
General and administrative	1,423	1,023	400	39.1%	—	—	400
Depreciation and amortization	2,726	3,064	(338)	(11.0)%	(659)	426	(105)
Total expenses	$16,997	$17,908	$(911)	(5.1)%	(1,775)	1,355	(491)

Other Income, net	$—	$10	$(10)	(100.0)%	—	—	(10)
Equity in earnings (losses) of unconsolidated joint venture	$3	$(88)	$91	(103.4)%	—	—	91
Gain on sale of real estate	$1,748	$—	$1,748	100.0%	—	—	1,748
Gain on extinguishment of debt	$1,624	$—	$1,624	100.0%	1,624	—	—
______________________

(1)
Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 related to the 2016 dispositions of Las Colinas Commons and Northborough Tower.

(2)
Represents the dollar amount increase for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 related to The Ablon at Frisco Square, which began operations in February 2016.

(3)
Represents the dollar amount increase (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended June 30, 2016 and 2015 includes Chase Park Plaza, Frisco Square, Northpoint Central, The Lodge and Spa at Cordillera, and Royal Island.

(4)
Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

Revenues.  Our total revenues decreased by $1.7 million to $13.4 million for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to the 2016 asset dispositions of Las Colinas Commons and Northborough Tower.
The change in revenues also included the following:

•
Rental revenue decreased $1.3 million to $3.8 million for the second quarter of 2016 as compared to $5.1 million for the second quarter of 2015 primarily due to a decrease of $0.7 million in rental revenue for our Las Colinas Commons office buildings which were sold on February 2, 2016 and a decrease of $1 million in rental revenue for our Northborough Tower office building which was disposed on May 9, 2016. These decreases were partially offset by an increase of $0.5 million related to The Ablon at Frisco Square, which began operations in February 2016.

•
Hotel revenue decreased $0.4 million to $9.5 million during the second quarter of 2016 primarily due to a $0.6 million decrease in banquet food and beverage revenue at Chase Park Plaza Hotel, which was offset by a $0.2 million increase for The Lodge & Spa at Cordillera due to a 30% increase in occupancy.

Property operating expenses.  Property operating expenses were approximately $1.5 million and $2 million for the three months ended June 30, 2016 and 2015, respectively, and were composed of operating expenses from our consolidated properties. The $0.5 million decrease was primarily due to the 2016 asset dispositions of Las Colinas Commons and Northborough Tower.
Hotel operating expenses.  Hotel operating expenses were approximately $7.2 million and $7.1 million for the three months ended June 30, 2016 and 2015, respectively, for an increase of approximately $0.1 million. Hotel operating expenses at Chase Park Plaza Hotel and The Lodge & Spa at Cordillera increased approximately $0.1 million for the three months ended June 30, 2016 compared to the same period in 2015. The increases in hotel operating expenses for both properties were primarily due to increases in food and beverage service expense.
Bad debt expense (recovery).  We had bad debt expenses of less than $0.1 million in the second quarter of 2016 compared to bad debt recoveries of less than $0.1 million in the second quarter of 2015.
Condominium inventory impairment. In the second quarter of 2015, we recorded an impairment of $0.6 million associated with our one remaining condominium unit at Chase — The Private Residences. This impairment was based on current market information and our decision to dispose of the asset in the nearer term. We sold the condominium unit during the first quarter of 2016.
Interest expense.  Interest expense for the three months ended June 30, 2016 and 2015 was approximately $2.2 million and $2 million, respectively. The increase of $0.2 million in interest expense was primarily due to a $0.4 million increase at The Ablon at Frisco Square related to the increase in LIBOR rate. This increase was partially offset by a $0.2 million decrease related to our asset dispositions in 2016.
Real estate taxes. Real estate taxes remained fairly constant at $1.0 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively.
Property management fees.  Property management fees remained fairly constant at $0.4 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively.
Asset management fees.  Asset management fees remained fairly constant at approximately $0.5 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively.
General and administrative expense.  General and administrative expense was $1.4 million and $1 million for the three months ended June 30, 2016 and 2015, respectively. The increase of approximately $0.4 million was primarily due to increases in expenses related to our asset valuation, legal, and audit fees.
Depreciation and amortization expense. Depreciation and amortization expense was $2.7 million and $3.1 million for the three months ended June 30, 2016 and 2015, respectively. The decrease of approximately $0.7 million for our disposed assets was partially offset by an increase of $0.4 million related to The Ablon at Frisco Square, which began operations in February 2016.
Equity in earnings (losses) of unconsolidated joint venture.  Equity in earnings (losses) of unconsolidated joint venture was a gain of less than $0.1 million and a loss of less than $0.1 million for the three months ended June 30, 2016 and 2015, respectively.
Gain on sale of real estate. We sold a 5.2 acre undeveloped land parcel at Frisco Square on May 24, 2016 and recorded a gain of $1.7 million. We had no sales of our consolidated properties during the three months ended June 30, 2015.

Gain on extinguishment of debt. The non-recourse loan for Northborough Tower matured on January 11, 2016 and we did not repay the debt. We actively marketed the property for sale prior to the maturity, but we did not receive any offers above the loan balance. On May 9, 2016 we transferred the property to the lender via a deed-in-lieu of foreclosure. We recorded a gain on extinguishment of debt of $1.6 million. We did not have any extinguishment of debt during the three months ended June 30, 2015.
Six months ended June 30, 2016 as compared to six months ended June 30, 2015
The following table provides summary information about our results of operations for the six months ended June 30, 2016 and 2015 ($ in thousands):

	2016	2015	$ Amount Change Incr/ (Decr)	Percentage Change Incr/(Decr)	$ Change due to Dispositions(1)	$ Change due to Asset Placed in Service(2)	$ Change due to Same Store(3)
Revenues
Rental revenue	$7,990	$9,861	$(1,871)	(19.0)%	(2,205)	615	(281)
Hotel revenue	17,156	17,245	(89)	(0.5)%	—	—	(89)
Condominium sale	2,271	—	2,271	100.0%	—	—	2,271
Total revenues	27,417	27,106	311	1.1%	(2,205)	615	1,901

Expenses
Property operating expenses	3,362	3,893	(531)	(13.6)%	(746)	464	(249)
Hotel operating expenses	14,102	13,395	707	5.3%	—	—	707
Bad debt expense (recovery)	25	40	(15)	(37.5)%	—	—	(15)
Condominium inventory impairment	—	616	(616)	(100.0)%	—	—	(616)
Cost of condominium sales	2,271	—	2,271	100.0%	—	—	2,271
Interest expense	5,088	4,149	939	22.6%	330	531	78
Real estate taxes	2,015	1,660	355	21.4%	21	303	31
Property management fees	782	942	(160)	(17.0)%	(181)	61	(40)
Asset management fees(4)	1,059	1,147	(88)	(7.7)%	—	36	(124)
General and administrative	2,634	2,064	570	27.6%	—	—	570
Depreciation and amortization	5,364	6,235	(871)	(14.0)%	(1,154)	566	(283)
Total expenses	36,702	34,141	2,561	7.5%	(1,730)	1,961	2,330

Other Income, net	$(15)	$(51)	$36	(70.6)%	—	—	36
Equity in earnings (losses) of unconsolidated joint venture	$57	$(180)	$237	(131.7)%	—	—	237
Gain on sale of real estate	$3,025	$—	$3,025	100.0%	1,277	—	1,748
Gain on extinguishment of debt	$1,624	$—	$1,624	100.0%	1,624	—	—
______________________

(1)
Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 related to the 2016 dispositions of Las Colinas Commons and Northborough Tower.

(2)
Represents the dollar amount increase for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 related to The Ablon at Frisco Square, which began operations in February 2016.

(3)
Represents the dollar amount increase (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended June 30, 2016 and 2015 includes Chase Park Plaza, Frisco Square, Northpoint Central, The Lodge and Spa at Cordillera, and Royal Island.

(4)
Asset management fees payable to the Advisor are an obligation of the Company, and as such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

Continuing Operations
Revenues.  Overall, our total revenues increased by approximately $0.3 million to $27.4 million for the six months ended June 30, 2016.  The change in revenues was primarily due to:

•
Rental revenue decreased $1.9 million for the six months ended June 30, 2016 as compared to the same period of 2015. During the first six months of 2015, we received $0.4 million for the successful appeal of 2013 and 2014 real estate taxes for our Northborough Tower property. We reimbursed the funds to the tenant, which resulted in a decrease in rental revenue of $0.4 million. (The receipt of the $0.4 million resulted in a credit to real estate tax expense. See “Real estate taxes” below.) In addition, we had a decrease in rental revenue of $2.2 million during the second quarter of 2016 as a result of our 2016 asset dispositions. These decreases in rental revenue were partially offset by a $0.6 million increase in rental revenue at The Ablon at Frisco Square, which began operations in February 2016.

•
Hotel revenue remained fairly constant for the six months ended June 30, 2016. Hotel revenue for Chase Park Plaza Hotel decreased approximately $0.4 million primarily due to a decrease in banquet food and beverage revenue. Hotel revenue at The Lodge & Spa at Cordillera increased $0.3 million in the six months ended June 30, 2016 as compared to the same period of 2015 due primarily to a 25% increase in occupancy.

Property operating expenses.  Property operating expenses were approximately $3.4 million for the six months ended June 30, 2016 as compared to $3.9 million for the six months ended June 30, 2015. The $0.5 million decrease was due to a decrease of approximately $0.7 million related to our disposed assets and a decrease of $0.3 million at Frisco Square, which were partially offset by an increase of $0.5 million related to The Ablon at Frisco Square, which began operations in February 2016.
Hotel operating expenses.  Hotel operating expenses were approximately $14.1 million for the six months ended June 30, 2016 compared to approximately $13.4 million for the six months ended June 30, 2015, for an increase of $0.7 million. Hotel operating expenses at our Chase Park Plaza Hotel increased $0.6 million, primarily due to an increase in food and beverage service expense. Hotel operating expenses at The Lodge & Spa at Cordillera increased by less than $0.1 million period-over-period.
Bad debt expense.  Bad debt expense was less than $0.1 million for the six months ended June 30, 2016 and 2015, each.
Condominium inventory impairment. During the six months ended June 30, 2015, we recorded an impairment of $0.6 million associated with our one remaining condominium unit at Chase — The Private Residences. This impairment was based on current market information and our decision to dispose of the asset in the nearer term. We sold the condominium unit during the first quarter of 2016.
Interest expense.  Interest expense was approximately $5.1 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $1.0 million in interest expense was primarily due to payment of $0.5 million yield maintenance on the Las Colinas Commons debt, which was paid off in full on February 2, 2016 when the property was sold. In addition, there was a $0.5 million increase at The Ablon at Frisco Square due to increases in the debt balance and the LIBOR rate.
Real estate taxes. Real estate taxes were approximately $2.0 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively. The $0.4 million increase was primarily due to The Ablon at Frisco Square, which began operations in February 2016.
Property management fees.  Property management fees remained fairly constant at $0.8 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively.
Asset management fees.  Asset management fees remained constant at $1.1 million for the six months ended June 30, 2016 and 2015.
General and administrative expense.  General and administrative expense was $2.6 million for the six months ended June 30, 2016, an increase of $0.6 million compared to the expense for the same period in 2015. The increase of approximately $0.6 million was primarily due to expenses related to our asset valuation, legal, and audit fees.
Depreciation and amortization expense. Depreciation and amortization expense was $5.4 million and $6.2 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of approximately $1.2 million related to our disposed assets and was partially offset by an increase of $0.6 million related to The Ablon at Frisco Square, which began operations in February 2016.

Equity in earnings (losses) of unconsolidated joint venture.  Equity in earnings (losses) of unconsolidated joint venture was a gain of less than $0.1 million for the six months ended June 30, 2016 compared to a loss of $0.2 million for the six months ended June 30, 2015.
Gain on sale of real estate. We sold our Las Colinas Commons office building complex on February 2, 2016 and recorded a gain of $1.3 million. We sold a 5.2 acre undeveloped land parcel at Frisco Square on May 24, 2016 and recorded a gain of $1.7 million. We had no sales of our consolidated properties during the six months ended June 30, 2015.
Gain on extinguishment of debt. The non-recourse loan for Northborough Tower matured on January 11, 2016 and we did not repay the debt. We actively marketed the property for sale prior to the maturity, but we did not receive any offers above the loan balance. On May 9, 2016 we transferred the property to the lender via a deed-in-lieu of foreclosure. We recorded a gain on extinguishment of debt of $1.6 million. We did not have any extinguishment of debt during the six months ended June 30, 2015.
Cash Flow Analysis
During the six months ended June 30, 2016, net cash provided by operating activities was $0.2 million compared to net cash provided by operating activities of $1 million for the same period in 2015. The primary reason for the decrease in cash flow from operating activities was the change in working capital, including the timing of receipts on accounts receivable and payments of accrued liabilities.
Net cash provided by investing activities for the six months ended June 30, 2016 was $16.1 million compared to net cash used in investing activities of $17.2 million for the six months ended June 30, 2015. The difference is primarily due to $21.9 million of proceeds from the dispositions of Las Colinas Commons, Northborough Tower, and our Frisco Square land during the first six months of 2016. In addition, there was an approximate $9 million decrease in cash spent for capital improvements related to The Ablon at Frisco Square during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The Ablon at Frisco Square began operations in February 2016.
Net cash used in financing activities for the six months ended June 30, 2016 was approximately $10.9 million compared to net cash provided by financing activities of $4.3 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we paid off the existing indebtedness totaling approximately $11.3 million associated with the Las Colinas Commons investment and a $3.6 million excess principal payment to reduce Northpoint Central’s loan balance with proceeds from the sale of the Las Colinas Commons asset. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. This was partially offset by draws of $7.4 million under the Ablon Frisco Square Venture construction loan during the six months ended June 30, 2016.

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
Our calculation of FFO for the three and six months ended June 30, 2016 and 2015 is presented below (shares and $ in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
Description	2016	Per Share	2015	Per Share	2016	Per Share	2015	Per Share
Net loss attributable to common shareholders	$(85)	$—	$(2,842)	$(0.05)	$(4,325)	$(0.08)	$(7,137)	$(0.13)
Adjustments for:
Impairment charge(1)	—	—	616	0.01	—	—	616	0.01
Real estate depreciation and amortization(2)	2,997	0.05	3,475	0.06	5,928	0.10	7,069	0.13
Gain on asset sales	(1,748)	(0.03)	—	—	(3,025)	(0.05)	(36)	—
Funds from operations (FFO) attributable to common shareholders	$1,164	$0.02	$1,249	$0.02	$(1,422)	$(0.03)	$512	$0.01
GAAP weighted average shares:
Basic and diluted		56,500		56,500		56,500		56,500
 _________________________________

(1)
Includes impairment of our investments which resulted from a measurable decrease in the fair value of the depreciable real estate held by the joint venture or partnership. In the second quarter of 2015, we recorded a $0.6 million impairment for our one remaining condominium unit at Chase — The Private Residences.

(2)
Includes our consolidated depreciation and amortization expense, as well as our pro rata share of those unconsolidated investments which we account for under the equity method of accounting and the noncontrolling interest adjustment for the third-party partners’ share.

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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan and/or additional borrowings. We had no distributions during the six months ended June 30, 2016 and 2015.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $142.9 million in notes payable, at June 30, 2016, $56.4 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.6 million.
Foreign Currency Exchange Risk
At June 30, 2016, we own an approximate 47% interest in a joint venture consisting of 18 properties in the Czech Republic and Poland that holds $5.9 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Additionally, we hold $1.1 million in a Euro-denominated account in a United States financial institution.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of June 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control - New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Please see the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2016. The following risk factor supplements these previously disclosed risk factors under the same heading in our Annual Report on Form 10-K.
The vote by the United Kingdom to leave the European Union could adversely affect us
On June 23, 2016, the United Kingdom voted to exit the European Union (“Brexit”). Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial markets. This uncertainty could delay the disposition of our Central European properties or cause us to ultimately sell such assets for less than their current expected valuation.
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
Our board of directors has not considered requests for redemptions (“Ordinary Redemptions”) for reasons other than in the event of death, disability or need for long-term care since March 2009 when the board determined not to accept, and to suspend until further notice, Ordinary Redemptions.
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the six months ended June 30, 2016.
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

Behringer Harvard Opportunity REIT I, Inc.

Dated:	August 10, 2016	By:	/s/ LISA ROSS
Lisa Ross
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1	Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2	Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on June 9, 2011)

3.3	Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on March 11, 2010)

3.4	First Amendment to the Amended and Restated Bylaws of the Registrant (previously filed and incorporated by reference to Form 8-K, filed on January 24, 2012)

10.1
Fourth Amended and Restated Advisory Management Agreement between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity Advisors I, LLC dated May 31, 2016 (previously filed in and incorporated by reference to Form 8-K, filed on May 31, 2016)

10.2
Third Amended and Restated Property Management and Leasing Agreement by and among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP, Behringer Harvard Opportunity Management Services, LLC, Behringer Harvard Real Estate Services, LLC and several affiliated special purpose entities dated May 31, 2016 (previously filed in and incorporated by reference to Form 8-K, filed on May 31, 2016)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1*(1)	Section 1350 Certification

32.2*(1)	Section 1350 Certification

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 10, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

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