Form 10-Q/A
period 2016-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2016-08-11
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note
Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company” or “our”) is filing this amendment, or Form 10-Q/A, to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, or Form 10-Q, filed with U.S. Securities and Exchange Commission on August 10, 2016, solely to amend certifications to correct the certification dates. Specifically, the Company is amending the certifications included as Exhibit 31.1, Exhibit 31.2, Exhibit 32.1, and Exhibit 32.2 on Form 10-Q. The certification dates of the previously mentioned Exhibits on Form 10-Q inadvertently noted May 11, 2016 as the certification date, whereas the correct certification date is August 10, 2016. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included as exhibits to this amendment.
This form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, no other changes have been made to the Form 10-Q. This Form 10-Q/A does not modify or update the financial results or disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated:	August 11, 2016	By:	/s/ LISA ROSS
Lisa Ross
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification, as amended

31.2*	Rule 13a-14(a)/15d-14(a) Certification, as amended

32.1*(1)	Section 1350 Certification, as amended

32.2*(1)	Section 1350 Certification, as amended
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