Form 10-Q
period 2016-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2016-11-14
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐ No ☒

As of October 31, 2016, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.
FORM 10-Q
Quarter Ended September 30, 2016

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Real estate
Land and improvements, net	$54,853	$58,936
Buildings and improvements, net	151,663	132,670
Real estate under development	343	39,121
Total real estate	206,859	230,727
Assets associated with real estate held for sale	—	12,679
Condominium inventory	—	2,201
Cash and cash equivalents	21,959	20,746
Restricted cash	9,119	8,880
Accounts receivable, net	4,446	6,273
Prepaid expenses and other assets	1,247	2,015
Investments in unconsolidated joint ventures	7,228	13,953
Furniture, fixtures and equipment, net	3,732	2,719
Lease intangibles, net	1,257	2,248
Other intangibles, net	3,759	4,205
Total assets	$259,606	$306,646
Liabilities and Equity
Notes payable, net	$142,512	$154,460
Accounts payable	1,211	3,433
Payables to related parties	352	747
Acquired below-market leases, net	—	758
Accrued and other liabilities	25,961	25,606
Obligations associated with real estate held for sale	—	14,897
Total liabilities	170,036	199,901
Commitments and contingencies	—	—
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at September 30, 2016 and December 31, 2015	6	6
Additional paid-in capital	507,303	507,303
Accumulated distributions and net loss	(414,478)	(397,259)
Accumulated other comprehensive loss	(3,819)	(4,301)
Total Behringer Harvard Opportunity REIT I, Inc. equity	89,012	105,749
Noncontrolling interest	558	996
Total equity	89,570	106,745
Total liabilities and equity	$259,606	$306,646

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$3,632	$5,146	$11,621	$15,007
Hotel revenue	10,385	9,717	27,542	26,962
Condominium sale	—	—	2,271	—
Total revenues	14,017	14,863	41,434	41,969
Expenses
Property operating expenses	1,469	1,903	4,829	5,796
Hotel operating expenses	7,654	7,426	21,756	20,821
Bad debt expense (recovery)	17	(32)	43	8
Cost of condominium sale	—	—	2,271	—
Condominium inventory impairment	—	—	—	616
Interest expense	2,116	2,061	7,205	6,210
Real estate taxes	1,058	772	3,073	2,432
Impairment charges	9,247	11,540	9,247	11,540
Property management fees	423	514	1,205	1,456
Asset management fees	503	590	1,563	1,737
General and administrative	1,791	1,311	4,424	3,375
Depreciation and amortization	2,602	4,359	7,966	10,594
Total expenses	26,880	30,444	63,582	64,585
Interest income	2	4	4	14
Other income (expense), net	(86)	51	(101)	—
Gain on extinguishment of debt	—	—	1,624	—
Loss before gain on sale of real estate, income tax expense and equity in earnings (losses) of unconsolidated joint venture	(12,947)	(15,526)	(20,621)	(22,602)
Gain on sale of real estate	—	—	3,025	—
Income tax expense	(49)	(36)	(91)	(106)
Equity in earnings (losses) of unconsolidated joint venture	(27)	(985)	30	(1,165)
Net loss	(13,023)	(16,547)	(17,657)	(23,873)
Net loss attributable to the noncontrolling interest	129	84	438	273
Net loss attributable to common shareholders	$(12,894)	$(16,463)	$(17,219)	$(23,600)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500	56,500
Basic and diluted loss per share	$(0.23)	$(0.29)	$(0.30)	$(0.42)
Comprehensive loss
Net loss	$(13,023)	$(16,547)	$(17,657)	$(23,873)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	169	(154)	482	(1,943)
Total other comprehensive income (loss)	169	(154)	482	(1,943)
Comprehensive loss	(12,854)	(16,701)	(17,175)	(25,816)
Comprehensive loss attributable to the noncontrolling interest	129	84	438	273
Comprehensive loss attributable to common shareholders	$(12,725)	$(16,617)	$(16,737)	$(25,543)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2015	1,000	$—	56,500,472	$6	$507,303	$(372,071)	$(1,817)	$617	$134,038
Net loss	—	—	—	—	—	(23,600)	—	(273)	(23,873)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	765	765
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(1,943)	—	(1,943)
Balance at September 30, 2015	1,000	$—	56,500,472	$6	$507,303	$(395,671)	$(3,760)	$1,109	$108,987

Balance at January 1, 2016	1,000	$—	56,500,472	$6	$507,303	$(397,259)	$(4,301)	$996	$106,745
Net loss	—	—	—	—	—	(17,219)	—	(438)	(17,657)
Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	482	—	482
Balance at September 30, 2016	1,000	$—	56,500,472	$6	$507,303	$(414,478)	$(3,819)	$558	$89,570

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,657)	$(23,873)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,019	10,416
Amortization of deferred financing fees	487	499
Gain on extinguishment of debt	(1,624)	—
Loss on retirement of asset	16	—
Gain on sale of real estate	(3,025)	—
Impairment charges	9,247	12,156
Bad debt expense	43	8
Equity in (earnings) losses of unconsolidated joint venture	(30)	1,165
Change in operating assets and liabilities:
Accounts receivable	(37)	368
Condominium inventory	2,201	5
Prepaid expenses and other assets	773	131
Accounts payable	241	3
Accrued and other liabilities	2,599	3,689
Payables to related parties	(394)	(400)
Lease intangibles	(219)	(307)
Cash provided by operating activities	640	3,860
Cash flows from investing activities:
Proceeds from sale of real estate	21,852	—
Additions of property and equipment	(9,318)	(25,631)
Change in restricted cash	(686)	(1,418)
Distributions from unconsolidated joint venture	202	520
Cash provided by (used in) investing activities	12,050	(26,529)
Cash flows from financing activities:
Proceeds from notes payable	8,237	12,048
Payments on notes payable	(19,714)	(954)
Contributions from noncontrolling interest holders	—	765
Cash provided by (used in) financing activities	(11,477)	11,859
Net change in cash and cash equivalents	1,213	(10,810)
Cash and cash equivalents at beginning of the year	20,746	35,015
Cash and cash equivalents at end of the period	$21,959	$24,205
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
We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of September 30, 2016, we wholly owned two properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheet.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that is accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Texas, the Commonwealth of The Bahamas, the Czech Republic, and Poland.
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
On August 26, 2016, in connection with a review of potential strategic alternatives available to us, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”). The Company is in various stages of marketing all of its assets for sale and if the Plan of Liquidation is approved, it expects to market and dispose of its remaining assets within two years. Pursuant to our charter, the affirmative vote of a majority of all of the shares of our common stock entitled to vote on the Plan of Liquidation is required for approval of the Plan of Liquidation. We can provide no assurance that the Plan of Liquidation will be approved by our stockholders.
If the Plan of Liquidation is approved by our stockholders, we expect to make liquidating distribution payments to our stockholders after we sell all of our assets, pay all of our known liabilities, and provide for unknown liabilities. We expect to complete these activities within 24 months after stockholder approval of the Plan of Liquidation; however, there can be no assurances regarding the amounts or timing of any liquidating distributions.
Presentation of Financial Statements
Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As is usual for opportunity-style real estate investment programs, we are structured as a finite-life entity. As discussed above, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution pursuant to the Plan of Liquidation. If the Plan of Liquidation is approved by our stockholders, we expect to sell all of our assets, pay for all of our known liabilities, provide for unknown liabilities, and distribute the net proceeds from our liquidation to our stockholders. There can be no assurances regarding the amounts or timing of any liquidating distributions. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues.   If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows that are necessary to meet our mortgage obligations and our ability to satisfy our other liabilities in the normal course of business.
Our ability to continue as a going concern is dependent upon our ability to sell real estate investments, to pay down debt as it matures if extensions or new financings are unavailable, and our ability to fund ongoing costs of our Company, including our development and operating properties.

If our stockholders approve the Plan of Liquidation, we anticipate we will change our basis of accounting from the going concern basis to the liquidation basis of accounting. Under the liquidation basis of accounting, all of our assets must be stated at their estimated net realizable value and all of our liabilities must be recorded at the estimated amounts at which they are expected to be settled. If our stockholders do not approve the Plan of Liquidation Proposal, we expect to continue to account for our assets and liabilities under the going concern basis of accounting.

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
The results for the interim periods shown in this report are not necessarily indicative of future financial results.  The accompanying condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidated statements of equity and cash flows for the nine months ended September 30, 2016 and 2015 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to fairly present our condensed consolidated financial position as of September 30, 2016 and our condensed consolidated results of operations, equity, and cash flows for the periods ended September 30, 2016 and 2015.  Such adjustments are normal and recurring in nature.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Real Estate
We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases.  In no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense.  As of September 30, 2016, all of our lease intangibles were fully amortized.
The value of hotels and all other buildings is depreciated over the estimated useful lives of 39 years and 25 years, respectively, using the straight-line method. Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

September 30, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$198,135	$57,148	$3,608	$—	$9,626
Less: depreciation and amortization	(46,472)	(2,295)	(2,351)	—	(5,867)
Net	$151,663	$54,853	$1,257	$—	$3,759

December 31, 2015	Buildings and Improvements(1)	Land and Improvements(1)	Lease Intangibles(1)	Acquired Below-Market Leases	Other Intangibles
Cost	$174,732	$60,962	$7,580	$(3,311)	$9,626
Less: depreciation and amortization	(42,062)	(2,026)	(5,332)	2,553	(5,421)
Net	$132,670	$58,936	$2,248	$(758)	$4,205

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

Real Estate Held for Sale and Discontinued Operations
We classify properties as held for sale when certain criteria are met in accordance with GAAP. Along with the criteria, management must determine if a sale is probable. Criteria management considers in determining if a sale is probable include a signed purchase and sale agreement, completion of the due diligence period, and whether there is a significant monetary penalty incurred by the purchaser if the sale does not close. At that time, we present the assets and obligations of the property held for sale separately in our condensed consolidated balance sheet and we cease recording depreciation and amortization expense related to that property. Properties held for sale are reported at the lower of their carrying amount or their estimated fair value, less estimated costs to sell.
During the fourth quarter of 2015, we entered into a purchase and sale agreement for Las Colinas Commons, an office building located in Texas, and classified the investment as real estate held for sale in our condensed consolidated balance sheet at December 31, 2015. The sales transaction closed on February 2, 2016. The Company is in various stages of marketing all of its assets for sale and if the Plan of Liquidation is approved, it expects to market and dispose of its remaining assets within two years. We did not have any properties classified as held for sale at September 30, 2016 as we determined that none of our assets meet the criteria that a sale is probable as discussed above.
Effective as of January 1, 2015, we adopted the revised guidance regarding discontinued operations. For sales of real estate or assets classified as held for sale after January 1, 2015, we will evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine whether the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations. Prior to the adoption, when we had no involvement after the sale of a real estate investment it was treated as a discontinued operation.

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
Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $2 million and $4.2 million as of September 30, 2016 and December 31, 2015, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.4 million as of September 30, 2016 and December 31, 2015.  The allowance for doubtful accounts was $0.1 million and $0.3 million as of September 30, 2016 and December 31, 2015, respectively.
Investment Impairment
For all of our real estate and real estate-related investments, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to: a significant decrease in the market price of an asset; a significant change in the manner in which the asset is being used; an accumulation of costs in excess of the acquisition basis plus construction of the property; major vacancies and the resulting loss of revenues; natural disasters; a change in the projected holding period; legitimate purchase offers; and changes in the global and local markets or economic conditions. Our assets may at times be concentrated in limited geographic locations and, to the extent that our portfolio is concentrated in limited geographic locations, downturns specifically related to such regions may result in tenants defaulting on their lease obligations at a portion of our properties within a short time period, which may result in asset impairments.
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
In evaluating our investments for impairment, management may use appraisals and make estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership, planned development, and the projected sales price of each of the properties. A future change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements. In addition, we may incur impairment charges on real estate assets classified as held for sale in the future if the carrying amount of the asset upon classification as held for sale exceeds the estimated fair value, less costs to sell.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The value of our properties held for development depends on market conditions, including estimates of the project start date, as well as estimates of future demand for the property type under development. We have analyzed trends and other information related to each potential development and incorporated this information, as well as our current outlook, into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the estimation process with respect to impairments, including the fact that limited market information regarding the value of comparable land exists at this time, it is possible that actual results could differ substantially from those estimated.
In the third quarter of 2016, we recorded $9.2 million of non-cash impairment charges as a result of measurable decreases in the fair value of two of our investments. We recorded a non-cash impairment charge of $2.2 million for our Northpoint Central building based upon indication of a decline in market value of the asset. In estimating the fair value of Northpoint Central, we primarily considered an appraisal prepared for the Plan of Liquidation. The appraised value was determined using a discounted cash flow analysis. We also recorded a non-cash impairment charge of $7 million for our unconsolidated investment in Central Europe. We reviewed estimates of the underlying real estate assets of the venture based upon a discounted cash flow analysis and did not find the asset book value reported by the venture impaired. We then evaluated our interest in the Central Europe investment for an other than temporary decline in market value and determined that we would not recover our investment during our hold period. Due to the shortened hold period contemplated in the Plan of Liquidation, the lack of control by the Company to compel the venture to sell the remaining assets and liquidate the venture during our hold period, and the absence of a market to buy our interest, we recorded an impairment of our investment interest by discounting our interest in the investment by 40% to reflect the impact of holding a non-controlling interest.
During the year ended December 31, 2015, we recorded $12.3 million of non-cash impairment charges as a result of measurable decreases in the fair value of four of our investments. We recorded a non-cash impairment charge of $6.8 million during 2015 for our Frisco Square land based on an indication of a change in market conditions for land development. In estimating the fair value of the Frisco Square land, we considered market comparables as well as the time and costs to hold the land until developed. We also recorded non-cash impairment charges of $2.1 million for Northborough Tower and $2.7 million for our Northpoint Central office building during 2015. In estimating the fair value of both Northborough Tower and Northpoint Central, we considered offers received during the marketing process of the assets in the third quarter of 2015, market comparables, and management’s internal discounted cash flow analysis prepared with the consideration of the market conditions in Houston where both buildings are located. In addition, we recorded a $0.7 million impairment for our one remaining condominium unit at Chase — The Private Residences during 2015. During the first quarter of 2016, we sold the condominium for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs.
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
Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net of accumulated amortization, were $0.6 million and $1.2 million as of September 30, 2016 and December 31, 2015, respectively. The $1.2 million balance of deferred financing fees, net of accumulated amortization, as of December 31, 2015, was composed of $1.1 million related to notes payable and less than $0.1 million related to obligations associated with real estate held for sale. Accumulated amortization of deferred financing fees were $1.7 million and $1.8 million as of September 30, 2016 and December 31, 2015, respectively. In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs. The adoption of ASU 2015-03, effective January 1, 2016, required companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability, retrospectively.

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
Foreign Currency Translation
The functional currency for our international equity investment in Central Europe Joint Venture is the Euro. We use period-end exchange rates to translate balances of assets and liabilities while the statement of operations amounts are translated using the average exchange rate for the respective period. Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of other comprehensive income (loss) (“OCI”). Gains and losses resulting from foreign currency transactions are included in the condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2016, the foreign currency translation adjustment was a gain of $0.2 million and a gain of $0.5 million, respectively. For the three and nine months ended September 30, 2015, the foreign currency translation adjustment was a loss of $0.2 million and a loss of $1.9 million, respectively.
When the Company ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. On July 28, 2008, we invested in the Central Europe Joint Venture that owned 22 properties. Central Europe Joint Venture is our only foreign investment as of September 30, 2016. The joint venture sold one property in 2014 and three properties in 2015, and had 18 properties remaining as of September 30, 2016. We will recognize CTA upon the sale of all or substantially all of our investment in the Central Europe Joint Venture.
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
New Accounting Pronouncements
In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance will require companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. In addition, early adoption will be permitted beginning after December 15, 2016, including interim reporting periods within those annual periods. Either full retrospective adoption or modified retrospective adoption is permitted. We do not expect that the adoption of this pronouncement will have a material effect on

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

our condensed consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
During the quarter ended June 30, 2016, the FASB issued subsequent updates to ASU 2014-09. In April 2016, the FASB issued an update (“ASU 2016-10”) to ASC Topic 606, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing. In May 2016, the FASB issued an update (“ASU 2016-12”) to ASC Topic 606, Revenue from Contracts with Customers, Narrow-Scope Improvement and Practical Expedients.  The amendments in these updates did not change the core principle of the guidance in Topic 606; rather, they added improvements to reduce the diversity in practice at initial application and the cost and complexity of applying Topic 606 both at transition and an ongoing basis. The areas affected include: assessing the collectability criteria; presentation of sales taxes and other similar taxes collected from customers; noncash consideration; contract modification and completed contracts at transition; and technical correction as it relates to retrospective application and disclosure.  The new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and allows full or modified retrospective application.  We do not expect the adoption of ASU 2016-10 and ASU 2016-12 to have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
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
In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases. ASU 2016-02 supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The new standard will be effective January 1, 2019, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material effect on our condensed consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
In August 2016, the FASB issued an update (“ASU 2016-15”) to ASC Topic 230, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The objective of this amendment is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. Of the eight types of cash flows discussed in the new standard, the classification of debt prepayment, distributions received from equity method investees, and debt extinguishment costs as financing outflows may impact the Company. ASU 2016-15 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendment in the update should be applied using the retrospective transition method for each period presented. We will continue to evaluate the impact until the guidance becomes effective.

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
As of September 30, 2016 and December 31, 2015, we had no derivatives.
Nonrecurring Fair Value Measurements
In the third quarter of 2016, we recorded $9.2 million of non-cash impairment charges as a result of measurable decreases in the fair value of two of our investments. We recorded a non-cash impairment charge of $2.2 million for our Northpoint Central building based upon indication of a decline in market value of the asset. In estimating the fair value of Northpoint Central, we primarily considered an appraisal prepared for the Plan of Liquidation. The appraised value was determined using a discounted cash flow analysis. We also recorded a non-cash impairment charge of $7 million for our unconsolidated investment in Central Europe. We reviewed estimates of the underlying real estate assets of the venture based upon a discounted cash flow analysis and did not find the asset book value reported by the venture impaired. We then evaluated our interest in the Central Europe investment for an other than temporary decline in market value and determined that we would not recover our investment value during our hold period. Due to the shortened hold period contemplated in the Plan of Liquidation, the lack of control by the Company to compel the venture to sell the remaining assets and liquidate the venture during our hold period, and the absence of a market to buy our interest, we recorded an impairment of our investment interest by discounting our interest in the investment by 40% to reflect the impact of holding a non-controlling interest.
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
The following fair value hierarchy tables present information about our assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2016 and the year ended December 31, 2015 (in thousands):

As of September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$10,584	$10,584	$(2,212)
Investment in unconsolidated joint venture(2)	—	—	7,228	7,228	(7,035)
________________________________
(1) In the third quarter of 2016, we recorded a non-cash impairment of $2.2 million with our Northpoint Central office building.
(2) In the third quarter of 2016, we recorded a $7 million non-cash impairment associated with our unconsolidated investment in Central Europe.

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
Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at September 30, 2016 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$10,584	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	10.50% 9.50% 0% - 3.00% 0% - 3.00%
Investment in unconsolidated joint venture(2)	7,228	Market comparable	Discount for non-controlling interest(3)	40%
______________________________
(1) In the third quarter of 2016, we recorded a non-cash impairment of $2.2 million with our Northpoint Central office building.
(2) In the third quarter of 2016, we recorded a $7 million non-cash impairment associated with our unconsolidated investment in Central Europe.

(3)
In determining the discount for our non-controlling interest, we considered the terms of the investment agreement, which limit our control to compel the liquidation of the investment, as well as the lack of a market for our interest in the investment.

Description	Fair Value for the year ended December 31, 2015 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$29,500	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	7.75% - 11.50% 8.00% - 9.75% 0% - 3.00% 0% - 3.00%
Land and improvements, net(2)	19,606	Market comparable	Lot price Inflation rate Discount rate	$20 - $45 psf 0% - 3.00% 12.50% - 20.00%
Condominium inventory (one remaining finished unit)(3)	2,201	Market comparable	List price for unit due to limited market comparables	$511 to $555 per square feet
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
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2016 and the year ended December 31, 2015.

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
As of September 30, 2016 and December 31, 2015, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, and payables/receivables from related parties were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities. The fair values are based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
Carrying amounts of our notes payable and the related estimated fair value as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016		December 31, 2015(1)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$143,102	$142,932	$155,547	$155,610
Less: unamortized debt issuance costs	(590)		(1,087)
Notes payable, net	$142,512		$154,460
_________________________________

(1)
Our debt secured by Las Colinas Commons, with a balance at December 31, 2015 of $14.8 million, net of deferred financing fees of $0.1 million is not included in the table, as the investment was classified as held for sale at December 31, 2015.

The fair value estimates presented herein are based on information available to our management as of September 30, 2016 and December 31, 2015. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Real Estate Investments
As of September 30, 2016, we wholly owned two properties and consolidated three properties through investments in joint ventures on our condensed consolidated balance sheets.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of September 30, 2016:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	100%	2006
Frisco Square	Frisco, Texas	(1)	mixed-use development (multifamily, retail, office, restaurant and land)	(1)	2007
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	97%	2007
Royal Island(2)	Commonwealth of Bahamas	—	land	87%	2012
_________________________________

(1)
Our Frisco Square mixed-use development consists of 101,000 square feet of office space, 71,000 square feet of retail, a 41,500 square foot movie theater, 114 multifamily units, approximately 24 acres of land which we own 100%, and a 275-unit multifamily project which became fully developed in the first quarter of 2016 in which we own a 90% interest.

(2)
Our initial investment in Royal Island was made in May 2007. We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

Real Estate Development
The Ablon at Frisco Square
On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed-use project to The Ablon at Frisco Square, LLC (“Ablon Frisco Square Venture”), a special purpose entity in which we own a 90% limited partnership interest. The venture was formed to construct a 275-unit multifamily project. Concurrently, with the land contribution, the joint venture closed on a $26.3 million construction loan. See Note 9, Notes Payable, for additional information. Construction on the development began on September 2, 2014. Total construction costs for the development were approximately $41.9 million. The project was completed and available for occupancy in the first quarter of 2016. As of September 30, 2016, the project was approximately 87% leased and 82% occupied.
Real Estate Asset Dispositions
Las Colinas Commons
On February 2, 2016, we sold Las Colinas Commons for a contract sales price of approximately $14.3 million, resulting in $14 million of cash proceeds after reduction for certain transaction costs. We recorded a gain on sale of real estate property of $1.3 million. Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $11.3 million associated with the office building. The $3.6 million excess principal payment amount was used to reduce Northpoint Central’s allocated loan balance. Las Colinas Commons was classified as held for sale on our consolidated balance sheet at December 31, 2015. The full release price was reclassified as a liability associated with our real estate held for sale as of December 31, 2015.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Northborough Tower
The non-recourse loan for Northborough Tower matured on January 11, 2016, and we did not repay the debt. On May 9, 2016, we transferred the property to the lender via a deed-in-lieu of foreclosure. As a result of the transfer, we recorded a gain on extinguishment of debt of $1.6 million representing the difference between the debt extinguished of $16 million over the net book value of the assets and liabilities transferred to the lender of $14.4 million. During 2015, we recorded a non-cash impairment of $2.1 million for Northborough Tower. At the date of transfer, we assessed the carrying value of the assets and liabilities transferred to the lender and concluded that an additional impairment was not needed.
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
The following table presents net income (loss) attributable to the Company for the three and nine months ended September 30, 2016 and 2015 related to Las Colinas Commons and Northborough Tower. Net income for the nine months ended September 30, 2016 includes the $1.3 million gain on sale of Las Colinas Commons and the $1.6 million gain on extinguishment of debt of Northborough Tower (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Description	2016	2015	2016	2015
Net income (loss) attributable to the Company	$—	$(4,134)	$2,666	$(3,681)
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
Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of September 30, 2016 and December 31, 2015 ($ in thousands):

	Ownership Interest	Carrying Value of Investment
Property Name		September 30, 2016	December 31, 2015
Central Europe Joint Venture	47.01%	$7,228	$13,953

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Our investment in the unconsolidated joint venture as of September 30, 2016 and December 31, 2015 consisted of our proportionate share of the combined assets and liabilities of our investment property, shown at 100%, as follows (in thousands):

	September 30, 2016	December 31, 2015
Real estate assets, net	$59,282	$59,415
Cash and cash equivalents	5,663	6,827
Other assets	1,440	1,441
Total assets	$66,385	$67,683

Notes payable	$40,141	$40,895
Other liabilities	2,068	2,526
Total liabilities	42,209	43,421

Equity	24,176	24,262
Total liabilities and equity	$66,385	$67,683
Our equity in earnings (losses) from our investment is our proportionate share of the combined earnings (losses) of our unconsolidated joint venture, shown at 100%, for the three and nine months ended September 30, 2016 and 2015, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$1,607	$2,091	$4,954	$6,536

Operating expenses:
Operating expenses	419	533	1,455	1,563
Property taxes	55	60	155	192
Total operating expenses	474	593	1,610	1,755

Operating income	1,133	1,498	3,344	4,781

Non-operating expenses:
Depreciation and amortization	594	788	1,783	2,484
Impairment charge	—	2,634	—	2,634
Interest and other, net	596	594	1,497	2,642
Gain on sale	—	(423)	—	(501)
Total non-operating expenses	1,190	3,593	3,280	7,259

Net income (loss)	$(57)	$(2,095)	$64	$(2,478)

Equity in earnings (losses) of unconsolidated joint venture(1)	$(27)	$(985)	$30	$(1,165)
________________________________

(1)	Company’s share of net income (loss).
We will recognize CTA upon the sale of all or substantially all of the assets in our Central Europe Joint Venture, which is our only foreign investment. See Note 3, Summary of Significant Accounting Policies, Foreign Currency Translation.
We evaluate our investment in unconsolidated joint venture at each reporting date. If we believe there is an other than temporary decline in market value, we will record an impairment charge based on these evaluations. We assess potential impairment by comparing our portion of estimated future undiscounted operating cash flows expected to be generated by the joint venture over the life of the joint venture’s assets to the carrying amount of the joint venture. In the event that the carrying amount exceeds our portion of estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the joint venture to its estimated fair value. In the third quarter of 2016, we recorded a $7 million impairment in our unconsolidated investment in Central Europe. See Note 4, Assets and Liabilities Measured at Fair Value for more information.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

7. Real Estate Held for Sale
As of December 31, 2015, Las Colinas Commons was classified as real estate held for sale on our consolidated balance sheet. We did not have any real estate assets classified as held for sale at September 30, 2016.
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
_______________________________________________________________________________

(1)
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment was used to reduce Northpoint Central’s allocated loan balance. We reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.

(2)
Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 3, Summary of Significant Accounting Policies, under the caption Deferred Financing Fees for further details.

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
Consolidated VIEs
We consolidate the Operating Partnership, Behringer Harvard Cordillera, LLC, Behringer Harvard Residences at Cordillera, LLC, and Behringer Harvard Royal Island Debt, LP, which are variable interest entities, or VIEs, for which the Company is the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we are the primary beneficiary of a VIE, we consider qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

9.  Notes Payable
The following table sets forth our notes payable on our consolidated properties at September 30, 2016 and December 31, 2015 (in thousands):

	Notes Payable as of
Description	September 30, 2016	December 31, 2015	Interest Rate	Maturity Date
Northborough Tower(1)	$—	$18,516	8.67%(1)	1/11/2016
Royal Island(2)	14,489	13,872	15%	11/10/2016
Northpoint Central(3)	10,921	11,720	5.15%	5/9/2017
Chase Park Plaza Hotel and Chase — The Private Residences	61,222	62,182	4.95%	8/11/2017
BHFS II, LLC	6,764	6,856	30-day LIBOR + 3%(4)	2/1/2018
BHFS III, LLC	6,072	6,154	30-day LIBOR + 3%(4)	2/1/2018
BHFS IV, LLC	12,613	12,783	30-day LIBOR + 3%(4)	2/1/2018
BHFS Theatre, LLC	4,721	4,785	30-day LIBOR + 3%(4)	2/1/2018
The Ablon at Frisco Square	26,300	18,679	30-day LIBOR + 2.5%(4)	8/26/2017
Total debt	143,102	155,547
Deferred financing fees(5)	(590)	(1,087)
Notes payable, net of deferred financing fees	142,512	154,460
Notes payable included with Obligations related to real estate held for sale:
Las Colinas Commons debt(3)	—	14,900	5.15%	5/9/2017
Deferred financing fees(5)	—	(69)
Notes payable included with Obligations related to real estate held for sale, net of deferred financing fees:	—	14,831
Total notes payable obligations	$142,512	$169,291
_________________________________

(1)
Due to the maturity default on our Northborough Tower debt, the stated interest rate of 5.67% was increased to the default interest rate of 8.67% effective January 12, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016.

(2)
In January 2016, the lenders agreed to increase the amount available to draw on the loan to $14.4 million. In April 2016, the lenders agreed to increase the amount available to draw on the loan to $14.5 million. We received a short term extension of the loan secured by Royal Island, extending our maturity date from November 10, 2016 to November 30, 2016.

(3)
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount was used to reduce Northpoint Central’s allocated loan balance. We reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.

(4)	30-day LIBOR was 0.53% at September 30, 2016.

(5)
Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 3, Summary of Significant Accounting Policies, under the caption Deferred Financing Fees for further details.

Our notes payable balance, net of deferred financing fees of $0.6 million, was $142.5 million at September 30, 2016. Our notes payable balance at December 31, 2015, was $154.5 million, net of deferred financing fees of $1.1 million, and excluding $14.8 million of contractual obligations on real estate held for sale, net of deferred financing fees of less than $0.1 million at December 31, 2015, consisted of new financing and loan assumptions related to our consolidated property acquisitions.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Each of our notes payable is collateralized by one or more of our properties.  At September 30, 2016, our notes payable interest rates ranged from 3% to 15%, with a weighted average interest rate of approximately 5.3%.  Of our $142.5 million in notes payable at September 30, 2016, $56.5 million represented debt subject to variable interest rates.  At September 30, 2016, our notes payable had maturity dates that ranged from October 2016 to February 2018.  We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS Loans had an outstanding balance at September 30, 2016 of $30.2 million.
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons allocated loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount was used to reduce Northpoint Central’s loan balance. The full release price was reclassified as a liability associated with our real estate held for sale as of December 31, 2015. We sold the Las Colinas Commons office buildings on February 2, 2016 and paid in full the existing indebtedness of the Las Colinas Commons loan of $11.3 million and paid $3.6 million to reduce Northpoint Central’s allocated loan balance. As of September 30, 2016, the loan balance associated with Northpoint Central was $10.9 million.
The notes related to Royal Island, Northpoint Central, Chase Park Plaza Hotel, and Ablon at Frisco Square mature in the next 12 months. The loans are non-recourse to the Company. We are in various stages of marketing our assets for sale and generally expect to sell assets prior to their loan maturities. We are in negotiations to sell Royal Island to the lender for $0.9 million and discharge of all indebtedness. We are currently marketing Northpoint Central for sale and expect to complete a sale prior to the loan maturity in May 2017. The loan is non-recourse to the Company. If we do not receive offers above the debt or are unable to close a sale transaction prior to maturity, we will consider all alternatives, including transferring legal possession of the property to the lender. The Chase Park Plaza loan matures in August 2017. We are in early stages of marketing the hotel for sale in 2017, but have also engaged a broker to explore refinancing options for the asset in the event we do not have a sale transaction prior to maturity. The Ablon at Frisco Square loan matures in August 2017 and has two one-year extensions available. If we do not sell the asset prior to its mortgage maturity, we expect to exercise the extension option.
Ablon at Frisco Square Financing
On August 26, 2014, the Ablon Frisco Square Venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a three-year term with two 12-month extensions available. Payments of interest-only are required during the initial three-year term. As of September 30, 2016, we had drawn $26.3 million under the construction loan. The project was completed and available for occupancy in the first quarter of 2016. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.
Northborough Tower Debt
The non-recourse loan for our Northborough Tower office building matured on January 11, 2016, and we did not pay the outstanding principal balance, which constituted an event of default. Prior to the debt maturity we had actively marketed the property for sale, but did not receive any offers above the loan balance. In December 2015, the lender exercised its right to control the operating funds of the property, as the single tenant of building moved out during the third quarter of 2015. The tenant’s lease does not expire until April 2018, and the tenant continued to make its monthly rental payment. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. In February 2016, the lender applied $0.9 million of cash reserves held for tenant and capital improvements to the principal balance of the loan. The lender also applied $0.8 million of excess cash reserves to the principal balance of the loan. On March 15, 2016, we received a notice that Northborough Tower had been posted for foreclosure on April 5, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016. The outstanding principal balance at the time of the transfer to the lender was $15.9 million.
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
The modification also requires the establishment of a $3.1 million escrow related to certain facade repairs and enhancements. The lender will disburse funds from the escrow monthly to pay the construction contract draws as the construction project is invoiced and completed. The Park Plaza Residential Association is responsible to reimburse 39.3% of the construction cost as invoiced. The project is expected to be completed in December 2017. The escrow balance was $2.9 million at September 30, 2016.
The following table summarizes our aggregate contractual obligations for principal payments as of September 30, 2016 (in thousands):

Principal Payments Due:	Amount
October 1, 2016 - December 31, 2016	$15,267
2017	98,379
2018	29,456
2019	—
2020	—
Total contractual obligations	143,102
Less: Deferred financing fees, net	(590)
Notes payable, net	$142,512

10. Commitments and Contingencies
Frisco Square
In connection with our investment in the Frisco Square property, we were initially responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation is reduced by 1.0% and will terminate at $225 million of real property values.  The total outstanding Bond Obligation at September 30, 2016 and December 31, 2015 was $4.2 million and $4.7 million, respectively. As of September 30, 2016, the value of the real property within the MMD is assessed at $174 million. Therefore, we are currently responsible for 27% of the bond debt service payments.
Although, as described above, we are ultimately responsible for 27% of the bond debt service payments, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  For the year ended December 31, 2015, the annual bond debt service assessed by the POA is approximately $0.3 million. We estimate our annual pro rata share of the expense at less than $0.1 million. For the nine months ended September 30, 2016, we expensed less than $0.1 million related to bond debt service, which is included in the accompanying condensed consolidated statements of operations and other comprehensive loss.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Chase Park Plaza Hotel
Under the Chase Park Plaza Hotel loan agreement, the Company provided a completion guarantee of $6.5 million for room renovations and other improvements to be finished by August 10, 2017. If the renovation is not completed by August 10, 2017 the lender may require the Company to escrow 125% of the unspent funds related to the renovation. In August 2016, as part of our Chase Park Plaza loan modification, we escrowed $3.1 million for a construction project and $1.5 million for 2017 real estate taxes. At September 30, 2016, the construction and tax escrow balances are $2.9 million and $1.5 million, respectively.
Royal Island
We are currently in negotiations to sell our Royal Island asset to its lender for $0.9 million and discharge of all indebtedness under the loan. The proceeds from the sale are not sufficient to pay the outstanding obligations of the partnership entities that own Royal Island. These obligations are non-recourse to the Company. The Company is exploring alternatives to settle these obligations, which may include, placing the underlying partnerships in receivership or some other form of judicial liquidation process.

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
We pay the Advisor or its affiliates an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  For each of the three months ended September 30, 2016 and 2015, we incurred approximately $0.5 million and $0.6 million of asset management fees, respectively. For each of the nine months ended September 30, 2016 and 2015, we incurred approximately $1.5 million and $1.7 million of asset management fees, respectively.
The Advisor, or its affiliates, receive acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development, or construction of real property or 2.5% of the funds advanced in respect of a loan investment.  For the three and nine months ended September 30, 2016, we incurred no acquisition and advisory fees. For the three and nine months ended September 30, 2015, we incurred acquisition and advisory fees of $0.2 million related to The Ablon at Frisco Square development.
The debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount.  Amounts due to the Advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the three and nine months ended September 30, 2016 or 2015.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Subject to certain restrictions as described in the Fourth Advisory Agreement, we reimburse the Advisor or its affiliates for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our Advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of (i) 2% of our average invested assets or (ii) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.  In addition, pursuant to the Fourth Advisory Agreement, our obligation to reimburse the Advisor for certain costs incurred in connection with administrative services (i) during 2016 is limited to $1.66 million and (ii) during 2017 is limited to $1.66 million prorated for the number of days during 2017 for which the Advisor provides services to us pursuant to the Fourth Advisory Agreement. Pursuant to First Amendment to Third Advisory Agreement, our obligation to reimburse the Advisor for certain costs incurred in connection with administrative services during 2015 was limited to $1.7 million. We do not reimburse our Advisor for the salaries and benefits that our Advisor or its affiliates pay to our named executive officers.  For the three months ended September 30, 2016 and 2015, we incurred costs for administrative services of $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2016 and 2015, we incurred costs for administrative services of $0.9 million and $1 million, respectively.
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
We pay our property manager and affiliate of the Advisor, Behringer Harvard Opportunity Management Services, LLC or its affiliates (collectively, “BH Property Management”), fees for management, leasing, and maintenance supervision of our properties.  Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  We will pay BH Property Management an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property.  In no event will we pay both a property management fee and an oversight fee to BH Property Management with respect to any particular property.  If we own a property through a joint venture that does not pay BH Property Management directly for its services, we will pay BH Property Management a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred property management fees or oversight fees of approximately $0.1 million and $0.2 million during the three months ended September 30, 2016 and 2015, respectively. We incurred property management fees or oversight fees of approximately $0.5 million and $0.7 million during the nine months ended September 30, 2016 and 2015, respectively.
At September 30, 2016 and December 31, 2015, we had a payable to our Advisor and its affiliates of $0.4 million and $0.8 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to the Advisor and BH Property Management.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below:

	Nine months ended September 30,
Description	2016	2015
Supplemental disclosure:
Interest paid, net of amounts capitalized	$5,208	$3,960
Income taxes paid, net of refunds	125	140
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	541	2,603
Capital expenditures for real estate under development in accounts payable and accrued liabilities	—	3,535
Transfer from real estate under development to building and improvements	37,110	2,611
Additions to land and land improvements reclassified from real estate under development	3,685	—
Additions to furniture, fixtures and equipment reclassified from real estate under development	1,101	—
Amortization of deferred financing fees in properties under development	10	66
Deed in lieu of foreclosure:
Real estate and lease intangibles	12,723	—
Note payable	15,853	—
Other assets and liabilities, net	1,506	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements of the Company and the notes thereto:
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “REIT,” “we,” “us,” or “our”), including our ability to rent space on favorable terms, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated cash distributions to our stockholders, the estimated per share value of our common stock, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described in this Quarterly report on Form 10-Q and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2016, and in our Definitive Proxy Statement filed with the SEC on November 1, 2016 (the “Proxy Statement”), and the factors described below:

•
although our board of directors has approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of a plan of liquidation and dissolution (the “Plan of Liquidation”), whether we will be able to obtain the stockholder approvals required to consummate the Plan of Liquidation or if we do receive such approval, whether we will be able to successfully implement the Plan of Liquidation and sell our assets, pay our debts, and distribute the net proceeds from liquidation to our stockholders as we expect;

•	the timing of asset dispositions and the sales price we will receive for assets and the amount and timing of liquidating distributions to be received by our stockholders;

•	whether we will face unanticipated difficulties, delays, or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment liquidating distributions;

•	risks associated with legal proceedings, including stockholder litigation, that may be instituted against us related to the Plan of Liquidation;

•	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	the availability of cash flow from operating activities for capital expenditures;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

•	the need to invest additional equity in connection with debt financings as a result of reduced asset values and requirements to reduce overall leverage;

•	future increases in interest rates;

•	impairment charges;

•	unfavorable changes in laws or regulations impacting our business or our assets; and

•	factors that could affect our ability to qualify as a real estate investment trust.
Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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
As of September 30, 2016, we wholly owned two properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our condensed consolidated financial statements.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 18 properties that is accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Texas, the Commonwealth of The Bahamas, the Czech Republic, and Poland.
On August 26, 2016, in connection with a review of potential strategic alternatives available to us, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. The Company is in various stages of marketing all of its assets for sale and if the Plan of Liquidation is approved, it expects to market and dispose of its remaining assets within two years. Pursuant to our charter, the affirmative vote of a majority of all of the shares of our common stock entitled to vote on the Plan of Liquidation is required for approval of the Plan of Liquidation. We can provide no assurance that the Plan of Liquidation will be approved by our stockholders.
If the Plan of Liquidation is approved by our stockholders, we expect to make liquidating distribution payments to our stockholders after we sell all of our assets, pay all of our known liabilities, and provide for unknown liabilities. We expect to complete these activities within 24 months after stockholder approval of the Plan of Liquidation; however, there can be no assurances regarding the amounts or timing of any liquidating distributions.
Liquidity and Capital Resources
Liquidity Demands
Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase.  As is usual for opportunity-style real estate investment programs, we are structured as a finite-life entity. As discussed above, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. If the Plan of Liquidation is approved by our stockholders, we expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities, and distribute the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts or timing of any liquidating distributions.  It is possible that we will invest additional capital in some of our assets in order to position these assets for sale in the normal course of business. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues.  If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.
Our ability to continue as a going concern and execute our Plan of Liquidation is dependent upon our ability to sell real estate investments, to pay or retire debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our Company, including our development and operating properties. Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including leasing commissions, tenant improvements, and capital improvements), certain ongoing costs at our development properties, Company operating expenses, and interest and principal on our outstanding indebtedness.  We expect to fund a portion of these demands by using cash flow from operations of our current investments and borrowings.

We continually evaluate our liquidity and ability to fund future operations and debt obligations. Our cash balance at September 30, 2016 is $22 million. The notes related to Royal Island, Northpoint Central, Chase Park Plaza Hotel, and Ablon at Frisco Square mature in the next 12 months. The loans are non-recourse to the Company. We are in various stages of marketing our assets for sale and generally expect to sell assets prior to their loan maturities. See below, under the caption Debt Financings, for further details.
We may be required to establish capital reserves from cash flow generated by operating properties or net sales proceeds from the sale of our properties. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions, and major capital expenditures. In August 2016, as part of our Chase Park Plaza loan modification, we escrowed $3.1 million for a construction project and $1.5 million for 2017 real estate taxes. See below, under the caption Loan Modifications, for further details.
In addition to our debt obligations, we consider lease expirations at our consolidated office properties and other factors in evaluating our liquidity. Operating leases for our office buildings representing 1.3% of annualized base rent and rentable square footage (effective annual rent per square foot of $29.00) will expire by the end of 2016.  In the normal course of business, we are pursuing renewals, extensions, and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  Further, it would adversely affect the value of the investment and reduce the proceeds we would receive upon the sale of the asset.
In addition, our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to those regions or industries may result in defaults by a number of tenants within a short time period.  Any defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  Further, it would adversely affect the value of the investment and reduce the proceeds we would receive upon the sale of the asset. In particular, the Northpoint Central office building is located in the Greenspoint submarket in Houston, Texas. Demand for commercial properties in this submarket is weak due to several large blocks of space that became available as large scale users have vacated the submarket and the current volatility within the energy sector. With the uncertainty created from these relocations, the current volatility within the energy sector, and the limited number of office building transactions, it is difficult to underwrite commercial assets in this submarket. During the third quarter of 2016, we recorded a non-cash impairment charge for Northpoint Central. See Note 4, Assets and Liabilities Measured at Fair Value, for information on impairment charges recorded in the third quarter of 2016. For the nine months ended September 30, 2016, excluding our disposed properties, Las Colinas Commons and Northborough Tower, 16% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our office buildings, both of which are located in Texas. For the nine months ended September 30, 2016, 16% and 66% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our Frisco Square mixed-use development and Chase Park Plaza Hotel, respectively.
As discussed above, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. If the Plan of Liquidation is approved by our stockholders, we expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities, and distribute the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts or timing of any liquidating distributions.
Asset Sales
The economic environment and limited availability of credit to buyers for opportunistic asset classes such as ours could delay or inhibit our ability to dispose of our properties in an orderly manner or cause us to have to dispose of our properties for lower than anticipated sales prices. On June 23, 2016, the United Kingdom voted to exit the European Union (“Brexit”). Brexit is a major source of uncertainty that could cause a slowdown in economic activity across the European Union countries. This uncertainty could delay the disposition of our Central European properties or cause us to ultimately sell our assets for less than our current expected valuation. There can be no assurance that future dispositions will occur as planned or, if they occur, that they will help us to meet our liquidity demands.
On December 22, 2015, we entered into a purchase and sale agreement with the Behringer Harvard Royal Island Debt, LP lender for the sale of Royal Island. The contract sales price was $0.9 million in cash and discharge of all indebtedness under the loan. The loan balance and accrued interest at September 30, 2016 is $23.7 million. The sale is subject to approval by the Commonwealth of the Bahamas. The contract expired on April 30, 2016 as a result of the failure of the purchaser to obtain necessary governmental approvals. We are in discussions with the purchaser to extend or reenter a purchase and sale agreement upon substantially the same terms. On May 5, 2016, we entered into a purchase and sale agreement for The Lodge and Spa at Cordillera for a contract price of $10 million. The sale is subject to zoning amendments. The purchaser received approval in early October, however, interested parties have 30 days to appeal the decision. Assuming the zoning amendments are not appealed, we expect to close the transaction in late December 2016.

On June 27, 2016, we executed a purchase and sale agreement (“PSA”) to sell a 3.83 acre parcel of undeveloped land at Frisco Square to a third party for $5 million. We expect the sale to close in December 2016; however, the purchaser may terminate the contract without penalty if it is unable to get approvals from the City of Frisco for its proposed site plan or if it is unable to obtain financing for the project. On August 12, 2016, we executed a PSA to sell 3.39 acres of land to a third party for approximately $4.3 million. The purchaser is currently in its due diligence phase and may terminate the contract without penalty. If the purchaser does not terminate, we expect the sale to close in early 2017. In addition, all of the purchase and sale agreements have provisions that allow for contract price adjustments upon certain conditions. There are no assurances that we will complete these transactions.
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
Debt Financings
One of our principal short-term and long-term liquidity requirements is the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of September 30, 2016. Interest payments on variable rate debt are based on rates in effect as of September 30, 2016. The table does not represent any extension options (in thousands):

	Payments Due by Period
	October 1, 2016 to December 31, 2016	2017	2018	2019	2020	Total
Principal payments - fixed rate debt(1)	$15,128	$71,504	$—	$—	$—	$86,632
Interest payments - fixed rate debt	1,074	2,246	—	—	—	3,320
Principal payments - variable rate debt(1)	139	26,875	29,456	—	—	56,470
Interest payments - variable rate debt	470	1,659	179	—	—	2,308
Total	$16,811	$102,284	$29,635	$—	$—	$148,730
________________________________

(1)
Does not include $0.6 million of unamortized deferred financing fees as of September 30, 2016. Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 3, Summary of Significant Accounting Policies, under the caption Deferred Financing Fees for further details.

Our non-recourse debt secured by Northborough Tower matured on January 11, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016. The principal balance of the debt at the transfer was $15.9 million.
The notes related to Royal Island, Northpoint Central, Chase Park Plaza Hotel, and Ablon at Frisco Square mature in the next 12 months. The loans are non-recourse to the Company. We are in various stages of marketing our assets for sale and generally expect to sell assets prior to their loan maturities. We are in negotiations to sell Royal Island to the lender for $0.9 million and discharge of all indebtedness. We received a short term extension of the loan secured by Royal Island, extending our maturity date from November 10, 2016 to November 30, 2016. We are currently marketing Northpoint Central for sale and expect to complete a sale prior to the loan maturity in May 2017. If we do not receive offers above the debt or are unable to close a sale transaction prior to maturity, we will consider all alternatives, including transferring legal possession of the property to the lender. The Chase Park Plaza loan matures in August 2017. We are in early stages of exploring a sale of the hotel in 2017, but have also engaged a broker to explore refinancing options for the asset if we do not have a sale transaction prior to maturity. The Ablon at Frisco Square loan matures in August 2017 and has two one-year extensions available. If we do not sell the asset prior to its mortgage maturity, we expect to exercise the extension option.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of September 30, 2016, we believe we were in compliance with the debt covenants under our loan agreements.
We currently expect to use funds generated by our operating properties, additional borrowings, and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended or the loans are refinanced or completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  To the extent we are unable to reach agreeable terms with respect to extensions or refinancings, we may not have the cash necessary to repay our debt as it matures, which could result in an event of default that could allow lenders to foreclose on the property in satisfaction of the debt, seek repayment of the full amount of the debt outstanding from us, or pursue other remedies.
Each of our loans is secured by one or more of our properties. At September 30, 2016, interest rates on our notes payable ranged from 3% to 15%, with a weighted average interest rate of approximately 5.3%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Frisco Square and Northpoint Central investments require monthly payments of principal and interest. At September 30, 2016, our notes payable had maturity dates that ranged from October 2016 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $22 million on our condensed consolidated balance sheet as of September 30, 2016), operating cash flow from properties, new borrowings, and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties, to achieve our investment objectives.
As of September 30, 2016, restricted cash on the condensed consolidated balance sheet of $9.1 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.
As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our property developments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.
Loan Modifications
In February 2011, Behringer Harvard Royal Island Debt, LP secured a $10.4 million loan (the “Debt LP Loan”) for the purpose of preserving and protecting the collateral securing the Royal Island bridge loan. In February 2013 and June 2013, the lender agreed to increase the amount available to draw on the Debt LP Loan to $11.6 million and $12.4 million, respectively. Beginning in October 2013 through June 2014, the lender increased the availability of the Debt LP Loan each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. On January 25, 2016, the lenders agreed to increase the amount of the loan by $0.6 million to $14.4 million to fund the estimated operating costs through the sale of the property. On April 30, 2016, the lenders agreed to increase the amount of the Debt LP Loan by an additional $0.1 million to $14.5 million to fund additional operating costs of the property as the purchaser awaits approval from the Commonwealth of the Bahamas to acquire the property. We received a short term extension of the loan secured by Royal Island, extending our maturity date from November 10, 2016 to November 30, 2016.
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
The Chase Park Plaza loan modification also requires the establishment of a $3.1 million escrow related to certain facade repairs and enhancements. The lender will disburse funds from the escrow monthly to pay the construction contract draws as the construction repair project is invoiced and completed. The Park Plaza Residential Association is responsible to reimburse 39.3% of the construction cost as invoiced. The project is expected to be completed in December 2017. At September 30, 2016, the construction escrow balance was $2.9 million.

Results of Operations
As of September 30, 2016, we were invested in six assets, five of which were consolidated (two of those were wholly owned and three properties were consolidated through investments in joint ventures). In addition, we had an unconsolidated ownership interest in a joint venture consisting of 18 properties at September 30, 2016 that was accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Texas, the Commonwealth of The Bahamas, the Czech Republic, and Poland.
As of September 30, 2015, we were invested in eight assets, seven of which were consolidated (four of those were wholly owned and three were properties consolidated through investments in joint ventures). We also had an unconsolidated ownership interest in a joint venture consisting of 19 properties at September 30, 2015 that was accounted for using the equity method. Our investment properties were located in Colorado, Missouri, Nevada, Texas, the Commonwealth of The Bahamas, the Czech Republic, Poland, and Slovakia.
Three months ended September 30, 2016 as compared to three months ended September 30, 2015
The following table provides summary information about our results of operations for the three months ended September 30, 2016 and 2015 ($ in thousands):

	2016	2015	$ Amount Change Incr/ (Decr)	Percentage Change Incr/(Decr)	$ Change due to Dispositions(1)	$ Change due to Asset Placed in Service(2)	$ Change due to Same Store(3)
Revenues
Rental revenue	$3,632	$5,146	$(1,514)	(29.4)%	(2,219)	899	(194)
Hotel revenue	10,385	9,717	668	6.9%	—	—	668
Total revenues	14,017	14,863	(846)	(5.7)%	(2,219)	899	474

Expenses
Property operating expenses	1,469	1,903	(434)	(22.8)%	(488)	234	(180)
Hotel operating expenses	7,654	7,426	228	3.1%	—	—	228
Bad debt expense (recovery)	17	(32)	49	(153.1)%	—	—	49
Interest expense	2,116	2,061	55	2.7%	(400)	416	39
Real estate taxes	1,058	772	286	37.0%	(297)	236	347
Impairment charge	9,247	11,540	(2,293)	(19.9)%	(2,062)	—	(231)
Property management fees	423	514	(91)	(17.7)%	(103)	18	(6)
Asset management fees(4)	503	590	(87)	(14.7)%	—	27	(114)
General and administrative	1,791	1,311	480	36.6%	—	—	480
Depreciation and amortization	2,602	4,359	(1,757)	(40.3)%	(2,112)	426	(71)
Total expenses	$26,880	$30,444	$(3,564)	(11.7)%	(5,462)	1,357	541

Other Income, net	$(86)	$51	$(137)	(268.6)%	—	—	(137)
Equity in earnings (losses) of unconsolidated joint venture	$(27)	$(985)	$958	(97.3)%	—	—	958
______________________

(1)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 related to the 2016 dispositions of Las Colinas Commons and Northborough Tower.

(2)
Represents the dollar amount increase for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 related to The Ablon at Frisco Square, which began operations in February 2016.

(3)
Represents the dollar amount increase (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended September 30, 2016 and 2015 includes Chase Park Plaza, Frisco Square, Northpoint Central, The Lodge and Spa at Cordillera, and Royal Island.

(4)
Asset management fees payable to the Advisor are an obligation of the Company. As such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

Revenues.  Our total revenues decreased by $0.8 million to $14 million for the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to the 2016 asset dispositions of Las Colinas Commons and Northborough Tower.
The change in revenues also included the following:

•
Rental revenue decreased $1.5 million to $3.6 million for the third quarter of 2016 as compared to $5.1 million for the third quarter of 2015 primarily due to a decrease of $0.7 million in rental revenue for our Las Colinas Commons office building, which was sold on February 2, 2016, and a decrease of $1.5 million in rental revenue for our Northborough Tower office building, which was disposed on May 9, 2016. These decreases were partially offset by an increase of $0.9 million related to The Ablon at Frisco Square, which began operations in February 2016.

•
Hotel revenue increased $0.7 million to $10.4 million during the third quarter of 2016 primarily due to a 2.9% increase in occupancy at Chase Park Plaza Hotel and an 11.8% increase in occupancy at The Lodge & Spa at Cordillera.

Property operating expenses.  Property operating expenses were approximately $1.5 million and $1.9 million for the three months ended September 30, 2016 and 2015, respectively, and were composed of operating expenses from our consolidated properties. The $0.4 million decrease was primarily due to the 2016 asset dispositions of Las Colinas Commons and Northborough Tower.
Hotel operating expenses.  Hotel operating expenses were approximately $7.6 million and $7.4 million for the three months ended September 30, 2016 and 2015, respectively, for an increase of approximately $0.2 million. Hotel operating expenses at Chase Park Plaza Hotel increased approximately $0.2 million primarily due to an increase in food and beverage service expense. Hotel operating expenses at The Lodge & Spa at Cordillera remained fairly constant period-over-period.
Bad debt expense (recovery).  We had bad debt expenses of less than $0.1 million in the third quarter of 2016 compared to bad debt recoveries of less than $0.1 million in the third quarter of 2015.
Interest expense.  Interest expense remained fairly constant at $2.1 million for the three months ended September 30, 2016 and 2015.
Real estate taxes. Real estate taxes were $1.1 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively. Our dispositions of Las Colinas Commons and Northborough Tower accounted for a decrease of $0.3 million. This decrease was partially offset by an increase of $0.6 million in our remaining properties.
Impairment charge. During the third quarter of 2016, we recorded non-cash impairment charges of approximately $9.2 million. We recorded non-cash impairment charges of approximately $2.2 million and $7 million to reduce the carrying values of Northpoint Central and our unconsolidated investment in Central Europe, respectively, to their estimated fair values. During the third quarter of 2015, we recorded non-cash impairment charges of approximately $11.6 million. We recorded non-cash impairment charges of $2.1 million and $2.7 million to reduce the carrying values of our Northborough Tower and Northpoint Central office buildings, respectively, to their estimated fair values. During the third quarter of 2015, we also recorded a non-cash impairment charge of $6.8 million to reduce the carrying value of our Frisco Square land to its estimated fair value based on an indication of a change in market conditions for land development.
Property management fees.  Property management fees remained fairly constant at $0.4 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively.
Asset management fees.  Asset management fees remained fairly constant at approximately $0.5 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively.
General and administrative expense.  General and administrative expense was $1.8 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively. The increase of approximately $0.5 million was primarily due to increases in expenses related to our asset valuation, legal, and audit fees.
Depreciation and amortization expense. Depreciation and amortization expense was $2.6 million and $4.4 million for the three months ended September 30, 2016 and 2015, respectively. The decrease of approximately $2.1 million for our disposed assets was partially offset by an increase of $0.4 million related to The Ablon at Frisco Square, which began operations in February 2016.
Equity in earnings (losses) of unconsolidated joint venture.  Equity in earnings (losses) of unconsolidated joint venture was a loss of less than $0.1 million and a loss of $1 million for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2015, our Central Europe Joint Venture recorded impairment charges of $2.6 million to bring certain assets to their fair value. The Company's portion of the impairment was $1.2 million, which was recorded in the Company's statement of operations through the equity in losses of unconsolidated joint ventures line item. In addition, on July 15, 2015, one of the Central Europe Joint Venture properties was sold and we recorded our portion of the gain on sale, which was $0.2 million.
Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015
The following table provides summary information about our results of operations for the nine months ended September 30, 2016 and 2015 ($ in thousands):

	2016	2015	$ Amount Change Incr/ (Decr)	Percentage Change Incr/(Decr)	$ Change due to Dispositions(1)	$ Change due to Asset Placed in Service(2)	$ Change due to Same Store(3)
Revenues
Rental revenue	$11,621	$15,007	$(3,386)	(22.6)%	(4,423)	1,514	(477)
Hotel revenue	27,542	26,962	580	2.2%	—	—	580
Condominium sale	2,271	—	2,271	100.0%	—	—	2,271
Total revenues	41,434	41,969	(535)	(1.3)%	(4,423)	1,514	2,374

Expenses
Property operating expenses	4,829	5,796	(967)	(16.7)%	(1,234)	698	(431)
Hotel operating expenses	21,756	20,821	935	4.5%	—	—	935
Bad debt expense	43	8	35	437.5%	—	—	35
Condominium inventory impairment	—	616	(616)	(100.0)%	—	—	(616)
Cost of condominium sales	2,271	—	2,271	100.0%	—	—	2,271
Interest expense	7,205	6,210	995	16.0%	(69)	947	117
Real estate taxes	3,073	2,432	641	26.4%	(276)	539	378
Impairment charge	9,247	11,540	(2,293)	(19.9)%	(2,062)	—	(231)
Property management fees	1,205	1,456	(251)	(17.2)%	(283)	78	(46)
Asset management fees(4)	1,563	1,737	(174)	(10.0)%	—	63	(237)
General and administrative	4,424	3,375	1,049	31.1%	—	—	1,049
Depreciation and amortization	7,966	10,594	(2,628)	(24.8)%	(3,249)	993	(372)
Total expenses	63,582	64,585	(1,003)	(1.6)%	(7,173)	3,318	2,852

Other Income, net	$(101)	$—	$(101)	100.0%	—	—	(101)
Equity in earnings (losses) of unconsolidated joint venture	$30	$(1,165)	$1,195	(102.6)%	—	—	1,195
Gain on sale of real estate	$3,025	$—	$3,025	100.0%	1,277	—	1,748
Gain on extinguishment of debt	$1,624	$—	$1,624	100.0%	1,624	—	—
______________________

(1)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 related to the 2016 dispositions of Las Colinas Commons and Northborough Tower.

(2)
Represents the dollar amount increase for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 related to The Ablon at Frisco Square, which began operations in February 2016.

(3)
Represents the dollar amount increase (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 with respect to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the periods ended September 30, 2016 and 2015 includes Chase Park Plaza, Frisco Square, Northpoint Central, The Lodge and Spa at Cordillera, and Royal Island.

(4)
Asset management fees payable to the Advisor are an obligation of the Company. As such, asset management fees associated with all investments owned during the period are classified in continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

Continuing Operations
Revenues.  Overall, our total revenues decreased by approximately $0.5 million to $41.4 million for the nine months ended September 30, 2016.  The change in revenues was primarily due to:

•
Rental revenue decreased $3.4 million to $11.6 million for the nine months ended September 30, 2016 as compared to $15 million for the third quarter of 2015. The rental revenue decrease was primarily due to a decrease of $1.9 million in rental revenue for our Las Colinas Commons office building, which was sold on February 2, 2016, and a decrease of $2.5 million in rental revenue for our Northborough Tower office building, which was disposed on May 9, 2016. These decreases were partially offset by an increase of $1.5 million related to The Ablon at Frisco Square, which began operations in February 2016.

•
Hotel revenue increased $0.6 million to $27.5 million for the nine months ended September 30, 2016. Hotel revenue for Chase Park Plaza Hotel increased approximately $0.1 million primarily due to an increase in miscellaneous income. Hotel revenue at The Lodge & Spa at Cordillera increased $0.5 million in the nine months ended September 30, 2016 as compared to the same period of 2015 due primarily to a 19% increase in occupancy.

Property operating expenses.  Property operating expenses were approximately $4.8 million for the nine months ended September 30, 2016 as compared to $5.8 million for the nine months ended September 30, 2015. The $1 million decrease was due to a decrease of approximately $1.2 million related to our disposed assets and a decrease of $0.4 million at Frisco Square. These decreases were partially offset by an increase of $0.7 million related to The Ablon at Frisco Square, which began operations in February 2016.
Hotel operating expenses.  Hotel operating expenses were approximately $21.8 million for the nine months ended September 30, 2016 compared to approximately $20.8 million for the nine months ended September 30, 2015, for an increase of $1 million. Hotel operating expenses at our Chase Park Plaza Hotel increased approximately $0.9 million, primarily due to increases in administrative and marketing expenses. Hotel operating expenses at The Lodge & Spa at Cordillera increased by less than $0.1 million period-over-period.
Bad debt expense.  Bad debt expense was less than $0.1 million for the nine months ended September 30, 2016 and 2015, each.
Condominium inventory impairment. During the nine months ended September 30, 2015, we recorded an impairment of $0.6 million associated with our one remaining condominium unit at Chase — The Private Residences. This impairment was based on current market information and our decision to dispose of the asset in the nearer term. We sold the condominium unit during the first quarter of 2016.
Interest expense.  Interest expense was approximately $7.2 million and $6.2 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $1 million in interest expense was primarily due to a $0.9 million increase at The Ablon at Frisco Square as a result of increases in the debt balance.
Real estate taxes. Real estate taxes were approximately $3.1 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. The $0.7 million increase was primarily due to The Ablon at Frisco Square, which began operations in February 2016.
Impairment charge. During the nine months ended September 30, 2016, we recorded non-cash impairment charges of approximately $9.2 million. We recorded non-cash impairment charges of approximately $2.2 million and $7 million to reduce the carrying values of Northpoint Central and our unconsolidated investment in Central Europe, respectively, to their estimated fair values. During the nine months ended September 30, 2015, we recorded non-cash impairment charges of approximately $11.6 million. We recorded non-cash impairment charges of $2.1 million and $2.7 million to reduce the carrying values of our Northborough Tower and Northpoint Central office buildings, respectively, to their estimated fair values. During the nine months ended September 30, 2015, we also recorded a non-cash impairment charge of $6.8 million to reduce the carrying value of our Frisco Square land to its estimated fair value based on an indication of a change in market conditions for land development.
Property management fees.  Property management fees for the nine months ended September 30, 2106 and 2015 were approximately $1.2 million and $1.5 million, respectively. The $0.3 million decrease was primarily due to our disposed assets.
Asset management fees.  Asset management fees remained fairly constant at $1.6 million and $1.7 million for the nine months ended September 30, 2016 and 2015, respectively.

General and administrative expense.  General and administrative expense was $4.4 million for the nine months ended September 30, 2016, an increase of $1 million compared to the expense for the same period in 2015. The increase of approximately $1 million was primarily due to expenses related to our asset valuation, legal, and audit fees.
Depreciation and amortization expense. Depreciation and amortization expense was $8 million and $10.6 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of approximately $3.2 million related to our disposed assets was partially offset by an increase of $1 million related to The Ablon at Frisco Square, which began operations in February 2016.
Equity in earnings (losses) of unconsolidated joint venture.  Equity in earnings (losses) of unconsolidated joint venture was a gain of less than $0.1 million for the nine months ended September 30, 2016 compared to a loss of $1.2 million for the nine months ended September 30, 2015.
Gain on sale of real estate. We sold our Las Colinas Commons office building complex on February 2, 2016 and recorded a gain of $1.3 million. We sold a 5.2 acre undeveloped land parcel at Frisco Square on May 24, 2016 and recorded a gain of $1.7 million. We had no sales of our consolidated properties during the nine months ended September 30, 2015.
Gain on extinguishment of debt. The non-recourse loan for Northborough Tower matured on January 11, 2016, and we did not repay the debt. We actively marketed the property for sale prior to the maturity, but we did not receive any offers above the loan balance. On May 9, 2016 we transferred the property to the lender via a deed-in-lieu of foreclosure. We recorded a gain on extinguishment of debt of $1.6 million. We did not have any extinguishment of debt during the nine months ended September 30, 2015.
Cash Flow Analysis
During the nine months ended September 30, 2016, net cash provided by operating activities was $0.6 million compared to net cash provided by operating activities of $3.9 million for the same period in 2015. The primary reason for the decrease in cash flow from operating activities was the change in working capital, including the timing of receipts on accounts receivable and payments of accrued liabilities.
Net cash provided by investing activities for the nine months ended September 30, 2016 was $12.1 million compared to net cash used in investing activities of $26.5 million for the nine months ended September 30, 2015. The difference is primarily due to $21.9 million of proceeds from the dispositions of Las Colinas Commons, Northborough Tower, and our Frisco Square land during the first nine months of 2016. In addition, there was an approximate $18 million decrease in cash spent for capital improvements related to The Ablon at Frisco Square during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The Ablon at Frisco Square began operations in February 2016.
Net cash used in financing activities for the nine months ended September 30, 2016 was approximately $11.5 million compared to net cash provided by financing activities of $11.9 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we paid off the existing indebtedness totaling approximately $11.3 million associated with the Las Colinas Commons investment and a $3.6 million excess principal payment to reduce Northpoint Central’s loan balance with proceeds from the sale of the Las Colinas Commons asset. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. This was partially offset by draws of $7.6 million under the Ablon Frisco Square Venture construction loan during the nine months ended September 30, 2016.
Funds from Operations
Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. As we have entered our disposition phase, we do not believe FFO is a meaningful measurement of our operating performance; therefore, we are no longer providing the calculation.

Distributions
Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition, and other factors that our board deems relevant. The board’s decision will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. In connection with entering our disposition phase, on March 28, 2011, our board of directors discontinued regular quarterly distributions.
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment plan, and/or additional borrowings. We had no distributions during the nine months ended September 30, 2016 and 2015.
If the Plan of Liquidation is approved by our stockholders, we expect to sell all of our assets, pay for all of our known liabilities, provide for unknown liabilities, and distribute the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts or timing of any liquidating distributions.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $142.5 million in notes payable, at September 30, 2016, $56.5 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.6 million.
Foreign Currency Exchange Risk
At September 30, 2016, we own an approximate 47% interest in a joint venture consisting of 18 properties in the Czech Republic and Poland that holds $5.7 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Additionally, we hold less than $0.1 million in a Euro-denominated account in a United States financial institution.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
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
Item 4.         Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of September 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control - New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
We are not party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
Please see the risk factors below and those discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2016 and in the Proxy Statement.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Common Stock
During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.
Share Redemption Program
In February 2006, our board of directors authorized a share redemption program for stockholders who held their shares for more than one year.  Under the program, our board reserved the right in its sole discretion at any time, and from time to time, to (1) waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend, or amend the share redemption program.
Our board of directors has not considered requests for redemptions (“Ordinary Redemptions”) for reasons other than in the event of death, disability or need for long-term care since March 2009 when the board determined not to accept, and to suspend until further notice, Ordinary Redemptions.
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the nine months ended September 30, 2016.
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

Behringer Harvard Opportunity REIT I, Inc.

Dated:	November 14, 2016	By:	/s/ LISA ROSS
Lisa Ross
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number	Description

2.1
Plan of Complete Liquidation and Dissolution of Behringer Harvard Opportunity REIT I, Inc. (previously filed in and incorporated by reference to Definitive Proxy Statement on Schedule 14A, filed on November 2, 2016)

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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 14, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

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