Form 10-K
period 2016-12-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2017-03-22
CIK 1308711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
Commission File Number: 000-51961
Behringer Harvard Opportunity REIT I, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1862323 (I.R.S. Employer Identification No.)
14675 Dallas Parkway, Suite 600, Dallas, Texas	75254
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 655-3650
Securities registered pursuant to section 12(b) of the Act:
None
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.0001 par value per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act). Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company)    ☒     Smaller reporting company     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
There is no established market for the Registrant’s common stock. In connection with the consideration by our board of directors of whether to pursue a plan of liquidation and dissolution (the “Plan of Liquidation”), Capright Property Advisors, LLC (“Capright”), an independent appraisal firm, provided to the board of directors an opinion dated August 31, 2016, as to the estimated range of values per share to be received by the Registrant’s stockholders in connection with the Plan of Liquidation. Capright estimated that if the Registrant were to successfully implement the Plan of Liquidation, the Registrant’s net proceeds from liquidation could range between approximately $1.75 and $2.01 per share. Please see the Registrant’s definitive proxy statement dated November 10, 2016 and filed with the Securities and Exchange Commission on November 2, 2016 (the “2016 Proxy Statement”) for additional information regarding Capright’s estimate. The previous valuation of the Registrant’s shares was as of November 10, 2014. There were approximately 56,500,472 shares of common stock held by non-affiliates of the Registrant as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter. As of February 28, 2017, the Registrant had 56,500,472 shares of common stock outstanding.

Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “REIT,” “we,” “us,” or “our”), including our ability to successfully implement the Plan of Liquidation (as defined below), to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated liquidating distributions to our stockholders, and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.
These forward-looking statements are not historical facts but reflect the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions. These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A, “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•
our ability to successfully implement the terms of a plan of liquidation and dissolution (the “Plan of Liquidation”), and sell our assets, pay our debts, and distribute the net proceeds from liquidation to our stockholders as we expect;

•	the timing of asset dispositions and the sales price we receive for assets and the amount and timing of liquidating distributions to be received by our stockholders;

•	whether we will face unanticipated difficulties, delays, or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions;

•	risks associated with legal proceedings, including stockholder litigation, that may be instituted against us related to the Plan of Liquidation;

•
market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our properties are located may adversely affect the implementation of the Plan of Liquidation;

•
whether the transition of advisory and property management services from affiliates of Stratera Holdings, LLC (formerly known as Behringer Harvard Holdings, LLC) (“Behringer”) to affiliates of the Lightstone Group (“Lightstone”) is successful;

•	the availability of cash flow from operating activities for capital expenditures;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us as we implement the Plan of Liquidation;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;

•	future increases in interest rates which would reduce any liquidating distributions to our stockholders;

•	unfavorable changes in laws or regulations impacting our business, our assets or our ability to successfully implement the Plan of Liquidation;

•	interests in any liquidating trust we may establish pursuant to the Plan of Liquidation will be generally non-transferable; and

•	factors that could affect our ability to qualify as a real estate investment trust.
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
Year Ended December 31, 2016

PART I
Item 1.    Business.
Organization
Behringer Harvard Opportunity REIT I, Inc. (which may be referred to as the “Company,” “we,” “us,” or “our”) was incorporated in November 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.
We operate commercial real estate and real estate-related assets located in and outside the United States and have employed an opportunistic and value-add investment strategy. As of December 31, 2016, we wholly owned two properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 17 properties as of December 31, 2016, that is accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Texas, and the Commonwealth of The Bahamas; and our equity method investment properties are located in the Czech Republic and Poland.
On August 26, 2016, in connection with an evaluation of strategic alternatives available to us and the possible execution of a liquidity event, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation and recommended that the Plan of Liquidation be submitted to our stockholders for approval. On January 30, 2017, our stockholders approved the Plan of Liquidation.
Pursuant to the Plan of Liquidation, we expect to make liquidating distribution payments to our stockholders after we sell all of our assets, pay all of our known liabilities, and provide for unknown liabilities. We expect to complete these activities within 24 months of the adoption of the Plan of Liquidation. We can give no assurances regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sales prices we will receive for our assets, or the amount or timing of any liquidating distributions.
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
Our business has been managed by an external advisor since the commencement of our initial public offering and we have no employees. From September 20, 2005 through February 10, 2017, an affiliate of Behringer acted as our external advisor (the “Behringer Advisor”). On February 10, 2017, we engaged an affiliate of Lightstone, LSG-BH I Advisor LLC (the “Advisor”), to provide advisory services to us. The external advisor is responsible for managing our day-to-day affairs and for services related to implementing the Plan of Liquidation. Affiliates of Behringer have continued to provide services to us during a transition period while the advisory services provided to us by the Behringer Advisor are transferred to the Advisor.
Plan of Liquidation
On January 30, 2017, our stockholders approved the Plan of Liquidation. As a result of approval of the Plan of Liquidation we are authorized, among other things, the following:

•	We are authorized to sell all of our assets, liquidate and dissolve the Company, and distribute the net proceeds from liquidation in accordance with the provisions of our charter and applicable law.

•
We are authorized to take all necessary or advisable actions to wind-up our business, pay our debts and any operating and administrative expenses incurred prior to our dissolution, and distribute the remaining proceeds to our stockholders.

•	We are authorized to provide for the payment of any unascertained or contingent liabilities. We may do so by purchasing insurance, by establishing a reserve fund, or in other ways.

•
We expect to distribute all of the net proceeds from liquidation to our stockholders within 24 months after January 30, 2017, the date the Plan of Liquidation was approved by our stockholders. However, if we cannot sell our assets and pay our debts within 24 months, or if our board of directors and the special committee determine that it is otherwise advisable to do so, we may transfer and assign our remaining assets to a liquidating trust. Upon any transfer and assignment, our stockholders will receive interests in the liquidating trust. The liquidating trust will pay or provide for all of our liabilities and distribute any remaining net proceeds from liquidation to the holders of interests in the liquidating trust.

•	Once we pay our final distribution and dissolve, all of our outstanding shares of stock will be cancelled and the Company will cease to exist.

•
The board of directors or, if a liquidating trust is established, the trustees of the liquidating trust, may modify, amend or abandon the Plan of Liquidation without action by our stockholders to the extent permitted under applicable law.

Additional information regarding the Plan of Liquidation is included in our definitive proxy statement dated November 10, 2016 and filed with the Securities and Exchange Commission on November 2, 2016 (the “2016 Proxy Statement”).
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
On November 16, 2007, we commenced a second distribution reinvestment plan offering (the “Second DRP”) of up to 6,315,790 shares of common stock at an initial price of $9.50 per share. Shares in the Second DRP were sold at $8.17 from July 26, 2009 through January 14, 2010; at $8.03 from January 15, 2010 through January 13, 2011; and $7.66 from January 14, 2011 through April 15, 2011 as a result of our board of directors announcing estimated per share values pursuant to our amended and restated policy for estimation of common stock value (the “Valuation Policy”) of $8.17, $8.03, and $7.66 on June 22, 2009, January 8, 2010, and January 10, 2011, respectively. We terminated the Second DRP effective April 15, 2011. As of the termination of the Second DRP, we had issued 3,374,198 shares under the Second DRP resulting in gross and net proceeds of $29.8 million. The proceeds raised in the Second DRP were used for general corporate purposes, including, but not limited to, investment in real estate and real estate-related securities, payment of fees and other costs, repayment of debt, and funding for our share redemption program.
As of December 31, 2016, we had issued 56,500,472 shares of our common stock, including 21,739 shares indirectly owned by Behringer, 940,387 shares issued pursuant to the DRP, 3,374,198 shares issued pursuant to the Second DRP, and redeemed 984,267 shares. In addition, we had 1,000 shares of non-participating, non-voting convertible stock outstanding and no shares of preferred stock issued and outstanding.
Our common stock is not listed on a national exchange.
Investment Objectives
On January 30, 2017, our stockholders approved the Plan of Liquidation. Pursuant to the Plan of Liquidation, over the course of the next 24 months we intend to dispose of all of our assets, liquidate and dissolve, and distribute the net proceeds from liquidation to our stockholders. Our focus for 2017 and into 2018 is on selling our assets in an orderly manner and completing the liquidation and dissolution process while continuing to sustain and enhance the property values through additional leasing or capital expenditures, where necessary.
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
Our investment objectives were:

•	to realize growth in the value of our investments to enhance the value received upon our ultimate sale of such investments;

•	to preserve, protect, and return stockholders’ capital contribution through our ultimate sale of our investments; and

•	to provide stockholders with a return of their investment by liquidating and distributing net sales proceeds.

Investment Policies
We have invested in commercial properties, such as office, retail, multifamily, industrial, hospitality, and recreation and leisure properties that were initially identified as opportunistic and value-add investments with significant possibilities for capital appreciation due to their property specific characteristics or their market characteristics. We have disposed of 17 of our original portfolio assets through December 31, 2016. On January 30, 2017, our stockholders approved the Plan of Liquidation, and we are focused on successfully implementing the provisions of the Plan of Liquidation, including the orderly disposition of our assets. Although we expect to complete our final disposition and make a final liquidating distribution to our stockholders within 24 months of the adoption of the Plan of Liquidation, we can make no assurances as to the timing in which we will complete this process. Economic or market conditions may delay our ability to make a final liquidating distribution within a 24-month period.
Our real estate investments are held in fee title or a long-term leasehold estate through the Operating Partnership or indirectly through limited liability companies or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties or other persons.
Borrowing Policies
There is no limitation on the amount we may invest in or borrow related to any single property or other investment. Under our charter, the maximum amount of our indebtedness shall not exceed 300% of the Company’s “net assets” (as defined in our charter) as of the date of any borrowing; however, we may exceed that limit if approved by a majority of our board of directors. In addition to our charter limitation and indebtedness target, our board has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets. Our board of directors reviews the Company’s aggregate borrowings at least quarterly. We believe that these borrowing limitations reduce risk of loss and are in the best interests of the Company’s stockholders.
Disposition Policies
On January 30, 2017, our stockholders approved the Plan of Liquidation and we are focused on selling our remaining assets in an orderly manner in order to sell our assets, pay our liabilities, wind-up operations and dissolve within 24 months of the adoption of the Plan of Liquidation.
Tax Status
We elected to be taxed as a REIT for federal income tax purposes and believe that we have qualified as a REIT since the year ended December 31, 2006. As long as we qualify as a REIT, we generally will not be subject to federal income tax at the corporate level (except for the operations of our wholly-owned taxable REIT subsidiaries), to the extent that we distribute at least 90% of our REIT taxable income to our stockholders on an annual basis. We currently expect that we will continue to qualify as a REIT prior to the final distribution of assets pursuant to the Plan of Liquidation. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under specific statutory provisions, we also will be disqualified for taxation as a REIT for the four taxable years following the year in which we lose our qualification. Even if we qualify as a REIT, we may be subject to certain state, local, and foreign taxes on our income and property and to federal income and excise taxes on our undistributed income.
Competition
We are subject to significant competition in seeking tenants for the leasing of our properties and buyers to purchase our properties. In addition, as we seek to dispose of our assets, we suffer from a lack of demand for opportunistic asset types such as land and development properties. We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. We also face competition from other real estate investment programs for buyers and tenants that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or the Advisor.
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
Distribution Policies
Distributions are authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. The board’s decision has been and will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. On March 28, 2011, our board of directors discontinued regular quarterly distributions. We have not paid any distributions since 2011.
As part of our stockholder approved Plan of Liquidation, we currently anticipate paying one or more liquidating distributions to our stockholders. We expect to pay the final liquidating distribution to our stockholders no later than 24 months of the adoption of the Plan of Liquidation, although the timing of this distribution will depend on when we sell our assets and settle our liabilities. We can provide no assurances that the final distribution will be paid within a 24-month period.
The Plan of Liquidation gives us the authority, in our discretion, to determine how best to provide for any unknown or contingent liabilities consistent with Maryland law. We may obtain insurance policies to cover such costs and/or establish a reserve fund out of which to pay such costs. If a reserve fund is established, we would expect a final liquidating distribution to be paid once the manager of the reserve fund determines that no further claims are likely to be made. Such a determination could be made, for example, upon the expiration of the time periods specified in the statutes of limitations applicable to the type of claims that may be made against the reserve. If a reserve fund is created, the final payout of our assets remaining after payment of claims against the reserve fund to our stockholders may not occur for three or more years following the filing of our Articles of Dissolution.
The actual amounts and times of payment of the liquidating distributions to be paid to our stockholders will be determined by our board of directors in its discretion.
Significant Tenants
As of December 31, 2016, we had one lease that accounted for 10% or more of our aggregate annual rental revenue from our consolidated office properties. A tenant at our Northpoint office building accounted for $1 million (or 14%) of our aggregate annual rental revenue from office buildings and 2% of our total revenues. The lease expires July 31, 2017. See Item 2, Properties for additional information on our office building leases.
The following table presents information about our significant tenant lease at our consolidated office properties as of December 31, 2016:

				% of Rentable Office Sq. Ft. Leased	Annualized Base Rent Statistics(1)
Tenant	Property	Tenant Industry	Square Feet		Annualized Base Rent (in 000s)	% of Office Annualized Base Rent	Annualized Base Rent per Square Foot	Lease Expiration
Waldemar S. Nelson & Co	Northpoint	Design and Construction Management	51,818	15%	$1,127	14%	$21.75	7/31/2017
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

Employees
We have no employees. The Advisor and, during a transition period while the advisory services provided to us by the Behringer Advisor are transferred to the Advisor, other affiliates of the Behringer Advisor perform a full range of real estate services for us, including dispositions, accounting, legal, asset management, property management, and investor relations services.

We are dependent on affiliates of the Advisor, and for a period of time, the Behringer Advisor, for services that are essential to us, including the execution of the Plan of Liquidation, asset disposition decisions, property management and leasing services, and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Financial Information About Industry Segments
Our current business consists of owning, managing, operating, leasing, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements in connection with the offerings of our common stock. Copies of our filings with the SEC may be obtained from our website at www.behringerinvestments.com or at the SEC’s website at www.sec.gov. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A.    Risk Factors.
The factors described below represent the principal risks that could cause our actual results, including those related to the implementation of the Plan of Liquidation, to differ materially from those presented in our forward-looking statements. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. Our stockholders may be referred to as “you” or “your” in this Item 1A, “Risk Factors” section.
Risks Related to the Plan of Liquidation
We may not be able to pay liquidating distributions to you at the times and in the amounts we currently expect.
In connection with the consideration by our board of directors of whether to pursue the Plan of Liquidation, Capright Property Advisors, LLC (“Capright”), an independent appraisal firm, provided to the board of directors an opinion dated August 31, 2016, as to the estimated range of values per share to be received by our stockholders in connection with the Plan of Liquidation. Capright estimated that if we were to successfully implement the Plan of Liquidation, our net proceeds from liquidation could range between approximately $1.75 and $2.01 per share. Additional information about the estimated range of liquidating distributions is included in our definitive proxy statement dated November 10, 2016 and filed with the Securities and Exchange Commission on November 2, 2016 (the “2016 Proxy Statement”).
We anticipate paying our liquidating distributions from such net proceeds within 24 months from January 30, 2017, the day our stockholders approved the Plan of Liquidation. However, our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to you may be more or less than the estimated net proceeds from liquidation set forth above. In addition, the liquidating distributions may be paid later than we predict.
If any of the parties to our existing or future sale agreements breach such agreements or default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.
We are focused on the orderly disposition of our remaining assets and hope to enter into binding sale agreements for each of our properties. The consummation of the potential sales for which we will enter into sale agreements will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these sale agreements do not close because of a buyer breach or default, failure of a closing condition, or for any other reason, we will need to locate a new buyer for the properties, which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for these properties. These additional costs are not included in our assumption with respect to the amount of liquidating distributions we may make. In the event that we incur these additional costs, our liquidating payments to you could be delayed or reduced.
If we are unable to find buyers for some or all of our assets at our expected sales prices, our liquidating distributions may be delayed or reduced.
In calculating the estimated range of liquidating distributions, it was assumed that we would be able to find buyers for all of our properties at amounts based on our estimated range of market values for each property. However, the sales prices that we will ultimately be able to obtain for these assets may have been overestimated. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value.

If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating payments to you would be delayed or reduced. Furthermore, the projected liquidating distribution is based upon Capright’s estimates of the range of market value for each property based upon market, economic, financial and other circumstances and conditions existing as of August 31, 2016, but real estate market values fluctuate with changes in interest rates, supply and demand dynamics, occupancy rates, rental rates, the availability of suitable buyers, the perceived quality and dependability of cash flows from properties and a number of other factors, both local and national. Additionally, we are committed to winding-up our operations, which may adversely affect our negotiating position with potential buyers, resulting in lower sales prices for our properties. Transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may also adversely impact the net liquidation proceeds from those assets.
If we are unable to maintain the occupancy rates of currently leased space and/or lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation process is otherwise less than we expect, our liquidating distributions may be reduced.
In calculating the estimated range of liquidating distributions, it was assumed that we would maintain the occupancy rates of currently leased space, that we would be able to rent currently available space in the ordinary course and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of our properties, which would reduce our liquidating distributions. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced.
If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be reduced.
Before paying the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs, and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium. Our board of directors may also decide to establish a reserve fund to pay these contingent claims. The amounts of insurance premiums or transaction costs in the liquidation are not known, so we have used estimates of these costs in calculating the estimated range of liquidating distributions. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than the estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to you may be delated or reduced.
Pursuing the Plan of Liquidation may cause us to fail to qualify as a REIT, which would dramatically lower the amount of our liquidating distributions.
For so long as we qualify as a REIT and distribute all of our REIT taxable income, we generally are not subject to federal income tax. Although our board of directors does not presently intend to terminate our REIT status prior to the final distribution of the net proceeds from the sale of our assets and our dissolution, our board may take actions pursuant to the Plan of Liquidation that would result in such a loss of REIT status. Upon the final distribution of our net proceeds from liquidation and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions in pursuit of the Plan of Liquidation may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Liquidation. For example, to qualify as a REIT, generally at least 75% of our gross income in each taxable year must come from real estate sources and generally at least 95% of our gross income in each taxable year must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in connection with that process, we may recognize ordinary income in excess of the cash received. The REIT rules require us to pay out a large portion of our ordinary income in the form of a dividend to our stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we are unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, we may cease to qualify as a REIT. Although we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

•	not be allowed a deduction for dividends paid to stockholders in computing our taxable income;

•	be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income, including recognized gains, at regular corporate rates;

•	be subject to increased state and local taxes; and

•	be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.
As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for distribution to our stockholders.
Pursuing the Plan of Liquidation may cause us to be subject to federal income tax, which would reduce the amount of our liquidating distributions.
We generally are not subject to federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal income tax to the extent that our taxable income exceeds the amount of dividends paid to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. Although we intend to pay distributions to our stockholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the funds available for distribution to our stockholders.
So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from the sales of properties held primarily for sale to customers in the ordinary course of business. The Internal Revenue Code of 1986, as amended (the “Code”), provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether a real estate asset is property held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. We believe that none of the sales of our properties will constitute a prohibited transaction. We do not believe that the sales of our properties pursuant to the Plan of Liquidation should be subject to the prohibited transactions tax. However, due to the anticipated sales volume and other factors, the contemplated sales may not qualify for the protective safe harbor. There can, however, be no assurances that the Internal Revenue Service (the “IRS”) will not successfully challenge the characterization of properties we hold for purposes of applying the prohibited transaction tax.
Distributing interests in a liquidating trust may cause our stockholders to recognize gain prior to the receipt of cash.
The REIT provisions of the Code generally require that each year we distribute as a dividend to our stockholders 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Liquidating distributions we pay pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the adoption of such plan. Conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our assets at acceptable prices during such period or, as detailed more fully below, we may not obtain needed governmental or joint venture partner approvals to effect certain sales with a 24-month period. In such event, rather than retain our assets and risk losing our status as a REIT, we may elect to transfer our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. We may also elect to transfer our remaining assets and liabilities to a liquidating trust within such 24-month period to avoid certain public reporting company costs. Such a transfer would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent such stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in the stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Code.

Our officers and directors and our Advisor may have conflicts of interest that may cause them to manage our liquidation in a manner not solely in the best interests of our stockholders.
Our officers and our Advisor have interests in the liquidation that are different from your interests as a stockholder. Our Advisor earns asset management fees from us and receives reimbursement of certain of its operating costs. If, as we expect, the Plan of Liquidation takes nearly two years to effect, our Advisor will continue to earn fees and receive reimbursements over a two year period. We project that we will pay our Advisor approximately $1.8 million in 2017 (reduced by any amounts paid the Behringer Advisor during 2017) and approximately $150,000 in 2018 as we implement the Plan of Liquidation, although this estimate will vary with the speed at which we sell assets and other factors.
Consequently, because of the above conflicts of interest, our non-independent director and our Advisor may make decisions or take actions based on factors other than the best interests of our stockholders throughout the period of the liquidation process.
If we lose or are unable to retain key personnel, our ability to effect the Plan of Liquidation could be delayed or hindered.
Our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel, of us, the Behringer Advisor and its affiliates, including Thomas P. Kennedy, Lisa Ross and Terri Warren Reynolds, each of whom would be difficult to replace. We do not directly employ our executive officers and other key personnel, and we cannot guarantee that they will remain affiliated with us. Also, our executive officers and key personnel do not have employment agreements with the Behringer Advisor (or the Advisor), and we cannot guarantee that such persons will remain affiliated with the Behringer Advisor. Under the terms of a transition services agreement between the Advisor and the Behringer Advisor, the Behringer Advisor is obligated to use its commercially reasonable efforts to retain each of Thomas P. Kennedy, Lisa Ross and Terri Warren Reynolds for a period of time following our engagement of the Advisor. The departure of any of our key personnel prior to a successful transition to their successors at the Advisor could cause the implementation of the Plan of Liquidation to suffer. We do not separately maintain key person life insurance on any of our key personnel.
In addition, to the extent the key personnel at the Behringer Advisor, in particular, our executive officers do not continue to serve as our executive officers after the transition period we will rely on the Advisor or its affiliates to identify and employ qualified individuals to serve in these positions. Further, we believe that the future success of the implementation of the Plan of Liquidation depends, in large part, upon the Advisor’s and its affiliates’ ability to hire and retain highly skilled managerial and operational personnel to execute the Plan of Liquidation. Competition for persons with these skills is intense, and we cannot assure you that the Advisor will be successful in attracting and retaining such skilled personnel.
Loss of key personnel servicing our business could disrupt our business, making it more difficult for us to execute the Plan of Liquidation successfully. Personnel losses could result in achieving lower sale prices on our assets and a delay in asset sales, and therefore, a delay in making a liquidating distribution to our stockholders.
Our joint venture partner must consent to the sale of the properties in the Central Europe Portfolio, which may reduce our proceeds from the sale of such properties, may delay our liquidating payments to you, or may prevent us from selling the properties at all. The consent requirement also increases the likelihood that we may have to transfer assets to a liquidating trust.
We have a noncontrolling, unconsolidated ownership investment in a joint venture that owns 17 properties, which are collectively referred to as the “Central Europe Portfolio.” We may be prohibited from selling our interest in the joint venture without the consent of our joint venture partner. Moreover, the sale of each of the properties in the Central Europe Portfolio requires the consent of our joint venture partner. There can be no assurance that our joint venture partner will consent to the sale of the properties in the Central Europe Portfolio in a timely manner, if at all. Although there are procedures in place to address a deadlock, the initiation of the deadlock procedures involves economic risk to the initiating party. This risk increases the likelihood that we would transfer our interest in the Central Europe Portfolio to a liquidating trust to the extent that a transfer can be made without the consent of our joint venture partner. See “Risk Factors - Distributing interests in a liquidating trust may cause our stockholders to recognize gain prior to the receipt of cash” and “- Distributions, if any, to our stockholders could be delayed and our stockholders could, in some circumstances, be held liable for amounts they received from us in connection with our dissolution.” Therefore, if our joint venture partner does not consent to the sale of one or more properties in the Central Europe Portfolio, our liquidating payments to you would be delayed or reduced. Furthermore, if our joint venture partner does not consent to the sale or transfer (to a liquidating trust or otherwise) of our interest in the joint venture or the sale of properties in Central Europe, the risk of litigation with our joint venture partner would be heightened. Even if we prevail with respect to any such potential litigation, the costs of the litigation could reduce the amount of your liquidation proceeds.  If we were not to prevail in litigation relating to Central Europe, your liquidating distributions could be substantially reduced.

The sale of The Ablon at Frisco Square may be delayed if our joint venture partner does not consent to the sale of the property, which may delay our liquidating payments to you.
The Ablon at Frisco Square is owned through a joint venture in which we are not the managing partner. There can be no assurance that the managing partner will consent to the sale of the property. If the managing partner of the joint venture is unwilling to sell The Ablon at Frisco Square, we may exercise a buy/sell provision and force the sale of the property beginning in February 2018. If we are forced to exercise the buy/sell provision in February 2018, our liquidating payments to you may be delayed.
Due to the substantial losses we, our partner and our creditors have suffered in connection with Royal Island, the risk of litigation is heightened.  Your liquidating distributions could be reduced in the event of litigation and could be reduced substantially were we not to prevail in such litigation.
We, our partner and our creditors have suffered significant losses in connection with our investment in Royal Island.  Notwithstanding the non-recourse nature of the loan agreements relating to Royal Island, when parties have suffered significant losses, the prospect for litigation is heightened.  Even if we prevail with respect to any such potential litigation, the costs of the litigation could reduce the amount of your liquidation proceeds.  If we were not to prevail in litigation relating to Royal Island, your liquidating distributions could be substantially reduced.
Our entity value may be adversely affected by the adoption of the Plan of Liquidation.
Subject to our ability to abandon the Plan of Liquidation to the extent permitted by the Maryland General Corporation Law (the “MGCL”), we are committed to winding up our operations. This may adversely affect the value that a potential acquirer might place on the Company. It may also preclude other possible courses of action not yet identified by our board of directors.
Our board of directors may modify or amend the Plan of Liquidation or abandon or delay implementation of the Plan of Liquidation.
Our board of directors has adopted and approved the Plan of Liquidation. Nevertheless, our board may terminate the Plan of Liquidation for any reason. This power of termination may be exercised up to the time that the Articles of Dissolution have been accepted for record by the Maryland State Department of Assessments and Taxation. Notwithstanding approval of the Plan of Liquidation by our stockholders, our board of directors may modify or amend the Plan of Liquidation without action by our stockholders to the extent permitted under law. Although our board of directors has no present intention to pursue any alternative to the Plan of Liquidation, our board may conclude either that its duties under applicable law require it to pursue business opportunities that present themselves or that abandoning the Plan of Liquidation is otherwise in the best interests of us and our stockholders. If our board of directors elects to pursue any alternative to the Plan of Liquidation, our stockholders may not receive any of the consideration currently estimated to be available for distribution to our stockholders pursuant to the Plan of Liquidation.
Approval of the Plan of Liquidation Proposal will cause our accounting basis to change, which could require us to write-down our assets.
As a result of stockholder approval of the Plan of Liquidation Proposal, we anticipate changing our basis of accounting from the going-concern basis to that of the liquidation basis of accounting.
In order for our financial statements to be in accordance with U.S. generally accepted accounting principles (“GAAP”) under the liquidation basis of accounting, all of our assets must be stated at their estimated net realizable value, and all of our liabilities must be recorded at the estimated amounts at which the liabilities are expected to be settled. There is a risk that the liquidation basis of accounting may entail write-downs of certain of our assets to values substantially less than their respective carrying amounts, and may require that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation.
Writing down our assets could make it more difficult to negotiate amendments to our loan agreements or result in defaults under our loan agreements. In addition, write-downs in our assets could reduce the price that a third party would be willing to pay to acquire your shares or our assets.
Distributions, if any, to our stockholders could be delayed and our stockholders could, in some circumstances, be held liable for amounts they received from us in connection with our dissolution.
Although our board of directors has not established a firm timetable for distributions to our stockholders, our board intends, subject to contingencies inherent in the winding-up of our business and the payment of our obligations and liabilities, to liquidate as soon as practicable after the adoption of the Plan of Liquidation. If we are unable to dispose of all of our assets within 24 months of the adoption of the Plan of Liquidation, or if it is otherwise advantageous or appropriate to do so, our board of directors may establish a liquidating trust to which we could distribute our unsold assets. Depending upon our cash flow and cash requirements and the progress of the sale process for our assets under the Plan of Liquidation, we may not make any distributions to our stockholders until we have repaid all of our known retained obligations and liabilities, paid all of our expenses and complied with the requirements of Maryland law for companies in dissolution, including requirements for the creation and maintenance of adequate contingency reserves as required by Maryland law. Thereafter, we anticipate paying distributions to our stockholders as promptly as practicable in accordance with the Plan of Liquidation and the liquidation and dissolution process selected by our board of directors in its sole discretion.
If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each of our stockholders could be held liable for the payment to our creditors of such stockholder’s pro rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from us or the liquidating trust, as applicable. If a court holds at any time that we failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from paying distributions under the Plan of Liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of such expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be paid to our stockholders and holders of beneficial interests of any liquidation trust.
We will continue to incur the expenses of complying with public company reporting requirements.
Until our liquidation and dissolution is complete, we have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, we intend, after filing our Articles of Dissolution, to seek relief from the SEC from the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing annual and quarterly reports on Forms 10-K and 10-Q. However, the SEC may not grant any such relief. To the extent that we delay filing the Articles of Dissolution or if the SEC does not grant relief, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act. The expenses we incur in complying with the applicable reporting requirements will reduce the assets available for ultimate distribution to our stockholders.
Approval of the Plan of Liquidation may lead to stockholder litigation, which could result in substantial costs and distract our management.
Extraordinary corporate actions by a company, such as our Plan of Liquidation, may lead to lawsuits being filed against that company. We may become involved in this type of litigation in connection with the Plan of Liquidation. As of the date of this Annual Report on Form 10-K, no lawsuits relative to the Plan of Liquidation were pending or, to our knowledge, threatened. However, if a lawsuit is filed against us, the litigation is likely to be expensive. Even if we ultimately prevail, the litigation may divert management’s attention from implementing the Plan of Liquidation. If we were not to prevail in the lawsuit, we may be liable for significant damages.
We may have underestimated the amount of prepayment fees or defeasance charges on our mortgages.
In calculating our net proceeds from liquidation per share, we have assumed that the purchasers of certain of our properties will assume certain mortgages on the underlying property, which contain penalties in the event of the prepayment of those mortgages. The sale of our properties pursuant to the Plan of Liquidation will trigger these penalties unless the purchasers assume (and/or are allowed to assume) the corresponding mortgage. We may be unsuccessful in negotiating the assumption of any underlying mortgages in connection with the sale of any of our properties, which could negatively affect the amount of cash available for distribution pursuant to the Plan of Liquidation.
Risks Related to an Investment in Us
Because no public trading market for your shares exists, you may not realize the cash value of your investment in us until we complete our liquidation pursuant to the Plan of Liquidation.
There is no public market for your shares. On January 10, 2011, our board of directors suspended all redemptions under our share redemption program until further notice. Therefore, it will be difficult for you to sell your shares promptly or at all. You may not be able to sell your shares in the event of an emergency. If you are able to sell your shares, the price you receive for the shares of our common stock is likely to be less than the proportionate value of our investments or the estimated range of liquidating distributions described in the 2016 Proxy Statement. It is also likely that your shares would not be accepted as primary collateral for a loan.
We may not successfully implement the Plan of Liquidation within the 24-month period contemplated, in which case you may have to hold your investment for an indefinite period.
On January 30, 2017, our stockholders approved the Plan of Liquidation. Pursuant to the Plan of Liquidation, we expect to make liquidating distribution payments to our stockholders after we sell all of our assets, pay all of our known liabilities, and provide for unknown liabilities. We expect to complete these activities within 24 months of the adoption of the Plan of Liquidation. We can give no assurances regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sales prices we will receive for our assets, and the amount or timing of any liquidating distributions. If we are not successful in implementing the Plan of Liquidation, your shares may continue to be illiquid and you may, for an indefinite period of time, be unable to convert your investment into cash easily and could suffer losses on your investment.
We are restricted in our ability to replace our property manager, an affiliate of the Advisor.
Under the terms of our property management agreement, our property management agreement automatically renews while we still own properties and we may only terminate the agreement if we provide notice 90 days prior to the termination date. As a result, we may be unable to terminate the property management agreement if we find the performance of the property manager to be unsatisfactory, which may have an adverse effect on the implementation of the Plan of Liquidation and the amount of liquidating distributions you receive.
Payment of fees and reimbursement of expenses to our Advisor and its affiliates will reduce cash available for funding our operating activities.
Our Advisor and its affiliates perform services for us in connection with the management and leasing of our properties, and the administration of our other investments and the execution of the Plan of Liquidation. They are paid substantial fees for these services. These fees and expense reimbursements reduce the amount of cash available for funding our liquidation activities and may reduce the amount of any liquidating distributions you receive.
Risks Related to Our Business
Volatility in the financial markets and challenging economic conditions may adversely impact our portfolio and may affect the timing and amount of our liquidating distributions to you.
Financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Our ability to implement the Plan of Liquidation may be affected by adverse market and economic challenges experienced by the U.S. and global economies. These conditions may materially affect the value and performance of our properties, and may affect the prices at which we can dispose of our assets. Specifically, adverse economic conditions may have many consequences including, but not limited to, these listed below:

•
significant job losses may occur, which may decrease demand for our office space, our multifamily communities and our hospitality properties and result in lower occupancy levels, which will result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;

•
a reduction in the amount of capital that is available to finance real estate, which, in turn, could lead to a decline in real estate values generally, slow real estate transaction activity, reduce the loan to value ratio upon which lenders are willing to lend, and result in difficulty for buyers of our assets to finance acquisitions; and

•
the value and liquidity of our short-term investments could be reduced as a result of the dislocation of the markets for our short-term investments and increased volatility in market rates for such investments or other factors.

We are subject to additional risks due to our international investments.
We have purchased real estate assets located outside the United States and have made mortgage, bridge, mezzanine or other loans or participations in mortgage, bridge, mezzanine or other loans made by a borrower located outside the United States or secured by property located outside the United States. As of December 31, 2016, we have two foreign investments remaining, an ownership interest in a noncontrolling unconsolidated joint venture with 17 properties and our Royal Island investment. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the borrower or the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States.

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

•	lack of uniform accounting standards (including availability of information in accordance with GAAP);

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•	we, our Advisor, and its affiliates have relatively less experience with respect to investing in real property or other investments outside the United States as compared to domestic investments; and

•	legal and logistical barriers to enforcing our contractual rights.
Any of these risks could have an adverse effect on our business, the implementation of the Plan of Liquidation and the amount of liquidating distributions our stockholders receive.
Our revenue and net income may vary significantly from one period to another due to investments in opportunity-oriented properties, which could reduce the amount of liquidating distributions paid to our stockholders.
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
We have equity investments in real estate development projects. Our return on these investments is dependent upon the projects being completed successfully. To help ensure performance by the developers of properties that are under construction, completion of these properties is generally guaranteed either by a completion bond or performance bond. We may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the entity entering into the construction or development contract as an alternative to a completion bond or performance bond. For a particular investment, we may obtain guaranties that the project will be completed on time, on budget and in accordance with the plans and specifications and that the mezzanine loan will be repaid. However, we may not obtain such guaranties and cannot ensure that the guarantors will have the financial resources to perform their obligations under the guaranties they provide. If we are unable to manage these risks effectively, our results of operations and financial condition will be adversely affected and the amount of any liquidating distributions to you may be reduced.

Economic and regulatory changes that have an adverse impact on the real estate market in general may decrease the value of our investments and reduce the amount of liquidating distributions paid to you.
We will be subject to risks generally incident to the ownership of real estate, including:

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
These and other reasons may have an adverse effect on our operations, decrease the value of our investments and reduce the amount of liquidating distributions paid to you.
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below.
Because Lightstone affiliates advise other real estate programs, our Advisor and its executive officers face conflicts of interest relating to the disposition of our properties, and such conflicts may not be resolved in our favor.
One or more Lightstone-advised programs may be seeking to dispose of properties and other real estate-related investments during the same period we are executing the Plan of Liquidation. As a result, we may be trying to sell our properties and other real estate-related investments at the same time as one or more of the other Lightstone-advised programs managed by employees of our Advisor and/or its affiliates, and these other Lightstone-advised programs may use disposition strategies that are similar to ours.
The executive officers of our Advisor are also the executive officers of other Lightstone-advised REITs and their advisors and/or the advisors or fiduciaries of other Lightstone-advised programs, and these entities are and will be under common control. In the event these conflicts arise, we cannot assure you that our best interests will be met when officers and employees acting on behalf of our Advisor and on behalf of advisors and managers of other Lightstone-advised programs decide whether to pursue a specific buyer of real estate on our behalf or on behalf of another Lightstone-advised program or affiliate of our Advisor, which may have a disposition strategy that is similar to ours. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved.
The Advisor and its affiliates, including our affiliated director and any executive officer who is also an employee of the Advisor or its affiliates, will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
Our Advisor and its affiliates and our property manager, are entitled to substantial fees from us under the terms of the advisory management agreement and property management agreement. These fees could influence our Advisor’s advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory management agreement and the property management agreement;

•	property sales, which reduce the asset management fee payable to our Advisor; and

•	determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the Advisor is reimbursed by us for the related salaries and benefits.
The fees our advisor received in connection with transactions involving the purchase and management of an asset are based on the purchase price of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may have influenced the Behringer Advisor to recommend riskier transactions to us.

The key personnel that conduct our day-to-day operations will face competing demands on their time, and this may cause our investment returns to suffer.
We rely upon our executive officers and the employees of our Advisor and its affiliates (and for a transition period, the employees of the Behringer Advisor) to conduct our day-to-day operations. These persons also conduct the day-to-day operations of other Lightstone-sponsored or Behringer-sponsored programs and may have other business interests as well. Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate. If this occurs, the execution of the Plan of Liquidation may be adversely affected and the amount of liquidating distributions received by you may be reduced.
Our officers face conflicts of interest related to the positions they hold with Behringer and with entities affiliated with Behringer, which could diminish the value of the services they provide to us.
Certain of our executive officers are also officers of Behringer and other entities affiliated with Behringer, including the advisors and fiduciaries to other Behringer-sponsored programs. As a result, these individuals owe duties to these other entities and their investors, which may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (i) allocation of management time and services between us and the other entities, and (ii) the timing and terms of the sale of an asset. If we do not successfully implement our Plan of Liquidation, the amount of liquidating distributions received by you may be reduced.
Risks Related to Debt Financing
We have incurred mortgage indebtedness and other borrowings, which increases our business risks.
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
Generally, we do not borrow money secured by a particular real property unless we believe the property’s projected cash flow is sufficient to service the mortgage debt. However, if there is a shortfall in cash flow, then the amount available to fund our ongoing operations may be affected. In addition, incurring mortgage debt increases the risk of (1) loss in investment value is generally borne entirely by the borrower until such time as the investment value declines below the principal balance of the associated debt and (2) defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default. If any of our properties where the value of the property is in excess of the principal amount of the loan are foreclosed upon due to a default, the amount of liquidating proceeds received will be adversely affected.
Interest-only indebtedness may increase our risk of default and ultimately may reduce the amount of our liquidating distributions.
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

Increases in interest rates could increase the amount of our debt payments and adversely affect the amount of our liquidating distributions.
We have borrowed money that bears interest at a variable rate. Accordingly, increases in interest rates could increase our interest costs, which could have a material adverse effect on our operating cash flow and our ability to make liquidating distributions to you.
Financing arrangements involving balloon payment obligations may adversely affect funds available to return to our stockholders.
Some of our financing arrangements require us to make a lump-sum or balloon payment at maturity. Our ability to make a balloon payment at maturity is uncertain and will depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may not be able to sell the property at a price sufficient to make the balloon payment. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT and/or avoid federal income tax. Any of these results would have a significant, negative impact on your investment.
General Risks Related to Investments in Real Estate
Properties that have significant vacancies could be difficult to sell, which could reduce the amount of liquidating distributions we pay to you.
A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, the value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property. Any diminishment in market value will reduce the amount of liquidating distributions we pay to you.
Many of our investments are dependent on tenants for revenue, and lease terminations could reduce our ability to fund our ongoing operations and successfully implement the Plan of Liquidation.
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
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect the amount of liquidating distributions you receive.
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
We have invested in the acquisition, development and/or redevelopment of properties upon which we will develop and construct improvements. We could incur substantial capital obligations in connection with these types of investments. We will be subject to risks relating to uncertainties associated with rezoning for development and environmental concerns of governmental entities and/or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. The builder’s failure to perform may necessitate legal action by us to rescind the purchase or the construction contract or to compel performance. Performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to such builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of a property upon completion of construction when agreeing upon a price to be paid for the property at the time of acquisition of the property. If our projections are inaccurate, we may pay too much for a property, and our liquidating distributions and the return on our investment could suffer.
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
At any one time, a significant portion of our consolidated investments could be in one property class or concentrated in one or several geographic regions. The following excludes our sold properties and the mineral rights we received in 2016. For the year ended December 31, 2016, 65%, 26%, and 9% of our total revenues were derived from properties in Missouri, Texas, and Colorado, respectively. Additionally, 75%, 17%, and 8% of our total revenues for the year ended December 31, 2016 were from our three asset types, hotel, office building, and multifamily, respectively. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults by our tenants within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
In particular, our remaining office building, Northpoint Central, is located in the Greenspoint submarket in Houston, Texas. Demand for commercial properties in this submarket is weak due to several large blocks of space that became available as large scale users have vacated the submarket. With the uncertainty created from these relocations as well as the current volatility within the energy sector, and the limited number of office building transactions, it is difficult to underwrite commercial assets in this submarket. During the year ended December 31, 2016 and 2015, we recorded non-cash impairment charges on Northpoint Central office building of $2.2 million and $2.7 million, respectively. For the year ended December 31, 2016, 21% of our total revenues, without consideration of tenant contraction or termination rights and excluding our disposed properties, were derived from our office buildings, which are all located in Texas. Chase Park Plaza Hotel, which is located in Missouri, accounted for 66% of our total revenues, without consideration of tenant contraction or termination rights and excluding our disposed properties.
Concerns regarding the European debt crisis and other geopolitical issues and market perceptions concerning the instability of the Euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the Euro entirely, could adversely affect our business, and the amount of liquidating distributions we pay.
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
If any country were to leave the Eurozone, or if the Eurozone were to break up entirely, the treatment of debt obligations previously denominated in Euros is uncertain. A number of issues would be raised, such as whether obligations that are expressed to be payable in Euros would be re-denominated into a new currency. The answer to this and other questions is uncertain and would depend on the way in which the break-up occurred and also on the nature of the transaction; the law governing it; which courts have jurisdiction in relation to it; the place of payment; and the place of incorporation of the payor. If we were to hold any investments in Euros at the time of any Eurozone exits or break-up, this uncertainty and potential re-denomination could have a material adverse effect on the value of our investments, the income from them, and the amount of liquidating distributions we are able to pay.
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
Certain of our hotel properties are generally seasonal in nature. As a result, these businesses will experience seasonal variations in revenues that may require our operators to supplement revenue at their properties in order to be able to make scheduled rent payments to us. The failure of our operators to manage their cash flow properly may result in such operator having insufficient cash on hand to make its scheduled payments to us during seasonally slow periods, which may adversely affect our cash available and negatively affect our ability to implement the Plan of Liquidation.
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
Resorts and related properties, and other types of recreation and leisure properties in which we have invested are specific-use properties that have limited alternative uses. Therefore, if the operations of any of our properties in these sectors become unprofitable due to industry competition, a general deterioration of the applicable industry or otherwise, we may have great difficulty selling the property or we may have to sell the property for substantially less than the amount we paid for it. Should any of these events occur, our income and the amount of liquidating distributions paid to you could be reduced.
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
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition, and amount of liquidating distributions.
The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our income and the amount of our liquidating distributions.
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
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. For example, various federal, regional, and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the impositions of standards for design, construction materials, water and energy usage and efficiency, and waste management. We are not aware of any such existing requirements that we believe will have a material impact on our current operations or the execution of the Plan of Liquidation. However, future requirements could increase the costs of maintaining or improving our existing properties or developing new properties.
Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state, and local environmental laws, ordinances and regulations (including those of foreign jurisdictions), a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or the execution of the Plan of Liquidation and, consequently, the amount of liquidating distributions paid to you.
Risks Related to Our Operations
Potential reforms to Fannie Mae and Freddie Mac could adversely affect us.
There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Through their lender originator networks, Fannie Mae and Freddie Mac are significant lenders to buyers of multifamily real estate. Fannie Mae and Freddie Mac have a mandate to support multifamily housing through their financing activities and any changes to their mandates, further reductions in their size or the scale of their activities, or loss of their key personnel could have a significant impact on us and may, among other things, adversely affect values for multifamily assets, interest rates, capital availability, and potential sales of multifamily communities which in turn could adversely affect our ability to dispose of our multifamily assets. Fannie Mae’s and Freddie Mac’s regulator has set overall volume limits on most of Fannie Mae’s and Freddie Mac’s lending activities. The regulator in the future could require Fannie Mae and Freddie Mac to focus more of their lending activities on small borrowers or properties the regulator deems affordable, which may or may not include our assets, which could also adversely impact us.
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
Maryland law provides that a director has no liability in such capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our employees, our agents, our Advisor and its affiliates for losses they may incur by reason of their service in those capacities to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce your and our recovery from these persons. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor in some cases.
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
Federal Income Tax Risks
In addition to the following risk factors, please see - “Risks Related to the Plan of Liquidation” for information relating to tax risks associated with the Plan of Liquidation.
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
Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the “income tests” required for REIT qualification. If this income were, in fact, treated as non-qualifying, and if the aggregate of such income and any other non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four ensuing taxable years. Our failure to continue to qualify as a REIT would adversely affect the amount of liquidating distributions paid to you.
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
We have made investments in real estate located outside of the United States. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, stamp taxes, real property conveyance taxes, withholding taxes, and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, you will not be eligible to claim a tax credit on your U.S. federal income tax returns to offset the income taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amount of liquidating distributions you receive. Similarly, the imposition of withholding taxes by a foreign country will reduce the amount of liquidating distributions you receive. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the U.S. Any organizational costs and reporting requirements will increase our administrative expenses and reduce the amount of cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.
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
Foreign investments are subject to changes in foreign tax or other laws. Any such law changes may require us to modify or abandon a particular holding structure. Such changes may also lead to higher tax rates on our foreign investments than we anticipated, regardless of structuring modifications. Additionally, U.S. tax laws with respect to foreign investments are subject to change, and such changes could negatively impact our returns from any particular investment and the amount of liquidating distributions to you.
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
Reform proposals have been recently put forth by members of Congress and the President which, if ultimately proposed as legislation and enacted as law, would substantially change the U.S. federal taxation of (among other things) individuals and businesses. Their proposals set forth a variety of principles to guide potential tax reform legislation. As of the date of this annual report, no legislation has been introduced in Congress. If ultimately reduced to legislation enacted by Congress and signed into law by the President in a form that is consistent with those principles, such reform could change dramatically the U.S. federal taxation applicable to us and our stockholders. No reform proposal specifically addresses the taxation of REITs, but because any tax reform is likely to significantly reduce the tax rates applicable to corporations and dividends received by stockholders, the tax benefits applicable to the REIT structure may be diminished in relation to corporations. Furthermore, proposed tax reform could limit the deductibility of net interest expense and could allow for the immediate deduction of any investment in tangible property (other than land) and intangible assets. Finally, the tax reform proposals do not include any principles regarding how to transition from our current system of taxation to a new tax system based on the principles in such proposed reform. Given how dramatic the changes could be, transition rules are crucial. While it is impossible to predict whether and to what extent any tax reform legislation (or other legislative, regulatory or administrative change to the U.S. federal tax laws) will be proposed or enacted, any such change in the U.S. federal tax laws could affect materially the value of any investment in our stock. You are encouraged to consult with your tax advisor regarding possible legislative and regulatory changes and the potential effect of such changes on an investment in our shares.
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
General
As of December 31, 2016, we wholly owned two properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 17 properties that is accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
 The following table presents certain information about our consolidated properties as of December 31, 2016:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired	Occupancy at December 31, 2016	Occupancy at December 31, 2015	Effective Annual Rent per Square Foot/Unit as of December 31, 2016(1)	Effective Annual Rent per Square Foot/Unit as of December 31, 2015(1)
Chase Park Plaza	St. Louis, Missouri	—	hotel and condominium development property	100%	2006	70%(2)	69%(2)	n/a	n/a
Frisco Square	Frisco, Texas	(3)	mixed-use development (multifamily, retail, office, restaurant, and land)	(3)	2007	(4)	(4)	(5)	(5)
Northpoint Central	Houston, Texas	180,000	9-story office building	100%	2007	89%	96%	20.99	21.74
The Lodge & Spa at Cordillera	Edwards, Colorado	—	land, hotel and development property	97%	2007	63%(2)	55%(2)	n/a	n/a
Royal Island(6)	Commonwealth of Bahamas	—	land	87%	2012	n/a	n/a	n/a	n/a
_______________________________________________________________________________

(1)	Effective Annual Rent is calculated using leases in place as of December 31 and takes into account any rent concessions.

(2)	Hospitality property occupancy is a 12-month average occupancy.

(3)
Our Frisco Square mixed-use development consists of 101,000 square feet of office space, 71,000 square feet of retail, a 41,500 square foot movie theater, 114 multifamily units, approximately 24 acres of land which we own 100%, and a 275-unit multifamily project, which became fully developed in the first quarter of 2016, in which we own a 90% interest.

(4)	Occupancy for retail, office, and restaurant was 88% and 85% at December 31, 2016 and 2015, respectively. Occupancy for multifamily was 94% and 96% at December 31, 2016 and 2015, respectively.

(5)
Effective annual rent per square foot for retail, office, and restaurant was $22.77 and $21.83 at December 31, 2016 and 2015, respectively. Effective annual rent per unit for multifamily was $15,461 and $14,607 at December 31, 2016 and 2015, respectively.

(6)
Our initial investment in Royal Island was made in May 2007. We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

Two of our consolidated properties represented 10% or more of our 2016 total revenue: Chase Park Plaza at 63% and Frisco Square at 13%.
The following information generally applies to all of our investments in real estate properties:

•	we believe all of our investment properties are adequately covered by insurance and suitable for their intended purposes;

•	we have plans to make repairs and/or improvements or upgrades at some of our investment properties for which we do not currently have bids from which to estimate the costs;

•	our investment properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Portfolio Diversification
As an opportunistic and value-add fund, we utilize a business model driven by investment strategy and expected performance characteristics. Accordingly, we have investments in several types of real estate, including office, hotel, multifamily, condominium, and land held for development.
The following table shows the total revenue of our real estate portfolio for the properties we consolidate in our financial statements as of December 31, 2016, including revenues generated from tenant reimbursements:

Property	Description	2016 Revenue (in 000s)	Percentage of 2016 Revenue
Chase Park Plaza	Hotel and condominium development property	$34,354	63%
Frisco Square	Mixed-use development (multifamily, retail, office, restaurant, and land)	9,722	18%
Northpoint Central	9-story office building	3,706	7%
The Lodge & Spa at Cordillera	Land, hotel and development property	4,645	9%
Total, excluding disposed properties and mineral rights		$52,427	97%
Las Colinas Commons(1)	3-building office complex	220	—%
Northborough(1)	14-story office building	1,677	3%
Mineral rights(2)		40	—%
Total revenues(3)		$54,364	100%
____________________________________________________

(1)	Las Colinas Commons was sold on February 2, 2016 and Northborough Tower was disposed on May 9, 2016.

(2)	Amount represents funds received for mineral rights in 2016. We sold our mineral rights to an unaffiliated third party on July 1, 2016.

(3)	Royal Island is excluded from the table as the asset produced no revenue in 2016.
Geographic Diversification
The following table shows the geographic diversification of our real estate portfolio for those properties we consolidate in our financial statements as of December 31, 2016. This table does not include revenues generated from tenant reimbursements. See footnote (1) below:

Location	2016 Revenue(1) (in 000s)	Percentage of 2016 Revenue
Missouri	$32,084	66%
Texas	11,928	24%
Colorado	4,638	10%
	$48,650	100%
____________________________________________________________________

(1)
2016 revenue represents contractual base rental income of our office properties, as well as revenue from our multifamily and hotel properties, without consideration of tenant contraction or termination rights. Tenant reimbursements generally include payment of real estate taxes, operating expenses, and common area maintenance and utility charges.

Future Lease Payments Table
The following table presents the future minimum base rental payments of our office properties due to us over the next ten years from our consolidated office properties as of December 31, 2016 (in thousands):

Year	Future Minimum Base Rental Payments
2017	$6,922
2018	5,472
2019	4,396
2020	3,591
2021	2,801
2022	2,218
2023	1,699
2024	1,084
2025	1,065
2026	309
Thereafter	387
Total	$29,944

Portfolio Lease Expirations
The following table presents lease expirations at our consolidated office properties as of December 31, 2016:

Year of Expiration	Number of Leases Expiring	Annualized Office Base Rent(1) (in 000s)	Percent of Office Annualized Base Rent Expiring	Leased Rentable Sq. Ft.	Percent of Office Rentable Sq. Ft. Expiring
2017	5	$2,194	27%	107,687	31%
2018	11	993	12%	39,832	12%
2019	12	1,121	14%	42,897	13%
2020	7	792	10%	28,337	8%
2021	5	922	11%	32,176	9%
2022	1	97	1%	3,121	1%
2023	6	1,029	12%	35,035	10%
2024	1	76	1%	2,819	1%
2025	1	684	8%	41,464	12%
2026	1	107	1%	3,408	1%
Thereafter	1	273	3%	8,279	2%
Total	51	$8,288	100%	345,055	100%
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
Item 4.    Mine Safety Disclosures.
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.
Holders
As of February 28, 2017, we had 56,500,472 shares of common stock outstanding held by a total of approximately 21,000 stockholders.
Distributions
Distributions have been authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition, and other factors that our board deems relevant.  The board’s decision has been and will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT.  On March 28, 2011, our board of directors discontinued regular quarterly distributions. We have not paid any distributions since 2011.
On January 30, 2017, our stockholders approved the Plan of Liquidation and we currently anticipate paying one or more liquidating distributions to our stockholders. We intend to pay the final liquidating distribution to our stockholders no later than 24 months after January 30, 2017, although the timing of this distribution will depend on when we sell our assets. We can provide no assurances that the final distribution will be paid within a 24-month period.
The Plan of Liquidation gives us the authority, in our discretion, to determine how best to provide for any unknown or contingent liabilities consistent with Maryland law. We may obtain insurance policies to cover such costs and/or establish a reserve fund out of which to pay such costs. If a reserve fund is established, we would expect a final liquidating distribution to be paid once the manager of the reserve fund determines that no further claims are likely to be made. Such a determination could be made, for example, upon the expiration of the time periods specified in the statutes of limitations applicable to the type of claims that may be made against the reserve. If a reserve fund is created, the final payout of our assets remaining after payment of claims against the reserve fund to our stockholders may not occur for three or more years following the filing of our Articles of Dissolution.
The actual amounts and times of payment of the liquidating distributions to be paid to our stockholders will be determined by our board of directors in its discretion.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding our equity compensation plans as of December 31, 2016:

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

Share Redemption Program
In February 2006, our board of directors authorized a share redemption program for stockholders who held their shares for more than one year; however, this program has been completely suspended since January 2011 and our board has not considered any redemption requests since 2010.  On January 30, 2017, our stockholders approved the Plan of Liquidation and we do not intend to resume our share redemption program as we expect to make a final, liquidating distribution to our stockholders within 24 months of the adoption of the Plan of Liquidation.
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
As of December 31, 2016, we were invested in six assets, five of which were consolidated. We had an unconsolidated ownership interest in a joint venture consisting of 17 properties that is accounted for using the equity method. During the year ended December 31, 2016, we disposed of two of our wholly owned properties. We sold one property in our unconsolidated joint venture during 2016.
Accordingly, the following selected financial data may not be comparable. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 in this Annual Report on Form 10-K.
The selected data below has been derived from our audited consolidated financial statements (in thousands, except per share amounts):

	As of December 31,
	2016	2015	2014	2013	2012
Total assets(1)	$254,845	$306,646	$312,583	$320,737	$364,284

Notes payable, net(1)	$141,882	$154,460	$151,647	$136,702	$136,695
Other liabilities	27,168	45,441	26,898	24,665	53,997
Noncontrolling interest	430	996	617	2,372	1,364
Total Behringer Harvard Opportunity REIT I, Inc. equity	85,365	105,749	133,421	156,998	172,228
Total liabilities and equity	$254,845	$306,646	$312,583	$320,737	$364,284
_______________________________________________________________________________

(1)
Reflects our January 1, 2016 adoption of ASU 2015-03, which requires companies to present the debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the related liability.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Revenues	$54,364	$55,391	$55,487	$55,068	$42,004
Loss from continuing operations(1)	(20,330)	(25,574)	(23,944)	(23,359)	(62,286)
Income (loss) from discontinued operations(2)	—	—	—	3,985	5,728
Net loss	(20,330)	(25,574)	(23,944)	(19,374)	(56,558)
Add: Net loss (income) attributable to the noncontrolling interest(3)	566	386	414	(882)	3,782
Net loss attributable to common stockholders	(19,764)	(25,188)	(23,530)	(20,256)	(52,776)
Basic and diluted loss per share	$(0.35)	$(0.45)	$(0.42)	$(0.36)	$(0.93)
Distributions declared per share	$—	$—	$—	$—	$—
_______________________________________________________________________________

(1)
Loss from continuing operations includes impairments of $9.2 million, $11.6 million, $9.4 million, $0.4 million, and $7.3 million in the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively. In addition, we recorded impairments on our condominium inventory of $0.7 million, $0.3 million, and $12.2 million in 2015, 2013, and 2012, respectively. Loss from continuing operations also includes gains on sales of real estate of $3 million, $0.5 million, and $0.1 million in the years ended December 31, 2016, 2014, and 2013, respectively.

(2)
Income (loss) from discontinued operations includes impairments of $0.3 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively. Income (loss) from discontinued operations includes gain on sales of $12 million in the year ended December 31, 2012.

(3)
As of December 31, 2016, noncontrolling interest consists of the noncontrolling ownership interests in real estate properties that we consolidate; The Lodge & Spa at Cordillera, Royal Island, and The Ablon at Frisco Square.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and the notes thereto.
Executive Overview
We are a Maryland corporation formed in November 2004 to invest in and operate commercial real estate or real-estate related assets located in or outside the United States on an opportunistic and value-add basis. We conduct substantially all of our business through our operating partnership and its subsidiaries. We are organized and qualify as a REIT for federal income tax purposes.
Our business has been managed by an external advisor since the commencement of our initial public offering, and we have no employees. From September 20, 2005 through February 10, 2017, our external advisor was the Behringer Advisor. Effective February 10, 2017, we engaged the Advisor, an affiliate of Lightstone, to provide advisory services to us. The external advisor is responsible for managing our day-to-day affairs and for services related to implementing the Plan of Liquidation.
As of December 31, 2016, we wholly owned two properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our financial statements. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 17 properties that is accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Texas, and the Commonwealth of The Bahamas; and our equity method investment properties are located in the Czech Republic and Poland.
On August 26, 2016, in connection with a review of potential strategic alternatives available to us, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. On January 30, 2017 the Plan of Liquidation was approved by our stockholders. The Company is in various stages of marketing all of its assets for sale and expects to market and dispose of its remaining assets within two years. We expect to make liquidating distribution payments to our stockholders after we sell all of our assets, pay all of our known liabilities, and provide for unknown liabilities. We expect to complete these activities within 24 months of the adoption of the Plan of Liquidation. We can give no assurances regarding the timing of asset distributions in connection with the implementation of the Plan of Liquidation, the sales prices we will receive for our assets, or the amount or timing of any liquidating distributions.

Liquidity and Capital Resources
Liquidity Demands
Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase.  As is usual for opportunity-style real estate investment programs, we are structured as a finite-life entity. As discussed above, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. The Plan of Liquidation was approved by our stockholders on January 30, 2017. We expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities, and distribute the net proceeds from liquidation to our stockholders. We can give no assurances regarding the timing of asset dispositions with the implementation of the Plan of Liquidation, the sales prices we will receive for our assets, and the amount or timing of any liquidating distributions. It is possible that we will invest additional capital in some of our assets in order to position these assets for sale in the normal course of business. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues.  If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.
While we project having available cash to distribute to stockholders after all asset sales are completed, we are subject to outside forces beyond our control when completing the sales of our properties, some of which are more difficult to market and all of which are at various stages of disposition. As substantially all of our debt matures in the next twelve months, in the absence of completing the disposals, we would be forced to find short term financing options, which at this time we have not sought and which may be difficult to obtain given the announced liquidation of the Company.
Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Based upon our financial analysis, management believes that conditions and events raise substantial doubt about the Company’s ability to continue as a going concern due to the uncertainty associated with timing of disposals and/or refinancing of its assets.
Our ability to execute our Plan of Liquidation is dependent upon our ability to sell our real estate investments, to pay or retire debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our Company, including our development and operating properties. Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including leasing commissions, tenant improvements, and capital improvements), Company operating expenses, and interest and principal on our outstanding indebtedness.  We expect to fund a portion of these demands by using cash flow from operations of our current investments and from the sale of assets.
 We continually evaluate our liquidity and ability to fund future operations and debt obligations. Our cash balance at December 31, 2016 is $19.1 million. The notes related to Royal Island, Northpoint Central, Chase Park Plaza Hotel, and Ablon at Frisco Square mature in the next 12 months. The loans are non-recourse to the Company. We are in various stages of marketing our assets for sale and generally expect to sell assets prior to their loan maturities. See below, under the caption Debt Financings, for further details.
In addition to our debt obligations, we consider lease expirations at our consolidated office properties and other factors in evaluating our liquidity.  Operating leases for our office buildings representing 26% of office annualized base rent and 31% of office rentable square footage (effective annual rent per square foot of $20.37) will expire by the end of 2017.  In the normal course of business, we are pursuing renewals, extensions, and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  Further, it would adversely affect the value of the investment and reduce the proceeds we would receive upon the sale of the asset.
Our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to those regions or industries may result in defaults by a number of tenants within a short time period.  Any defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  Further, it would adversely affect the value of the investment and reduce the proceeds we would receive upon the sale of the asset. In particular, the Northpoint Central office building is located in the Greenspoint submarket in Houston, Texas. Demand for commercial properties in this submarket is weak due to several large blocks of space that became available as large scale users have vacated the submarket and the current volatility within the energy sector. With the uncertainty created from these relocations, the current volatility within the energy sector, and the limited number of office building transactions, it is difficult to underwrite commercial assets in this submarket. During 2016, we recorded a non-cash impairment charge for Northpoint Central. See Note 4, Assets and Liabilities Measured at Fair Value, for information on impairment charges recorded in 2016. For the year ended December 31, 2016 21% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our office buildings, which are located in Texas. For the year ended December 31, 2016, 66% and 12% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our Chase Park Plaza Hotel and Frisco Square mixed-use development, respectively.
Asset Sales
As discussed above, our board of directors and our stockholders have approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. In the next 24 months we expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities, and distribute the net proceeds from liquidation to our stockholders. We can give no assurances regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sales prices we will receive for our assets, or the amount or timing of any liquidating distributions.
Current Asset Disposition Activity
On December 22, 2015, we entered into a purchase and sale agreement with the Behringer Harvard Royal Island Debt, LP lender for the sale of Royal Island. The contract sales price was $0.9 million in cash and discharge of all indebtedness under the loan. The loan balance and accrued interest at December 31, 2016 is $24.3 million. The sale is subject to approval by the Commonwealth of the Bahamas. The contract expired on April 30, 2016 as a result of the failure of the purchaser to obtain necessary governmental approvals. In November 2016, the purchaser received the approvals necessary to own Royal Island. On March 15, 2017, we entered into a new purchase and sale agreement with the Behringer Harvard Royal Island Debt LP lender. Under the new contract, the purchaser has agreed to pay the deferred real estate taxes and seabed leases that total approximately $0.6 million and discharge of all indebtedness under the loan.
On May 5, 2016, we entered into a purchase and sale agreement for The Lodge and Spa at Cordillera for a contract price of $10 million. On February 28, 2017 we ceased to operate the hotel and expect the sale of the property to close in the second quarter of 2017.
On June 27, 2016, we executed a purchase and sale agreement to sell a 3.83 acre parcel of undeveloped land at Frisco Square to a third party for $5 million. On November 22, 2016, the purchaser amended the contract to extend the time to purchase the property to February 1, 2017 while it obtained certain approvals form the City of Frisco. On December 15, 2016, the purchaser’s escrow money of $0.3 million became non-refundable and was released to the Company. On February 1, 2017, the purchaser further amended the contract and extended the closing date to March 31, 2017. The Company received an additional $0.3 million from escrow funds held by the title company to accept the amended terms.
On August 12, 2016, we executed a purchase and sale agreement to sell 3.39 acres of land at Frisco Square to a third party for approximately $4.3 million. The purchaser is currently in its due diligence phase and may terminate the contract without penalty through March 31, 2017. If the purchaser does not terminate, we expect the sale to close in the second quarter of 2017.
On February 21, 2017, we executed a purchase and sale agreement for a 0.3 acre parcel of land at Frisco Square for $0.3 million. The purchase has up to 90 days to obtain certain approvals related to zoning and parking. We expect to close the transaction 15 days after the purchaser receives the required approvals.
On March 16, 2017, we executed a purchase and sale agreement for the Chase Park Plaza Hotel to a third party for a sales price of $94 million. The buyer has 30 days, subject to an extension under certain conditions, to conduct due diligence. During the due diligence period the buyer may, among other things, ask for a price adjustment. We expect to close the sale during the second quarter of 2017.
In March 2017, we accepted an offer to sell the Ablon at Frisco Square multifamily project and are in negotiations for a purchase and sale agreement.
For our two remaining assets, we have selected a broker for our mixed use project Frisco Square and expect to market the asset for sale during the second quarter of 2017. For our investment in the 17 Central Europe assets, we are in discussions with our joint venture partner for exit strategies which may include selling our interest in the portfolio or selling the assets as a portfolio.
There are no assurances that we will complete these transactions. In addition, all of the purchase and sale agreements have provisions that allow for termination or contract price adjustments upon certain conditions.

Completed Sales
On February 2, 2016, we sold our Las Colinas Commons office buildings for a contract sales price of $14.3 million. On February 22, 2016, we sold our remaining condominium unit in inventory at Chase - The Private Residences for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs. On May 24, 2016, we sold a 5.2 acre parcel of undeveloped land at Frisco Square for a contract sales price of $8 million. On February 14, 2017 we sold 3.29 acres of undeveloped land at Frisco Square for a contract sales price of $4.7 million.
Debt Financings
One of our principal short-term and long-term liquidity requirements is the repayment of maturing debt. The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of December 31, 2016. Interest payments on variable rate debt are based on rates in effect as of December 31, 2016. The table does not represent any extension options (in thousands):

	Payments Due by Period
	2017	2018	2019	2020	2021	After 2021	Total
Principal payments—fixed rate debt(1)	$85,979	$—	$—	$—	$—	$—	$85,979
Interest payments—fixed rate debt	2,982	—	—	—	—	—	2,982
Principal payments—variable rate debt(1)	26,875	29,456	—	—	—	—	56,331
Interest payments—variable rate debt	1,779	191	—	—	—	—	1,970
Total	$117,615	$29,647	$—	$—	$—	$—	$147,262
_______________________________________________________________________________

(1)
Does not include $0.4 million of unamortized deferred financing fees as of December 31, 2016. Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 2, Summary of Significant Accounting Policies, under the caption Deferred Financing Fees for further details.

Our non-recourse debt secured by Northborough Tower matured on January 11, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016. The principal balance of the debt at the transfer was $15.9 million.
The note for our Royal Island asset matured on November 30, 2016. On March 15, 2017, we executed a purchase and sale agreement to sell the asset to the lender. We are currently marketing Northpoint Central for sale, but we may not find a purchaser prior to the loan maturity in May 2017. If we do not receive offers above the debt or are unable to close a sale transaction prior to maturity, we will consider all alternatives, including transferring legal possession of the property to the lender. The Chase Park Plaza loan matures in August 2017. On March 16, 2017, we executed a purchase and sale agreement for the asset. We have also engaged a broker to explore refinancing options for the asset if we do not complete a sale transaction prior to maturity. The Ablon at Frisco Square loan matures in August 2017 and has two one-year extensions available. If we do not sell the asset prior to its mortgage maturity, we expect to exercise the extension option. The loans for our Frisco Square mixed use project mature in February 2018 and have two one-year extensions available. If we do not sell the asset prior to its mortgage maturity, we expect to exercise the extension option.
Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of December 31, 2016, we did not meet the debt service coverage requirement for our Northpoint loan. As a result, the lender has begun to sweep the cash from operations. We believe we were in compliance with the debt covenants under our remaining loan agreements.
We currently expect to use funds generated by our operating properties and proceeds from the disposition of properties to continue making our scheduled debt service payments until the maturity dates of the loans are extended, or the loans are refinanced or completely paid off.  However, there is no guarantee that we will be able to refinance our borrowings with more or less favorable terms or extend the maturity dates of such loans.  To the extent we are unable to reach agreeable terms with respect to extensions or refinancings, we may not have the cash necessary to repay our debt as it matures, which could result in an event of default that could allow lenders to foreclose on the property in satisfaction of the debt, seek repayment of the full amount of the debt outstanding from us or pursue other remedies.
Each of our loans is secured by one or more of our properties. At December 31, 2016, interest rates on our notes payable ranged from 3% to 15%, with a weighted average interest rate of approximately 5.4%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Frisco Square and Northpoint Central investments require monthly payments of principal and interest. At December 31, 2016, our notes payable had maturity dates that ranged from November 2016 to February 2018.
Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $19.1 million on our consolidated balance sheet as of December 31, 2016), operating cash flow from properties, and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing to achieve our investment objectives.
As of December 31, 2016, restricted cash on the consolidated balance sheet of $8.4 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.
As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our property developments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.
Loan Modifications
In February 2011, Behringer Harvard Royal Island Debt, LP secured a $10.4 million loan (the “Debt LP Loan”) for the purpose of preserving and protecting the collateral securing the Royal Island bridge loan. In February 2013 and June 2013, the lender increased the amount available to draw on the Debt LP Loan to $11.6 million and $12.4 million, respectively. Beginning in October 2013 through June 2014, the lender increased the availability of the Debt LP Loan each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. On January 25, 2016, the lender increased the amount of the loan by $0.6 million to $14.4 million to fund the estimated operating costs through the sale of the property. On April 30, 2016, the lender increased the amount of the Debt LP Loan by an additional $0.1 million to $14.5 million to fund additional operating costs of the property while approval from the Commonwealth of the Bahamas to dispose of the property was pending. We received a short term extension of the loan secured by Royal Island, extending our maturity date from November 10, 2016 to November 30, 2016. The lender has not further extended the maturity date. On March 15, 2017, we executed a purchase and sale agreement to sell the asset to the lender.
On August 4, 2016, we modified the Chase Park Plaza loan to extend the completion date for the required room and common area renovations from August 10, 2016 to August 10, 2017. The Company previously provided a completion guarantee of $6.5 million for the required renovations and that guarantee was reaffirmed with the modification. The modified loan continues to bear interest at 4.95% and matures on August 11, 2017 with two one-year extensions available. Under the modification the property must have a debt service coverage ratio, as defined, of 1.35 to exercise the extension options. Under the modified loan, we are required to escrow $1.5 million with the lender for the estimated 2017 property tax increase due to the expiration of the 10-year property tax abatement program in December 2016.
The Chase Park Plaza loan modification also requires the establishment of a $3.1 million escrow related to certain facade repairs and enhancements. The lender will disburse funds from the escrow monthly to pay the construction contract draws as the construction repair project is invoiced and completed. The Park Plaza Residential Association is responsible for reimbursing 39.3% of the construction cost as invoiced. The project is expected to be completed in December 2017. At December 31, 2016, the construction escrow balance was $2.6 million. On March 16, 2017, we executed a purchase and sale agreement to sell the Chase Park Plaza to a third party for a sales price of $94 million.
Joint Venture Indebtedness
We have a noncontrolling, unconsolidated ownership investment in a joint venture consisting of 17 properties as of December 31, 2016. We exercise significant influence over, but do not control these entities, and therefore, the joint venture is accounted for using the equity method of accounting.
As of December 31, 2016, the total amount of aggregate debt held by unrelated parties that was incurred by this joint venture was approximately $31.3 million (based upon the December 31, 2016 currency exchange). Three of the loans totaling approximately $12.2 million which are secured by six of the properties, matured on December 31, 2016 and the joint venture obtained a six month extension to June 30, 2017. This debt, along with two loans totaling $5.8 million which are secured by four of the properties and mature in December 2017 are held by the same lender. The joint venture is working to obtain new long term debt for all five of the portfolio of loans. Two additional loans, totaling $11.5 million, which are secured by six of the properties mature on March 31, 2017. These loans have a one-year extension available which the venture expects to exercise while the properties are being marketed for sale.

The table below summarizes the outstanding debt of these properties as of December 31, 2016 ($ in thousands):

Property	Joint Venture Ownership %	Weighted Average Interest Rate (as of December 31, 2016)		Carrying Amount	Maturity Date
Central Europe Joint Venture	47.01%	2.89%	(1)	$31,321	(2)
_______________________________________________________________________________

(1)	Represents the weighted average interest rate of the various notes payable secured by the 17 properties in the Central Europe Joint Venture.

(2)	Approximately $29.5 million of the loans mature in 2017; $1.9 million of the loans mature in 2018.
Market Outlook
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

Results of Operations
As of December 31, 2016, we were invested in six assets, five of which were consolidated. Two of our consolidated properties are wholly owned and three properties are consolidated through investments in joint ventures. We have an unconsolidated ownership interest in a joint venture consisting of 17 properties at December 31, 2016 that is accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Texas, and the Commonwealth of The Bahamas; and our equity method investment properties are located in the Czech Republic and Poland.
As of December 31, 2015, we were invested in eight assets, seven of which were consolidated, including Las Colinas Commons, which was classified as held for sale in our consolidated balance sheet. Four of those consolidated properties were wholly owned and three were properties consolidated through investments in joint ventures. We also had an unconsolidated ownership interest in a joint venture which held 18 properties as of December 31, 2015 that was accounted for using the equity method.
Fiscal year ended December 31, 2016 as compared to the fiscal year ended December 31, 2015
The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 ($ in thousands):

	2016	2015	$ Amount Change Incr/(Decr)	Percentage Change Incr/(Decr)	$ Change due to Dispositions(1)	$ Change due to Asset Placed in Service(2)	$ Change due to Same Store(3)
Revenues
Rental revenue	$15,425	$19,809	$(4,384)	(22.1)%	(6,476)	2,567	(475)
Hotel revenue	36,668	35,582	1,086	3.1%	—	—	1,086
Condominium sale	2,271	—	2,271	100.0%	—	—	2,271
Total revenues	54,364	55,391	(1,027)	(1.9)%	(6,476)	2,567	2,882

Expenses
Property operating expenses	6,637	7,827	(1,190)	(15.2)%	(1,723)	915	(382)
Hotel operating expenses	28,961	27,671	1,290	4.7%	—	—	1,290
Bad debt expense	75	58	17	(29.3)%	—	2	15
Cost of condominium sales	2,271	—	2,271	100.0%	—	—	2,271
Condominium inventory impairment	—	761	(761)	(100.0)%	—	—	(761)
Interest expense	9,316	8,431	885	10.5%	(468)	1,358	(5)
Real estate taxes	4,087	3,286	801	24.4%	(281)	735	347
Impairment charge	9,247	11,540	(2,293)	(19.9)%	(2,062)	—	(231)
Property management fees	1,614	1,924	(310)	(16.1)%	(389)	88	(9)
Asset management fees(4)	2,109	2,312	(203)	(8.8)%	—	81	(284)
General and administrative	5,553	4,842	711	14.7%	—	—	711
Depreciation and amortization	10,883	13,294	(2,411)	(18.1)%	(3,762)	1,419	(68)
Total expenses	$80,753	$81,946	$(1,193)	(1.5)%	(8,685)	4,598	2,894

Other income (expense), net	$(101)	$74	$(175)	(236.5)%	—	—	(175)
Gain on extinguishment of debt	$1,624	$—	$1,624	100.0%	1,624	—	—
Equity in earnings of unconsolidated joint venture	$1,615	$1,008	$607	60.2%	—	—	607
Gain on sale of real estate	$3,027	$—	$3,027	100.0%	1,277	—	1,750
_______________________________________________________________________________

(1)
Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 related to the 2016 dispositions of Las Colinas Commons and Northborough Tower.

(2)	Represents the dollar amount increase for the year ended December 31, 2016 compared to the year ended December 31, 2015 related to The Ablon at Frisco Square, which began operations in February 2016.

(3)
Represents the dollar amount increase (decrease) for the year ended December 31, 2016 compared to the year ended December 31, 2015 related to real estate and real estate-related investments owned by us during the entire periods presented (“Same Store”). Same Store for the year ended December 31, 2016 and 2015 includes Chase Park Plaza, Frisco Square, Northpoint Central, The Lodge and Spa at Cordillera, and Royal Island.

(4)
Asset management fees payable to our external advisor are an obligation to the Company. As such, asset management fees associated with all investments owned during the period are classified as continuing operations. Therefore, the amounts above include asset management fees associated with any property owned during a particular period, including those related to our disposed properties.

Continuing Operations
Revenues.    Overall, our total revenues decreased by approximately $1 million to $54.4 million for the year ended December 31, 2016.  The change in revenues was primarily due to:

•
Rental revenue decreased $4.4 million to $15.4 million for the year ended December 31, 2016 as compared to $19.8 million for 2015. The rental revenue decrease was primarily due to a decrease of $2.6 million in rental revenue from our Las Colinas Commons office building, which was sold on February 2, 2016 and a decrease of $4 million in rental revenue from our Northborough Tower office building, which was disposed on May 9, 2016. These decreases were partially offset by an increase of $2.6 million related to The Ablon at Frisco Square, which began operations in February 2016.

•
Hotel revenue increased approximately $1.1 million to $36.7 million for the year ended December 31, 2016. Hotel revenue for Chase Park Plaza Hotel increased approximately $0.7 million. Room revenue at Chase Park Plaza Hotel increased $0.4 million due to 2% increases in both revenue per available room and occupancy year-over-year. Miscellaneous income and other income at Chase Park Plaza Hotel increased $0.2 million and $0.1 million, respectively. Hotel revenue at The Lodge & Spa at Cordillera increased $0.4 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due primarily to a 15% increase in occupancy.

Property operating expenses.  Property operating expenses were approximately $6.6 million for the year ended December 31, 2016 as compared to $7.8 million for the year ended December 31, 2015, and were composed of operating expenses from our consolidated properties. The decrease of approximately $1.2 million was primarily due to a decrease of approximately $1.7 million related to our disposed assets and a decrease of $0.3 million at Frisco Square. These decreases were partially offset by an increase of $0.9 million related to The Ablon at Frisco Square, which began operations in February 2016.
Hotel operating expenses.  Hotel operating expenses were approximately $29 million for the year ended December 31, 2016 compared to $27.7 million for the year ended December 31, 2015, for an increase of $1.3 million. Hotel operating expenses at Chase Park Plaza Hotel increased $1.3 million period-over-period primarily due to increases of $0.5 million in room expense, $0.3 million in food and beverage service expense, and $0.2 million in sales and marketing. Hotel operating expenses at The Lodge and Spa at Cordillera increased by less than $0.1 million period-over-period.
Bad debt expense.  Bad debt expense for the year ended December 31, 2016 was an expense of less than $0.1 million for the years ended December 31, 2016 and 2015.
Condominium inventory impairment.    During the year ended December 31, 2015, we recorded non-cash impairments totaling approximately $0.7 million associated with our one remaining condominium unit at Chase — The Private Residences. This impairment was based on current market information and our decision to dispose of the condominium in the nearer term. We sold the condominium during the first quarter of 2016.
Interest expense.   Interest expense was approximately $9.3 million and $8.4 million for the years ended December 31, 2016 and 2015, respectively. The increase of $0.9 million in interest expense was primarily due to a $1.4 million increase at The Ablon at Frisco Square as a result of increases in the debt balance. This increase was partially offset by a decrease of $0.5 million related to our disposed assets
Real estate taxes. Real estate taxes were approximately $4.1 million and $3.3 million for the years ended December 31, 2016 and 2015, respectively. The increase of approximately $0.8 million was primarily due to a $0.7 million increase related to The Ablon at Frisco Square, which began operations in February 2016.
Impairment charge. During the year ended December 31, 2016, we recorded non-cash impairment charges of approximately $9.2 million. We recorded non-cash impairment charges of approximately $2.2 million and $7 million to reduce the carrying values of Northpoint Central and our unconsolidated investment in Central Europe, respectively, to their estimated fair values. During the year ended December 31, 2015, we recorded non-cash impairment charges of approximately $11.6 million. We recorded non-cash impairment charges of $2.1 million and $2.7 million to reduce the carrying values of our Northborough Tower and Northpoint Central office buildings, respectively, to their estimated fair values. During the year ended December 31, 2015, we also recorded a non-cash impairment charge of $6.8 million to reduce the carrying value of our Frisco Square land to its estimated fair value based on an indication of a change in market conditions for land development.

Property management fees.  Property management fees for the years ended December 31, 2016 and 2015 were approximately $1.6 million and $1.9 million, respectively. The $0.3 million decrease was primarily due to our disposed assets.
Asset management fees.  Asset management fees remained constant at $2.1 million and $2.3 million for the years ended December 31, 2016 and 2015, respectively.
General and administrative expense. General and administrative expense was $5.6 million for the year ended December 31, 2016, an increase of $0.7 million compared to the same period in 2015. The increase was primarily due to expenses related to our asset valuation, legal, and audit fees associated with the determination and preparation of the Plan of Liquidation.
Depreciation and amortization expense. Depreciation and amortization were approximately $10.9 million and $13.3 million for the years ended December 31, 2016 and 2015, respectively. The decrease of approximately $3.8 million related to our disposed assets was partially offset by an increase of $1.4 million related to The Ablon at Frisco Square, which began operations in February 2016.
Other income (expense), net. We had other income of less than $0.1 million during the year ended December 31, 2015 and other expense of approximately $0.1 million during the year ended December 31, 2016.
Gain on early extinguishment of debt. The non-recourse loan for Northborough Tower matured on January 11, 2016, and we did not repay the debt. We actively marketed the property for sale prior to the maturity, but we did not receive any offers above the loan balance. On May 9, 2016 we transferred the property to the lender via a deed-in-lieu of foreclosure. We recorded a gain on extinguishment of debt of $1.6 million. We did not have any extinguishment of debt during the year ended December 31, 2015.
Equity in earnings of unconsolidated joint venture.  Equity in earnings (losses) of unconsolidated joint venture was a gain of $1.6 million for the year ended December 31, 2016 compared to $1 million for the year ended December 31, 2015.
Gain on sale of real estate. We sold our Las Colinas Commons office building complex on February 2, 2016 and recorded a gain of $1.3 million. We sold a 5.2 acre undeveloped land parcel at Frisco Square on May 24, 2016 and recorded a gain of $1.7 million. We had no sales of our consolidated properties during the year ended December 31, 2015.

Fiscal year ended December 31, 2015 as compared to the fiscal year ended December 31, 2014
As of December 31, 2015 and 2014, we were invested in nine assets, seven of which were consolidated in our continuing operations.
The following table provides summary information about our results of operations for the years ended December 31, 2015 and 2014 ($ in thousands):

	2015	2014	$ Amount Change Incr/(Decr)	Percentage Change Incr/(Decr)
Revenues
Rental revenue	$19,809	$20,246	$(437)	(2.2)%
Hotel revenue	35,582	35,241	341	1.0%
Total revenues	55,391	55,487	(96)	(0.2)%

Expenses
Property operating expenses	7,827	8,202	(375)	(4.6)%
Hotel operating expenses	27,671	26,253	1,418	5.4%
Bad debt expense (recovery)	58	(137)	195	142.3%
Condominium inventory impairment	761	—	761	100.0%
Interest expense	8,431	10,005	(1,574)	(15.7)%
Real estate taxes	3,286	4,075	(789)	(19.4)%
Impairment charge	11,540	9,371	2,169	23.1%
Property management fees	1,924	1,842	82	4.5%
Asset management fees	2,312	2,263	49	2.2%
General and administrative	4,842	5,964	(1,122)	(18.8)%
Depreciation and amortization	13,294	12,701	593	4.7%
Total expenses	$81,946	$80,539	$1,407	1.7%

Other income, net	$74	$759	$(685)	(90.3)%
Loss on early extinguishment of debt	$—	$(246)	$246	100.0%
Equity in earnings of unconsolidated joint ventures	$1,008	$170	$838	492.9%
Gain on sale of real estate	$—	$476	$(476)	(100.0)%
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

Property operating expenses.  Property operating expenses were approximately $7.8 million for the year ended December 31, 2015 as compared to $8.2 million for the year ended December 31, 2014, and were composed of operating expenses from our consolidated properties. The decrease of approximately $0.4 million was primarily due to a $0.5 million reduction in Royal Island operating expenses as a result of lower operating expenditures as we explored the disposition of this property.
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
Impairment charge. During the year ended December 31, 2015, we recorded non-cash impairment charges of approximately $11.6 million. We recorded non-cash impairment charges of $2.1 million and $2.7 million to reduce the carrying values of our Northborough Tower and Northpoint Central office buildings, respectively, to their estimated fair values. During the year ended December 31, 2015, we also recorded a non-cash impairment charge of $6.8 million to reduce the carrying value of our Frisco Square land to its estimated fair value based on an indication of a change in market conditions for land development. In addition, we recorded approximately $0.7 million in non-cash impairment charges on our one remaining condominium unit at Chase — The Private Residences during the year ended December 31, 2015. See above “Condominium Inventory Impairment.” During the year ended December 31, 2014, we recorded a non-cash impairment charge of $9.4 million related to our Northborough Tower office building based upon a shortened hold period and as a result of market conditions in the Greenspoint submarket of Houston, Texas, a significant energy hub, where Northborough Tower is located.
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
Loss on early extinguishment of debt. On August 11, 2014, we refinanced our debt secured by Chase Park Plaza Hotel and Chase — The Private Residences (the “Chase Park Plaza Hotel” debt) with a new lender for $62.5 million in proceeds. A portion of the proceeds from the new loan were used to repay the old debt, which had a balance of approximately $46.5 million, and closing costs. We recognized approximately $0.2 million loss on early extinguishment of debt in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2014 related to unamortized deferred borrowing costs on the old debt. We had no losses on early extinguishment of debt during the year ended December 31, 2015.
Equity in earnings of unconsolidated joint venture.  Equity in earnings of unconsolidated joint venture was earnings of $1 million and earnings of $0.2 million for the years ended December 31, 2015 and 2014, respectively. During 2015, three of the Central Europe Joint Venture properties were sold and we recorded our portion of the gains on sale which totaled $3 million. This increase was partially offset by impairment charges of $2.6 million recorded during 2015 to bring certain assets to their fair value. The Company’s portion of the impairment was $1.2 million, which was recorded in the statement of operations through the equity in earnings (losses) of unconsolidated joint venture line item. In addition, operating income decreased $2.1 million year-over-year. Our portion of the decrease in operating income was $1 million. During 2014, one of the Central Europe Joint Venture properties was sold, and we recorded our portion of the gain on sale which totaled $0.2 million. There were no impairment charges recorded for the year ended December 31, 2014.
Gain on sale of real estate. We had no sales of real estate during the year ended December 31, 2015. On June 13, 2014, we sold 1.62 acres of land at our Frisco Square development to an unrelated third party for approximately $1.8 million. We recorded a $0.5 million gain on sale of real estate.

Cash Flow Analysis
Fiscal year ended December 31, 2016 as compared to the fiscal year ended December 31, 2015
During the year ended December 31, 2016, net cash used in operating activities was $1.3 million as compared to net cash provided by operating activities of $2.5 million for the year ended December 31, 2015. The primary reason for the decrease in cash flow from operating activities was the change in working capital, including the timing of receipts on accounts receivable and payments of accrued liabilities.
Net cash provided by investing activities for the year ended December 31, 2016 was $11.9 million as compared to net cash used of $34.6 million for the year ended December 31, 2015. The difference is primarily due to $21.9 million of proceeds from the dispositions of Las Colinas Commons, Northborough Tower, and our Frisco Square land during the year ended December 31, 2016. In addition, there was an approximate $24.7 million decrease in cash spent for capital improvements related to The Ablon at Frisco Square during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The Ablon at Frisco Square began operations in February 2016.
Net cash used in financing activities for the year ended December 31, 2016 was $12.3 million as compared to net cash provided by financing activities of $17.8 million for the year ended December 31, 2015. During the year ended December 31, 2016, we paid off the existing indebtedness totaling approximately $11.3 million associated with the Las Colinas Commons investment and a $3.6 million excess principal payment to reduce Northpoint Central’s loan balance with proceeds from the sale of the Las Colinas Commons asset. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. This was partially offset by draws of $7.6 million under the Ablon at Frisco Square Venture construction loan during the year ended December 31, 2016.
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
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2016.

Distributions
Distributions have been authorized at the discretion of our board of directors based on its analysis of our forthcoming cash needs, earnings, cash flow, anticipated cash flow, capital expenditure requirements, cash on hand, general financial condition and other factors that our board deems relevant. The board’s decision has been and will be influenced, in substantial part, by its obligation to ensure that we maintain our status as a REIT. On March 28, 2011, our board of directors discontinued regular quarterly distributions. We have not paid any distributions since 2011.
On January 30, 2017, our stockholders approved the Plan of Liquidation and we currently anticipate paying one or more liquidating distributions to our stockholders. We intend to pay the final liquidating distribution to our stockholders no later than 24 months after January 30, 2017, although the timing of this distribution will depend on when we sell our assets. We can provide no assurances that the final distribution will be paid within a 24-month period.
The actual amounts and times of payment of the liquidating distributions to be paid to our stockholders will be determined by our board of directors in its discretion.
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
In February 2015, the Financial Accounting Standards Board (the “FASB”) issued an update (“ASU 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The adoption of ASU 2015-02, effective January 1, 2016, did not impact our consolidated financial position, results of operations, or cash flows.

Real Estate
The value of hotels and all other buildings is depreciated over the estimated useful lives of 39 years and 25 years, respectively, using the straight-line method.
We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases. In no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense. As of December 31, 2016, all of our lease intangibles were fully amortized.
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
During the fourth quarter of 2015, we entered into a purchase and sale agreement for Las Colinas Commons, an office building located in Texas, and classified the investment as real estate held for sale in our consolidated balance sheet at December 31, 2015. The sales transaction closed on February 2, 2016. The Company is in various stages of marketing all of its assets for sale and expects to market and dispose of its remaining assets within two years. We did not have any properties classified as held for sale at December 31, 2016 as we determined that none of our assets meet the criteria that a sale is probable as discussed above.
Effective as of January 1, 2015, we adopted the revised guidance regarding discontinued operations. For sales of real estate or assets classified as held for sale after January 1, 2015, we evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine whether the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations. Prior to the adoption, when we had no involvement after the sale of a real estate investment it was treated as a discontinued operation.
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
When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by the external advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions.  The Company’s principal executive officer and principal financial officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data and with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment.  We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  While we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.

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
During the year ended December 31, 2016, we recorded $9.2 million of non-cash impairment charges as a result of measurable decreases in the fair value of two of our investments. We recorded a non-cash impairment charge of $2.2 million for our Northpoint Central building based upon indication of a decline in market value of the asset. In estimating the fair value of Northpoint Central, we primarily considered an appraisal prepared for the Plan of Liquidation. The appraised value was determined using a discounted cash flow analysis. We also recorded a non-cash impairment charge of $7 million for our unconsolidated investment in Central Europe. We reviewed estimates of the underlying real estate assets of the venture based upon a discounted cash flow analysis and did not find the asset book value reported by the venture impaired. We then evaluated our interest in the Central Europe investment for an other than temporary decline in market value and determined that we would not recover our investment during our hold period. Due to the shortened hold period contemplated in the Plan of Liquidation, the lack of control by the Company to compel the venture to sell the remaining assets and liquidate the venture during our hold period, and the absence of a market to buy our interest, we recorded an impairment of our investment interest by discounting our interest in the investment by 40% to reflect the impact of holding a non-controlling interest.
During the year ended December 31, 2015, we recorded approximately $12.3 million of non-cash impairment charges as a result of measurable decreases in the fair value of four of our investments. We recorded a non-cash impairment charge of $6.8 million for our Frisco Square land based on an indication of a change in market conditions for land development. In estimating the fair value of the Frisco Square land, we considered market comparables as well as the time and costs to hold the land until developed. We also recorded non-cash impairment charges of $2.1 million for Northborough Tower and $2.7 million for our Northpoint Central office building during 2015. In estimating the fair value of both Northborough Tower and Northpoint Central, we considered offers received during the marketing process of the assets, market comparables, and management’s internal discounted cash flow analysis prepared with the consideration of the market conditions in Houston where both buildings are located. In addition, we recorded a $0.7 million impairment for our one remaining condominium unit at Chase - The Private Residences during 2015. During the first quarter of 2016, we sold the condominium for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs.
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

New Accounting Pronouncements
In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance will require companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. In addition, early adoption will be permitted beginning after December 15, 2016, including interim reporting periods within those annual periods. Either full retrospective adoption or modified retrospective adoption is permitted. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
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
In August 2014, the FASB issued an update (“ASU 2014-15”) to ASC Topic 205, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management’s assessment of a company’s ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The adoption of this guidance required us to add additional disclosures including (i) principal conditions or events that raise substantial doubt, (ii) management’s evaluation of the significance of those conditions or events, and (iii) management’s plans which are intended to mitigate the conditions or events which raise substantial doubt.
In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases. ASU 2016-02 supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The new standard will be effective January 1, 2019, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
In June 2016, the FASB issued an update (“ASU 2016-13”) to ASC Topic 326, Credit Losses. This amended guidance requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
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
In November 2016, the FASB issued an update (“ASU 2016-18”) to ASC Topic 230, Statement of Cash Flows, Restricted Cash.  This new guidance requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and the pronouncement requires a retrospective transition method of adoption. Upon adoption, we will include amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.
In January 2017, the FASB issued an update (“ASU 2017-01”) to ASC Topic 805, Business Combinations, Clarifying the Definition of a Business. The guidance clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted, including for interim or annual periods for which financial statements have not yet been issued. As there are no current plans for future acquisitions, we do not anticipate the adoption of this guidance will have an impact on our financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $141.9 million in notes payable at December 31, 2016, $56.3 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.6 million.
Foreign Currency Exchange Risk
At December 31, 2016, we own an approximate 47% interest in a joint venture consisting of 17 properties in the Czech Republic and Poland that holds $4.9 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Additionally, we hold less than $0.1 million in a Euro-denominated account in a United States financial institution.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of December 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of December 31, 2016, the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our internal controls, as of December 31, 2016, were effective.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
On March 16, 2017, Chase Park Plaza Hotel, LLC, our indirect wholly-owned subsidiary, entered into an agreement to sell Chase Park Plaza Hotel to Hospitality Properties Trust, an unaffiliated third party, for a contract sales price of $94 million. The buyer made an earnest money deposit of $6 million, which is refundable during the inspection period. The inspection period will end on or about April 17, 2017, unless extended by an agreement of the parties. Closing is subject to completion of due diligence by the buyer and other closing conditions and is contemplated to occur during the second quarter of 2017. At the time of this filing, we cannot give any assurances that the closing of this sale is probable.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
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
Steven J. Kaplan, 66, has served as one of our directors since February 2006 and as Non-Executive Chairman of the Board since October 2014. He has over 40 years of experience in the commercial real estate industry. From 1994 through August 1999, Mr. Kaplan served as the President and Chief Executive Officer of Landauer Associates, Inc., a national valuation and consulting firm. In this capacity, Mr. Kaplan expanded the services of Landauer to include a national capital markets group as well as an international hospitality division. Landauer was sold to Grubb & Ellis in August 1999, and Mr. Kaplan served as Chief Operating Officer of this international brokerage and property management firm. Since leaving Grubb & Ellis in March 2000, Mr. Kaplan has provided advisory services for various real estate service providers, owners and investors and has engaged in the practice of law with a focus on commercial real estate transactions. Mr. Kaplan served as a director of TIER REIT, Inc. from May 2003 until April 2004. Mr. Kaplan is an attorney and is admitted to practice law in Texas.
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
Barbara C. Bufkin, 61, has served as one of our directors since March 2005. Ms. Bufkin has more than 30 years’ experience in the insurance industry. Ms. Bufkin has served as Executive Vice President of Hamilton USA, a member of the Hamilton Insurance Group, since September 2014. Ms. Bufkin served as Chief Operating Officer of Global Strategic Advisory at Guy Carpenter & Company, LLC from August 2013 to September 2014. She served as Executive Vice President, Business Development of Argo Group International Holdings, Ltd. (“Argo Group”) from March 2011 through June 2013. Prior to that, Ms. Bufkin served as Senior Vice President, Business Development of Argo Group from August 2007 to March 2011. Prior to that, from August 2004 until August 2007, Ms. Bufkin was Senior Vice President, Corporate Business Development of Argonaut Group, Inc. (“Argonaut”). From September 2002 until August 2004, Ms. Bufkin was Vice President of Corporate Business Development of Argonaut. Ms. Bufkin graduated cum laude from the State University of New York at Buffalo, with a Bachelors of Arts degree in Philosophy. She is an alumna of the Leadership Texas, Stanford Executive Education, and Wharton Executive Education programs. She was a Director of the Southwestern Insurance Information Service for eight years. In 2000, she was nominated to the Texas Women’s Hall of Fame and was selected to the 2004 Class of Leadership America. Ms. Bufkin was chosen as APIW (Association of Professional Insurance Woman) 2012 Insurance Woman of the Year.
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
Michael D. Cohen, 42, has served as one of our directors since October 2014 and as our interim President from February 2015 through March 2015. Mr. Cohen serves as a Manager and President of Behringer. Since February 2013, Mr. Cohen has served as a director of Behringer Harvard Opportunity REIT II, Inc. Mr. Cohen also serves as a director of Monogram Residential Trust, Inc., a New York Stock Exchange-listed REIT (MORE-NYSE), and as President of Vertical Capital Income Fund, (VCAPX) a closed-end interval mutual fund. Mr. Cohen also works closely with Provasi Capital Partners to develop institutional investments and manage relationships with the Company’s institutional investors. Mr. Cohen joined Behringer in 2005 from Crow Holdings, the investment office of the Trammell Crow family, where he concentrated on the acquisition and management of the firm’s office, retail, and hospitality assets. Mr. Cohen began his career in 1997 at Harvard Property Trust and Behringer Partners, predecessor companies to Behringer. He received a Bachelor of Business Administration degree from the University of the Pacific in Stockton, California, and a Master of Business Administration degree from Texas Christian University in Fort Worth, Texas. He is a member of the Association of Foreign Investors in Real Estate.

Our board of directors has concluded that Mr. Cohen is qualified to serve as one of our directors for reasons including his significant experience in commercial real estate, which allows him to provide valuable investment advice.
Terry L. Gage, 59, has served as one of our directors since September 2007. Mr. Gage has more than 20 years of senior management experience in corporate financial management, accounting and administration within the software, engineering, government contracting and professional services industries. Since July 2016, Mr. Gage has served as Vice President of Finance-Central Region for Southern Glazer’s Wine and Spirits, a diversified alcoholic beverage distributor. Mr. Gage served as Senior Vice President-Finance of Glazer’s, Inc., a diversified alcoholic beverage distributor, from August 2014 to July 2016, when Glazer’s, Inc. merged with Southern Wines and Spirits to form Southern Glazer’s Wine and Spirits. Prior to that, from January 2013, Mr. Gage served as Vice President-Finance of Glazer’s, Inc. From May 2010 to December 2012, Mr. Gage was a business and financial consultant. From June 2008 to May 2010, Mr. Gage served as Chief Financial Officer and Vice President-Finance of Wilson & Associates, LLC, an interior architectural design firm. From September 2007 to June 2008, Mr. Gage served as Chief Administrative Officer of Wilson & Associates, LLC. From 2003 to September 2007, Mr. Gage was a business and financial consultant. From 1995 to 2003, Mr. Gage served as Executive Vice President and Chief Financial Officer, as well as Treasurer and Assistant Secretary, of Carreker Corporation, formerly a publicly traded consulting and software solutions company for the banking industry. He holds a Bachelor of Business Administration degree from Eastern Michigan University and was a Certified Public Accountant from 1982 to 1989.
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
Executive Officers
In addition, the following individuals serve as our executive officers:
Thomas P. Kennedy, 60, has served as the Company’s President since April 2015. Mr. Kennedy also serves as President of Behringer Harvard Opportunity REIT II, Inc. Mr. Kennedy also serves as President of the Behringer Advisor and in similar positions for other Behringer-advised programs. Prior to joining the Company, Mr. Kennedy served as Chief Financial Officer and Chief Operating Officer of UrbanAmerica Advisors, LLC, a registered investment advisor that focuses on renewing and redeveloping neglected metropolitan districts across the United States, since March 2008. From March 2006 through March 2008, Mr. Kennedy served as a Manager of an investment fund managed by TriLyn Investment Management, LLC, a privately held investment management firm.  From January 2004 through February 2006, Mr. Kennedy served as a Managing Director of The Greenwich Group International, LLC, a real estate investment banking company.  Mr. Kennedy began his career in 1982 at Equitable Real Estate Management, Inc. (a predecessor of Lend Lease Real Estate Advisors—US) as an accountant and rose to become Principal Managing Director and a member the management committee of Lend Lease Real Estate Advisors—US, a position he held through February 2003.  Mr. Kennedy holds a Bachelor of Science degree in Accounting from Manhattan College.
Lisa Ross, 54, was elected our Chief Financial Officer in October 2014. Ms. Ross also serves as Senior Vice President and Treasurer of the Company, positions that she has held since October 2013 and January 2012, respectively. Ms. Ross has been the Company’s principal accounting officer since January 2012.  As Chief Financial Officer, Ms. Ross is the Company’s principal financial officer.  From January 2011 through January 2012, Ms. Ross served as the Senior Controller and Director of Financial Reporting for the Company.  She also serves in similar positions for other Behringer-advised programs.  Prior to joining Behringer, from 2006 to 2010, Ms. Ross served as the Controller for a private real estate development project and managed the accounting and reporting for a private family wealth office with investments in real estate, oil and gas and other financial investments.  From 1996 to 2005, Ms. Ross was Partnership Controller for The Hampstead Group, a privately held real estate investment company, where she oversaw the financial reporting and investor valuation for four funds with investments of approximately $1 billion. From 1989 to 1995, Ms. Ross served in multiple capacities for McNeil Real Estate Management, including Partnership Controller where she oversaw the financial and tax reporting for three non-traded public real estate investment funds and one privately held real estate investment fund with investments of approximately $250 million.  Ms. Ross holds a Master of Management and Administrative Sciences degree from the University of Texas at Dallas and a Bachelor of Business Administration degree from Baylor University.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to the Company during and with respect to the fiscal year ended December 31, 2016 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2016.
Code of Ethics
Our board of directors has adopted a Code of Business Conduct Policy that is applicable to all members of our board of directors and our executive officers. We have posted the policy on the website maintained for us at www.behringerinvestments.com. If, in the future, we amend, modify or waive a provision in the Code of Business Conduct Policy, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by promptly posting such information on the website maintained for us as necessary.
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
Item 11.    Executive Compensation.
Compensation Discussion and Analysis
We do not directly compensate our named executive officers, nor do we reimburse our external advisor for compensation paid to our named executive officers for services rendered to us. We pay certain management fees to our external advisor to compensate the external advisor for the services it provides in our day-to-day management. In addition, we reimburse certain expenses of the external advisor, including reimbursement for the costs of salaries and benefits of certain of their employees. Reimbursement for the costs of salaries and benefits of our external advisor’s employees relate to compensation paid to our external advisor’s employees that provide services to us such as accounting, administrative or legal, for which our external advisor or its affiliates are not entitled to compensation in the form of a separate fee. A description of the fees that we pay to our external advisor and other affiliates is found in Item 13 below. We, therefore, do not have, nor has our board of directors or compensation committee considered a compensation policy or program for our executive officers, and thus we have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.
If we determine to compensate our named executive officers in the future, the Compensation Committee will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of our shares.
Directors’ Compensation
We pay each of our independent directors an annual retainer of $40,000. We pay our non-executive Chairman of the Board an annual retainer of $40,000. We pay the chairman of our Special Committee an annual retainer $30,000 and the other members of the Special Committee an annual retainer of $10,000. In addition, we pay the chairman of the Audit Committee an annual retainer of $15,000 and the chairwoman of our Nominating Committee an annual retainer of $10,000. These retainers are payable quarterly in arrears. In addition, we pay each independent director (a) $1,500 for each board of directors or committee meeting attended in person or by telephone and (b) $750 for each written consent considered by the director. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.

Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2016:

Name	Fees Earned		Option Awards ($)(1)	Total ($)
Barbara C. Bufkin	$96,000		$—	$96,000
Michael D. Cohen	—		—	—
Terry L. Gage	101,000	(2)	—	101,000
Steven J. Kaplan	155,000		—	155,000
Thomas P. Kennedy	—		—	—
_______________________________________________________________________________

(1)	The value of stock option awards represents the amount of compensation cost under Accounting Standards Codification (“ASC”) Topic 718. We did not grant any options in 2016.

(2)	Includes payment of $23,750 in 2017 for services rendered in 2016.
Incentive Award Plan
The Incentive Award Plan was originally approved by our board of directors on November 23, 2004. An amendment and restatement of the Incentive Award Plan was approved by our board of directors on July 19, 2005 and by our stockholders on July 25, 2005. The Incentive Award Plan, as amended, is administered by our board of directors and provides for equity awards to our employees, directors and consultants and those of our affiliates. A total of 11,000,000 shares were authorized and reserved for issuance under our Incentive Award Plan; however, no incentive awards may be granted after November 22, 2014. Therefore, we did not grant any options during the year ended December 31, 2016.
Compensation Committee Interlocks and Insider Participation
No member of our Compensation Committee served as an officer or employee of the Company or any of our subsidiaries during the fiscal year ended December 31, 2016 or formerly served as an officer of the Company or any of our subsidiaries. In addition, during the fiscal year ended December 31, 2016, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information regarding our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	75,000	$7.50	—
Equity compensation plans not approved by security holders	—	—	—
Total	75,000	$7.50	—
Security Ownership of Certain Beneficial Owners
The following table sets forth information as of February 28, 2017 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, each of our executive officers, and our directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Barbara C. Bufkin(2)(3)	25,000	*
Michael D. Cohen(4)	—	—
Terry L. Gage(2)(3)	25,000	*
Steven J. Kaplan(2)(3)	25,000	*
Thomas P. Kennedy(2)	—	—
Lisa Ross(4)	—	—
All directors and executive officers as a group (six persons)	75,000	*
________________________________________________________________________
* Represents less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2017. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address of Ms. Bufkin and Messrs. Gage, Kaplan, and Kennedy is c/o Behringer Harvard Opportunity REIT I, Inc., 14675 Dallas Parkway, Suite 600, Dallas, TX 75254.

(3)	Includes up to 25,000 shares issuable pursuant to vested stock options.

(4)	The address of Mr. Cohen and Ms. Ross is c/o Stratera Services, LLC, 14675 Dallas Parkway, Suite 600, Dallas, TX 75254.

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
Transactions with Related Persons
Our external advisor and certain of its affiliates may receive fees and compensation in connection with the management and sale of our assets based on an advisory management agreement, as amended and restated.
From September 20, 2005 through February 10, 2017, we were party to successive advisory management agreements, each with a term of one year or less, with the Behringer Advisor. The most recently executed advisory management agreement was the Fourth Amended and Restated Advisory Management Agreement (the “Fourth Advisory Agreement”) entered into on May 31, 2016 and effective as of May 15, 2016. On February 10, 2017, we entered into a Termination of Advisory Management Agreement with the Behringer Advisor and (solely with respect to certain sections) Behringer (the “Advisory Termination Agreement”) pursuant to which the Fourth Advisory Agreement was terminated as of the close of business on February 10, 2017.
Concurrently with our entry into the Advisory Termination Agreement, we engaged the Advisor to provide us with advisory services pursuant to an advisory management agreement (the “Lightstone Advisory Agreement”). The fees earned by and expenses reimbursed to the Advisor pursuant to the Lightstone Advisory Agreement are identical to the fees earned by and expenses reimbursed to the Behringer Advisor pursuant to the Fourth Advisory Agreement. The following discussion describes the fees and expenses payable to our external advisor and its respective affiliates under both the Fourth Advisory Agreement (in effect from May 15, 2016 through February 10, 2017) and any predecessor advisory agreements with the Behringer Advisor and the Lightstone Advisory Agreement (in effect as of February 10, 2017).
We pay the external advisor an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month. We incurred $2.1 million and $2.3 million in asset management fees for the years ended December 31, 2016 and 2015, respectively.
We pay the external advisor acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the year ended December 31, 2016, we incurred $0.1 million acquisition and advisory fees. For the year ended December 31, 2015, we incurred acquisition and advisory fees of $0.3 million related to The Ablon at Frisco Square development. During the year ended December 31, 2015, the Behringer Advisor waived $200,000 of acquisition fees related to the construction of The Ablon at Frisco Square.
The debt financing fee paid to the external advisor for a Loan (as defined in the advisory agreement) will be 1% of the loan commitment amount. Amounts due to the external advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the years ended December 31, 2016 and 2015.

Subject to certain restrictions as described in the advisory agreement, we reimburse the external advisor for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our external advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (i) 2% of our average invested assets or (ii) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the external advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. In addition, pursuant to the advisory agreement, our obligation to reimburse the external advisor for certain costs incurred in connection with administrative services is limited to $1.66 million. We do not reimburse our external advisor for the salaries and benefits that our external advisor pays to our named executive officers. For the years ended December 31, 2016 and 2015, we incurred costs for administrative services of $1.2 million and $1.4 million, respectively.
From September 20, 2005 through February 10, 2017, we were party to a property management and leasing agreement, which was amended and restated at various times (as amended and restated, the “Behringer Property Management Agreement”) between us, our operating partnership, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC (collectively, the “Behringer Manager”). On February 10, 2017, we entered into a Termination of Property Management and Leasing Agreement with the Behringer Manager and (solely with respect to certain sections) Behringer (the “Property Management Termination Agreement”) pursuant to which the Behringer Property Management Agreement was terminated as of the close of business on February 10, 2017.
Concurrently with our entry into the Property Management Termination Agreement, we engaged LSG-BH I Property Manager LLC (the “Lightstone Manager”), an affiliate of the Advisor, pursuant to a property management and leasing agreement (the “Lightstone Property Management Agreement”). The fees earned by and expenses reimbursed to the Lightstone Manager pursuant to the Lightstone Property Management Agreement are identical to the fees earned by and expenses reimbursed to the Behringer Manager Advisor pursuant to the Behringer Property Management Agreement. The following discussion describes the fees and expenses payable to our affiliated property manager and its respective affiliates under both the Behringer Property Management Agreement (in effect from September 20, 2005 through February 10, 2017) and the Lightstone Property Management Agreement (in effect as of February 10, 2017).
We pay our property manager fees for management, leasing, and maintenance supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. We will pay our property manager an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property. In no event will we pay both a property management fee and an oversight fee to our property manager with respect to any particular property. If we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred property management fees or oversight fees of approximately $0.2 million and $0.7 million during the years ended December 31, 2016 and 2015, respectively.
At December 31, 2016 and 2015, we had a payable to our Behringer Advisor and its affiliates of $0.5 million and $0.8 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to the Behringer Advisor and the Behringer Manager.
We are dependent on our external advisor and property manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. If these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.
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
Audit and Non-Audit Fees
The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the years ended December 31, 2016 and 2015 (in thousands):

Service	2016	2015
Audit Fees(1)	$705	$661
Audit-Related Fees(2)	30	—
Tax Fees(3)	18	6
All Other Fees	—	—
Total Fees	$753	$667
_____________________________________________________________________________

(1)	Audit fees consist principally of fees for the audit of our annual consolidated financial statements and review of our consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Audit-related fees consist of professional services performed in connection with our filing of certain Proxy Materials during the year.

(3)	Tax fees consist principally of assistance with matters related to tax compliance, tax planning, and tax advice.
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
Our Audit Committee approved all of the services provided by, and fees paid to, Deloitte & Touche during the years ended December 31, 2016 and 2015.

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

Behringer Harvard Opportunity REIT I, Inc.
March 22, 2017	By:	/s/ THOMAS P. KENNEDY
Thomas P. Kennedy President Principal Executive Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 22, 2017	/s/ THOMAS P. KENNEDY
Thomas P. Kennedy President Principal Executive Officer

March 22, 2017	/s/ STEVEN J. KAPLAN
Steven J. Kaplan Non-Executive Chairman of the Board of Directors

March 22, 2017	/s/ MICHAEL D. COHEN
Michael D. Cohen Director

March 22, 2017	/s/ LISA ROSS
Lisa Ross Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

March 22, 2017	/s/ BARBARA C. BUFKIN
Barbara C. Bufkin Director

March 22, 2017	/s/ TERRY L. GAGE
Terry L. Gage Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Behringer Harvard Opportunity REIT I, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Opportunity REIT I, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
The accompanying consolidated financial statements for the year ended December 31, 2016 have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 9 to the consolidated financial statements, the Company’s total debt of $142 million coming due within 12 months from the date these consolidated financial statements are issued and its insufficient capital to repay the debt raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 1 to the consolidated financial statements, on January 30, 2017, the Company’s stockholders approved a plan of liquidation.

/s/ Deloitte & Touche LLP
Dallas, Texas
March 22, 2017

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
Assets
Real estate
Land and improvements, net	$54,759	$58,936
Buildings and improvements, net	149,959	132,670
Real estate under development	840	39,121
Total real estate	205,558	230,727
Assets associated with real estate held for sale	—	12,679
Condominium inventory	—	2,201
Cash and cash equivalents	19,086	20,746
Restricted cash	8,406	8,880
Accounts receivable, net	4,257	6,273
Prepaid expenses and other assets	1,670	2,015
Investment in unconsolidated joint venture	7,711	13,953
Furniture, fixtures and equipment, net	3,668	2,719
Lease intangibles, net	1,182	2,248
Other intangibles, net	3,307	4,205
Total assets	$254,845	$306,646
Liabilities and Equity
Notes payable, net	$141,882	$154,460
Accounts payable	1,385	3,433
Payables to related parties	529	747
Acquired below-market leases, net	—	758
Accrued and other liabilities	25,254	25,606
Obligations associated with real estate held for sale	—	14,897
Total liabilities	169,050	199,901
Commitments and contingencies	—	—
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none outstanding	—	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding at December 31, 2016 and 2015	6	6
Additional paid-in capital	507,303	507,303
Accumulated distributions and net loss	(417,023)	(397,259)
Accumulated other comprehensive loss	(4,921)	(4,301)
Total Behringer Harvard Opportunity REIT I, Inc. equity	85,365	105,749
Noncontrolling interest	430	996
Total equity	85,795	106,745
Total liabilities and equity	$254,845	$306,646

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2016, 2015, and 2014
(in thousands, except per share amounts)

	2016	2015	2014
Revenues
Rental revenue	$15,425	$19,809	$20,246
Hotel revenue	36,668	35,582	35,241
Condominium sales	2,271	—	—
Total revenues	54,364	55,391	55,487
Expenses
Property operating expenses	6,637	7,827	8,202
Hotel operating expenses	28,961	27,671	26,253
Bad debt expense (recovery)	75	58	(137)
Cost of condominium sales	2,271	—	—
Condominium inventory impairment	—	761	—
Interest expense	9,316	8,431	10,005
Real estate taxes	4,087	3,286	4,075
Impairment charge	9,247	11,540	9,371
Property management fees	1,614	1,924	1,842
Asset management fees	2,109	2,312	2,263
General and administrative	5,553	4,842	5,964
Depreciation and amortization	10,883	13,294	12,701
Total expenses	80,753	81,946	80,539
Interest income	5	16	47
Other income (loss)	(101)	74	759
Gain (loss) on debt extinguishment	1,624	—	(246)
Loss before gain on sale of real estate, income taxes, and equity in earnings of unconsolidated joint venture	(24,861)	(26,465)	(24,492)
Provision for income taxes	(111)	(117)	(98)
Equity in earnings of unconsolidated joint venture	1,615	1,008	170
Gain on sale of real estate	3,027	—	476
Net loss	(20,330)	(25,574)	(23,944)
Net loss attributable to the noncontrolling interest	566	386	414
Net loss attributable to common stockholders	$(19,764)	$(25,188)	$(23,530)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500
Basic and diluted loss per share	$(0.35)	$(0.45)	$(0.42)
Comprehensive loss:
Net loss	$(20,330)	$(25,574)	$(23,944)
Other comprehensive loss:
Foreign currency translation loss	(620)	(2,484)	(2,265)
Reclassifications to net loss:
Unrealized loss on interest rate derivatives	—	—	86
Total other comprehensive loss	(620)	(2,484)	(2,179)
Comprehensive loss	(20,950)	(28,058)	(26,123)
Comprehensive loss attributable to noncontrolling interest	566	386	414
Comprehensive loss attributable to common stockholders	$(20,384)	$(27,672)	$(25,709)

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Equity
(in thousands, except share amounts)

	Convertible Stock		Common Stock
						Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital
Balance at January 1, 2014	1,000	$—	56,500,472	$6	$505,167	$(348,541)	$366	$2,372	$159,370
Net loss	—	—	—	—	—	(23,530)	—	(414)	(23,944)
Contributions from non-controlling interest	—	—	—	—	—	—	—	791	791
Transfer of noncontrolling interest	—	—	—	—	2,136	—	—	(2,136)	—
Other comprehensive income (loss):
Foreign currency translation loss	—	—	—	—	—	—	(2,265)	—	(2,265)
Reclassification of unrealized loss on interest rate derivatives to net income	—	—	—	—	—	—	82	4	86
Balance at December 31, 2014	1,000	—	56,500,472	6	507,303	(372,071)	(1,817)	617	134,038
Net loss	—	—	—	—	—	(25,188)	—	(386)	(25,574)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	765	765
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(2,484)	—	(2,484)
Balance at December 31, 2015	1,000	—	56,500,472	6	507,303	(397,259)	(4,301)	996	106,745
Net loss	—	—	—	—	—	(19,764)	—	(566)	(20,330)
Other comprehensive loss:
Foreign currency translation loss	—	—	—	—	—	—	(620)	—	(620)
Balance at December 31, 2016	1,000	$—	56,500,472	$6	$507,303	$(417,023)	$(4,921)	$430	$85,795

See Notes to Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2016, 2015, and 2014
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(20,330)	$(25,574)	$(23,944)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,035	13,059	12,379
Amortization of deferred financing fees	649	665	1,261
(Gain) loss on early extinguishment of debt	(1,624)	—	246
Loss on retirement of asset	16	108	—
Gain on sale of real estate	(3,027)	—	(476)
Impairment charge	9,247	12,301	9,371
Bad debt expense (recovery)	75	58	(137)
Equity in earnings of unconsolidated joint ventures	(1,615)	(1,008)	(170)
Loss on derivatives	—	—	86
Change in operating assets and liabilities:
Accounts receivable	119	776	(597)
Condominium inventory	2,201	5	—
Prepaid expenses and other assets	319	(344)	(27)
Accounts payable	262	(247)	205
Accrued and other liabilities	1,839	3,438	170
Payables to related parties	(219)	(376)	351
Lease intangibles	(285)	(358)	(493)
Cash provided by (used in) operating activities	(1,338)	2,503	(1,775)
Cash flows from investing activities:
Proceeds from sale of real estate	21,854	—	1,743
Additions of property and equipment	(10,136)	(34,360)	(13,337)
Change in restricted cash	27	(760)	(3,230)
Distributions received from unconsolidated joint venture	202	520	452
Cash provided by (used in) investing activities	11,947	(34,600)	(14,372)
Cash flows from financing activities:
Financing costs	—	—	(1,475)
Borrowing costs paid on extinguishment of debt	—	—	(590)
Proceeds from notes payable	8,237	18,679	63,465
Payments on related parties note payable	—	—	—
Payments on notes payable	(20,506)	(1,616)	(47,825)
Contributions received from noncontrolling interest holders	—	765	791
Cash provided by (used in) financing activities	(12,269)	17,828	14,366
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Net change in cash and cash equivalents	(1,660)	(14,269)	(1,781)
Cash and cash equivalents at beginning of the year	20,746	35,015	36,796
Cash and cash equivalents at end of the year	$19,086	$20,746	$35,015

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
We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential. We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction. As of December 31, 2016, we wholly owned two properties and consolidated three properties through investments in joint ventures. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 17 properties that is accounted for using the equity method. Our investment properties are located in Colorado, Missouri, Texas, and the Commonwealth of The Bahamas; and our equity method investment properties are located in the Czech Republic and Poland.
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
Our business has been managed by an external advisor since the commencement of our initial public offering and we have no employees. From September 20, 2005 through February 10, 2017, an affiliate of Stratera Holdings, LLC (formerly known as Behringer Harvard Holdings, LLC) (“Behringer”) acted as our external advisor (the “Behringer Advisor”). On February 10, 2017, we engaged an affiliate of the Lightstone Group (“Lightstone”), LSG-BH I Advisor LLC (the “Advisor”), to provide advisory services to us. The external advisor is responsible for managing our day-to-day affairs and for services related to the sale of our assets.
On August 26, 2016, in connection with an evaluation of strategic alternatives available to us and the possible execution of a liquidity event, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution (the “Plan of Liquidation”) and recommended that the Plan of Liquidation be submitted to our stockholders for approval. On January 30, 2017, our stockholders approved the Plan of Liquidation.
Pursuant to the Plan of Liquidation, we expect to make liquidating distribution payments to our stockholders after we sell all of our assets, pay all of our known liabilities, and provide for unknown liabilities. We expect to complete these activities within 24 months of the adoption of the Plan of Liquidation. We can give no assurances regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sales prices we will receive for our assets and the amount or timing of any liquidating distributions.
Presentation of Financial Statements and Going Concern
Our financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as we proceed through our disposition phase. As is usual for opportunity-style real estate investment programs, we are structured as a finite-life entity. As discussed above, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. The Plan of Liquidation was approved by our stockholders on January 30, 2017. Under the Plan of Liquidation we expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities, and distribute the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts or timing of any liquidating distributions. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues. Our ability to execute our Plan of Liquidation is dependent upon our ability to sell real estate investments, to pay or retire debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our Company, including our development and operating properties.
As a result of the approval of the Plan of Liquidation, we anticipate changing our basis of accounting from the going concern basis to liquidation basis of accounting. Under liquidation basis of accounting, all of our assets must be stated at their estimated net realizable values, which is the amount expected to be collected in settling or disposing the assets.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

While we project having available cash to distribute to stockholders after all asset sales are completed, we are subject to outside forces beyond our control when completing the sales of our properties, some of which are more difficult to market and all of which are at various stages of disposition. As substantially all of our debt matures in the next twelve months, in the absence of completing the disposals, we would be forced to find short term financing options which, at this time, we have not sought out and which may be difficult to obtain given the announced liquidation of the Company.
Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Based upon our financial analysis, management believes that conditions and events raise substantial doubt about the Company’s ability to continue as a going concern due to the uncertainty associated with timing of disposals and/or refinancing of its assets.
2. Summary of Significant Accounting Policies
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We evaluate these estimates, including investment impairment, on a regular basis.  These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances and include such items as impairment of long-lived assets, depreciation and amortization, and allowance for doubtful accounts.  Actual results could differ from those estimates.
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired were evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we are the primary beneficiary. If the interest in the entity was determined not to be a VIE, then the entity was evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement. For entities in which we have a less than controlling interest or entities which we are not deemed to be the primary beneficiary, we account for the investment using the equity method of accounting.
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
In February 2015, the Financial Accounting Standards Board (the “FASB”) issued an update (“ASU 2015-02”) to ASC Topic 810, Amendments to the Consolidation Analysis. ASU 2015-02 makes several modifications to the consolidation guidance for VIEs and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. The adoption of ASU 2015-02, effective January 1, 2016, did not impact our consolidated financial position, results of operations, or cash flows.
In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.
Real Estate
We amortize the value of in-place leases, in-place tenant improvements, and in-place leasing commissions to expense over the initial term of the respective leases. In no event does the amortization period for intangible assets or liabilities exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the acquired lease intangibles related to that tenant would be charged to expense. As of December 31, 2016, all of our lease intangibles were fully amortized.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

The value of hotels and all other buildings is depreciated over the estimated useful lives of 39 years and 25 years, respectively, using the straight-line method. Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

December 31, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Acquired Below-Market Leases	Other Intangibles
Cost	$198,499	$57,148	$3,643	$—	$9,626
Less: depreciation and amortization	(48,540)	(2,389)	(2,461)	—	(6,319)
Net	$149,959	$54,759	$1,182	$—	$3,307

December 31, 2015	Buildings and Improvements(1)	Land and Improvements(1)	Lease Intangibles(1)	Acquired Below-Market Leases	Other Intangibles
Cost	$174,732	$60,962	$7,580	$(3,311)	$9,626
Less: depreciation and amortization	(42,062)	(2,026)	(5,332)	2,553	(5,421)
Net	$132,670	$58,936	$2,248	$(758)	$4,205
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
During the fourth quarter of 2015, we entered into a purchase and sale agreement for Las Colinas Commons, an office building located in Texas, and classified the investment as real estate held for sale in our consolidated balance sheet at December 31, 2015. The sales transaction closed on February 2, 2016. The Company is in various stages of marketing all of its assets for sale pursuant to the Plan of Liquidation, and it expects to market and dispose of its remaining assets within 24 months from January 30, 2017, the date our stockholders approved the Plan of Liquidation. We did not have any properties classified as held for sale at December 31, 2016 as we determined that none of our assets meet the criteria that a sale is probable as discussed above.
Effective as of January 1, 2015, we adopted the revised guidance regarding discontinued operations. For sales of real estate or assets classified as held for sale after January 1, 2015, we evaluate whether a disposal transaction meets the criteria of a strategic shift and will have a major effect on our operations and financial results to determine whether the results of operations and gains on sale of real estate will be presented as part of our continuing operations or as discontinued operations in our consolidated statements of operations. If the disposal represents a strategic shift, it will be classified as discontinued operations for all periods presented; if not, it will be presented in continuing operations. Prior to the adoption, when we had no involvement after the sale of a real estate investment it was treated as a discontinued operation.
Condominium Inventory
Condominium inventory is stated at the lower of cost or fair market value. In addition to land acquisition costs, land development costs, and construction costs, costs include interest and real estate taxes, which are capitalized during the period beginning with the commencement of development and ending with the completion of construction.
For condominium inventory, at each reporting date, management compares the estimated fair value less costs to sell to the carrying value. An adjustment is recorded to the extent that the fair value less selling costs is less than the carrying value. We determine the estimated fair value of condominiums based on comparable sales in the normal course of business under existing

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

and anticipated market conditions. This evaluation takes into consideration estimated future selling prices, costs incurred to date, estimated additional future costs, and management’s plans for the property. On February 22, 2016 we sold our one remaining condominium unit in inventory at Chase—The Private Residences for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs.
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
Accounts Receivable
Accounts receivable primarily consist of straight-line rental revenue receivables of $2 million and $4.2 million as of December 31, 2016 and 2015, respectively, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.4 million as of the years ended December 31, 2016 and 2015. The allowance for doubtful accounts was $0.2 million and $0.3 million as of December 31, 2016 and 2015, respectively.
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
Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of five to seven years. Properties classified as held for sale are not depreciated. Maintenance and repairs are charged to operations as incurred while renewals or improvements to such assets are capitalized. Accumulated depreciation associated with our furniture, fixtures, and equipment was $17 million and $16.3 million as of December 31, 2016 and 2015, respectively.
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
When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition to the carrying amount of the asset. These projected cash flows are prepared internally by our advisor and reflect in-place and projected leasing activity, market revenue and expense growth rates, market capitalization rates, discount rates, and changes in economic and other relevant conditions. The Company’s principal executive officer and principal financial officer review these projected cash flows to assure that the valuation is prepared using reasonable inputs and assumptions that are consistent with market data and with assumptions that would be used by a third-party market participant and assume the highest and best use of the investment. We consider trends, strategic decisions regarding future development plans, and other factors in our assessment of whether impairment conditions exist. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. While

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

we believe our estimates of future cash flows are reasonable, different assumptions regarding factors such as market rents, economic conditions, and occupancy rates could significantly affect these estimates.
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
During the year ended 2016, we recorded $9.2 million of non-cash impairment charges as a result of measurable decreases in the fair value of two of our investments.  We recorded a non-cash impairment charge of $2.2 million for our Northpoint Central building based upon indication of a decline in market value of the asset.  In estimating the fair value of Northpoint Central, we primarily considered an appraisal prepared in connection with our board of directors’ consideration of the Plan of Liquidation.  The appraised value was determined using a discounted cash flow analysis.  We also recorded a non-cash impairment charge of $7 million for our unconsolidated investment in Central Europe.  We reviewed estimates of the underlying real estate assets of the venture based upon a discounted cash flow analysis and did not find the asset book value reported by the venture impaired.  We then evaluated our interest in the Central Europe investment for an other than temporary decline in market value and determined that we would not recover our investment during our hold period.  Due to the shortened hold period contemplated in the Plan of Liquidation, the lack of control by the Company to compel the venture to sell the remaining assets and liquidate the venture during our hold period, and the absence of a market to buy our interest, we recorded an impairment of our investment interest by discounting our interest in the investment by 40% to reflect the impact of holding a non-controlling interest.
During the year ended December 31, 2015, we recorded approximately $12.3 million of non-cash impairment charges as a result of measurable decreases in the fair value of four of our investments. We recorded a non-cash impairment charge of $6.8 million for our Frisco Square land based on an indication of a change in market conditions for land development. In estimating the fair value of the Frisco Square land, we considered market comparables as well as the time and costs to hold the land until developed. We also recorded non-cash impairment charges of approximately $2.1 million for Northborough Tower and approximately $2.7 million for our Northpoint Central office building during 2015. In estimating the fair value of both Northborough Tower and Northpoint Central, we considered offers received during the marketing process of the assets, market comparables, and management’s internal discounted cash flow analysis prepared with the consideration of the market conditions in Houston where both buildings are located. In addition, we recorded a $0.7 million impairment for our one remaining condominium unit at Chase—The Private Residences during the year ended December 31, 2015. During the first quarter of 2016, we sold the condominium for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Deferred Financing Fees
Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt.  Deferred financing fees, net of accumulated amortization, were $0.4 million and $1.2 million as of December 31, 2016 and 2015, respectively.  The $1.2 million balance of deferred financing fees, net of accumulated amortization, as of December 31, 2015, was composed of $1.1 million related to notes payable and less than $0.1 million related to obligations associated with real estate held for sale.  Accumulated amortization of deferred financing fees were $1.9 million and $1.8 million as of December 31, 2016 and 2015, respectively.  In April 2015, the FASB issued an update (“ASU 2015-03”) to ASC Topic 835, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs.  The adoption of ASU 2015-03, effective January 1, 2016, required companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability, retrospectively.
The adoption of the new standard resulted in the following reclassifications of unamortized deferred financing fees as of December 31, 2015 (in thousands):

Description	Originally Reported	Reclassification	Adjusted
Deferred financing fees, net	$1,156	$(1,156)	$—
Notes payable	155,547	(1,087)	154,460
Obligations associated with real estate held for sale (1)	14,966	(69)	14,897
______________________________________________

(1)
Obligations associated with real estate held for sale, as adjusted, consisted of $14.8 million of notes payable, net of deferred financing fees of less than $0.1 million, and other liabilities totaling an aggregate of less than $0.1 million.

Derivative Financial Instruments
Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks and to minimize the variability caused by foreign currency translation risk related to our net investment in foreign real estate. To accomplish these objectives, we use various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of London Interbank Offered Rate (“LIBOR”). These instruments include LIBOR-based interest rate swaps and caps. For our net investments in foreign real estate, we may use foreign exchange put/call options to eliminate the impact of foreign currency exchange movements on our financial position.
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
As of December 31, 2016, we do not have any derivatives designated as fair value hedges, nor are derivatives being used for trading or speculative purposes.
Foreign Currency Translation
The functional currency for our international equity investment in Central Europe Joint Venture is the Euro. We use period-end exchange rates to translate balances of assets and liabilities while the statement of operations amounts are translated using the average exchange rate for the respective period. Gains and losses resulting from the change in exchange rates from period to period are reported separately as a component of other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and comprehensive income (loss). The foreign currency translation adjustments were losses of $0.6 million, $2.5 million, and $2.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

When the Company ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity, the cumulative translation adjustment (“CTA”) balance is required to be released into earnings. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. On July 28, 2008, we invested in the Central Europe Joint Venture that owned 22 properties. Central Europe Joint Venture is our only foreign investment as of December 31, 2016. The joint venture sold one property in 2014, three properties in 2015, one property in 2016, and had 17 properties remaining as of December 31, 2016. We will recognize CTA upon the sale of all or substantially all of our investment in the Central Europe Joint Venture.
Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) (“OCI”), which is reported in the accompanying consolidated statement of equity, consists of gains and losses affecting equity that are excluded from net income (loss) under GAAP. The components of OCI consist of foreign currency translation gains and losses and unrealized gains and losses on derivatives designated as hedges.
Revenue Recognition
We recognize rental income generated from leases on real estate assets on a straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. Straight-line rental revenue was a decrease of $0.3 million and $0.9 million in rental revenues for the years ended December 31, 2016 and 2015, respectively. Straight-line rental revenue was income of $0.4 million recognized in rental revenues for the year ended December 31, 2014. Hotel revenue is derived from the operations of The Lodge & Spa at Cordillera and Chase Park Plaza Hotel and consists of guest room, food and beverage, and other revenue, and is recognized as the services are rendered.
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
Income Taxes
We elected to be taxed, and qualified, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the year ended December 31, 2006. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax at the corporate level except for the operations of our wholly owned taxable REIT subsidiaries. Taxable income from non-REIT activities managed through a taxable REIT subsidiary (“TRS”) is subject to applicable federal, state, and local income and margin taxes. We have no taxable income associated with a TRS. Our operating partnerships are flow-through entities and are not subject to federal income taxes at the entity level. We have two TRS that own and/or provide management and development services to certain of our investments in real estate and real estate under development.
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
For the years ended December 31, 2016, 2015, and 2014, we recognized a current and deferred tax provision of $0.1 million related to the Texas margin tax.
Taxable income (loss) differs from net income (loss) for financial reporting purposes principally because of differences in the timing of recognition of depreciation expense, impairment losses, and gain from sales of property. As a result of these

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

differences, the tax basis of our fixed assets exceeds the book value by $166.6 million at December 31, 2016 and $223.3 million at December 31, 2015. The Company also has net operating losses accumulated for federal income tax reporting purposes. The Company has fully reserved any potential assets associated with these tax assets as recognition is not likely.
Stock-Based Compensation
We have a stock-based incentive award plan for our directors and consultants and for employees, directors, and consultants of our affiliates. Awards are granted at the fair market value on the date of grant with fair value estimated using the Black-Scholes-Merton option valuation model, which incorporates assumptions surrounding volatility, dividend yield, the risk-free interest rate, expected life, and the exercise price as compared to the underlying stock price on the grant date. The tax benefits associated with these share-based payments are classified as financing activities in the consolidated statement of cash flows. On March 25, 2013, our board of directors, voted to amend the Incentive Award Plan to eliminate the automatic option grant. We did not recognize any incremental compensation cost as a result of these modifications. There were no stock options granted, exercised, or forfeited in 2016.
Concentration of Credit Risk
At December 31, 2016 and 2015, we had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.
Geographic Concentration
At any one time, a significant portion of our consolidated investments could be in one property class or concentrated in one or several geographic regions. For the year ended December 31, 2016, excluding revenue from our disposed assets and mineral rights, 65%, 26%, and 9% of our total revenues were derived from properties in Missouri, Texas, and Colorado, respectively. Additionally, 75%, 17%, and 8% of our total revenues for the year ended December 31, 2016 were from our three asset types, hotel, office building, and multifamily, respectively. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults by our tenants within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to fund our operations.
Two of our consolidated properties represented more than 10% of our 2016 total revenue, excluding our disposed assets: Chase Park Plaza at 66% and Frisco Square at 19%.
Noncontrolling Interest
Noncontrolling interest represents the noncontrolling ownership interest’s proportionate share of the equity in our consolidated real estate investments. Income and losses are allocated to noncontrolling interest holders based on their ownership percentage.
Reportable Segments
We have determined that we have one reportable segment, with activities related to the ownership, development, and management of real estate assets. Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2016, 2015, and 2014. Our chief operating decision maker evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.
Earnings (loss) per Share
Earnings (loss) per share is calculated based on the weighted average number of shares outstanding during each period. As of each of the periods ended December 31, 2016, 2015, and 2014, we had options to purchase 75,000 shares of common stock at a weighted average exercise price of $7.50. These options are excluded from the calculation of earnings (loss) per share for the years ended December 31, 2016, 2015, and 2014 because the effect would be anti-dilutive.
Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

3. New Accounting Pronouncements
In May 2014, the FASB issued an update (“ASU 2014-09”) to ASC Topic 606, Revenue from Contracts with Customers.  ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance.  The new guidance will require companies to apply a five-step model in accounting for revenue arising from contracts with customers, as well as enhance disclosures regarding revenue recognition. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model.  ASU 2014-09 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. In addition, early adoption will be permitted beginning after December 15, 2016, including interim reporting periods within those annual periods. Either full retrospective adoption or modified retrospective adoption is permitted. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
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
In August 2014, the FASB issued an update (“ASU 2014-15”) to ASC Topic 205, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management’s assessment of a company’s ability to continue as a going concern and provide related footnote disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The adoption of this guidance required us to add additional disclosures including (i) principal conditions or events that raise substantial doubt, (ii) management’s evaluation of the significance of those conditions or events, and (iii) management’s plans which are intended to mitigate the conditions or events which raise substantial doubt.
In February 2016, the FASB issued an update (“ASU 2016-02”) to ASC Topic 842, Leases. ASU 2016-02 supersedes the existing lease accounting model, and modifies both lessee and lessor accounting. The new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The new standard will be effective January 1, 2019, with early adoption permitted. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
In June 2016, the FASB issued an update (“ASU 2016-13”) to ASC Topic 326, Credit Losses. This amended guidance requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. Generally, the pronouncement requires a modified retrospective method of adoption. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the impact this guidance will have on our financial statements when adopted.
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
In November 2016, the FASB issued an update (“ASU 2016-18”) to ASC Topic 230, Statement of Cash Flows, Restricted Cash.  This new guidance requires amounts that are generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted and the pronouncement requires a retrospective transition method of adoption. Upon adoption, we will include amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.
In January 2017, the FASB issued an update (“ASU 2017-01”) to ASC Topic 805, Business Combinations, Clarifying the Definition of a Business. The guidance clarifies the definition of a business and assists in the evaluation of whether a transaction will be accounted for as an acquisition of an asset or as a business combination. The guidance provides a test to determine when a set of assets and activities acquired is not a business. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. Under the updated guidance, an acquisition of a single property will likely be treated as an asset acquisition as opposed to a business combination and associated transaction costs will be capitalized rather than expensed as incurred. Additionally, assets acquired, liabilities assumed, and any noncontrolling interest will be measured at their relative fair values. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted, including for interim or annual periods for which financial statements have not yet been issued. As there are no current plans for future acquisitions, we do not anticipate the adoption of this guidance will have an impact on our financial statements.
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
As of December 31, 2016 and 2015, we had no derivatives.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Nonrecurring Fair Value Measurements
During the year ended 2016, we recorded $9.2 million of non-cash impairment charges as a result of measurable decreases in the fair value of two of our investments.  We recorded a non-cash impairment charge of $2.2 million for our Northpoint Central building based upon indication of a decline in market value of the asset.  In estimating the fair value of Northpoint Central, we primarily considered an appraisal prepared for the Plan of Liquidation.  The appraised value was determined using a discounted cash flow analysis.  We also recorded a non-cash impairment charge of $7 million for our unconsolidated investment in Central Europe.  We reviewed estimates of the underlying real estate assets of the venture based upon a discounted cash flow analysis and did not find the asset book value reported by the venture impaired.  We then evaluated our interest in the Central Europe investment for an other than temporary decline in market value and determined that we would not recover our investment during our hold period.  Due to the shortened hold period contemplated in the Plan of Liquidation, the lack of control by the Company to compel the venture to sell the remaining assets and liquidate the venture during our hold period, and the absence of a market to buy our interest, we recorded an impairment of our investment interest by discounting our interest in the investment by 40% to reflect the impact of holding a non-controlling interest.
During the year ended December 31, 2015, we recorded $12.3 million of non-cash impairment charges as a result of measurable decreases in the fair value of four of our investments. We recorded a non-cash impairment charge of $6.8 million for our Frisco Square land based on an indication of a change in market conditions for land development. In estimating the fair value of the Frisco Square land, we considered market comparables as well as the time and costs to hold the land until developed. We also recorded non-cash impairment charges of $2.1 million for Northborough Tower and $2.7 million for our Northpoint Central office building during 2015. In estimating the fair value of both Northborough Tower and Northpoint Central, we considered offers received during the marketing process of the assets, market comparables, and management’s internal discounted cash flow analysis prepared with the consideration of the market conditions in Houston where both buildings are located. In addition, we recorded a $0.7 million impairment for our one remaining condominium unit at Chase - The Private Residences during the year ended December 31, 2015. During the first quarter of 2016, we sold the condominium for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs.
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
The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the periods presented (in thousands):

For the year ended December 31, 2016	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$10,584	$10,584	$(2,212)
Investment in unconsolidated joint venture(2)	—	$—	7,228	$7,228	(7,035)
________________________________

(1)	In the third quarter of 2016, we recorded a non-cash impairment of $2.2 million with our Northpoint Central office building.

(2)	In the third quarter of 2016, we recorded a $7 million non-cash impairment associated with our unconsolidated investment in Central Europe.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

For the year ended December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$29,500	$29,500	$(4,778)
Land and improvements, net(2)	—	—	19,606	19,606	(6,762)
Condominium inventory (one remaining finished unit)(3)	—	—	2,201	2,201	(761)
________________________________

(1)	During the year ended December 31, 2015, we recorded non-cash impairments of $2.1 million and $2.7 million associated with our Northborough Tower and Northpoint Central office buildings, respectively.
(2) In the third quarter of 2015, we recorded a $6.8 million non-cash impairment associated with our Frisco Square land.
(3) During 2015, we recorded non-cash impairment charges totaling approximately $0.7 million associated with our one remaining condominium unit at Chase — The Private Residences.
Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value for the year ended December 31, 2016 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$10,584	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	10.50% 9.50% 0% - 3.00% 0% - 3.00%
Investment in unconsolidated joint venture(2)	7,228	Market comparable	Discount for non-controlling interest(3)	40%
________________________________

(1)	In the third quarter of 2016, we recorded a non-cash impairment of $2.2 million with our Northpoint Central office building.

(2)	In the third quarter of 2016, we recorded a $7 million non-cash impairment associated with our unconsolidated investment in Central Europe.

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
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the years ended December 31, 2016 or 2015.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2016 and 2015, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, other liabilities, and payables/receivables from related parties were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities. The fair values are based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.
Carrying amounts of our notes payable and the related estimated fair values as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31, 2016		December 31, 2015(1)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes payable	$142,310	$140,746	$155,547	$155,610
Less: unamortized debt issuance costs	(428)		(1,087)
Notes payable, net	$141,882		$154,460
_____________________________________________________________________________

(1)
Our debt secured by Las Colinas Commons, with a balance at December 31, 2015 of $14.8 million, net of deferred financing fees of $0.1 million is not included in the table, as the investment was classified as held for sale at December 31, 2015.

The fair value estimates presented herein are based on information available to our management as of December 31, 2016 and 2015. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those respective dates, and current estimates of fair value may differ significantly from the amounts presented herein.
6. Real Estate Investments
As of December 31, 2016, we wholly owned two properties and consolidated three properties through investments in joint ventures on our consolidated balance sheet. In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 17 properties that is accounted for using the equity method. Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.
The following table presents certain information about our consolidated properties as of December 31, 2016:

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
_____________________________________________________________________________

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

During the year ended December 31, 2016, we recorded $9.2 million of non-cash impairment charges as a result of measurable decreases in the fair value of two of our investments. See Note 4, Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements, for additional information.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Real Estate Development
The Ablon at Frisco Square
On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed-use project to The Ablon at Frisco Square, LLC (“Ablon Frisco Square Venture”), a special purpose entity in which we own a 90% limited partnership interest. The venture was formed to construct a 275-unit multifamily project. Concurrently with the land contribution, the joint venture closed on a $26.3 million construction loan. See Note 9, Notes Payable, for additional information. Construction on the development began on September 2, 2014. Total construction costs for the development were approximately $41.9 million. The project was completed and available for occupancy in the first quarter of 2016. As of December 31, 2016, the project was approximately 95% leased and 92% occupied.
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
Frisco Square Land Sales
On May 24, 2016, we sold a 5.2 acre parcel of undeveloped land at Frisco Square for a contract sales price of approximately $8 million.  We recorded a gain on sale of real estate property of $1.7 million.
On February 14, 2017, we sold a 3.29 acre parcel of undeveloped land at Frisco Square for a contract sales price of $4.7 million.
Disposed Real Estate Reported in Continuing Operations
The Company does not view the 2016 disposals of Las Colinas Commons and Northborough Tower as a strategic shift. Therefore, the results of operations of these properties continue to be included in continuing operations within the consolidated statements of operations prior to the dispositions.
The following table presents net income (loss) attributable to the Company for the three years ended December 31, 2016, 2015, and 2014 related to Las Colinas Commons and Northborough Tower. Net income for the year ended December 31, 2016 includes the $1.3 million gain on sale of Las Colinas Commons and the $1.6 million gain on extinguishment of debt of Northborough Tower (in thousands):

	For the Year Ended December 31,
Description	2016	2015	2014
Net income (loss) attributable to the Company	$2,666	$(3,140)	$(9,090)

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
Investment in Unconsolidated Joint Venture
The following table presents certain information about our unconsolidated investment as of December 31, 2016 and 2015 ($ in thousands):

	Ownership Interest	Carrying Value of Investment
Property Name		December 31, 2016	December 31, 2015
Central Europe Joint Venture	47.01%	$7,711	$13,953
Our investment in the unconsolidated joint venture as of December 31, 2016 and 2015 consisted of our proportionate share of the combined assets and liabilities of our investment property, shown at 100%, as follows (in thousands):

	December 31, 2016	December 31, 2015
Real estate assets, net	$53,294	$59,415
Cash and cash equivalents	4,858	6,827
Other assets	1,338	1,441
Total assets	$59,490	$67,683

Notes payable	$31,321	$40,895
Other liabilities	1,814	2,526
Total liabilities	33,135	43,421

Equity	26,355	24,262
Total liabilities and equity	$59,490	$67,683

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Our equity in earnings (losses) from our investment is our proportionate share of the combined earnings (losses) of our unconsolidated joint venture for the years ended December 31, 2016, 2015, and 2014, shown at 100%, as follows (in thousands):

	Year Ended December 31,
	2016	2015		2014
Revenue	$6,396	$8,247		$10,696

Operating expenses:
Operating expenses	1,878	2,165		2,487
Property taxes	191	252		321
Total operating expenses	2,069	2,417		2,808

Operating income	4,327	5,830		7,888

Non-operating expenses:
Depreciation and amortization	2,343	3,131		4,225
Impairment charge	—	2,634	(1)	—
Interest and other, net	2,538	3,244		3,743
Gain on sale	(461)	(3,294)		(442)
Gain on extinguishment of debt	(3,529)	(2,030)		—
Total non-operating expenses	891	3,685		7,526

Net income	$3,436	$2,145		$362

Equity in earnings of unconsolidated joint venture(2)	$1,615	$1,008		$170
_______________________________________________________________________________

(1)	Our Central Europe Joint Venture recorded impairment charges of approximately $2.6 million during the year ended December 31, 2015.

(2)	Company’s share of net income (loss).
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
On July 15, 2015, another Central Europe Joint Venture property was sold for €3.9 million or approximately $4.3 million. We recognized our portion of the net gain of €0.2 million, or $0.2 million, as equity in earnings of unconsolidated joint venture during the year ended December 31, 2015. The net proceeds to the joint venture, after the repayment of debt and closing costs, were approximately €1.4 million.
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
On October 17, 2016, another Central Europe Joint Venture property was sold for €2.6 million, or approximately $2.9 million. We recognized our portion of the net gain of €0.4 million, or approximately $0.5 million as equity in earnings of unconsolidated joint venture during the year ending December 31, 2016. The lender accepted the proceeds from the sale as payment in full for the loan, which had a balance of €5.6 million, or approximately $6.2 million. As a result, the joint venture recognized a gain on extinguishment of debt of €3.2 million, or approximately $3.5 million.
All U.S. dollars related to the properties we sold from the Central Europe Joint Venture are based on the exchange rate in effect on the respective sale dates.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

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
For the year ended December 31, 2015, our Central Europe Joint Venture recorded impairment charges of $2.6 million to bring certain assets to their fair value. The Company’s portion of the impairment was $1.2 million, which was recorded in the Company’s statement of operations through equity in earnings (losses) of unconsolidated joint venture line item.
7. Real Estate Held for Sale
As of December 31, 2015, Las Colinas Commons was classified as real estate held for sale on our consolidated balance sheet. We did not have any real estate assets classified as held for sale at December 31, 2016.
In 2006, we acquired Las Colinas Commons, an office building located in the Dallas, Texas area. We entered into a purchase and sale agreement with an unaffiliated third party on December 18, 2015 for a contract sales price of $14.3 million. The sales transaction closed on February 2, 2016.
The following table presents net income (loss) attributable to the Company for the three years ended December 31, 2016, 2015, and 2014 related to the Las Colinas Commons office building (in millions):

	Years Ended December 31,
Description	2016	2015	2014
Net income (loss) attributable to the Company	$0.8	$(0.3)	$(0.4)
The major classes of assets and liabilities associated with our real estate held for sale as of December 31, 2015 were as follows (in thousands):

Description	Amount
Land and improvements, net	$2,785
Building and improvements, net	8,362
Lease intangibles, net	668
Straight-line rent	864
Assets associated with real estate held for sale	$12,679

Notes payable(1)	$14,900
Deferred financing fees(2)	(69)
Notes payable, net of deferred financing fees	14,831
Accrued and other liabilities	66
Obligations associated with real estate held for sale	$14,897

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

(2)
Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 2, Summary of Significant Accounting Policies, under the caption Deferred Financing Fees for further details.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

8. Variable Interest Entities
As discussed in Note 2, Summary of Significant Accounting Policies, effective January 1, 2016, we have adopted the guidance in ASU 2015-02.  As a result, the Operating Partnership (see Note 1, Business and Organization) and each of our less than wholly-owned real estate partnerships (Behringer Harvard Cordillera, LLC, Behringer Harvard Residences at Cordillera, LLC, and Behringer Harvard Royal Island Debt, LP) have been deemed to have the characteristics of a VIE.  However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification.  Accordingly, there has been no change to the amounts reported in our consolidated balance sheets and statements of cash flows or amounts recognized in our consolidated statements of operations.
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

9. Notes Payable
The following table sets forth our notes payable on our consolidated properties at December 31, 2016 and 2015 ($ in thousands):

	Notes Payable as of
Description	December 31, 2016	December 31, 2015	Interest Rate	Maturity Date
Northborough Tower(1)	$—	$18,516	8.67%(1)	1/11/2016
Royal Island(2)	14,489	13,872	15%	11/30/2016
Northpoint Central(3)	10,602	11,720	5.15%	5/9/2017
Chase Park Plaza Hotel and Chase—The Private Residences	60,888	62,182	4.95%	8/11/2017
BHFS II, LLC	6,733	6,856	30-day LIBOR + 3%(4)	2/1/2018
BHFS III, LLC	6,044	6,154	30-day LIBOR + 3%(4)	2/1/2018
BHFS IV, LLC	12,555	12,783	30-day LIBOR + 3%(4)	2/1/2018
BHFS Theatre, LLC	4,699	4,785	30-day LIBOR + 3%(4)	2/1/2018
The Ablon at Frisco Square	26,300	18,679	30-day LIBOR + 2.5%(4)	8/26/2017
Total debt	142,310	155,547
Deferred financing fees(5)	(428)	(1,087)
Notes payable, net of deferred financing fees	141,882	154,460
Notes payable included with Obligations related to real estate held for sale:
Las Colinas Commons debt(3)	—	14,900	5.15%	5/9/2017
Deferred financing fees(5)	—	(69)
Notes payable included with Obligations related to real estate held for sale, net of deferred financing fees:	—	14,831
Total notes payable obligations	$141,882	$169,291
_______________________________________________________________________________

(1)
Due to the maturity default on our Northborough Tower debt, the stated interest rate of 5.67% was increased to the default interest rate of 8.67% effective January 12, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016.

(2)
In April 2016, the lender increased the amount available to draw on the loan to $14.5 million. We received a short term extension of the loan secured by Royal Island, extending our maturity date from November 10, 2016 to November 30, 2016. The lender has not further extended the maturity date. On March 16, 2017 we signed a purchase and sale agreement to sell the asset to the lender.

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

(4)	30-day LIBOR was 0.77% at December 31, 2016.

(5)
Effective January 1, 2016, we adopted ASU 2015-03, which requires companies to present debt issuance costs related to a recognized debt liability as a direct reduction from the carrying amount of the related debt liability. See Note 2, Summary of Significant Accounting Policies, under the caption Deferred Financing Fees for further details.

Our notes payable balance, net of deferred financing fees of $0.4 million, was $141.9 million at December 31, 2016. Our notes payable balance at December 31, 2015 was $154.5 million, net of deferred financing fees of $1.1 million, and excluding $14.8 million of contractual obligations on real estate held for sale, net of deferred financing fees of less than $0.1 million at December 31, 2015, consisted of new financing and loan assumptions related to our consolidated property acquisitions.
Each of our notes payable is collateralized by one or more of our properties. At December 31, 2016, our notes payable interest rates ranged from 3% to 15%, with a weighted average interest rate of approximately 5.4%. Of our $141.9 million in notes payable at December 31, 2016, $56.3 million represented debt subject to variable interest rates. At December 31, 2016, our notes payable had maturity dates that ranged from November 2016 to February 2018. We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million. The BHFS Loans had an outstanding balance at December 31, 2016 of $30 million.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons allocated loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount was used to reduce Northpoint Central’s loan balance. The full release price was reclassified as a liability associated with our real estate held for sale as of December 31, 2015. We sold the Las Colinas Commons office buildings on February 2, 2016 and paid in full the existing indebtedness of the Las Colinas Commons loan of $11.3 million and paid $3.6 million to reduce Northpoint Central’s allocated loan balance. As of December 31, 2016, the loan balance associated with Northpoint Central was $10.6 million.
The notes related to Royal Island, Northpoint Central, Chase Park Plaza Hotel, and Ablon at Frisco Square mature in the next 12 months.  The loans are non-recourse to the Company.  We are in various stages of marketing our assets for sale and generally expect to sell assets prior to their loan maturities.  On March 15, 2017 we signed a purchase and sale agreement to sell Royal Island to the lender for discharge of all indebtedness.  We are currently marketing Northpoint Central for sale, but we may not find a purchaser prior to the loan maturity in May 2017.  The loan is non-recourse to the Company.  If we do not receive offers above the debt or are unable to close a sale transaction prior to maturity, we will consider all alternatives, including transferring legal possession of the property to the lender.  The Chase Park Plaza loan matures in August 2017.  On March 16, 2017 we executed a purchase and sale agreement for the asset, but have also engaged a broker to explore refinancing options for the asset if we do not complete a sale transaction prior to maturity. The Ablon at Frisco Square loan matures in August 2017 and has two one-year extensions available.  If we do not sell the asset prior to its mortgage maturity, we expect to exercise the extension option. The loans for our Frisco Square mixed use project mature in February 2018 and have two one-year extensions available. If we do not sell the asset prior to its mortgage maturity, we expect to exercise the extension option.
Ablon at Frisco Square Financing
On August 26, 2014, the Ablon Frisco Square venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a three-year term with two 12-month extensions available. Payments of interest-only are required during the initial three -year term. As of December 31, 2016, we had drawn $26.3 million under the construction loan. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.
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
The modification also requires the establishment of a $3.1 million escrow related to certain facade repairs and enhancements.  The lender will disburse funds from the escrow monthly to pay the construction contract draws as the

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

construction project is invoiced and completed.  The Park Plaza Residential Association is responsible to reimburse 39.3% of the construction cost as invoiced.  The project is expected to be completed in December 2017.  The escrow balance was $2.6 million at December 31, 2016.
Contractual Obligations
The following table summarizes our aggregate contractual obligations for principal payments as of December 31, 2016 (in thousands):

Principal Payments Due:	Amount
2017	$112,854
2018	29,456
2019	—
2020	—
2021	—
Thereafter	—
Total contractual obligations	142,310
Less: Deferred financing fees, net	(428)
Notes payable, net	$141,882

We are subject to customary affirmative, negative, and financial covenants and representations, warranties, and borrowing conditions, all as set forth in our loan agreements, including, among other things, maintaining minimum debt service coverage ratios, loan to value ratios and liquidity. As of December 31, 2016, we believe we were in compliance with the covenants under our loan agreements.
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
We had no derivative instruments as of December 31, 2016 and 2015.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

11. Leasing Activity
Future minimum base rental payments of our office properties due to us under non-cancelable leases in effect as of December 31, 2016 for our consolidated properties are as follows (in thousands):

Year	Future Minimum Base Rental Payments
2017	$6,922
2018	5,472
2019	4,396
2020	3,591
2021	2,801
2022	2,218
2023	1,699
2024	1,084
2025	1,065
2026	309
Thereafter	387
Total	$29,944
The schedule above does not include rental payments due to us from our multifamily, hotel, and student housing properties, as leases associated with these properties typically are for periods of one year or less.
Significant Tenants
As of December 31, 2016, we had one lease that accounted for 10% or more of our aggregate annual rental revenue from our consolidated office properties. A tenant at our Northpoint office building accounted for $1 million (or 14%) of our aggregate annual rental revenue from our consolidated office properties, and 2% of our total revenues.
12. Commitments and Contingencies
Frisco Square
In connection with our investment in the Frisco Square property, we were initially responsible, through our wholly owned subsidiaries who hold title to the Frisco Square property, for half of the bond debt service related to the $12.5 million of bonds (the “Bond Obligation”) the City of Frisco issued to fund public improvements within the Frisco Square Management District (the “MMD”).  For each $1 million increase in assessed value for the real property within the MMD above $125 million, the Bond Obligation is reduced by 1% and will terminate at $225 million of real property values.  The total outstanding Bond Obligation at December 31, 2016 and 2015 was $4.2 million and $4.7 million, respectively. As of December 31, 2016, the value of the real property within the MMD is assessed at $219 million (unaudited). Therefore, we are currently responsible for 3% of the bond debt service payments.
Although, as described above, we are ultimately responsible for 3% of the bond debt service payments, the Frisco Square Property Owner’s Association (the “POA”) has the authority to assess its members for various monetary obligations related to the Frisco Square development, including the Bond Obligation, based upon the value of the real property and real property improvements.  We are not the sole member of the POA.  For the year ended December 31, 2016, the annual bond debt service assessed by the POA is approximately $0.5 million. We estimate our annual pro rata share of the expense at less than $0.1 million. For the years ended December 31, 2016 and 2015, we expensed less than $0.1 million related to bond debt service, which is included in the accompanying consolidated statements of operations and other comprehensive loss.
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
Chase Park Plaza Hotel
Under the Chase Park Plaza Hotel loan agreement, the Company provided a completion guarantee of $6.5 million for room renovations and other improvements to be finished by August 10, 2017. If the renovation is not completed by August 10, 2017 the lender may require the Company to escrow 125% of the unspent funds related to the renovation. In August 2016, as part of our Chase Park Plaza loan modification, we escrowed $3.1 million for a construction project and $1.5 million for 2017 real estate taxes. At December 31, 2016, the construction and tax escrow balances are $2.6 million and $1.5 million, respectively. On March 16, 2017 we executed a purchase and sale agreement to sell the asset.
Royal Island
On March 15, 2017 we executed a purchase and sale agreement to sell our Royal Island asset to its lender for discharge of all indebtedness under the loan. The proceeds from the sale are not sufficient to pay the outstanding obligations of the partnership entities that own Royal Island. These obligations are non-recourse to the Company. The Company is exploring alternatives to settle these obligations, which may include, placing the underlying partnerships in receivership or some other form of judicial liquidation process.
13. Stockholders’ Equity
On November 23, 2004 (date of inception), we sold 1,000 shares of convertible stock and 21,739 shares of common stock to Behringer for $201,000 in cash. Behringer transferred its shares of convertible stock to an affiliate of Lightstone on February 10, 2017. Pursuant to its terms, the convertible stock generally is convertible into shares of our common stock with a value equal to 15% of the amount by which (i) our enterprise value, including the total amount of distributions paid to our stockholders, exceeds (ii) the sum of the aggregate capital invested by our stockholders plus a 10% cumulative, non-compounded, annual return on such capital. At the date of issuance of the shares of convertible stock, management determined the fair value under GAAP was less than the nominal value paid for the shares; therefore, the difference is not material. Conversion of the convertible stock may be limited by our board of directors if it determines that full conversion may jeopardize our qualification as a REIT. Our board of directors may authorize additional shares of capital stock and their characteristics without obtaining stockholder approval.
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
In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010. Therefore, we did not redeem any shares of our common stock during the year ended December 31, 2016. An aggregate total of 984,267 shares of common stock have been redeemed since inception.
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
Historically, distributions paid to stockholders have been funded through various sources, including cash flow from operating activities, proceeds raised as part of our initial public offering, reinvestment through our distribution reinvestment

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

plan, and/or additional borrowings. We paid no distributions to stockholders during the years ended December 31, 2016, 2015, and 2014.
On January 30, 2017, our stockholders approved the Plan of Liquidation and we currently anticipate paying one or more liquidating distributions to our stockholders. We intend to pay the final liquidating distribution to our stockholders no later than 24 months after January 30, 2017, although the timing of this distribution will depend on when we sell our assets. We can provide no assurances that the final distribution will be paid within a 24-month period.
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
Options to acquire 5,000 shares of our common stock were awarded to each of Ms. Bufkin, Mr. Gage, and Mr. Kaplan on July 24, 2008, June 22, 2009, October 18, 2010, October 17, 2011, and November 9, 2012 in connection with their reelection to our board of directors each year. As of December 31, 2016, each of Ms. Bufkin, Mr. Gage and Mr. Kaplan have 25,000 stock options for a total of 75,000 stock options outstanding at December 31, 2016.
On March 25, 2013, our board of directors, voted to amend the Incentive Award Plan to eliminate the automatic option grant. We did not recognize any incremental compensation cost as a result of these modifications. As no awards could be granted after November 2014, there were no stock options granted, exercised, forfeited or expired in 2016.
The following table summarizes the outstanding options, options granted, exercised, and forfeited or expired, as well as the corresponding weighted average exercise prices, for the years ended December 31, 2016, 2015, and 2014:

Options	Shares		Weighted- Average Exercise Price
Outstanding at January 1, 2014	75,000		$7.50
Granted	—		—
Exercised	—		—
Forfeited or expired	—		—
Outstanding at December 31, 2014	75,000		7.50
Granted	—		—
Exercised	—		—
Forfeited or expired	—		—
Outstanding at December 31, 2015	75,000		7.50
Granted	—		—
Exercised	—		—
Forfeited or expired	—		—
Outstanding at December 31, 2016	75,000	(1)	7.50
Exercisable at December 31, 2016	75,000		7.50
________________________________________________________
(1) The remaining contractual life of the outstanding options is 2.3 years.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

15. Related Party Transactions
Our external advisor and certain of its affiliates may receive fees and compensation in connection with the management and sale of our assets based on an advisory management agreement, as amended and restated.
From September 20, 2005 through February 10, 2017, we were party to successive advisory management agreements, each with a term of one year or less, with the Behringer Advisor. The most recently executed advisory management agreement was the Fourth Amended and Restated Advisory Management Agreement (the “Fourth Advisory Agreement”) entered into on May 31, 2016 and effective as of May 15, 2016. On February 10, 2017, we entered into a Termination of Advisory Management Agreement with the Behringer Advisor and (solely with respect to certain sections) Behringer (the “Advisory Termination Agreement”) pursuant to which the Fourth Advisory Agreement was terminated as of the close of business on February 10, 2017.
Concurrently with our entry into the Advisory Termination Agreement, we engaged the Advisor to provide us with advisory services pursuant to an advisory management agreement (the “Lightstone Advisory Agreement”). The fees earned by and expenses reimbursed to the Advisor pursuant to the Lightstone Advisory Agreement are identical to the fees earned by and expenses reimbursed to the Behringer Advisor pursuant to the Fourth Advisory Agreement. The following discussion describes the fees and expenses payable to our external advisor and its respective affiliates under both the Fourth Advisory Agreement (in effect from May 15, 2016 through February 10, 2017) and any predecessor advisory agreements with the Behringer Advisor and the Lightstone Advisory Agreement (in effect as of February 10, 2017).
We pay the external advisor an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month. For the year ended December 31, 2016 we incurred $2 million of asset management fees. For each of the years ended December 31, 2015 and 2014, we incurred $2.3 million of asset management fees.
We pay the external advisor acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development, or construction of real property or 2.5% of the funds advanced in respect of a loan investment. For the years ended December 31, 2016, 2015, and 2014, we incurred acquisition and advisory fees of $0.1 million, $0.3 million, and $0.2 million, respectively, related to The Ablon at Frisco Square development.  During the year ended December 31, 2015, the Behringer Advisor waived $200,000 of acquisition fees related to the construction of The Ablon at Frisco Square.
The debt financing fee paid to the external advisor for a Loan (as defined in the advisory agreement) will be 1% of the loan commitment amount. Amounts due to the external advisor for a Revised Loan (as defined in the advisory agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year. The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We incurred $0.6 million in debt financing fees for the year ended December 31, 2014 related to the Chase Park Plaza Hotel debt that we refinanced on August 11, 2014. We did not incur any debt financing fees for the years ended December 31, 2016 or 2015.
Subject to certain restrictions as described in the advisory agreement, we reimburse the external advisor for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our external advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of: (i) 2% of our average invested assets or (ii) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period. Notwithstanding the preceding sentence, we may reimburse the external advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. In addition, pursuant to the advisory agreement, our obligation to reimburse the external advisor for certain costs incurred in connection with administrative services is limited to $1.66 million. Pursuant to advisory agreement, our obligation to reimburse the external advisor for certain costs incurred in connection with administrative services during 2015 was limited to $1.7 million. We do not reimburse our external advisor for the salaries and benefits that our external advisor or its affiliates pay to our named executive officers. For the years ended December 31, 2016, 2015, and 2014, we incurred costs for administrative services of $1.2 million, $1.4 million, and $1.7 million, respectively.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

From September 20, 2005 through February 10, 2017, we were party to a property management and leasing agreement, which was amended and restated at various times (as amended and restated, the “Behringer Property Management Agreement”) between us, our operating partnership, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC (collectively, the “Behringer Manager”). On February 10, 2017, we entered into a Termination of Property Management and Leasing Agreement with the Behringer Manager and (solely with respect to certain sections) Behringer (the “Property Management Termination Agreement”) pursuant to which the Behringer Property Management Agreement was terminated as of the close of business on February 10, 2017.
Concurrently with our entry into the Property Management Termination Agreement, we engaged LSG-BH I Property Manager LLC (the “Lightstone Manager”), an affiliate of the Advisor, pursuant to a property management and leasing agreement (the “Lightstone Property Management Agreement”). The fees earned by and expenses reimbursed to the Lightstone Manager pursuant to the Lightstone Property Management Agreement are identical to the fees earned by and expenses reimbursed to the Behringer Manager Advisor pursuant to the Behringer Property Management Agreement. The following discussion describes the fees and expenses payable to our affiliated property manager and its respective affiliates under both the Behringer Property Management Agreement (in effect from September 20, 2005 through February 10, 2017) and the Lightstone Property Management Agreement (in effect as of February 10, 2017).
We pay our property manager fees for management, leasing, and maintenance supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property. We will pay our property manager an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property. In no event will we pay both a property management fee and an oversight fee to our property manager with respect to any particular property. If we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property. We incurred property management fees or oversight fees of $0.2 million, $0.7 million, and $0.9 million during the years ended December 31, 2016, 2015, and 2014, respectively.
At December 31, 2016 and 2015, we had a payable to the Behringer Advisor and its affiliates of $0.5 million and $0.8 million, respectively. These balances consist of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to the Behringer Advisor and the Behringer Manager.
We are dependent on our external advisor and property manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. If these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

16. Supplemental Cash Flow Information
Supplemental cash flow information is summarized below for the years ended December 31, 2016, 2015, and 2014:

	Year ended December 31,
	2016	2015	2014
Supplemental disclosure:
Interest paid, net of amounts capitalized	$6,588	$5,402	$7,188
Income taxes paid, net of refunds	125	140	135
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	749	2,580	1,479
Capital expenditures for real estate under development in accounts payable and accrued liabilities	—	1,940	1,817
Transfer from real estate under development to building and improvements	—	108	3,346
Additions to building and building improvements reclassified from real estate under development	37,110	6,879	—
Additions to land and land improvements reclassified from real estate under development	3,685	542	170
Additions to furniture, fixtures, and equipment reclassified from real estate under development	1,101	—	211
Amortization of deferred financing fees in properties under development	10	88	31
Transfer of noncontrolling interest	—	—	2,136
Capitalized deferred financing costs in accrued liabilities	—	—	31
Deed in lieu of foreclosure:
Real estate and lease intangibles	12,723	—	—
Note payable	15,853	—	—
Other assets and liabilities, net	1,506	—	—

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

17. Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	2016 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$14,031	$13,386	$14,017	$12,930
Net loss(1)	(4,378)	(255)	(13,023)	(2,674)	(2)
Add: Net loss attributable to the noncontrolling interest	139	170	129	128
Net loss attributable to common stockholders	(4,239)	(85)	(12,894)	(2,546)
Basic and diluted weighted average shares outstanding	56,500	56,500	56,500	56,500
Basic and diluted loss per share	$(0.08)	$—	$(0.23)	$(0.04)
__________________________

(1)
Net loss for the quarter ended March 31, 2016 includes gain on the sale of Las Colinas Commons of $1.3 million. Net loss for the quarter ended June 30, 2016 includes gain on the sale of a 5.2 acre parcel of undeveloped land at Frisco Square of $1.7 million. See Note 6, Real Estate Investments.

(2)
We recorded the following non-cash impairment charges during the year ended December 31, 2016: a total of $9.2 million was recorded for non-cash impairment charges which consisted of $7 million for our unconsolidated investment in Central Europe and $2.2 million for Northpoint Central. See Note 4, Assets and Liabilities Measured at Fair Value - Nonrecurring Fair Value Measurements, for additional information.

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue	$12,025	$15,081	$14,863	$13,422
Net loss	(4,392)	(2,934)	(16,547)	(1,701)	(1)
Add: Net loss attributable to the noncontrolling interest	97	92	84	113
Net loss attributable to common stockholders	(4,295)	(2,842)	(16,463)	(1,588)
Basic and diluted weighted average shares outstanding	56,500	56,500	56,500	56,500
Basic and diluted loss per share	$(0.08)	$(0.05)	$(0.29)	$(0.03)
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

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

18. Subsequent Events
We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements and noted no subsequent events that would require adjustment to the consolidated financial statement or additional disclosure other than the ones disclosed herein.
Frisco Square Land
On February 14, 2017 we sold a 3.29 acre parcel of undeveloped land at Frisco Square for a contract sales price of $4.7 million. We entered into an agreement with an unaffiliated third party on February 21, 2017 to sell a 0.3 acre parcel of land at Frisco Square for a contract sales price of $0.3 million.
Chase Park Plaza Hotel
We entered into an agreement with an unaffiliated third party on March 16, 2017 to sell Chase Park Plaza Hotel for a contract sales price of $94 million. We expect the sale to close in the second quarter of 2017.
Royal Island
On March 15, 2017 we executed a purchase and sale agreement to sell our Royal Island asset to its lender for discharge of all indebtedness. We expect the sale to close before March 31, 2017.
The Ablon at Frisco Square
In March 2017, we accepted an offer to sell the Ablon at Frisco Square multifamily project and are in negotiations for a purchase and sale agreement.
Plan of Liquidation
On January 30, 2017, our stockholders approved the Plan of Liquidation. Pursuant to the Plan of Liquidation, over the course of the next 24 months we intend to dispose of all of our assets, liquidate and dissolve, and distribute the net proceeds from liquidation to our stockholders. Additional information regarding the Plan of Liquidation is included in our definitive proxy statement dated November 10, 2016 and filed with the Securities and Exchange Commission on November 2, 2016 (the “2016 Proxy Statement”).
Termination of Behringer Advisory Agreement
On February10, 2017 we entered into the Advisory Termination Agreement with the Behringer Advisor and (solely with respect to certain sections) Behringer. The Advisory Termination Agreement, among other things, terminated the Fourth Advisory Agreement as of the close of business on February 10, 2017.
Termination of Behringer Management Agreement
On February 10, 2017, we, the Operating Partnership and several special purpose entities formed to directly own the properties in which we have invested (each individually an “SPE” and collectively, the “SPEs”), entered into the Property Management Termination Agreement with the Behringer Manager and (solely with respect to certain sections) Behringer.
The Property Management Termination Agreement, among other things, terminated the Behringer Property Management Agreement as of the close of business on February 10, 2017 with respect to us, the Operating Partnership, and those SPEs that own properties that do not require consent by a lender to change the property manager. For SPEs that own properties that secure loans that require lender consent to change the property manager (the “Lender SPEs”), the termination of the Behringer Property Management Agreement will occur for each Lender SPE as of the close of business on the date following receipt of any required lender consent.
Entry into Lightstone Advisory Agreement
We and the Operating Partnership entered into the Lighstone Advisory Agreement with the Advisor pursuant to which the Advisor agreed to provide us advisory services.
The Lightstone Advisory Agreement is substantially similar to the Fourth Advisory Agreement except for the changes described below and certain other immaterial changes. The parties have agreed to review the limits on expense reimbursements upon the following events: (i) a sale of Chase Park Plaza (ii) a sale of Frisco Square, and (iii) relief from certain SEC reporting obligations; provided that if none of these events have occurred by August 1, 2017, the parties will review the expense limits by

Behringer Harvard Opportunity REIT I, Inc.
Notes to Consolidated Financial Statements

September 1, 2017 and negotiate in good faith to reduce the limits as appropriate. The term of the Lightstone Advisory Agreement is one year, but may be renewed for successive one-year terms upon the mutual consent of parties to the agreement.
Entry into Lightstone Property Management Agreement
We, the Operating Partnership, and the SPEs entered into the Lightstone Property Management Agreement with the Lightstone Manager. Under the Lightstone Property Management Agreement, the Lightstone Manager agreed to provide property management and leasing services to us, the Operating Partnership, and the SPEs. The Lightstone Property Management Agreement is effective immediately for us, the Operating Partnership, and all SPEs other than the Lender SPEs. For the Lender SPEs, the Lightstone Property Management Agreement will be effective for each Lender SPE as of the date following receipt or waiver of any required lender consent.
The Lightstone Property Management Agreement is substantially similar to the terminated Behringer Management Agreement except for the changes described below and certain immaterial changes. The term of the agreement is five years, subject to successive five-year renewal periods unless notice of termination is provided on or before 90 days prior to the expiration date. Under the Lightstone Property Management Agreement, the Lightstone Manager must use commercially reasonable efforts to perform its duties.

*********

Behringer Harvard Opportunity REIT I, Inc.
Valuation and Qualifying Accounts and Reserves
Schedule II
December 31, 2016, 2015, and 2014
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2016
Allowance for doubtful accounts	$246	$75	$—	$163		$158
Allowance for loan loss	—	—	—	—		—
Year ended December 31, 2015
Allowance for doubtful accounts	$207	$58	$—	$19		$246
Allowance for loan loss	13,670	—	—	13,670	(1)	—
Year ended December 31, 2014
Allowance for doubtful accounts	$2,375	$137	$—	$2,305		$207
Allowance for loan loss	13,897	—	—	227		13,670
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

Behringer Harvard Opportunity REIT I, Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2016
($ in thousands)

				Initial Cost
Property Name	Location	Encumbrances		Land and improvements	Building and improvements	Cost capitalized subsequent to acquisition(1)	Gross amount carried at close of period	Accumulated depreciation	Year of construction	Date acquired	Depreciable life
Chase Park Plaza	St. Louis, MO	$60,888		$3,612	$50,143	$43,026	$96,781	$23,911	1922 - 1931	12/8/2006	(2)
The Lodge & Spa at Cordillera	Edwards, CO	—		9,398	7,468	(6,596)	10,270	2,033	1988	6/6/2007	(2)
Frisco Square	Frisco, TX	30,031		40,098	27,907	4,734	72,739	18,864	2002 - 2003	8/3/2007	(3)
Northpoint Central	Houston, TX	10,602	(5)	750	19,849	(8,712)	11,887	2,152	1982	9/13/2007	(3)
Northborough Tower	Houston, TX	—		1,400	31,401	(32,801)	—	—	1983	2/26/2008	(3)
Royal Island	Commonwealth of Bahamas	14,489		21,158	2,842	—	24,000	2,685	—	6/6/2012	(3)
The Ablon at Frisco Square	Frisco, TX	26,300		—	—	40,810	40,810	1,284	2014 -2015	(4)	(4)
Totals		$142,310		$76,416	$139,610	$40,461	$256,487	$50,929
_______________________________________________________________________________

(1)	Includes adjustment to basis, such as impairment losses

(2)	Hotels are depreciated according to Company policy, which uses the straight-line method over their estimated useful life of 39 years.

(3)	Buildings are depreciated according to Company policy, which uses the straight-line method over their estimated useful life of 25 years.

(4)	Construction of a 275-unit multifamily project at The Ablon at Frisco Square development which began operations in February 2016.

(5)
Las Colinas Commons and Northpoint Central are both borrowers under a loan that matures in May 2017. The Las Colinas Commons loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender requires a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount is used to reduce Northpoint Central’s loan balance. We reclassified the full release price as a liability associated with our real estate held for sale as of December 31, 2015.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2016, 2015, and 2014 is as follows:
Real Estate and Accumulated Depreciation
Schedule III
(in thousands)

	Year Ended December 31,
	2016		2015		2014
Real Estate:
Balance at beginning of period	$290,824		$278,558		$284,532
Improvements	5,690		34,587		14,519
Write-offs	(292)		(3,378)		(759)
Establishment of new basis for impaired assets	(4,078)	(1)	(18,943)	(2)	(18,467)	(3)
Cost of real estate sold	(35,657)		—		(1,267)
Balance at end of the period	$256,487		$290,824		$278,558
Accumulated depreciation:
Balance at beginning of period	$48,951		$49,258		$48,652
Depreciation expense	8,847		10,366		9,931
Write-offs	(292)		(3,270)		(440)
Reclassification	(765)	(1)	(7,403)	(2)	(8,885)	(3)
Disposals	(5,812)		—		—
Balance at end of the period	$50,929		$48,951		$49,258
_______________________________________________________________________________

(1)
During the year ended December 31, 2016, we recorded non-cash impairment charges for our unconsolidated investment in Central Europe and our Northpoint Central office building of $7 million and $2.2 million. The accumulated depreciation for our unconsolidated investment in Central Europe and Northpoint Central of $0 million and $0.8 million, respectively, were offset against the basis of the assets.

(2)
During the year ended December 31, 2015, we recorded non-cash impairment charges for our Frisco Square land and our Northborough Tower and Northpoint Central office buildings of $6.8 million, $2.1 million, and $2.7 million, respectively, for a total of $11.6 million. The accumulated depreciation for Northborough Tower and Northpoint Central of $0.8 million and $6.6 million, respectively, were offset against the basis of the assets.

(3)
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

3.1		Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2		Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on June 9, 2011)

3.3		Articles of Amendment of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on February 24, 2017)

3.4		Second Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on February 24, 2017)

10.1
Fourth Amended and Restated Advisory Management Agreement between Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Opportunity Advisors I, LLC dated May 31, 2016 (previously filed in and incorporated by reference to Form 8-K, filed on May 31, 2016)

10.2
Third Amended and Restated Property Management and Leasing Agreement by and among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP, Behringer Harvard Opportunity Management Services, LLC, Behringer Harvard Real Estate Services, LLC, and several affiliated special purpose entities dated May 31, 2016 (previously filed in and incorporated by reference to Form 8-K, filed on May 31, 2016)

10.3*
Termination of Advisory Management Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity Advisors I, LLC, and Stratera Holdings, LLC effective as of February 10, 2017

10.4*
Termination of Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP and several affiliated special purpose entities, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC, and Stratera Holdings, LLC effective as of February 10, 2017

10.5*		Advisory Management Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP and LSG-BH I Advisor LLC effective as of February 10, 2017

10.6*
Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP and several affiliated special purpose entities, and LSG-BH I Property Manager LLC effective as of February 10, 2017

21.1*		List of Subsidiaries

31.1*		Rule 13a-14(a)/15d-14(a) Certification

31.2*		Rule 13a-14(a)/15d-14(a) Certification

32.1*	(1)	Section 1350 Certification

32.2*	(1)	Section 1350 Certification

99.1		Amended and Restated Policy for Estimation of Common Stock Value (previously filed in and incorporated by reference to Exhibit 99.2 to Form 10-K, filed on March 29, 2012)

101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 22, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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