Form 10-Q
period 2017-03-31
Behringer Harvard Opportunity REIT I, Inc.
filed 2017-05-15
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 30, 2017, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended March 31, 2017

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statement of Net Assets in Liquidation as of March 31, 2017	3

	Condensed Consolidated Balance Sheet as of December 31, 2016	4

	Condensed Consolidated Statement of Changes in Net Assets in Liquidation for the Period from February 1, 2017 through March 31, 2017	5

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the One Month Ended January 31, 2017 and the Three Months Ended March 31, 2016	6

	Condensed Consolidated Statements of Equity for the One Month Ended January 31, 2017 and the Three Months Ended March 31, 2016	7

	Condensed Consolidated Statements of Cash Flows for the One Month Ended January 31, 2017 and the Three Months Ended March 31, 2016	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signature		35

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statement of Net Assets in Liquidation

(Liquidation Basis)

(in thousands)

(unaudited)

March 31, 2017
Assets
Real estate assets	$242,879
Equity investments	6,416
Cash and cash equivalents	24,370
Restricted cash	8,567
Accounts receivable	2,167
Other assets	1,342
Total Assets	285,741
Liabilities
Notes payable	141,498
Liability for non-controlling interests	4,793
Liability for estimated costs in excess of estimated receipts during liquidation	5,081
Accounts payable	1,162
Due to related parties	579
Accrued and other liabilities	22,659
Total Liabilities	175,772
Commitments and contingencies
Net assets in liquidation	$109,969

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Balance Sheet

(Going Concern Basis)

(in thousands, except share and per share amounts)

December 31, 2016
Assets
Real estate
Land and improvements, net	$54,759
Buildings and improvements, net	149,959
Real estate under development	840
Total real estate	205,558
Cash and cash equivalents	19,086
Restricted cash	8,406
Accounts receivable, net	4,257
Prepaid expenses and other assets	1,670
Investments in unconsolidated joint ventures	7,711
Furniture, fixtures and equipment, net	3,668
Lease intangibles, net	1,182
Other intangibles, net	3,307
Total assets	$254,845
Liabilities and Equity
Notes payable, net	$141,882
Accounts payable	1,385
Payables to related parties	529
Accrued and other liabilities	25,254
Total liabilities	169,050
Commitments and contingencies
Equity
Behringer Harvard Opportunity REIT I, Inc. Equity:
Preferred stock, $.0001 par value per share; 50,000,000 shares authorized, none issued and outstanding	—
Convertible stock, $.0001 par value per share; 1,000 shares authorized, 1,000 shares issued and outstanding	—
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding	6
Additional paid-in capital	507,303
Accumulated distributions and net loss	(417,023)
Accumulated other comprehensive loss	(4,921)
Total Behringer Harvard Opportunity REIT I, Inc. equity	85,365
Noncontrolling interest	430
Total equity	85,795
Total liabilities and equity	$254,845

See Notes to Unaudited Condensed Consolidated Financial Statements.

4

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statement of Changes in Net Assets in Liquidation

(Liquidation Basis)

(in thousands)

(unaudited)

Period from February 1, 2017 through March 31, 2017
Net assets in liquidation, beginning of period	$109,969
Changes in net assets in liquidation	—
Net assets in liquidation, end of period	$109,969

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Going Concern Basis)

(in thousands, except share and per share amounts)

(unaudited)

	One Month Ended January 31,	Three Months Ended March 31,
	2017	2016
Revenues
Rental revenue	$1,277	$4,141
Hotel revenue	2,284	7,619
Condominium sale	—	2,271
Total revenues	3,561	14,031
Expenses
Property operating expenses	475	1,863
Hotel operating expenses	2,163	6,901
Bad debt recovery	(5)	(15)
Cost of condominium sale	—	2,271
Interest expense	717	2,854
Real estate taxes	401	1,015
Property management fees	96	431
Asset management fees	159	536
General and administrative	322	1,210
Depreciation and amortization	869	2,638
Total expenses	5,197	19,704
Interest income	—	1
Other expense, net	—	(15)
Loss before gain on sale of real estate, income tax expense and equity in earnings of unconsolidated joint venture	(1,636)	(5,687)
Gain on sale of real estate	—	1,277
Income tax expense	(6)	(22)
Equity in earnings of unconsolidated joint venture	25	54
Net loss	(1,617)	(4,378)
Net loss attributable to the noncontrolling interest	35	139
Net loss attributable to common shareholders	$(1,582)	$(4,239)
Weighted average shares outstanding:
Basic and diluted	56,500	56,500
Basic and diluted loss per share	$(0.03)	$(0.08)
Comprehensive loss
Net loss	$(1,617)	$(4,378)
Other comprehensive income:
Foreign currency translation gain	342	711
Total other comprehensive income	342	711
Comprehensive loss	(1,275)	(3,667)
Comprehensive loss attributable to the noncontrolling interest	35	139
Comprehensive loss attributable to common shareholders	$(1,240)	$(3,528)

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Equity

(Going Concern Basis)

(in thousands, except share amounts)

(unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Distributions and Net Loss	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2016	1,000	$—	56,500,472	$6	$507,303	$(397,259)	$(4,301)	$996	$106,745
Net loss	—	—	—	—	—	(4,239)	—	(139)	(4,378)
Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	711	—	711
Balance at March 31, 2016	1,000	$—	56,500,472	$6	$507,303	$(401,498)	$(3,590)	$857	$103,078

Balance at January 1, 2017	1,000	$—	56,500,472	$6	$507,303	$(417,023)	$(4,921)	$430	$85,795
Net loss	—	—	—	—	—	(1,582)	—	(35)	(1,617)
Other comprehensive income:
Foreign currency translation gain	—	—	—	—	—	—	342	—	342
Balance at January 31, 2017	1,000	$—	56,500,472	$6	$507,303	$(418,605)	$(4,579)	$395	$84,520

See Notes to Unaudited Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(Going Concern Basis)

(in thousands)

(unaudited)

	One Month Ended January 31,	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,617)	$(4,378)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	871	2,602
Amortization of deferred financing fees	53	158
Loss on retirement of asset	—	16
Gain on sale of real estate	—	(1,277)
Bad debt recovery	(5)	(15)
Equity in earnings of unconsolidated joint venture	(25)	(54)
Change in operating assets and liabilities:
Accounts receivable	(201)	27
Condominium inventory	—	2,201
Prepaid expenses and other assets	37	452
Accounts payable	(478)	127
Accrued and other liabilities	(548)	477
Payables to related parties	68	(106)
Lease intangibles	4	(56)
Net cash (used in) provided by operating activities	(1,841)	174
Cash flows from investing activities:
Proceeds from sale of real estate	—	14,004
Additions of real estate and furniture, fixtures, and equipment	(262)	(7,094)
Change in restricted cash	207	2,418
Distributions from unconsolidated joint venture	—	202
Net cash (used in) provided by investing activities	(55)	9,530
Cash flows from financing activities:
Proceeds from notes payable	—	6,533
Payments on notes payable	(259)	(17,185)
Net cash used in financing activities	(259)	(10,652)
Net change in cash and cash equivalents	(2,155)	(948)
Cash and cash equivalents at beginning of the year	19,086	20,746
Cash and cash equivalents at end of the period	$16,931	$19,798

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

We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of March 31, 2017, we wholly owned two properties and consolidated three properties through investments in joint ventures on our condensed consolidated financial statements.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 17 properties that is accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Texas, and the Commonwealth of The Bahamas; and our equity method investment properties are located in the Czech Republic and Poland.

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

Plan of Liquidation

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

Pursuant to the Plan of Liquidation, we expect to make liquidating distribution payments to our stockholders after we sell all of our assets, pay all of our known liabilities, and provide for unknown liabilities. We expect to complete these activities within 24 months of stockholder approval of the Plan of Liquidation. We can give no assurances regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sales prices we will receive for our assets and the amount or timing of any liquidating distributions. Our ability to execute our Plan of Liquidation is dependent upon our ability to sell real estate investments, to pay or retire debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our Company, including our development and operating properties, as well as administrative and wind-down expenses.

2.	Interim Unaudited Financial Information

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2017.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The results for the interim periods shown in this report are not indicative of future financial results as we are in the process of implementing the Plan of Liquidation.  The accompanying condensed consolidated statement of net assets in liquidation as of March 31, 2017, the condensed consolidated statement of changes in net assets in liquidation for the period from February 1, 2017 through March 31, 2017, the condensed consolidated statements of operations and comprehensive loss for the one month ended January 31, 2017 and the three months ended March 31, 2016, and the condensed consolidated statements of equity and cash flows for the one month ended January 31, 2017 and the three months ended March 31, 2016 have not been audited by our independent registered public accounting firm.

In the opinion of management, the accompanying financial statements include all adjustments necessary to fairly present the net assets in liquidation as of March 31, 2017 and the changes in net assets in liquidation for the period from February 1, 2017 through March 31, 2017, and the results of operations, equity, and cash flows for the period from January 1, 2017 through January 31, 2017 in accordance with accounting principles generally accepted in the United States of America. Such adjustments are normal and recurring in nature.

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

Presentation of Financial Statements

As a result of the approval of the Plan of Liquidation by our stockholders on January 30, 2017, our financial statements in this Form 10-Q are presented using two different bases of accounting. We adopted the liquidation basis of accounting as of February 1, 2017 and for the periods subsequent to February 1, 2017. We believe the one-day timing difference between the approval of the Plan of Liquidation on January 30, 2017 and the adoption of the liquidation basis of accounting on February 1, 2017 is immaterial. Under the liquidation basis of accounting, all of our assets must be stated at their estimated net realizable values, which is the amount expected to be collected in settling or disposing the assets. As a result, a Statement of Net Assets in Liquidation is presented, which represents the estimated amount of cash we ultimately expect to collect on disposal of assets and payment of obligations as we implement the Plan of Liquidation. In addition, a Statement of Changes in Net Assets in Liquidation will reflect changes in net assets from the original estimated values as of February 1, 2017 through the most recent period presented, as further described below.

All financial results and disclosures through January 31, 2017, prior to adopting liquidation basis accounting, are presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2016, and the statements of operations and comprehensive loss, the statements of equity, and the statements of cash flows for the one month ended January 31, 2017 and the three months ended March 31, 2016 use the going concern basis of accounting presentation consistent with our Annual Report on Form 10-K for the year ended December 31, 2016, as further described below.

While we project having available cash to distribute to stockholders after all asset sales are completed, we are subject to outside forces beyond our control when completing the sales of our properties, some of which are more difficult to market and all of which are at various stages of disposition. As substantially all of our debt matures in the next twelve months, in the absence of completing the disposals, we would be forced to find short-term financing options which, at this time, we have not sought out and which may be difficult to obtain given the announced liquidation of the Company.

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

Liquidation Basis (Post Plan of Liquidation Stockholder Approval)

Effective February 1, 2017, in accordance with liquidation basis accounting, our assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we expect to collect on disposal of assets and payment of obligations as we implement the Plan of Liquidation. The liquidation value of our operating properties are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We accrue costs and income that we expect to incur and earn, respectively, through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the accompanying Condensed Consolidated Statement of Net Assets in Liquidation. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4, "Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation" for further discussion. Actual costs incurred but unpaid as of March 31, 2017 are included in accounts payable, due to related parties, and accrued and other liabilities on the accompanying Condensed Consolidated Statement of Net Assets in Liquidation.

Net assets in liquidation represents the estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

Going Concern Basis (Pre Plan of Liquidation Stockholder Approval)

Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.

Noncontrolling Interests - Liquidation Basis

In liquidation, the presentation for joint ventures historically consolidated under the going concern basis accounting will be determined based on the Company's planned exit strategy for the joint venture investment. We intend to sell all of our properties, rather than selling our interest in our properties, and therefore the properties will be presented on a gross basis with a liability to the non-controlling interest holders. Amounts due to non-controlling interests in connection with the disposition of consolidated joint ventures have been accrued and are recorded as liability for non-controlling interests.

Consolidation and Variable Interest Entities - Going Concern Basis

Operating results for the periods ended January 31, 2017 and March 31, 2016 were prepared on the going concern basis of accounting, which contemplates the realization of assets and liabilities in the normal course of business. Our condensed consolidated financial statements included our accounts and the accounts of other subsidiaries over which we had control.  All inter-company transactions, balances, and profits were eliminated in consolidation.  Interests in entities acquired were evaluated based on applicable GAAP, which included the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we were the primary beneficiary.  If the interest in the entity was determined not to be a VIE, then the entity was evaluated for consolidation based on legal form, economic substance, and the extent to which we had control and/or substantive participating rights under the respective ownership agreement. For entities in which we had less than a controlling interest or entities which we were not deemed to be the primary beneficiary, we accounted for the investment using the equity method of accounting.

There were judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and, if so, whether we were the primary beneficiary.  The entity was evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  Determining expected future losses involved assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility, and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions, and estimates outlined above could have resulted in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Liquidation Basis

As of March 31, 2017, real estate assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we expect to collect on disposal of assets, less disposal costs, as we implement the Plan of Liquidation.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Going Concern Basis

Prior to adopting the liquidation basis of accounting, the value of hotels and all other buildings was depreciated over the estimated useful lives of 39 years and 25 years, respectively, using the straight-line method. Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (in thousands):

December 31, 2016	Buildings and Improvements	Land and Improvements	Lease Intangibles	Other Intangibles
Cost	$198,499	$57,148	$3,643	$9,626
Less: depreciation and amortization	(48,540)	(2,389)	(2,461)	(6,319)
Net	$149,959	$54,759	$1,182	$3,307

Condominium Inventory - Going Concern Basis

On February 22, 2016, we sold our one remaining condominium unit in inventory at Chase — The Private Residences for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs.

Accounts Receivable - Going Concern Basis

Prior to adopting the liquidation basis of accounting, accounts receivable primarily consisted of straight-line rental revenue receivables of $2 million as of December 31, 2016, and receivables from our hotel operators and tenants related to our other consolidated properties of $2.4 million.  The allowance for doubtful accounts was $0.2 million as of December 31, 2016.

Investment Impairment - Going Concern Basis

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

During the year ended December 31, 2016, we recorded $9.2 million of non-cash impairment charges as a result of measurable decreases in the fair value of two of our investments. We recorded a non-cash impairment charge of $2.2 million for our Northpoint Central building based upon indication of a decline in market value of the asset. In estimating the fair value of Northpoint Central, we primarily considered an appraisal prepared in connection with the Plan of Liquidation. The appraised value was determined using a discounted cash flow analysis. We also recorded a non-cash impairment charge of $7 million for our unconsolidated investment in Central Europe. We reviewed estimates of the underlying real estate assets of the venture based upon a discounted cash flow analysis and did not find the asset book value reported by the venture impaired. We then evaluated our interest in the Central Europe investment for an other than temporary decline in market value and determined that we would not recover our investment during our hold period. Due to the shortened hold period contemplated in the Plan of Liquidation, the lack of control by the Company to compel the venture to sell the remaining assets and liquidate the venture during our hold period, and the absence of a market to buy our interest, we recorded an impairment of our investment interest by discounting our interest in the investment by 40% to reflect the impact of holding a non-controlling interest.

Deferred Financing Fees - Going Concern Basis

Prior to adopting the liquidation basis of accounting, deferred financing fees were recorded at cost and amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Deferred financing fees, net of accumulated amortization, were $0.4 million as of December 31, 2016. Accumulated amortization of deferred financing fees were $1.9 million as of December 31, 2016.

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

Under the liquidation basis of accounting, we use estimates to adjust our assets to liquidation value. These estimates include the amount of cash that we expect to collect on disposal of assets, payment of obligations, and accrued income and expenses as we implement the Plan of Liquidation.

Restricted Cash

As of March 31, 2017, restricted cash of $8.6 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Accrued and Other Liabilities

As of March 31, 2017, accrued and other liabilities of $22.7 million included amounts set aside related to certain operating expenses, property taxes, and tenant escrows. Approximately $10.3 million is for accrued interest related to Royal Island, and was settled at the disposition of the property on May 8, 2017.

Recently Issued Accounting Pronouncements

As a result of the adoption of the liquidation basis of accounting, we do not anticipate that any recently issued accounting pronouncements will have a material effect on our consolidated financial statements.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

The liquidation basis of accounting requires us to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. We currently estimate that we will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for lease-up, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

Upon transition to the liquidation basis of accounting on February 1, 2017, we accrued the following revenues and expenses expected to be incurred during liquidation (in thousands):

Rental revenue	$8,201
Hotel revenue	11,716
Property operating expenses	(2,535)
Hotel operating expenses	(8,776)
Interest expense	(2,593)
Real estate taxes	(2,088)
Property management fees	(694)
Asset management fees	(929)
General and administrative expenses	(3,431)
Capital expenditures	(2,872)
Liquidation transaction costs	(2,785)
Liquidation transaction costs due to related parties	(200)
Liability for estimated costs in excess of estimated receipts during liquidation	$(6,986)

The change in liability for estimated costs in excess of estimated receipts during liquidation as of March 31, 2017 is as follows (in thousands):

	February 1, 2017	Net Cash Payments	Remeasurement of Assets and Liabilities	March 31, 2017
Assets:
Estimated net inflows from investments in real estate	$359	$313	$—	672
Liabilities:
Liquidation transaction costs	(2,985)	—	—	(2,985)
Corporate expenditures	(4,360)	1,592	—	(2,768)
	(7,345)	1,592	—	(5,753)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(6,986)	$1,905	$—	$(5,081)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	Net Assets in Liquidation

The following is a reconciliation of equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of February 1, 2017 (in thousands):

Equity as of January 31, 2017	$84,125
Increase due to estimated net realizable value of real estate	35,260
Increase due to adjustment of assets and liabilities to net realizable value	1,968
Increase in non-controlling interest liability	(4,398)
Liability for estimated costs in excess of estimated receipts during liquidation	(6,986)
Adjustment to reflect the change to the liquidation basis of accounting	25,844
Estimated value of net assets in liquidation as of February 1, 2017	$109,969

While there was an increase in our cash, we had offsetting changes to our other assets and liabilities; resulting in net assets in liquidation remaining the same during the period February 1, 2017 through March 31, 2017.

The net assets in liquidation at March 31, 2017 would result in liquidating distributions of approximately $1.95 per share. The estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Plan of Liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets, and any changes in the underlying assumptions of the projected cash flows.

6.	Assets and Liabilities Measured at Fair Value

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following fair value hierarchy tables present information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2016 (in thousands):

As of December 31, 2016	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$10,584	$10,584	$(2,212)
Investment in unconsolidated joint venture(2)	—	—	7,228	7,228	(7,035)

(1) In the third quarter of 2016, we recorded a non-cash impairment of $2.2 million with our Northpoint Central office building.

(2) In the third quarter of 2016, we recorded a $7 million non-cash impairment associated with our unconsolidated investment in Central Europe.

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at December 31, 2016 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$10,584	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	10.50% 9.50% 0% - 3.00% 0% - 3.00%
Investment in unconsolidated joint venture(2)	7,228	Market comparable	Discount for non-controlling interest(3)	40%

(1)	In the third quarter of 2016, we recorded a non-cash impairment of $2.2 million with our Northpoint Central office building.
(2)	In the third quarter of 2016, we recorded a $7 million non-cash impairment associated with our unconsolidated investment in Central Europe.
(3)	In determining the discount for our non-controlling interest, we considered the terms of the investment agreement, which limit our control to compel the liquidation of the investment, as well as the lack of a market for our interest in the investment.

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the one month ended January 31, 2017 and the year ended December 31, 2016.

7.	Fair Value Measurement of Financial Instruments

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

As of January 31, 2017 and December 31, 2016, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued and other liabilities, and payables/receivables from related parties were at amounts that reasonably approximated their fair value based on their highly liquid nature and/or short-term maturities. The fair values are based upon interest rates for mortgages with similar terms and remaining maturities that management believes we could obtain. The fair value of the notes payable is categorized as a Level 2 basis. The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available for loans with similar terms and maturities. The fair value of the notes payable was determined by discounting the future contractual interest and principal payments by a market rate.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Carrying amounts of our notes payable and the related estimated fair value as of December 31, 2016 are as follows (in thousands):

	December 31, 2016
	Carrying Amount	Fair Value
Notes payable	$142,310	$140,746
Less: unamortized debt issuance costs	(428)
Notes payable, net	$141,882

The fair value estimates presented herein are based on information available to our management as of December 31, 2016. Although our management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these condensed consolidated financial statements since those respective dates.

8.	Real Estate Investments

As of March 31, 2017, we wholly owned two properties and consolidated three properties through investments in joint ventures on our condensed consolidated financial statements.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 17 properties that are accounted for using the equity method.  Capital contributions, distributions, and profits and losses of these properties are allocated in accordance with the terms of the applicable partnership agreement.

The following table presents certain information about our consolidated properties as of March 31, 2017:

Property Name	Location	Approximate Rentable Square Footage		Description	Ownership Interest	Year Acquired
Chase Park Plaza	St. Louis, Missouri	—		hotel and condominium development property	100%	2006
Frisco Square	Frisco, Texas		(1)	mixed-use development (multifamily, retail, office, restaurant and land)	(1)	2007
Northpoint Central	Houston, Texas	180,000		9-story office building	100%	2007
The Lodge & Spa at Cordillera	Edwards, Colorado	—		land, hotel and development property	97%	2007
Royal Island(2)	Commonwealth of The Bahamas	—		land	87	2012

(1)	Our Frisco Square mixed-use development consists of 101,000 square feet of office space, 71,000 square feet of retail, a 41,500 square foot movie theater, 114 multifamily units, approximately 17 acres of land which we own 100%, and a 275-unit multifamily project which became fully developed in the first quarter of 2016 in which we own a 90% interest.
(2)	Our initial investment in Royal Island was made in May 2007. We consolidated Royal Island as of June 6, 2012 when we obtained all of the outstanding shares of Royal Island (Australia) Pty Limited. A third party indirectly owns 12.71% of Royal Island.

Real Estate Development

The Ablon at Frisco Square

On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed-use project to The Ablon at Frisco Square, LLC (“Ablon Frisco Square Venture”), a special purpose entity in which we own a 90% limited partnership interest. The venture was formed to construct a 275-unit multifamily project. Concurrently with the land contribution, the joint venture closed on a $26.3 million construction loan. See Note 10, Notes Payable, for additional information. Construction on the development began on September 2, 2014. Total construction costs for the development were approximately $41.9 million. The project was completed and available for occupancy in the first quarter of 2016.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Real Estate Asset Dispositions

Las Colinas Commons

On February 2, 2016, we sold Las Colinas Commons for a contract sales price of approximately $14.3 million, resulting in $14 million of cash proceeds after reduction for certain transaction costs. We recorded a gain on sale of real estate property of $1.3 million. Las Colinas Commons and Northpoint Central are both borrowers under a loan that matured in May 2017. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $11.3 million associated with the office building. The $3.6 million excess principal payment amount was used to reduce Northpoint Central’s allocated loan balance.

Frisco Square Land Sales

On February 14, 2017, we sold a 3.29 acre parcel of undeveloped land at Frisco Square for a contract sales price of $4.7 million. On March 28, 2017, we sold a 3.83 acre parcel of undeveloped land at Frisco Square for a contract sales price of $5 million.

Disposed Real Estate Reported in Continuing Operations

The Company does not view the 2016 disposal of Las Colinas Commons as a strategic shift. Therefore, the results of operations of the property continued to be included in continuing operations within the accompanying condensed consolidated statements of operations prior to the disposition and through January 31, 2017.

The following table presents net income attributable to the Company for the one month ended January 31, 2017 and three months ended March 31, 2016 related to Las Colinas Commons. Net income for the three months ended March 31, 2016 includes the $1.3 million gain on sale of Las Colinas Commons (in millions):

	One Month Ended January 31,	Three Months Ended March 31,
Description	2017	2016
Net income attributable to the Company	$—	$0.8

Investment in Unconsolidated Joint Venture

The following table presents certain information about our unconsolidated investment as of December 31, 2016 ($ in thousands):

	Ownership	Carrying Value of Investment
Property Name	Interest	December 31, 2016
Central Europe Joint Venture	47.01%	$7,711

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Our investment in the unconsolidated joint venture as of December 31, 2016 consisted of our proportionate share of the combined assets and liabilities of our investment property, shown at 100%, as follows (in thousands):

December 31, 2016
Real estate assets, net	$53,294
Cash and cash equivalents	4,858
Other assets	1,338
Total assets	$59,490

Notes payable	$31,321
Other liabilities	1,814
Total liabilities	33,135

Equity	26,355
Total liabilities and equity	$59,490

Our equity in earnings from our investment is our proportionate share of the combined earnings of our unconsolidated joint venture, shown at 100%, for the three months ended March 31, 2016, as follows (in thousands):

Three Months Ended March 31,
2016
Revenue	$1,736

Operating expenses:
Operating expenses	504
Property taxes	48
Total operating expenses	552

Operating income	1,184

Non-operating expenses:
Depreciation and amortization	617
Impairment charge	—
Interest and other, net	452
Gain on sale	—
Total non-operating expenses	1,069

Net income	$115

Equity in earnings of unconsolidated joint venture(1)	$54

(1)	Company’s share of net income.

9.	Variable Interest Entities

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Consolidated VIEs

We consolidated the Operating Partnership, Behringer Harvard Cordillera, LLC, Behringer Harvard Residences at Cordillera, LLC, and Behringer Harvard Royal Island Debt, LP, which are variable interest entities, or VIEs, for which the Company is the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we were the primary beneficiary of a VIE, we considered qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations included estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

10.	Notes Payable

The following table sets forth our notes payable on our consolidated properties at March 31, 2017 and December 31, 2016 (in thousands):

	Notes Payable as of
Description	March 31, 2017	December 31, 2016	Interest Rate	Maturity Date
Royal Island(1)	$14,489	$14,489	15%	11/30/2016
Northpoint Central(2)	10,277	10,602	5.15%	5/6/2017
Chase Park Plaza Hotel and Chase — The Private Residences	60,542	60,888	4.95%	8/11/2017
BHFS II, LLC	6,702	6,733	30-day LIBOR + 3%(3)	2/1/2018
BHFS III, LLC	6,015	6,044	30-day LIBOR + 3%(3)	2/1/2018
BHFS IV, LLC	12,496	12,555	30-day LIBOR + 3%(3)	2/1/2018
BHFS Theatre, LLC	4,677	4,699	30-day LIBOR + 3%(3)	2/1/2018
The Ablon at Frisco Square	26,300	26,300	30-day LIBOR + 2.5%(3)	8/26/2017
Total debt	141,498	142,310
Deferred financing fees(4)	—	(428)
Total notes payable obligation	$141,498	$141,882

(1)	In April 2016, the lenders agreed to increase the amount available to draw on the loan to $14.5 million. We received a short term extension of the loan secured by Royal Island, extending our maturity date from November 10, 2016 to November 30, 2016. The lender has not further extended the maturity date. On May 8, 2017 we sold the asset to the lender.
(2)	We have been marketing Northpoint Central for sale, but have not received any offers above the debt balance. The loan matured on May 6, 2017, and we are currently in negotiations to transfer the asset to the lender.
(3)	30-day LIBOR was 0.98% at March 31, 2017.
(4)	Under liquidation basis of accounting, debt is no longer presented net of deferred financing fees.

Our notes payable balance was $141.5 million at March 31, 2017. Our notes payable balance at December 31, 2016 was $141.9 million, net of deferred financing fees of $0.4 million, consisted of new financing and loan assumptions related to our consolidated property acquisitions.

Each of our notes payable is collateralized by one or more of our properties.  At March 31, 2017, our notes payable interest rates ranged from 3% to 15%, with a weighted average interest rate of approximately 5.5%.  Of our $141.5 million in notes payable at March 31, 2017, $56.2 million represented debt subject to variable interest rates.  At March 31, 2017, our notes payable had maturity dates that ranged from November 2016 to February 2018.  We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS Loans had an outstanding balance at March 31, 2017 of $29.9 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Las Colinas Commons and Northpoint Central are both borrowers under a loan that matured in May 2017. The Las Colinas Commons allocated loan balance at December 31, 2015 was $11.3 million. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. The $3.6 million excess principal payment amount was used to reduce Northpoint Central’s allocated loan balance. The full release price was reclassified as a liability associated with our real estate held for sale as of December 31, 2015. We sold the Las Colinas Commons office buildings on February 2, 2016 and paid in full the existing indebtedness of the Las Colinas Commons loan of $11.3 million and paid $3.6 million to reduce Northpoint Central’s allocated loan balance. As of March 31, 2017, the loan balance associated with Northpoint Central was $10.3 million.

The notes related to Royal Island, Northpoint Central, Chase Park Plaza Hotel, and Ablon at Frisco Square mature in the next 12 months. The loans are non-recourse to the Company. We are in various stages of marketing our assets for sale and generally expect to sell assets prior to their loan maturities. On May 8, 2017 we sold Royal Island to the lender for discharge of all indebtedness.  We have been marketing Northpoint Central for sale, but have not received any offers above the debt balance. The loan matured on May 6, 2017, and we are currently in negotiations to transfer the asset to the lender.  The loan is non-recourse to the Company.  The Chase Park Plaza loan matures in August 2017.  On March 16, 2017 we executed a purchase and sale agreement for the asset, but have also engaged a broker to explore refinancing options for the asset if we do not complete a sale transaction prior to maturity. The Ablon at Frisco Square loan matures in August 2017 and has two one-year extensions available. If we do not sell the asset prior to its mortgage maturity, we expect to exercise the extension option. The loans for our Frisco Square mixed use project mature in February 2018 and have two one-year extensions available. If we do not sell the asset prior to its mortgage maturity, we expect to exercise the extension option.

Ablon at Frisco Square Financing

On August 26, 2014, the Ablon Frisco Square Venture obtained a $26.3 million construction loan. The loan incurs interest at 30-day LIBOR plus 2.5% and has a three-year term with two 12-month extensions available. Payments of interest-only are required during the initial three-year term. As of March 31, 2017, we had drawn $26.3 million under the construction loan. The project was completed and available for occupancy in the first quarter of 2016. Our joint venture partner, or one of its affiliates, has provided the completion guaranty and any other carve-out guaranties for the construction loan.

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

The loan continues to bear interest at 4.95% and matures on August 11, 2017 with two one-year extensions available. Under the modification, the property must have a debt service coverage ratio, as defined, of 1.35 to exercise the extension options. Under the modified loan, we were required to escrow $1.5 million with the lender for the estimated 2017 property tax increase due to the expirations of the 10-year property tax abatement program in December 2016.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The modification also requires the establishment of a $3.1 million escrow related to certain facade repairs and enhancements. The lender will disburse funds from the escrow monthly to pay the construction contract draws as the construction project is invoiced and completed. The Park Plaza Residential Association is responsible to reimburse 39.3% of the construction cost as invoiced. The project is expected to be completed in December 2017. The escrow balance was $1.9 million at March 31, 2017.

The following table summarizes our aggregate contractual obligations for principal payments as of March 31, 2017 (in thousands):

Principal Payments Due:	Amount
April 1, 2017 - December 31, 2017	$112,041
2018	29,457
2019	—
2020	—
2021	—
Total contractual obligations	$141,498

11.	Commitments and Contingencies

Chase Park Plaza Hotel

Under the Chase Park Plaza Hotel loan agreement, the Company provided a completion guarantee of $6.5 million for room renovations and other improvements to be finished by August 10, 2017. If the renovation is not completed by August 10, 2017 the lender may require the Company to escrow 125% of the unspent funds related to the renovation. In August 2016, as part of our Chase Park Plaza loan modification, we escrowed $3.1 million for a construction project and $1.5 million for 2017 real estate taxes. At March 31, 2017, the construction and tax escrow balances are $1.9 million and $1.5 million, respectively.

Royal Island

On May 8, 2017 we sold our Royal Island asset to its lender for discharge of all indebtedness under the loan. The proceeds from the sale are not sufficient to pay the outstanding obligations of the partnership entities that own Royal Island. These obligations are non-recourse to the Company. The Company is exploring alternatives to settle these obligations, which may include, placing the underlying partnerships in receivership or some other form of judicial liquidation process.

12.	Related Party Transactions

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

Concurrently with our entry into the Advisory Termination Agreement, we engaged the Advisor to provide us with advisory services pursuant to an advisory management agreement (the “Lightstone Advisory Agreement”). The fees earned by and expenses reimbursed to the Advisor pursuant to the Lightstone Advisory Agreement are identical to the fees earned by and expenses reimbursed to the Behringer Advisor pursuant to the Fourth Advisory Agreement. The following discussion describes the fees and expenses payable to our external advisor and its respective affiliates under both the Fourth Advisory Agreement and the Lightstone Advisory Agreement.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

We pay the external advisor an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  For the one month ended January 31, 2017 and the three months ended March 31, 2016, we incurred approximately $0.2 million and $0.5 million of asset management fees, respectively.

We pay the external advisor acquisition and advisory fees of 2.5% of the contract purchase price of each asset for the acquisition, development, or construction of real property or 2.5% of the funds advanced in respect of a loan investment.  For the one month ended January 31, 2017 and the three months ended March 31, 2016, we incurred no acquisition and advisory fees.

The debt financing fee paid to the Advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount.  Amounts due to the external advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the one month ended January 31, 2017 or the three months ended March 31, 2016.

Subject to certain restrictions as described in the advisory agreement, we reimburse the external advisor for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our external advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of (i) 2% of our average invested assets or (ii) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the external advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. In addition, pursuant to the advisory agreement, our obligation to reimburse the external advisor for certain costs incurred in connection with administrative services is limited to $1.66 million annually. We do not reimburse our external advisor for the salaries and benefits that our external advisor or its affiliates pay to our named executive officers.  For the one month ended January 31, 2017 and the three months ended March 31, 2016, we incurred costs for administrative services of $0.1 million and $0.4 million, respectively.

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

Concurrently with our entry into the Property Management Termination Agreement, we engaged LSG-BH I Property Manager LLC (the “Lightstone Manager”), an affiliate of the Advisor, pursuant to a property management and leasing agreement (the “Lightstone Property Management Agreement”). The fees earned by and expenses reimbursed to the Lightstone Manager pursuant to the Lightstone Property Management Agreement are identical to the fees earned by and expenses reimbursed to the Behringer Manager pursuant to the Behringer Property Management Agreement. The following discussion describes the fees and expenses payable to our affiliated property manager and its respective affiliates under both the Behringer Property Management Agreement (in effect from September 20, 2005 through February 10, 2017) and the Lightstone Property Management Agreement (in effect as of February 10, 2017).

We pay our property manager fees for management, leasing, and maintenance supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  We will pay our property manager an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property.  In no event will we pay both a property management fee and an oversight fee to our property manager with respect to any particular property.  If we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred property management fees or oversight fees of approximately $0.1 million and $0.2 million during the one month ended January 31, 2017 and the three months ended March 31, 2016, respectively.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

At December 31, 2016, we had a payable to our external advisor and its affiliates of $0.5 million, which consists of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to our external advisor and property manager.

In connection with the adoption of the Plan of Liquidation, the Company accrues costs it expects to incur through the end of the liquidation. As of March 31, 2017, the Company accrued asset management fees of approximately $0.9 million, property management fees of approximately $0.7 million, and administrative service costs of approximately $1.2 million. These amounts are included in liabilities for estimated costs in excess of estimated receipts during liquidation. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

We are dependent on our external advisor and property manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. If these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.

13.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	One Month Ended January 31,	Three Months Ended March 31,
Description	2017	2016
Supplemental disclosure:
Interest paid, net of amounts capitalized	$472	$2,108
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	717	257
Capital expenditures for real estate under development in accounts payable and accrued liabilities	—	847
Additions to buildings and improvements reclassified from real estate under development	—	37,110
Additions to land and land improvements reclassified from real estate under development	—	3,662
Additions to furniture, fixtures, and equipment reclassified from real estate under development	—	1,088
Amortization of deferred financing fees in properties under development	—	10

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.	Subsequent Events

The Ablon at Frisco Square

On April 10, 2017, we executed a purchase and sale agreement to sell the Ablon at Frisco Square multifamily project to a third party for a sales price of $53.5 million. The buyer made an earnest money deposit of $1.5 million, which became non-refundable on April 20, 2017. We expect to close the transaction during the second quarter of 2017.

Chase Park Plaza Hotel

On April 24, 2017, we executed an amended purchase and sale agreement to sell the Chase Park Plaza Hotel to a third party for a sales price of $87.8 million. We expect to close the sale during the second quarter of 2017.

Central Europe Portfolio

In April 2017, we reached an agreement in principle to sell our 47.01% interest in the Central Europe Portfolio to the joint venture parter for €6.1 million (approximately $6.4 million). We are currently negotiating the contract to sell our interest and expect the transaction to close during the second quarter of 2017.

Royal Island

On May 8, 2017, we sold our Royal Island asset to the lender. Under the contract, the purchaser agreed to pay the deferred real estate taxes and seabed leases that total approximately $0.7 million and discharge of all indebtedness under the loan. The loan balance and accrued interest at March 31, 2017 was $24.8 million.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements of the Company and the notes thereto:

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Opportunity REIT I, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “REIT,” “we,” “us,” or “our”), including our ability to successfully implement the Plan of Liquidation, to address our debt maturities and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated liquidating distributions to our stockholders, and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described in this Quarterly report on Form 10-Q and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 22, 2017 and the factors described below:

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

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 21E of the Exchange Act.

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

Our business has been managed by an external advisor since the commencement of our initial public offering in 2005, and we have no employees. From September 20, 2005 through February 10, 2017, an affiliate of Behringer acted as our external advisor (the “Behringer Advisor”). On February 10, 2017, we engaged an affiliate of the Lightstone Group (“Lightstone”), LSG-BH I Advisor LLC (the “Advisor”), to provide advisory services to us. The external advisor is responsible for managing our day-to-day affairs and for services related to implementing the Plan of Liquidation.

As of March 31, 2017, we wholly owned two properties and consolidated three properties through investments in joint ventures, all of which were consolidated in our condensed consolidated financial statements.  In addition, we have a noncontrolling, unconsolidated ownership interest in a joint venture consisting of 17 properties that is accounted for using the equity method.  Our investment properties are located in Colorado, Missouri, Texas, and the Commonwealth of The Bahamas; and our equity method investment properties are located in the Czech Republic and Poland.

Plan of Liquidation

On August 26, 2016, in connection with a review of potential strategic alternatives available to us, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. On January 30, 2017 the Plan of Liquidation was approved by our stockholders. We are in various stages of marketing all of our assets for sale and expect to market and dispose of our remaining assets within two years from January 30, 2017. We expect to make liquidating distribution payments to our stockholders after we sell all of our assets, pay all of our known liabilities, and provide for unknown liabilities. We expect to complete these activities within 24 months of the stockholder approval of the Plan of Liquidation. We can give no assurances regarding the timing of asset distributions in connection with the implementation of the Plan of Liquidation, the sales prices we will receive for our assets, or the amount or timing of any liquidating distributions.

Liquidity and Capital Resources

Liquidity Demands

As a result of the approval of the Plan of Liquidation by the stockholders on January 30, 2017, our financial position and results of operations for the three months ended March 31, 2017 are presented using two different presentations. We adopted the liquidation basis of accounting as of February 1, 2017 and for the periods subsequent to February 1, 2017. We believe the one-day timing difference between the approval of the Plan of Liquidation on January 30, 2017 and the adoption of the liquidation basis of accounting on February 1, 2017 is immaterial. All financial results and disclosures through January 31, 2017, prior to adopting liquidation basis of accounting, are presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business.

As discussed above, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. The Plan of Liquidation was approved by our stockholders on January 30, 2017. Pursuant to the Plan of Liquidation, we intend to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities, and distribute the net proceeds from liquidation to our stockholders. We can give no assurances regarding the timing of asset dispositions, the sales prices we will receive for our assets, and the amount or timing of any liquidating distributions. It is possible that we will invest additional capital in some of our assets in order to position these assets for sale. We have experienced significant losses and may generate negative cash flows as mortgage note obligations and expenses exceed revenues.  If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows necessary to meet our mortgage obligations and to satisfy our other liabilities in the normal course of business.

While we project having available cash to distribute to stockholders after all asset sales are completed, we are subject to outside forces beyond our control when completing the sales of our properties, some of which are more difficult to market and all of which are at various stages of disposition. As substantially all of our debt matures in the next twelve months, in the absence of completing the disposals, we would be forced to find short-term financing options, which at this time we have not sought and which may be difficult to obtain given the announced liquidation of the Company.

Our total net assets in liquidation are $110.0 million at March 31, 2017. Our ability to execute the Plan of Liquidation is dependent upon our ability to sell our real estate investments, to pay or retire our debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our Company, including our development and operating properties. Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including leasing commissions, tenant improvements, and capital improvements) prior to the disposal of such properties, Company operating expenses, and interest and principal on our outstanding indebtedness.  We expect to fund a portion of these demands by using cash flow from operations of our current investments and from the sale of assets.

We continually evaluate our liquidity and ability to fund future operations and debt obligations. Our cash balance at March 31, 2017 is $24.4 million. The notes related to Royal Island, Northpoint Central, Chase Park Plaza Hotel, and Ablon at Frisco Square mature in the next 12 months. The loans are non-recourse to the Company. We are in various stages of marketing our assets for sale and generally expect to sell assets prior to their loan maturities. See below, under the caption Debt Financings, for further details.

In addition to our debt obligations, we consider lease expirations at our consolidated office properties and other factors in evaluating our liquidity.  Operating leases for our office buildings representing 18% of office annualized base rent and 22% of office rentable square footage (effective annual rent per square foot of $19.55) will expire by the end of 2017.  In the normal course of business, we are pursuing renewals, extensions, and new leases.  If we are unable to renew or extend the expiring leases under similar terms or are unable to negotiate new leases, it would negatively impact our liquidity and consequently adversely affect our ability to fund our ongoing operations.  Further, it would adversely affect the value of the investment and reduce the proceeds we would receive upon the sale of the asset.

Our portfolio is concentrated in certain geographic regions and industries, and downturns relating generally to those regions or industries may result in defaults by a number of tenants within a short time period.  Any defaults would negatively affect our liquidity and adversely affect our ability to fund our ongoing operations.  Further, it would adversely affect the value of the investment and reduce the proceeds we would receive upon the sale of the asset. In particular, the Northpoint Central office building is located in the Greenspoint submarket in Houston, Texas. Demand for commercial properties in this submarket is weak due to several large blocks of space that became available as large scale users have vacated the submarket and the current volatility within the energy sector. With the uncertainty created from these relocations, the current volatility within the energy sector, and the limited number of office building transactions, it is difficult to underwrite commercial assets in this submarket. During 2016, we recorded a non-cash impairment charge for Northpoint Central. See Note 6, Assets and Liabilities Measured at Fair Value, for information on impairment charges recorded in 2016. For the one month ended January 31, 2017, 19% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our office buildings, which are located in Texas. For the one month ended January 31, 2017, 59% and 25% of our total revenues, without consideration of tenant contraction or termination rights, were derived from our Chase Park Plaza Hotel and Frisco Square mixed-use development, respectively.

Asset Sales

As discussed above, our board of directors and our stockholders have approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. In the 24 months following stockholder approval of the Plan of Liquidation we expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities, and distribute the net proceeds from liquidation to our stockholders. We can give no assurances regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sales prices we will receive for our assets, or the amount or timing of any liquidating distributions.

Current Asset Disposition Activity

On May 5, 2016, we executed a purchase and sale agreement for The Lodge and Spa at Cordillera for a contract price of $10 million. On February 28, 2017 we ceased to operate the hotel. We expect the sale of the property to close in the second quarter of 2017.

On August 12, 2016, we executed a purchase and sale agreement to sell 3.39 acres of land at Frisco Square to a third party for approximately $4.3 million. The buyer is currently working on development plans, and we expect the sale to close in the fourth quarter of 2017.

On February 21, 2017, we executed a purchase and sale agreement to sell a 0.3 acre parcel of land at Frisco Square to a third party for $0.3 million. The purchaser has up to 90 days to obtain certain approvals related to zoning and parking. We expect to close the transaction 15 days after the purchaser receives the required approvals.

On March 16, 2017, we executed a purchase and sale agreement to sell the Chase Park Plaza Hotel to a third party for $94 million. During the due diligence period the buyer asked for a price reduction, and on April 24, 2017, the purchase price was amended to $87.8 million. We expect to close the sale during the second quarter of 2017.

On April 10, 2017, we executed a purchase and sale agreement for the Ablon at Frisco Square multifamily project to a third party for a sales price of $53.5 million. The buyer made an earnest money deposit of $1.5 million, which became non-refundable on April 20, 2017. We expect to close the transaction during the second quarter of 2017.

In April 2017, we reached an agreement in principle to sell our 47.01% interest in the Central Europe Portfolio to the joint venture parter for €6.1 million (approximately $6.4 million). We are currently negotiating the contract to sell our interest and expect the transaction to close during the second quarter of 2017.

We have selected a broker for the remainder of our mixed-use project Frisco Square and expect to market the asset for sale during the second quarter of 2017.

There are no assurances that we will complete these transactions.

Completed Sales

On February 2, 2016, we sold our Las Colinas Commons office buildings for a contract sales price of $14.3 million. On February 22, 2016, we sold our remaining condominium unit in inventory at Chase - The Private Residences for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs.

On May 24, 2016, we sold a 5.2 acre parcel of undeveloped land at Frisco Square for a contract sales price of $8 million. On February 14, 2017 we sold 3.29 acres of undeveloped land at Frisco Square for a contract sales price of $4.7 million. On March 28, 2017, we sold 3.83 acres of undeveloped land at Frisco Square for a contract sales price of $5 million.

On May 8, 2017, we sold our Royal Island asset to the lender. Under the contract, the purchaser agreed to pay the deferred real estate taxes and seabed leases that total approximately $0.7 million and discharge of all indebtedness under the loan. The loan balance and accrued interest at March 31, 2017 was $24.8 million.

Debt Financings

One of our principal short-term and long-term liquidity requirements is the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of March 31, 2017. Interest payments on variable rate debt are based on rates in effect as of March 31, 2017. The table does not represent any extension options (in thousands):

	Payments Due by Period
	April 1, 2017 to December 31, 2017	2018	2019	2020	2020	Total
Principal payments - fixed rate debt	$85,307	$—	$—	$—	$—	$85,307
Interest payments - fixed rate debt	1,545	—	—	—	—	1,545
Principal payments - variable rate debt	26,734	29,457	—	—	—	56,191
Interest payments - variable rate debt	1,359	202	—	—	—	1,558
Total	$114,942	$29,659	$—	$—	$—	$144,601

Our non-recourse debt secured by Northborough Tower matured on January 11, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016. The principal balance of the debt at the transfer was $15.9 million.

The note for our Royal Island asset matured on November 30, 2016. On May 8, 2017, we sold Royal Island to the lender for discharge of all indebtedness. We have been marketing Northpoint Central for sale, but have not received any offers above the debt balance. The loan matured on May 6, 2017, and we are currently in negotiations to transfer the asset to the lender. The Chase Park Plaza loan matures in August 2017. On March 16, 2017, we executed a purchase and sale agreement for the asset, which was amended on April 24, 2017, and expect to close the sale during the second quarter of 2017. We have also engaged a broker to explore refinancing options for the asset if we do not complete a sale transaction prior to maturity. The Ablon at Frisco Square loan matures in August 2017 and has two one-year extensions available. On April 10, 2017 we executed a purchase and sale agreement for the asset and expect the sale to close during the second quarter of 2017. If we do not sell the asset prior to its mortgage maturity, we expect to exercise the extension option. The loans for our Frisco Square mixed use project mature in February 2018 and have two one-year extensions available. If we do not sell the asset prior to its mortgage maturity, we expect to exercise the extension option.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  As of March 31, 2017, we did not meet the debt service coverage requirement for our Northpoint loan. As a result, the lender has begun to sweep the cash from operations. We believe we were in compliance with the debt covenants under our other loan agreements.

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

Each of our loans is secured by one or more of our properties. At March 31, 2017, interest rates on our notes payable ranged from 3% to 15%, with a weighted average interest rate of approximately 5.5%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Frisco Square and Northpoint Central investments require monthly payments of principal and interest. At March 31, 2017, our notes payable had maturity dates that ranged from November 2016 to February 2018.

Our ability to fund our liquidity requirements is expected to come from cash and cash equivalents (which total $24.4 million as of March 31, 2017), operating cash flow from properties, new borrowings, and proceeds from the disposition of our properties. As necessary, we may seek alternative sources of financing, including using the proceeds from the sale of our properties, to achieve our investment objectives.

As of March 31, 2017, restricted cash of $8.6 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

As the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our property developments. This may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.

Loan Modifications

In February 2011, Behringer Harvard Royal Island Debt, LP secured a $10.4 million loan (the “Debt LP Loan”) for the purpose of preserving and protecting the collateral securing the Royal Island bridge loan. In February 2013 and June 2013, the lender increased the amount available to draw on the Debt LP Loan to $11.6 million and $12.4 million, respectively. Beginning in October 2013 through June 2014, the lender increased the availability of the Debt LP Loan each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. On January 25, 2016, the lender increased the amount of the loan by $0.6 million to $14.4 million to fund the estimated operating costs through the sale of the property. On April 30, 2016, the lender increased the amount of the Debt LP Loan by an additional $0.1 million to $14.5 million to fund additional operating costs of the property while approval from the Commonwealth of the Bahamas to dispose of the property was pending. We received a short-term extension of the loan secured by Royal Island, extending our maturity date from November 10, 2016 to November 30, 2016. The lender has not further extended the maturity date. On May 8, 2017, we sold Royal Island to the lender for discharge of all indebtedness.

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

The Chase Park Plaza loan modification also requires the establishment of a $3.1 million escrow related to certain facade repairs and enhancements. The lender will disburse funds from the escrow monthly to pay the construction contract draws as the construction repair project is invoiced and completed. The Park Plaza Residential Association is responsible for reimbursing 39.3% of the construction cost as invoiced. The project is expected to be completed in December 2017. At March 31, 2017, the construction escrow balance was $1.9 million. On April 24, 2017, we executed an amended purchase and sale agreement to sell the Chase Park Plaza to a third party for a sales price of $87.8 million.

Results of Operations

Due to the adoption of liquidation basis accounting as of February 1, 2017, the results of operations for the current year periods are not comparable to the prior year periods. Our remaining assets, which had completed construction and reached stabilization in prior periods, continue to perform in a manner that is relatively consistent with prior reporting periods and we have experienced no significant changes in leased percentages or rental rates at these properties.

Changes in Net Assets in Liquidation

Period from February 1, 2017 through March 31, 2017

While there was an increase in our cash, we had offsetting changes to our other assets and liabilities; resulting in net assets in liquidation remaining the same during the period February 1, 2017 through March 31, 2017.

Cash Flow Analysis

During the one month ended January 31, 2017, net cash used in operating activities was $1.8 million compared to net cash provided by operating activities of $0.2 million for the three months ended March 31, 2016. The primary reason for the decrease in cash flow from operating activities was the change in working capital, including the timing of receipts on accounts receivable and payments of accrued liabilities.

Net cash used in investing activities for the one month ended January 31, 2017 was $0.1 million compared to net cash provided by investing activities of $9.5 million for the three months ended March 31, 2016. The difference is primarily due to $14 million sales proceeds received for the sale of Las Colinas Commons during the first quarter of 2016 and a decrease in capital expenditures of $7 million.

Net cash used in financing activities for the one month ended January 31, 2017 was approximately $0.3 million compared to net cash used in financing activities of $10.7 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we paid off the existing indebtedness totaling approximately $11.3 million associated with the Las Colinas Commons investment and a $3.6 million excess principal payment to reduce Northpoint Central’s loan balance with proceeds from the sale of the Las Colinas Commons asset. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. This was partially offset by draws of $6 million under the Ablon Frisco Square Venture construction loan during the three months ended March 31, 2016.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including net assets in liquidation, revenues and expenses, and related disclosure of contingent assets and liabilities.  We evaluate these estimates on a regular basis. Investment impairment estimates were evaluated on a regular basis prior to adopting the liquidation basis of accounting. Under the liquidation basis of accounting, we use estimates to adjust our assets to liquidation value. These estimates include the amount of cash that we expect to collect on disposal of assets, payment of obligations, and accrued income and expenses as we implement the Plan of Liquidation. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 22, 2017.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We may be exposed to interest rate changes, primarily as a result of long-term variable rate debt used to acquire properties and make loans and other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $141.5 million in notes payable, at March 31, 2017, $56.2 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.6 million.

Foreign Currency Exchange Risk

At March 31, 2017, we own an approximate 47% interest in a joint venture consisting of 17 properties in the Czech Republic and Poland that holds $5.1 million in local currency-denominated accounts at European financial institutions.  As the cash is held in the same currency as the real estate assets and related loans, we believe that we are not materially exposed to any significant foreign currency fluctuations related to these accounts as it relates to ongoing property operations.  Additionally, we hold less than $0.1 million in a Euro-denominated account in a United States financial institution.  Material movements in the exchange rate of Euros could materially impact distributions from our foreign investments.

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

Item 4.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of March 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control - New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Matters

In connection with the adoption of liquidation basis accounting, during the most recent quarter (i) certain of our internal controls over financial reporting became no longer relevant primarily relating to asset impairments and (ii) we adopted additional internal controls over financial reporting primarily with respect to the calculations of our asset values for liquidation accounting purposes.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.   Risk Factors.

Please see the risk factors below and those discussed in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2017.

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

In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the three months ended March 31, 2017.

We have not presented information regarding submitted and unfulfilled redemptions as our share redemption program has been completely suspended since the first quarter of 2011 and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the program’s suspension.

 Any redemption requests submitted while the program is suspended will be returned to investors and must be resubmitted upon resumption of the share redemption program.  As our stockholders have approved the Plan of Liquidation, we do not expect to resume our share redemption program; however, if the share redemption program is resumed, we will give all stockholders notice that we are resuming redemptions, so that all stockholders will have an equal opportunity to submit shares for redemption.  Upon resumption of the program, any redemption requests will be honored pro rata among all requests received based on funds available and will not be honored on a first come, first served basis.

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

Behringer Harvard Opportunity REIT I, Inc.

Dated:	May 15, 2017	By:	/s/ LISA ROSS
Lisa Ross
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number		Description
2.1		Plan of Complete Liquidation and Dissolution of Behringer Harvard Opportunity REIT I, Inc. (previously filed in and incorporated by reference to Definitive Proxy Statement on Schedule 14A, filed on November 2, 2016)

3.1		Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2		Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on June 9, 2011)

3.3		Articles of Amendment of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on February 24, 2017)

3.4		Second Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on February 24, 2017)

10.1		Termination of Advisory Management Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity Advisors I, LLC, and Stratera Holdings, LLC effective as of February 10, 2017 (previously filed in and incorporated by reference to Form 10-K, filed on March 22, 2017)

10.2		Termination of Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP and several affiliated special purpose entities, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC, and Stratera Holdings, LLC effective as of February 10, 2017 (previously filed in and incorporated by reference to Form 10-K, filed on March 22, 2017)

10.3		Advisory Management Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP and LSG-BH I Advisor LLC effective as of February 10, 2017 (previously filed in and incorporated by reference to Form 10-K, filed on March 22, 2017)

10.4		Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP and several affiliated special purpose entities, and LSG-BH I Property Manager LLC effective as of February 10, 2017 (previously filed in and incorporated by reference to Form 10-K, filed on March 22, 2017)

10.5*		Purchase and Sale Agreement among Chase Park Plaza Hotel, LLC, and CPPH, LLC, as seller, and Hospitality Properties Trust, as purchaser, effective as of March 16, 2017.

10.6*		Second Amendment to Purchase and Sale Agreement among Chase Park Plaza Hotel, LLC, and CPPH, LLC, as seller, and Hospitality Properties Trust, as purchaser, effective as of April 24, 2017.

31.1*		Rule 13a-14(a)/15d-14(a) Certification

31.2*		Rule 13a-14(a)/15d-14(a) Certification

32.1*	(1)	Section 1350 Certification

32.2*	(1)	Section 1350 Certification

101*		The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 15, 2017, formatted in XBRL: (i) Condensed Consolidated Statement of Net Assets, (ii) Condensed Consolidated Balance Sheet, (iii) Condensed Consolidated Statement of Changes in Net Assets, (iv) Condensed Consolidated Statements of Operations, (v) Condensed Consolidated Statements of Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

*filed herewith

(1)	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

