Form 10-Q
period 2017-06-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2017-08-14
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Commission File Number: 000-51961

Behringer Harvard Opportunity REIT I, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1862323
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001

(Address of Principal Executive Offices) (ZIP Code)

Registrant’s Telephone Number, Including Area Code:  (888) 808-7348

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

Yes ☐ No ☒

As of August 9, 2017, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended June 30, 2017

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statement of Net Assets in Liquidation (unaudited) as of June 30, 2017	3

	Condensed Consolidated Balance Sheet as of December 31, 2016	4

	Condensed Consolidated Statement of Changes in Net Assets in Liquidation (unaudited) for the Period from February 1, 2017 through June 30, 2017	5

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the One Month Ended January 31, 2017 and the Three and Six Months Ended June 30, 2016	6

	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the One Month Ended January 31, 2017	7

	Condensed Consolidated Statements of Cash Flows (unaudited) for the One Month Ended January 31, 2017 and the Six Months Ended June 30, 2016	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signature		39

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statement of Net Assets in Liquidation

(Liquidation Basis)

(in thousands)

(Unaudited)

June 30,
2017
Assets
Real estate assets	$78,726
Cash and cash equivalents	78,764
Restricted cash	5,128
Accounts receivable	942
Other assets	100
Total Assets	163,660
Liabilities
Notes payable	39,699
Liability for estimated costs in excess of estimated receipts during liquidation	3,872
Accounts payable	488
Due to related parties	34
Accrued and other liabilities	7,969
Total Liabilities	52,062
Commitments and contingencies
Net assets in liquidation	$111,598

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
Liabilities and Stockholers' Equity
Notes payable, net	$141,882
Accounts payable	1,385
Payables to related parties	529
Accrued and other liabilities	25,254
Total liabilities	169,050
Commitments and contingencies
Stockholders' Equity
Company's Stockholders' Equity:
Preferred stock, $.0001 par value per share;
50,000,000 shares authorized, none issued and outstanding	-
Convertible stock, $.0001 par value per share;
1,000 shares authorized, 1,000 shares issued and outstanding	-
Common stock, $.0001 par value per share; 350,000,000 shares authorized, and 56,500,472 shares issued and outstanding	6
Additional paid-in capital	507,303
Accumulated deficit	(417,023)
Accumulated other comprehensive loss	(4,921)
Total Company's stockholders' equity	85,365
Noncontrolling interest	430
Total stockholders' equity	85,795
Total liabilities and stockholders' equity	$254,845

See Notes to Condensed Consolidated Financial Statements.

4

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statement of Changes in Net Assets in Liquidation

(Liquidation Basis)

(in thousands)

(Unaudited)

Period from
February 1, 2017
through
June 30, 2017
Net assets in liquidation, beginning of period	$109,969
Changes in net assets in liquidation	1,629
Net assets in liquidation, end of period	$111,598

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Going Concern Basis)

(in thousands, except share and per share amounts)

(Unaudited)

	One Month	Three Months	Six Months
	Ended	Ended	Ended
	January 31, 2017	June 30, 2016	June 30, 2016

Revenues
Rental revenue	$1,277	$3,849	$7,990
Hotel revenue	2,284	9,537	17,156
Condominium sale	-	-	2,271
Total revenues	3,561	13,386	27,417

Expenses
Property operating expenses	475	1,499	3,362
Hotel operating expenses	2,163	7,201	14,102
Bad debt expense (recovery)	(5)	40	25
Cost of condominium sale	-	-	2,271
Interest expense	717	2,234	5,088
Real estate taxes	401	1,000	2,015
Property management fees	96	351	782
Asset management fees	159	523	1,059
General and administrative	322	1,423	2,634
Depreciation and amortization	869	2,726	5,364
Total expenses	5,197	16,997	36,702
Interest income	-	1	2
Other expense, net	-	-	(15)
Gain on extinguishment of debt	-	1,624	1,624
Loss before gain on sale of real estate, income tax expense and equity in earnings of unconsolidated joint venture	(1,636)	(1,986)	(7,674)
Gain on sale of real estate	-	1,748	3,025
Income tax expense	(6)	(20)	(42)
Equity in earnings of unconsolidated joint venture	25	3	57
Net loss	(1,617)	(255)	(4,634)
Net loss attributable to noncontrolling interest	35	170	309
Net loss attributable to common shareholders	$(1,582)	$(85)	$(4,325)

Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500
Basic and diluted loss per share	$(0.03)	$-	$(0.08)

Comprehensive loss
Net loss	$(1,617)	$(255)	$(4,634)
Other comprehensive income:
Foreign currency translation gain (loss)	342	(398)	313
Total other comprehensive income (loss)	342	(398)	313
Comprehensive loss	(1,275)	(653)	(4,321)
Comprehensive loss attributable to the noncontrolling interest	35	170	309
Comprehensive loss attributable to common shareholders	$(1,240)	$(483)	$(4,012)

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Going Concern Basis)

(in thousands, except share amounts)

(Unaudited)

							Accumulated
	Convertible Stock		Common Stock		Additional		Other		Total
	Number	Par	Number	Par	Paid-In	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	of Shares	Value	of Shares	Value	Capital	Deficit	Income (Loss)	Interest	Equity

Balance at January 1, 2017	1,000	$-	$56,500,472	$6	$507,303	$(417,023)	$(4,921)	$430	$85,795
Net income (loss)	-	-	-	-	-	(1,582)	-	(35)	(1,617)
Other comprehensive income:
Foreign currency translation gain	-	-	-	-	-	-	342	-	342
Balance at January 31, 2017	1,000	$-	56,500,472	$6	$507,303	$(418,605)	$(4,579)	$395	$84,520

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(Going Concern Basis)

(in thousands)

(Unaudited)

	One Month	Six Months
	Ended	Ended
	January 31, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(1,617)	$(4,634)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	871	5,360
Amortization of deferred financing fees	53	323
Gain on extinguishment of debt	-	(1,624)
Loss on retirement of asset	-	16
Gain on sale of real estate	-	(3,025)
Bad debt recovery	(5)	25
Equity in earnings of unconsolidated joint venture	(25)	(57)
Change in operating assets and liabilities:
Accounts receivable	(201)	118
Condominium inventory	-	2,201
Prepaid expenses and other assets	37	641
Accounts payable	(478)	296
Accrued and other liabilities	(548)	976
Payables to related parties	68	(274)
Lease intangibles	4	(154)
Net cash (used in) provided by operating activities	(1,841)	188
Cash flows from investing activities:
Proceeds from sale of real estate	-	21,852
Additions of real estate and furniture, fixtures, and equipment	(262)	(8,953)
Change in restricted cash	207	3,040
Distributions from unconsolidated joint venture	-	202
Net cash (used in) provided by investing activities	(55)	16,141
Cash flows from financing activities:
Proceeds from notes payable	-	7,996
Payments on notes payable	(259)	(18,942)
Net cash used in financing activities	(259)	(10,946)
Net change in cash and cash equivalents	(2,155)	5,383
Cash and cash equivalents at beginning of the year	19,086	20,746
Cash and cash equivalents at end of the period	$16,931	$26,129

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

We operate commercial real estate and real estate-related assets located in and outside the United States. With our opportunistic and value-add investment strategy, we have focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We have acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We have purchased existing and newly constructed properties and properties under development or construction.  As of June 30, 2017, we wholly owned two properties and consolidated one property through an investment in joint venture on our condensed consolidated financial statements.   Our investment properties are located in Colorado and Texas.

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

Our business has been managed by an external advisor since the commencement of our initial public offering, and we have no employees. From September 20, 2005 through February 10, 2017, an affiliate of Stratera Holdings, LLC (formerly known as Behringer Harvard Holdings, LLC) (“Behringer”) acted as our external advisor (the “Behringer Advisor”). On February 10, 2017, we engaged an affiliate of the Lightstone Group (“Lightstone”), LSG-BH I Advisor LLC (the “Advisor”), to provide advisory services to us. Our external advisor is responsible for managing our day-to-day affairs and for services related to the sale of our assets.

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

The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 22, 2017.  The unaudited interim condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) and accruals necessary in the judgment of management for a fair presentation of the results for the periods presented. The accompanying unaudited condensed consolidated financial statements of Behringer Harvard Opportunity REIT I, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The condensed consolidated balance sheet as of December 31, 2016 included herein has been derived from the consolidated balance sheet included in the Company's Annual Report on Form 10-K.

The unaudited condensed consolidated statements of operations for the interim periods are not necessarily indicative of results for the full year or any other period as we are in the process of implementing the Plan of Liquidation.

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

Presentation of Financial Statements

As a result of the approval of the Plan of Liquidation by our stockholders on January 30, 2017, our consolidated financial statements in this Form 10-Q are presented using two different bases of accounting. We adopted the liquidation basis of accounting as of February 1, 2017 and for the periods subsequent to February 1, 2017. We believe the one-day timing difference between the approval of the Plan of Liquidation on January 30, 2017 and the adoption of the liquidation basis of accounting on February 1, 2017 is immaterial. Under the liquidation basis of accounting, all of our assets must be stated at their estimated net realizable values, which is the amount expected to be collected in settling or disposing the assets. As a result, a Consolidated Statement of Net Assets in Liquidation is presented, which represents the estimated amount of cash we ultimately expect to collect on disposal of assets and payment of obligations as we implement the Plan of Liquidation. In addition, a Consolidated Statement of Changes in Net Assets in Liquidation will reflect changes in net assets from the original estimated values as of February 1, 2017 through the most recent period presented, as further described below.

All financial results and disclosures through January 31, 2017, prior to adopting liquidation basis accounting, are presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As a result, the consolidated balance sheet as of December 31, 2016, and the consolidated statements of operations and comprehensive loss, the consolidated statements of equity, and the consolidated statements of cash flows for the one month ended January 31, 2017 and the three and six months ended June 30, 2016, respectively, use the going concern basis of accounting presentation consistent with our Annual Report on Form 10-K for the year ended December 31, 2016, as further described below.

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

We accrue costs and income that we expect to incur and earn, respectively, through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the accompanying Condensed Consolidated Statement of Net Assets in Liquidation. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4, "Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation" for further discussion. Actual costs incurred but unpaid as of June 30, 2017 are included in accounts payable, due to related parties, and accrued and other liabilities on the accompanying Condensed Consolidated Statement of Net Assets in Liquidation.

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

Noncontrolling Interests - Liquidation Basis

In liquidation, the presentation for joint ventures historically consolidated under the going concern basis accounting will be determined based on the Company's planned exit strategy for the joint venture investment. We intend to sell all of our properties, rather than selling our interest in our properties, and therefore the properties will be presented on a gross basis with a liability to the non-controlling interest holders. Amounts due to non-controlling interests in connection with the disposition of consolidated joint ventures, if any, have been accrued and are recorded as liability for non-controlling interests.

Consolidation and Variable Interest Entities - Going Concern Basis

Operating results for the periods ended January 31, 2017 and June 30, 2016 were prepared on the going concern basis of accounting, which contemplates the realization of assets and liabilities in the normal course of business. Our condensed consolidated financial statements included our accounts and the accounts of other subsidiaries over which we had control.  All inter-company transactions, balances, and profits were eliminated in consolidation.  Interests in entities acquired were evaluated based on applicable GAAP, which included the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we were the primary beneficiary.  If the interest in the entity was determined not to be a VIE, then the entity was evaluated for consolidation based on legal form, economic substance, and the extent to which we had control and/or substantive participating rights under the respective ownership agreement. For entities in which we had less than a controlling interest or entities which we were not deemed to be the primary beneficiary, we accounted for the investment using the equity method of accounting.

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

Real Estate

Liquidation Basis

As of June 30, 2017, real estate assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we expect to collect on disposal of assets, less disposal costs, as we implement the Plan of Liquidation.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Going Concern Basis

Prior to adopting the liquidation basis of accounting, the value of hotels and all other buildings was depreciated over the estimated useful lives of 39 years and 25 years, respectively, using the straight-line method. Accumulated depreciation and amortization related to our consolidated investments in real estate assets and intangibles were as follows (dollars in thousands):

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

Restricted Cash

As of June 30, 2017, restricted cash of $5.1 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued and Other Liabilities

As of June 30, 2017, accrued and other liabilities of $8.0 million included amounts set aside related to certain operating expenses, property taxes, and tenant escrows.

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

Upon transition to the liquidation basis of accounting on February 1, 2017, we accrued the following revenues and expenses expected to be incurred during liquidation (dollars in thousands):

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

The change in liability for estimated costs in excess of estimated receipts during liquidation as of June 30, 2017 is as follows (dollars in thousands):

			Remeasurement
		Net Cash	of Assets and
	February 1, 2017	Payments	Liabilities	June 30, 2017
Assets:
Estimated net inflows from investments in real estate	$359	$515	$(47)	$827
Liabilities:
Liquidation transaction costs	(2,985)	-	-	(2,985)
Corporate expenditures	(4,360)	2,926	(280)	(1,714)
	(7,345)	2,926	(280)	(4,699)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(6,986)	$3,441	$(327)	$(3,872)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.	Net Assets in Liquidation

The following is a reconciliation of equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of February 1, 2017 (dollars in thousands):

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

Our net assets in liquidation were $111.6 million and $110.0 million as of June 30, 2017 and February 1, 2017 (the date we adopted the liquidation basis of accounting), respectively. The increase of $1.6 million is principally attributable to higher than anticipated net proceeds on our completed dispositions. Our net assets in liquidation as of June 30, 2017 would result in liquidating distributions of approximately $1.96 per share. The estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Plan of Liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets, and any changes in the underlying assumptions of the projected cash flows.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Fair Value Measurements

During the year ended 2016, we recorded $9.2 million of non-cash impairment charges as a result of measurable decreases in the fair value of two of our investments. We recorded a non-cash impairment charge of $2.2 million for our Northpoint Central building based upon indication of a decline in market value of the asset. In estimating the fair value of Northpoint Central, we primarily considered an appraisal prepared for the Plan of Liquidation. The appraised value was determined using a discounted cash flow analysis. We also recorded a non-cash impairment charge of $7 million for our unconsolidated investment in the Central Europe Joint Venture. We reviewed estimates of the underlying real estate assets of the venture based upon a discounted cash flow analysis and did not find the asset book value reported by the venture impaired. We then evaluated our interest in the Central Europe Joint Venture for an other than temporary decline in market value and determined that we would not recover our investment value during our hold period. Due to the shortened hold period contemplated in the Plan of Liquidation, the lack of control by the Company to compel the venture to sell the remaining assets and liquidate the venture during our hold period, and the absence of a market to buy our interest, we recorded an impairment of our investment interest by discounting our interest in the investment by 40% to reflect the impact of holding a non-controlling interest. The estimates are considered Level 3 under the fair value hierarchy described above.

The following fair value hierarchy tables present information about our assets measured at fair value on a nonrecurring basis during the year ended December 31, 2016 (dollars in thousands):

As of December 31, 2016	Level 1	Level 2	Level 3	Total Fair Value	Loss
Assets
Buildings and improvements, net(1)	$—	$—	$10,584	$10,584	$(2,212)
Investment in unconsolidated joint venture(2)	—	—	7,228	7,228	(7,035)

(1)	In the third quarter of 2016, we recorded a non-cash impairment of $2.2 million with our Northpoint Central office building.
(2)	In the third quarter of 2016, we recorded a non-cash impairment of $7 million associated with our unconsolidated investment in the Central Europe Joint Venture.

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at December 31, 2016 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$10,584	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	10.50% 9.50% 0% - 3.00% 0% - 3.00%
Investment in unconsolidated joint venture(2)	7,228	Market comparable	Discount for non-controlling interest(3)	40%

______________________________

(1) In the third quarter of 2016, we recorded a non-cash impairment of $2.2 million on the Northpoint Central office building.

(2) In the third quarter of 2016, we recorded a non-cash impairment of $7 million associated with our unconsolidated investment in the Central Europe Joint Venture.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Carrying amounts of our notes payable and the related estimated fair value as of December 31, 2016 are as follows (dollars in thousands):

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

As of June 30, 2017, we wholly owned two properties and consolidated one property through an investment in a joint venture on our condensed consolidated financial statements.

The following table presents certain information about our consolidated properties as of June 30, 2017:

Property Name	Location	Approximate Rentable Square Footage	Description	Ownership Interest	Year Acquired
Frisco Square	Frisco, Texas	(1)	mixed-use development (retail, office, restaurant and land)	100%	2007
Northpoint Central (2)	Houston, Texas	180,000	9-story office building	100%	2007
The Lodge & Spa at Cordillera (3)	Edwards, Colorado	—	land, hotel and development property	97%	2007

(1)	Our Frisco Square mixed-use development consists of 101,000 square feet of office space, 71,000 square feet of retail, a 41,500 square foot movie theater, 114 multifamily units, and approximately 17 acres of land.
(2)	On July 4, 2017, ownership of Northpoint Central was transferred to its mortgage lender via foreclosure (see Note 14).
(3)	We closed on the sale of the Lodge & Spa at Cordillera on August 1, 2017 (see Note 14).

Real Estate Development

The Ablon at Frisco Square

On August 26, 2014, we contributed 3.4 acres of land held by our Frisco Square mixed-use project located in Frisco, Texas to The Ablon at Frisco Square, LLC (“Ablon Frisco Square Venture”), a special purpose entity in which we owned a 90% limited partnership interest. The Ablon at Frisco Square Venture was formed to construct a 275-unit multifamily project located in Frisco, Texas. Concurrently with the land contribution, the Ablon at Frisco Square Venture closed on a $26.3 million construction loan. See Note 10, Notes Payable, for additional information. Construction on the development began on September 2, 2014. Total construction costs for the development were approximately $41.9 million. The project was completed and available for occupancy in the first quarter of 2016. The Ablon at Frisco Square Venture sold the project on May 23, 2017.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Real Estate Asset Dispositions

Las Colinas Commons

On February 2, 2016, we sold Las Colinas Commons, an office building complex located in Irving, Texas, for a contractual sales price of approximately $14.3 million, resulting in $14 million of cash proceeds after reduction for certain transaction costs. In connection with the sale, we recorded a gain on sale of real estate property of $1.3 million. Las Colinas Commons and Northpoint Central both served as collateral under a loan. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. A portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $11.3 million associated with the office building complex. The $3.6 million excess principal payment amount was used to reduce Northpoint Central’s allocated loan balance.

Northborough Tower

The non-recourse loan for Northborough Tower, an office building located in Houston, Texas, matured on January 11, 2016, and we did not repay the debt.  We subsequently transferred the property to the lender via a deed in lieu of foreclosure on May 9, 2016.  As a result of the transfer, we recorded a gain on extinguishment of debt of $1.6 million representing the difference between the debt extinguished of $16 million over the net book value of the assets and liabilities transferred to the lender of $14.4 million. During 2015, we recorded a non-cash impairment of $2.1 million for Northborough Tower.  At the date of transfer, we assessed the carrying value of the assets and liabilities transferred to the lender and concluded that an additional impairment was not needed.

Frisco Square Land Sales

On May 24, 2016, we sold a 5.2 acre parcel of undeveloped land at Frisco Square located in Frisco, Texas for a contractual sales price of $8 million. On February 14, 2017, we sold a 3.29 acre parcel of undeveloped land at Frisco Square for a contractual sales price of $4.7 million. On March 28, 2017, we sold a 3.83 acre parcel of undeveloped land at Frisco Square for a contractual sales price of $5 million.

Royal Island

On May 8, 2017, the Royal Island asset, located in the Commonwealth of The Bahamas, was sold to the lender. Under the contract, the purchaser agreed to pay the deferred real estate taxes and seabed leases that totaled approximately $0.7 million and discharge all of the indebtedness under the loan. The loan balance and accrued interest aggregated $25.0 million at the date of disposition. We previously consolidated our 87.29% interest in the Royal Island and a third party owned a non-controlling 12.71% interest.

The Ablon at Frisco Square

On May 23, 2017, the Ablon Frisco Square Venture, in which we had a 90% ownership interest, sold the Ablon at Frisco Square, a 275-unit multifamily project located in Frisco, Texas, to an unaffiliated third party at a contractual sales price of $53.5 million. In connection with the closing, a portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $26.3 million secured by the property.

Chase Park Plaza Hotel

On June 2, 2017, we sold the Chase Park Plaza Hotel located in St. Louis, Missouri, to an unaffiliated third party at a contractual sales price of approximately $87.8 million.  In connection with the closing, a portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $60.2 million secured by the property.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disposed Real Estate Reported in Continuing Operations

The Company did not view the 2016 disposals of Las Colinas Commons and Northborough Tower as a strategic shift. Therefore, the results of operations of the properties were included in continuing operations within the accompanying condensed consolidated statements of operations through their respective dates of disposition.

Net income attributable to the Company for the three and six months ended June 30, 2016 related to Las Colinas Commons and Northborough Tower aggregated $1.9 million and $2.7 million, respectively. These amounts reflect (i) the $1.3 million gain on sale of Las Colinas Commons recognized during the first quarter of 2016 and (ii) the gain on extinguishment of debt of $1.6 million recognized upon the transfer of ownership of the Northborough Tower to the lender during the second quarter of 2016.

Investment in Unconsolidated Joint Venture

We had a 47.01% noncontrolling, unconsolidated ownership investment in a joint venture (the “Central Europe Joint Venture”) consisting of properties (the “Central Europe Portfolio”) located in the Czech Republic and Poland. Because we exercised significant influence over, but did not control the Central Europe Joint Venture, we accounted for our ownership interest using the equity method of accounting. Capital contributions, distributions, and profits and losses of the Central Europe Joint Venture were allocated in accordance with the terms of the applicable partnership agreement.

On June 7, 2017, we sold our ownership interest in the Central Europe Joint Venture to our joint venture partner at a contractual sales price of approximately €6.1 million, which was equivalent to $6.8 million at the closing date.

The following table presents certain information about our unconsolidated investment as of December 31, 2016 (dollars in thousands):

	Ownership	Carrying Value of Investment
Property Name	Interest	December 31, 2016
Central Europe Joint Venture	47.01%	$7,711

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our investment in the unconsolidated joint venture as of December 31, 2016 consisted of our proportionate share of the combined assets and liabilities of our investment property, shown at 100%, as follows (dollars in thousands):

December 31, 2016
Real estate assets, net	$53,294
Cash and cash equivalents	4,858
Other assets	1,338
Total assets	$59,490

Notes payable	$31,321
Other liabilities	1,814
Total liabilities	33,135

Equity	26,355
Total liabilities and equity	$59,490

Our equity in earnings from our investment is our proportionate share of the combined earnings of our unconsolidated joint venture, shown at 100%, for the three and six months ended June 30, 2016, respectively, as follows (dollars in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2016	June 30, 2016
Revenue	$1,612	$3,348

Operating expenses:
Operating expenses	532	1,036
Property taxes	52	100
Total operating expenses	584	1,136
Operating income	1,028	2,212
Non-operating expenses:
Depreciation and amortization	601	1,189
Interest and other, net	420	901
Total non-operating expenses	1,021	2,090
Net income	$7	$122
Equity in earnings of unconsolidated joint venture(1)	$3	$57

(1)	Company’s share of net income.

9.	Variable Interest Entities

Effective January 1, 2016, we have adopted the guidance in ASU 2015-02. As a result, the Operating Partnership (see Note 1, Business) and each of our less than wholly-owned real estate partnerships (Behringer Harvard Cordillera, LLC, Behringer Harvard Residences at Cordillera, LLC, and Behringer Harvard Royal Island Debt, LP) were deemed to have the characteristics of a VIE. However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there has been no change to the amounts reported in our condensed consolidated balance sheets and statements of cash flows or amounts recognized in our condensed consolidated statements of operations.

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

10.  Notes Payable

The following table sets forth our notes payable on our consolidated properties as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Notes Payable as of
Description	June 30, 2017	December 31, 2016	Interest Rate
Royal Island	$-	$14,489
Northpoint Central(1)	9,951	10,602	5.15%
Chase Park Plaza Hotel	-	60,888
BHFS II, LLC	6,717	6,733	30-day LIBOR + 3%(3)
BHFS III, LLC	5,940	6,044	30-day LIBOR + 3%(3)
BHFS IV, LLC	12,436	12,555	30-day LIBOR + 3%(3)
BHFS Theatre, LLC	4,655	4,699	30-day LIBOR + 3%(3)
The Ablon at Frisco Square	-	26,300
Total Debt	39,699	142,310
Deferred financing fees(2)	-	(428)
Total notes payable obligation	$39,699	$141,882

(1)	On July 4, 2017, ownership of Northpoint Central was transferred to lender via foreclosure.
(2)	Under the liquidation basis of accounting, debt is no longer presented net of deferred financing fees.
(3)	Interest rate was 4.23%, based on 30-day LIBOR of 1.23% as of June 30, 2017.

Our notes payable balance was $39.7 million at June 30, 2017. Our notes payable balance at December 31, 2016 was $141.9 million, net of deferred financing fees of $0.4 million.

Each of our notes payable is collateralized by one or more of our properties.  As of June 30, 2017, our notes payable interest rates ranged from 4.23% to 5.15%, with a weighted average interest rate of approximately 4.5%.  Of our $39.7 million in notes payable at June 30, 2017, $29.7 million represented debt subject to variable interest rates.  As of June 30, 2017, our outstanding notes payable had maturity dates that ranged from due on demand through February 2018.  We have unconditionally guaranteed payment of the notes payable related to the four loan tranches associated with our Frisco Square investment (the “BHFS Loans”) up to $11.2 million.  The BHFS Loans had an aggregate outstanding balance as of June 30, 2017 of $29.7 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our Las Colinas Commons office buildings and Northpoint Central office building both served as collateral under a non-recourse loan. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. We sold the Las Colinas Commons office buildings on February 2, 2016 and paid in full the existing allocated indebtedness of the Las Colinas Commons loan of $11.3 million and paid $3.6 million which reduced Northpoint Central’s allocated loan balance. The Northpoint Central loan subsequently matured on May 6, 2017 and we did not repay the debt which constituted a maturity default. Prior to the debt maturity we had actively marketed the property for sale, but did not receive any offers above the loan balance. As of June 30, 2017, the loan balance associated with Northpoint Central was $10.0 million. We transferred the asset to the lender on July 4, 2017 (see Note 14).

In addition the BHFS Loans for our Frisco Square mixed-use project mature in February 2018 and have two one-year extensions available. We are currently marketing these assets for sale and generally expect to sell them prior to their loan maturities. However, if we do not sell the asset prior to its initial mortgage maturity, we expect to exercise the extension options.

Royal Island Loan

In April 2016, the lender agreed to increase the amount available to draw on the Royal Island loan to $14.5 million. Additionally, a short-term extension of the loan was received which extended the maturity date from November 10, 2016 to November 30, 2016. However, the lender did not further extend the maturity date, the loan matured and the debt was not repaid. On May 8, 2017, the asset was sold to the lender and the loan and related accrued interest totaling $25.0 million was discharged in full.

Ablon at Frisco Square Financing

On August 26, 2014, the Ablon Frisco Square Venture obtained a $26.3 million loan to fund the development and construction of the Ablon at Frisco Square. The loan incurred interest at 30-day LIBOR plus 2.5% and had a three-year term with two 12-month extensions available. Payments of interest-only were required during the initial three-year term. The project was completed and available for occupancy in the first quarter of 2016. Our joint venture partner, or one of its affiliates, had provided a completion guaranty and any other carve-out guaranties for the construction loan. On May 23, 2017, the Ablon Frisco Square Venture sold the Ablon at Frisco Square and at closing a portion of the proceeds from the sale was used to pay off in full the existing indebtedness of approximately $26.3 million secured by the property.

Northborough Tower Debt

The non-recourse loan for our Northborough Tower office building matured on January 11, 2016, and we did not pay the outstanding principal balance, which constituted a maturity default. Prior to the debt maturity we had actively marketed the property for sale, but did not receive any offers above the loan balance. In December 2015, the lender exercised its right to control the operating funds of the property, as the single tenant of building moved out during the third quarter of 2015. The tenant’s lease does not expire until April 2018, and the tenant continued to make its monthly rental payment. On February 5, 2016, we received a notice from the lender of their intent to increase the interest on the Northborough loan to the default interest rate of 8.67%, effective January 12, 2016, due to the maturity default. In February 2016, the lender applied $0.9 million of cash reserves held for tenant and capital improvements to the principal balance of the loan. The lender also applied $0.8 million of excess cash reserves to the principal balance of the loan. On March 15, 2016, we received a notice that Northborough Tower had been posted for foreclosure on April 5, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016. The outstanding principal balance at the time of the transfer to the lender was $15.9 million.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Chase Park Plaza Hotel Loan

On August 4, 2016, we modified the Chase Park Plaza Hotel loan to extend the completion date for the required room and common area renovations from August 10, 2016 to August 10, 2017. The Company previously provided a completion guarantee of $6.5 million for the required renovations and that guarantee was reaffirmed with the modification. If the renovation was not completed by August 10, 2017 the lender could have required the Company to escrow 125% of the unspent funds related to the renovation.

The loan continued to bear interest at 4.95% and was scheduled to mature on August 11, 2017 with two one-year extensions available. Under the modification, the property was required to have a debt service coverage ratio, as defined, of 1.35 to exercise the extension options. Under the modified loan, we were required to escrow $1.5 million with the lender for the estimated 2017 property tax increase due to the expirations of the 10-year property tax abatement program in December 2016.

The modification also required the establishment of a $3.1 million escrow related to certain facade repairs and enhancements. The lender was required to disburse funds from the escrow monthly to pay the construction contract draws as the construction project was invoiced and completed. The Park Plaza Residential Association was responsible to reimburse 39.3% of the construction cost as invoiced. The project was expected to be completed in December 2017.

On June 2, 2017, we sold the Chase Park Plaza Hotel and in connection with the closing, a portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $60.2 million secured by the property.

Contractual Obligations

The following table summarizes our aggregate contractual obligations for principal payments as of June 30, 2017 (dollars in thousands):

Principal payments due:	Amount
July 1, 2017 through December 31, 2017	$10,242
2018	29,457
Total	$39,699

11.	Commitments and Contingencies

Chase Park Plaza Hotel

Under the Chase Park Plaza Hotel loan agreement, the Company previously provided a completion guarantee of $6.5 million for room renovations and other improvements to be finished by August 10, 2017. In connection with the sale of the Chase Park Plaza Hotel on June 2, 2017, the associated indebtedness was repaid in full.

Royal Island

On May 8, 2017 the Royal Island asset was sold to its lender for discharge of all indebtedness under the loan. The proceeds from the sale were not sufficient to pay the outstanding obligations of the partnership entities that owned Royal Island. These obligations, which are non-recourse to the Company, totaled $3.8 million as of June 30, 2017 and are included in accrued and other liabilities on the condensed consolidated statement of net assets in liquidation. The Company is exploring alternatives to settle these obligations, which may include, placing the underlying partnerships in receivership or some other form of judicial liquidation process.

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

We pay the external advisor an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Royal Island. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  For the one month ended January 31, 2017, the three months ended June 30, 2016 and the six months ended June 30, 2016, we incurred approximately $0.2 million, $0.5 million and $1.0 million of asset management fees, respectively.

We pay the external advisor acquisition and advisory fees of 2.5% of the contractual purchase price of each asset for the acquisition, development, or construction of real property or 2.5% of the funds advanced in respect of a loan investment.  For the one month ended January 31, 2017, the three months ended June 30, 2016 and the six months ended June 30, 2016, we incurred no acquisition and advisory fees.

The debt financing fee paid to the external advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount.  Amounts due to the external advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the one month ended January 31, 2017, the three months ended June 30, 2016 or the six month months ended June 30, 2016.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subject to certain restrictions as described in the advisory agreement, we reimburse the external advisor for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our external advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of (i) 2% of our average invested assets or (ii) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the external advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. In addition, pursuant to the advisory agreement, our obligation to reimburse the external advisor for certain costs incurred in connection with administrative services is currently limited to an aggregate of $1.66 million annually. We do not reimburse our external advisor for the salaries and benefits that our external advisor or its affiliates pay to our named executive officers.  For the one month ended January 31, 2017, the three months ended June 30, 2016 and the six month months ended June 30, 2016, we incurred costs for administrative services of $0.1 million, $0.2 million and $0.6 million, respectively.

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

We pay our property manager fees for management, leasing, and maintenance supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  We will pay our property manager an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property.  In no event will we pay both a property management fee and an oversight fee to our property manager with respect to any particular property.  If we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred property management fees or oversight fees of approximately $0.1 million, $0.1 million and $0.3 million during the one month ended January 31, 2017, the three months ended June 30, 2016 and the six months ended June 30, 2016, respectively.

As of December 31, 2016, we had a payable to our external advisor and its affiliates of $0.5 million, which consists of accrued fees, including asset management fees, administrative service expenses, property management fees, and other miscellaneous costs payable to our external advisor and property manager.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company accrues costs it expects to incur through the end of its liquidation under the liquidation basis of accounting. These costs are included in liability for estimated costs in excess of estimated receipts during liquidation of $3.9 million on the consolidated condensed statement of net assets in liquidation as of June 30, 2017. As of June 30, 2017, the Company accrued asset management fees of $0.1 million, property management fees of $0.1 million, and administrative service costs of $0.8 million, which are expected to be paid to the Company’s external advisor during its liquidation. The Company paid the advisor $1.2 million for these costs during the period from February 1, 2017 through June 30, 2017. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

We are dependent on our external advisor and property manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. If these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.

13.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	One Month	Six Months
	Ended	Ended
Description	January 31, 2017	June 30, 2016
Supplemental disclosure:
Interest paid, net of amounts capitalized	$472	$3,811
Income taxes paid, net of refunds	717	125
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	-	169
Transfers from real estate under development to building and improvements	-	37,110
Additions to land and land improvements reclassified from real estate under development	-	3,685
Additions to furniture, fixtures, and equipment reclassified from real estate under development	-	1,101
Amortization of deferred financing fees in properties under development	-	10
Deed in lieu of foreclosure:
Real estate and lease intangibles	-	12,723
Note payable	-	15,853
Other assets and liabilities, net	-	1,506

14.	Subsequent Events

Northpoint Central

Our non-recourse debt secured by Northpoint Central matured on May 6, 2017 and we did not repay the debt which constituted a maturity default. Prior to the debt maturity we had actively marketed the property for sale but did not receive any offers above the loan balance. As of June 30, 2017, the loan balance associated with Northpoint Central was $10.0 million, which was due on demand. On July 4, 2017, ownership of Northpoint Central was transferred to the lender via foreclosure.

The Lodge and Spa at Cordillera

On May 5, 2016, we executed a purchase and sale agreement for The Lodge and Spa at Cordillera for an initial contractual purchase price of $10.0 million, subject to five incremental increases of $0.1 million up to $10.5 million if the purchaser elected to extend the closing date. On February 28, 2017 we ceased to operate the hotel. On June 29, 2017, the contractual purchase price was further amended from $10.5 million to $10.6 million. The sale of the property closed on August 1, 2017. In connection with the closing, we provided short-term financing in the amount of $1.5 million to the unrelated third party buyer at a fixed interest rate of 12% with monthly interest-only payments until its October 31, 2017 maturity.

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

These forward-looking statements are not historical facts but reflect the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described in this Quarterly report on Form 10-Q and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 22, 2017 and the factors described below:

•	our ability to successfully implement the terms of a plan of liquidation and dissolution (the “Plan of Liquidation”), and sell our assets, pay our debts, and distribute the net proceeds from liquidation to our stockholders as we expect;
•	the timing of asset dispositions and the sales price we receive for assets and the amount and timing of liquidating distributions to be received by our stockholders;
•	whether we will face unanticipated difficulties, delays, or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions;
•	risks associated with legal proceedings, including stockholder litigation, that may be instituted against us related to the Plan of Liquidation;
•	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our properties are located may adversely affect the implementation of the Plan of Liquidation;
•	whether the transition of advisory services and property management services from affiliates of Stratera Holdings. LLC (formerly known as Behringer Harvard Holdings , LLC) (“Behringer”) to affiliates of the Lightstone Group (“Lightstone”) is successful;
•	the availability of cash flow from operating activities for capital expenditures;
•	conflicts of interest arising out of our relationships with our advisor and its affiliates;
•	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us as we implement the Plan of Liquidation;
•	our level of debt and the terms and limitations imposed on us by our debt agreements;
•	the availability of credit generally, and any failure to refinance or extend our debt as it comes due or a failure to satisfy the conditions and requirements of that debt;
•	future increases in interest rates which would reduce any liquidating distributions to our stockholders;
•	unfavorable changes in laws or regulations impacting our business, our assets or our ability to successfully implement the Plan of Liquidation;

•	interests in any liquidating trust we may establish pursuant to the Plan of Liquidation will be generally non-transferable; and
•	factors that could affect our ability to qualify as a real estate investment trust.

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

As of June 30, 2017, we wholly owned two properties and consolidated one property through an investment in joint venture, all of which were consolidated in our condensed consolidated financial statements.  Our investment properties are located in Colorado and Texas.

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

Liquidity and Capital Resources

Liquidity Demands

As a result of the approval of the Plan of Liquidation by the stockholders on January 30, 2017, our financial position and results of operations for the six months ended June 30, 2017 are presented using two different presentations. We adopted the liquidation basis of accounting as of February 1, 2017 and for the periods subsequent to February 1, 2017. We believe the one-day timing difference between the approval of the Plan of Liquidation on January 30, 2017 and the adoption of the liquidation basis of accounting on February 1, 2017 is immaterial. All financial results and disclosures through January 31, 2017, prior to adopting liquidation basis of accounting, are presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business.

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

Our total net assets in liquidation were $111.6 million as of June 30, 2017. Our ability to execute the Plan of Liquidation is dependent upon our ability to sell our real estate investments, to pay or retire our debt as it matures if extensions or new financings are unavailable, and to fund certain ongoing costs of our Company, including our development and operating properties. Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our operating properties (including leasing commissions, tenant improvements, and capital improvements) prior to the disposal of such properties, Company operating expenses, and interest and principal on our outstanding indebtedness.  We expect to fund a portion of these demands by using cash flow from operations of our current investments and from the sale of assets.

We continually evaluate our liquidity and ability to fund future operations and debt obligations. Our cash balance as of June 30, 2017 was $78.8 million. The note related to Northpoint Central matured on May 6, 2017 and we did not repay the debt which constituted a maturity default. On July 4, 2017, ownership of Northpoint Central was transferred to the lender via foreclosure. This loan was non-recourse to the Company. We are in various stages of marketing our remaining assets for sale and generally expect to sell such assets prior to their scheduled loan maturities. See below, under the caption Debt Financings, for further details.

In addition to our debt obligations, we consider lease expirations and other factors in evaluating our liquidity.  If we are unable to renew or extend the expiring leases under substantially similar terms or are unable to negotiate new leases, it would negatively impact our estimated cash flows during our liquidation period and adversely affect the value of the investment which would reduce the proceeds we expect to receive upon disposition. As a result, our estimated liquidating distributions to our shareholders would also be adversely impacted.

Asset Dispositions

As discussed above, our board of directors and our stockholders have approved a plan for the disposition of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. Within 24 months following our stockholders’ approval of the Plan of Liquidation we expect to dispose all of our assets, pay all of our known liabilities, provide for unknown liabilities, and distribute the net proceeds from liquidation to our stockholders. We can give no assurances regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sales prices we will receive for our remaining assets, or the amount or timing of any liquidating distributions.

Current Asset Sales Activity

On August 12, 2016, we executed a purchase and sale agreement to sell 3.39 acres of land at Frisco Square to a third party for approximately $4.3 million. The buyer is working on development plans, and we currently expect the sale to close in the fourth quarter of 2017.

On February 21, 2017, we executed a purchase and sale agreement to sell a 0.3 acre parcel of land at Frisco Square to a third party for $0.3 million. We currently expect the sale to close in the the third quarter of 2017.

We have selected a broker for the remainder of our mixed-use project Frisco Square and are currently marketing the asset for sale.

There are no assurances that we will complete these transactions.

Completed Sales

On February 2, 2016, we sold our Las Colinas Commons office buildings located in Irving, Texas for a contractual sales price of $14.3 million. On February 22, 2016, we sold our remaining condominium unit in inventory at Chase - The Private Residences located in St. Louis, Missouri for a sales price of $2.5 million, receiving net proceeds of $2.2 million after closing costs.

On May 24, 2016, we sold a 5.2 acre parcel of undeveloped land at Frisco Square located in Frisco, Texas for a contractual sales price of $8 million. On February 14, 2017 we sold 3.29 acres of undeveloped land at Frisco Square for a contractual sales price of $4.7 million. On March 28, 2017, we sold 3.83 acres of undeveloped land at Frisco Square for a contractual sales price of $5 million.

On May 8, 2017, the Royal Island asset, located in the, Commonwealth of The Bahamas, was sold to the lender. Under the contract, the purchaser agreed to pay the deferred real estate taxes and seabed leases that totaled approximately $0.7 million and discharge all of the indebtedness under the loan. The loan balance and accrued interest aggregated $25.0 million at the date of disposition. We previously consolidated our 87.29% interest in the Royal Island and a third party owned a non-controlling 12.71% interest.

On May 23, 2017, the Ablon at Frisco Square Venture, in which we had a 90% ownership interest, sold the Ablon at a Frisco Square, a 275-unit multifamily project located in Frisco, Texas, to an unaffiliated third party at a contractual sales price of $53.5 million.

On June 2, 2017, we sold the Chase Park Plaza Hotel, located in St. Louis, Missouri, to an unaffiliated third party at a contractual sales price of approximately $87.8 million.

On June 7, 2017, we sold our 47.01% interest in the Central Europe Joint Venture to our joint venture partner at a contractual sales price of €6.1 million, which was equivalent to $6.8 million at the closing date.

On May 5, 2016, we executed a purchase and sale agreement for The Lodge and Spa at Cordillera for an initial contractual purchase price of $10.0 million, subject to five incremental increases of $0.1 million up to $10.5 million if the purchaser elected to extend the closing date. On February 28, 2017 we ceased to operate the hotel. On June 29, 2017, the contractual purchase price was further amended from $10.5 million to $10.6 million. The sale of the property closed on August 1, 2017. In connection with the closing, we provided short-term financing in the amount of $1.5 million to the unrelated third party buyer at a fixed interest rate of 12% with monthly interest-only payments until its October 31, 2017 maturity.

Debt Financings and Asset Foreclosures

One of our principal short-term and long-term liquidity requirements is the repayment of maturing debt.  The following table provides information with respect to the contractual maturities and scheduled principal repayments of our indebtedness as of June 30, 2017. Interest payments on variable rate debt are based on rates in effect as of June 30, 2017. The table does not reflect the exercise of any extension options (in thousands):

	Payments Due by Period
Description	July 1, 2017 to December 31, 2017	2018	Total
Principal payments - fixed rate debt	$9,951	$-	$9,951
Interest payments - fixed rate debt	-	-	-
Principal payments - variable rate debt	291	29,457	29,748
Interest payments - variable rate debt	634	214	848
Total	$10,876	$29,671	$40,547

Our non-recourse debt secured by Northborough Tower matured on January 11, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016. The principal balance of the debt at the transfer was $15.9 million.

Our non-recourse debt secured by Northpoint Central matured on May 6, 2017 and we did not repay the debt which constituted a maturity default. Prior to the debt maturity we had actively marketed the property for sale but did not receive any offers above the loan balance. As of June 30, 2017, the loan balance associated with Northpoint Central was $10.0 million, which was due on demand. On July 4, 2017, ownership of Northpoint Central was transferred to the lender via foreclosure. Additionally, the BHFS Loans for our Frisco Square mixed-use project mature in February 2018 and have two one-year extensions available. We are currently marketing these assets for sale and generally expect to sell them prior to their initial loan maturities. However, if we do not sell the asset prior to its initial mortgage maturity, we expect to exercise the extension options.

Our loan agreements stipulate that we comply with certain reporting and financial covenants.  These covenants include, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  Prior to the loan maturing on May 6, 2017, we did not meet the debt service coverage requirement for our Northpoint Central loan. We believe we were in compliance with the debt covenants under our other loan agreements.

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

Each of our loans is secured by one or more of our properties. As of June 30, 2017, interest rates on our notes payable ranged from 4.23% to 5.15%, with a weighted average interest rate of approximately 4.5%. Generally, our notes payable mature at approximately two to nine years from origination and require payments of interest-only for approximately two to five years, with all principal and interest due at maturity. Notes payable associated with our Frisco Square investments require monthly payments of principal and interest. As of June 30, 2017, our outstanding notes payable had maturity dates that ranged from due on demand through February 2018.

Our ability to fund our liquidity requirements during our liquidation is expected to come from cash and cash equivalents (which total $78.8 million as of June 30, 2017), operating cash flow from our properties through their respective dates of disposition, and proceeds from the eventual disposition of our properties.

As of June 30, 2017, restricted cash of $5.1 million included amounts set aside related to certain operating properties for tenant improvements and commission reserves, tax reserves, maintenance and capital expenditures reserves, and other amounts as may be required by our lenders.

Loan Modifications

In February 2011, Behringer Harvard Royal Island Debt, LP secured a $10.4 million loan (the “Debt LP Loan”) for the purpose of preserving and protecting the collateral securing the Royal Island bridge loan. In February 2013 and June 2013, the lender increased the amount available to draw on the Debt LP Loan to $11.6 million and $12.4 million, respectively. Beginning in October 2013 through June 2014, the lender increased the availability of the Debt LP Loan each month by the amount of the monthly operating costs. The lender ceased funding the monthly operating costs in July 2014. On January 25, 2016, the lender increased the amount of the loan by $0.6 million to $14.4 million to fund the estimated operating costs through the sale of the property. On April 30, 2016, the lender increased the amount of the Debt LP Loan by an additional $0.1 million to $14.5 million to fund additional operating costs of the property while approval from the Commonwealth of the Bahamas to dispose of the property was pending. We received a short-term extension of the loan secured by Royal Island, extending our maturity date from November 10, 2016 to November 30, 2016. However, the lender did not further extend the maturity date and the loan matured and the debt was not repaid. On May 8, 2017, the asset was sold to the lender and the loan and related accrued interest aggregating $25.0 million was discharged in full.

On August 4, 2016, we modified the Chase Park Plaza loan to extend the completion date for the required room and common area renovations from August 10, 2016 to August 10, 2017. The Company previously provided a completion guarantee of $6.5 million for the required renovations and that guarantee was reaffirmed with the modification. The modified loan continued to bear interest at 4.95% and was scheduled to mature on August 11, 2017 with two one-year extensions available. Under the modification the property was required to have a debt service coverage ratio, as defined, of 1.35 to exercise the extension options. Under the modified loan, we were required to escrow $1.5 million with the lender for the estimated 2017 property tax increase due to the expiration of the 10-year property tax abatement program in December 2016.

The Chase Park Plaza loan modification also required the establishment of a $3.1 million escrow related to certain facade repairs and enhancements. The lender was required to disburse funds from the escrow monthly to pay the construction contract draws as the construction repair project is invoiced and completed. The Park Plaza Residential Association was responsible for reimbursing 39.3% of the construction cost as invoiced. The project was expected to be completed in December 2017.

On June 2, 2017, we sold the Chase Park Plaza Hotel and in connection with the closing, a portion of the proceeds from the sale were used to pay off in full the existing indebtedness of approximately $60.2 million secured by the property.

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

Changes in Net Assets in Liquidation

Period from February 1, 2017 through June 30, 2017

Our net assets in liquidation were $111.6 million and $110.0 million as of June 30, 2017 and February 1, 2017 (the date we adopted the liquidation basis of accounting). The increase of $1.6 million is principally attributable to higher than anticipated net proceeds on our completed dispositions.

Cash Flow Analysis

During the one month ended January 31, 2017, net cash used in operating activities was $1.8 million compared to net cash provided by operating activities of $0.2 million for the six months ended June 30, 2016. The primary reason for the decrease in cash flow from operating activities was the change in working capital, including the timing of receipts on accounts receivable and payments of accrued liabilities.

Net cash used in investing activities for the one month ended January 31, 2017 was $0.1 million compared to net cash provided by investing activities of $16.1 million for the six months ended June 30, 2016, a decrease of $16.2 million. During the six months ended June 30, 2016, we received $21.9 million of aggregate proceeds from the dispositions of Las Colinas Commons, Northborough Tower and Frisco Square land parcels. Additionally, the difference also reflects a reduction in the amount of funds released from restricted escrows of $2.8 million in the 2017 period and a decrease in capital expenditures of $8.7 million in the 2017 period.

Net cash used in financing activities for the one month ended January 31, 2017 was approximately $0.3 million compared to net cash used in financing activities of $10.9 million for the six months ended June 30, 2016, a decrease of $10.6 million. During the six months ended June 30, 2016, we paid off the existing indebtedness totaling approximately $11.3 million associated with the Las Colinas Commons investment and a $3.6 million lender required excess principal payment to reduce Northpoint Central’s allocated loan balance with proceeds from the sale of the Las Colinas Commons asset. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. This was partially offset by draws of $7.4 million under the Ablon Frisco Square Venture construction loan during the six months ended June 30, 2016.

Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. Because we have entered our disposition phase, we no longer believe FFO is a meaningful measurement of our operating performance; and therefore, we are no longer providing the calculation.

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

On January 30, 2017, our stockholders approved the Plan of Liquidation and we currently anticipate paying one or more liquidating distributions to our stockholders. We intend to pay the final liquidating distribution to our stockholders no later than 24 months after January 30, 2017, although the timing and amounts of any distributions, including the final liquidating distribution, will depend on various factors such as when we sell our assets. We can provide no assurances that the final liquidating distribution will be paid within a 24-month period.

The actual amounts and times of payment of the liquidating distributions to be paid to our stockholders will be determined by our board of directors in its sole discretion.

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

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 22, 2017 and See Note 3, "Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are be exposed to interest rate changes, primarily as a result of our variable rate debt which was used to acquire properties and make other permitted investments.  Our management’s objectives, with regard to interest rate risks, are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we historically borrowed primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.  With regard to our variable rate financings, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps, or floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate portion of our variable rate debt.  Of our $39.7 million in notes payable, at June 30, 2017, $29.7 million represented debt subject to variable interest rates.  If our variable interest rates increased 100 basis points, we estimate that total annual interest cost, including interest expensed and interest capitalized, would increase by $0.3 million.

Foreign Currency Exchange Risk

On June 7, 2017, we sold our 47.01% interest in a joint venture consisting of 17 properties in the Czech Republic and Poland that held local currency-denominated accounts at European financial institutions.  As a result, we are no longer exposed to foreign currency exchange risk.

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

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of June 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control - New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Matters

In connection with the adoption of liquidation basis accounting, during the first quarter of 2017 (i) certain of our internal controls over financial reporting became no longer relevant primarily relating to asset impairments and (ii) we adopted additional internal controls over financial reporting primarily with respect to the calculations of our asset values for liquidation accounting purposes.

We are managed by an external advisor and have no employees. We engaged a new advisor in February 2017 and as a result the advisory services previously provided by the former advisor were fully transitioned to the new advisor as of June 30, 2017.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A. Risk Factors.

None.

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

In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the six months ended June 30, 2017.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Effective August 9, 2017, following the transition of advisory management services from the Behringer Advisor to the Advisor, we adopted a new Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors, officers and employees (should we ever have employees). Previously, our directors, officers and any employees were subject to a code of business conduct policy that applied to all Behringer-sponsored companies. Our board of directors adopted the Code in connection with the completion of the transition of advisory management services to the Advisor. The new Code covers topics such as business ethics, compliance standards and procedures, confidential information, conflicts of interest, corporate opportunities, protection and proper use of our assets, fair dealing, compliance with laws, insider trading and waivers of the Code, among other things.

The information set forth herein does not purport to be complete in scope and is qualified in its entirety by the full text of the Code, which has been filed as an exhibit to this Quarterly Report on Form 10-Q and is also posted to the our website at www.lightstoneshareholderservices.com.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Opportunity REIT I, Inc.

Dated:	August 14, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number		Description
2.1		Plan of Complete Liquidation and Dissolution of Behringer Harvard Opportunity REIT I, Inc. (previously filed in and incorporated by reference to Definitive Proxy Statement on Schedule 14A, filed on November 2, 2016)

3.1		Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2		Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on June 9, 2011)

3.3		Articles of Amendment of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on February 24, 2017)

3.4		Second Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on February 24, 2017)

10.1		Termination of Advisory Management Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity Advisors I, LLC, and Stratera Holdings, LLC effective as of February 10, 2017 (previously filed in and incorporated by reference to Form 10-K, filed on March 22, 2017)

10.2		Termination of Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP and several affiliated special purpose entities, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC, and Stratera Holdings, LLC effective as of February 10, 2017 (previously filed in and incorporated by reference to Form 10-K, filed on March 22, 2017)

10.3		Advisory Management Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP and LSG-BH I Advisor LLC effective as of February 10, 2017 (previously filed in and incorporated by reference to Form 10-K, filed on March 22, 2017)

10.4		Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP and several affiliated special purpose entities, and LSG-BH I Property Manager LLC effective as of February 10, 2017 (previously filed in and incorporated by reference to Form 10-K, filed on March 22, 2017)

10.5		Purchase and Sale Agreement among Chase Park Plaza Hotel, LLC, and CPPH, LLC, as seller, and Hospitality Properties Trust, as purchaser, effective as of March 16, 2017. (previously filed in and incorporated by reference to Form 10-Q, filed on May 15, 2017)

10.6		Second Amendment to Purchase and Sale Agreement among Chase Park Plaza Hotel, LLC, and CPPH, LLC, as seller, and Hospitality Properties Trust, as purchaser, effective as of April 24, 2017. (previously filed in and incorporated by reference to Form 10-Q, filed on May 15, 2017)

10.7*		Purchase and Sale Agreement among The Ablon at Frisco Square, LLC, as seller, and The Rose at Frisco Square, LLC , as purchaser, effective as of April 10, 2017.

14.0*		Code of Business Conduct and Ethics

31.1*		Rule 13a-14(a)/15d-14(a) Certification

31.2*		Rule 13a-14(a)/15d-14(a) Certification

32.1*	(1)	Section 1350 Certification

32.2*	(1)	Section 1350 Certification

101*		The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 14, 2017, formatted in XBRL: (i) Condensed Consolidated Statement of Net Assets, (ii) Condensed Consolidated Balance Sheet, (iii) Condensed Consolidated Statement of Changes in Net Assets, (iv) Condensed Consolidated Statements of Operations, (v) Condensed Consolidated Statements of Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

*filed herewith

(1)	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

