Form 10-Q
period 2017-09-30
Behringer Harvard Opportunity REIT I, Inc.
filed 2017-11-14
CIK 1308711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

As of November 9, 2017, the Registrant had 56,500,472 shares of common stock outstanding.

BEHRINGER HARVARD OPPORTUNITY REIT I, INC.

FORM 10-Q

Quarter Ended September 30, 2017

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statement of Net Assets in Liquidation (unaudited) as of September 30, 2017	3

	Condensed Consolidated Balance Sheet as of December 31, 2016	4

	Condensed Consolidated Statement of Changes in Net Assets in Liquidation (unaudited) for the Period from February 1, 2017 through September 30, 2017	5

	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the One Month Ended January 31, 2017 and the Three and Nine Months Ended September 30, 2016	6

	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the One Month Ended January 31, 2017	7

	Condensed Consolidated Statements of Cash Flows (unaudited) for the One Month Ended January 31, 2017 and the Nine Months Ended September 30, 2016	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

Signature		39

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statement of Net Assets in Liquidation

(Liquidation Basis)

(in thousands)

(Unaudited)

September 30,
2017
Assets
Real estate assets	$58,104
Cash and cash equivalents	55,955
Restricted cash	2,962
Accounts receivable	937
Note receivable	1,500
Total Assets	119,458
Liabilities
Liability for estimated costs in excess of estimated receipts during liquidation	3,205
Accounts payable	96
Accrued and other liabilities	6,060
Total Liabilities	9,361
Commitments and contingencies
Net assets in liquidation	$110,097

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
Liabilities and Stockholders' Equity
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

See Notes to Condensed Consolidated Financial Statements.

4

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statement of Changes in Net Assets in Liquidation

(Liquidation Basis)

(in thousands)

(Unaudited)

Period from
February 1, 2017
through
September 30, 2017
Net assets in liquidation, beginning of period	$109,969
Changes in net assets in liquidation	128
Net assets in liquidation, end of period	$110,097

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Going Concern Basis)

(in thousands, except share and per share amounts)

(Unaudited)

	One Month	Three Months	Nine Months
	Ended	Ended	Ended
	January 31, 2017	September 30, 2016	September 30, 2016

Revenues
Rental revenue	$1,277	$3,632	$11,621
Hotel revenue	2,284	10,385	27,542
Condominium sale	-	-	2,271
Total revenues	3,561	14,017	41,434

Expenses
Property operating expenses	475	1,469	4,829
Hotel operating expenses	2,163	7,654	21,756
Bad debt expense (recovery)	(5)	17	43
Cost of condominium sale	-	-	2,271
Interest expense	717	2,116	7,205
Real estate taxes	401	1,058	3,073
Impairment charges	-	9,247	9,247
Property management fees	96	423	1,205
Asset management fees	159	503	1,563
General and administrative	322	1,791	4,424
Depreciation and amortization	869	2,602	7,966
Total expenses	5,197	26,880	63,582
Interest income	-	2	4
Other expense, net	-	(86)	(101)
Gain on extinguishment of debt	-	-	1,624
Loss before gain on sale of real estate, income tax expense and equity in earnings of unconsolidated joint venture	(1,636)	(12,947)	(20,621)
Gain on sale of real estate	-	-	3,025
Income tax expense	(6)	(49)	(91)
Equity in earnings of unconsolidated joint venture	25	(27)	30
Net loss	(1,617)	(13,023)	(17,657)
Net loss attributable to noncontrolling interest	35	129	438
Net loss attributable to common shareholders	$(1,582)	$(12,894)	$(17,219)

Weighted average shares outstanding:
Basic and diluted	56,500	56,500	56,500
Basic and diluted loss per share	$(0.03)	$(0.23)	$(0.30)

Comprehensive loss
Net loss	$(1,617)	$(13,023)	$(17,657)
Other comprehensive income:
Foreign currency translation gain (loss)	342	169	482
Total other comprehensive income (loss)	342	169	482
Comprehensive loss	(1,275)	(12,854)	(17,175)
Comprehensive loss attributable to the noncontrolling interest	35	129	438
Comprehensive loss attributable to common shareholders	$(1,240)	$(12,725)	$(16,737)

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

See Notes to Condensed Consolidated Financial Statements.

Behringer Harvard Opportunity REIT I, Inc.

Condensed Consolidated Statements of Cash Flows

(Going Concern Basis)

(in thousands)

(Unaudited)

	One Month	Nine Months
	Ended	Ended
	January 31, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(1,617)	$(17,657)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	871	8,019
Amortization of deferred financing fees	53	487
Gain on extinguishment of debt	-	(1,624)
Loss on retirement of asset	-	16
Gain on sale of real estate	-	(3,025)
Impairment charges	-	9,247
Bad debt (recovery) expense	(5)	43
Equity in earnings of unconsolidated joint venture	(25)	(30)
Change in operating assets and liabilities:
Accounts receivable	(201)	(37)
Condominium inventory	-	2,201
Prepaid expenses and other assets	37	773
Accounts payable	(478)	241
Accrued and other liabilities	(548)	2,599
Payables to related parties	68	(394)
Lease intangibles	4	(219)
Net cash (used in) provided by operating activities	(1,841)	640
Cash flows from investing activities:
Proceeds from sale of real estate	-	21,852
Additions of real estate and furniture, fixtures, and equipment	(262)	(9,318)
Change in restricted cash	207	(686)
Distributions from unconsolidated joint venture	-	202
Net cash (used in) provided by investing activities	(55)	12,050
Cash flows from financing activities:
Proceeds from notes payable	-	8,237
Payments on notes payable	(259)	(19,714)
Net cash used in financing activities	(259)	(11,477)
Net change in cash and cash equivalents	(2,155)	1,213
Cash and cash equivalents at beginning of the year	19,086	20,746
Cash and cash equivalents at end of the period	$16,931	$21,959

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

We have operated commercial real estate and real estate-related assets located in and outside the United States. Under our opportunistic and value-add investment strategy, we focused generally on acquiring properties with significant possibilities for capital appreciation, such as those requiring development, redevelopment, or repositioning, or those located in markets and submarkets with higher volatility, lower barriers to entry, and high growth potential.  We previously acquired a wide variety of properties, including office, retail, hospitality, recreation and leisure, multifamily, industrial, and other properties.  We also purchased existing and newly constructed properties and properties under development or construction.  As of September 30, 2017, we wholly owned one investment property on our condensed consolidated financial statements.   Our one investment property is located in Texas.

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

Our business has been managed by an external advisor since the commencement of our initial public offering, and we have no employees. From September 20, 2005 through February 10, 2017, an affiliate of Stratera Holdings, LLC (formerly known as Behringer Harvard Holdings, LLC) (“Behringer”) acted as our external advisor (the “Behringer Advisor”). On February 10, 2017, we engaged an affiliate of the Lightstone Group (“Lightstone”), LSG-BH I Advisor LLC (the “Advisor”), to provide advisory services to us. Our external advisor is responsible for managing our day-to-day affairs and for services related to the disposition of our assets.

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

Pursuant to the Plan of Liquidation, we expect to make liquidating distribution payments to our stockholders after we sell all of our assets, pay all of our known liabilities, and provide for unknown liabilities. We expect to complete these activities within 24 months of stockholder approval of the Plan of Liquidation. We can give no assurances regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sales prices we will receive for our assets and the amount or timing of any liquidating distributions. Our ability to execute our Plan of Liquidation is dependent upon our ability to sell our remaining real estate investments and to fund certain ongoing costs of our Company, including our development and operating properties, as well as administrative and wind-down expenses.

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

All financial results and disclosures through January 31, 2017, prior to adopting liquidation basis accounting, are presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As a result, the consolidated balance sheet as of December 31, 2016, and the consolidated statements of operations and comprehensive loss, the consolidated statements of equity, and the consolidated statements of cash flows for the one month ended January 31, 2017 and the three and nine months ended September 30, 2016, respectively, use the going concern basis of accounting presentation consistent with our Annual Report on Form 10-K for the year ended December 31, 2016, as further described below.

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

Liquidation Basis (Post Plan of Liquidation Stockholder Approval)

Effective February 1, 2017, in accordance with liquidation basis accounting, our assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we expect to collect on disposal of assets and payment of obligations as we implement the Plan of Liquidation. The liquidation values of our operating properties are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

We accrue costs we expect to incur and income we expect to earn through the estimated end of our liquidation to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the accompanying Condensed Consolidated Statement of Net Assets in Liquidation. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4, "Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation" for further discussion. Actual costs incurred but unpaid as of September 30, 2017 are included in accounts payable and accrued and other liabilities on the accompanying Condensed Consolidated Statement of Net Assets in Liquidation.

Net assets in liquidation represents the estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of anticipated sale dates and estimated cash flows, actual operating results and sale proceeds may differ materially from amounts estimated.

Going Concern Basis (Pre Plan of Liquidation Stockholder Approval)

Amounts as of December 31, 2016 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.

Noncontrolling Interests - Liquidation Basis

Under the liquidation basis, the presentation for joint ventures historically consolidated under the going concern basis accounting are determined based on the Company's planned exit strategy for the joint venture investment. We intend to sell all of our properties, rather than selling our interest in our properties, and therefore the properties will be presented on a gross basis with a liability to the non-controlling interest holders, if any. Amounts due to non-controlling interests in connection with the disposition of consolidated joint ventures, if any, are accrued as a liability for non-controlling interests.

Consolidation and Variable Interest Entities - Going Concern Basis

Operating results for the periods ended January 31, 2017 and September 30, 2016 were prepared on the going concern basis of accounting, which contemplates the realization of assets and liabilities in the normal course of business. Our condensed consolidated financial statements included our accounts and the accounts of other subsidiaries over which we had control.  All inter-company transactions, balances, and profits were eliminated in consolidation.  Interests in entities acquired were evaluated based on applicable GAAP, which included the requirement to consolidate entities deemed to be variable interest entities (“VIE”) in which we were the primary beneficiary.  If the interest in the entity was determined not to be a VIE, then the entity was evaluated for consolidation based on legal form, economic substance, and the extent to which we had control and/or substantive participating rights under the respective ownership agreement. For entities in which we had less than a controlling interest or entities which we were not deemed to be the primary beneficiary, we accounted for the investment using the equity method of accounting.

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

Real Estate

Liquidation Basis

As of September 30, 2017, our remaining real estate investment property was adjusted to its estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we expect to collect on disposal, less disposal costs, as we implement the Plan of Liquidation.

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

During the year ended December 31, 2016, we recorded $9.2 million of non-cash impairment charges as a result of measurable decreases in the fair value of two of our investments during the third quarter of 2016. We recorded a non-cash impairment charge of $2.2 million for our Northpoint Central building based upon indication of a decline in market value of the asset. In estimating the fair value of Northpoint Central, we primarily considered an appraisal prepared in connection with the Plan of Liquidation. The appraised value was determined using a discounted cash flow analysis. We also recorded a non-cash impairment charge of $7 million for our unconsolidated investment in Central Europe. We reviewed estimates of the underlying real estate assets of the venture based upon a discounted cash flow analysis and did not find the asset book value reported by the venture impaired. We then evaluated our interest in the Central Europe investment for an other than temporary decline in market value and determined that we would not recover our investment during our hold period. Due to the shortened hold period contemplated in the Plan of Liquidation, the lack of control by the Company to compel the venture to sell the remaining assets and liquidate the venture during our hold period, and the absence of a market to buy our interest, we recorded an impairment of our investment interest by discounting our interest in the investment by 40% to reflect the impact of holding a non-controlling interest.

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

Restricted Cash

As of September 30, 2017, restricted cash of $3.0 million principally consisted of amounts held in escrow related to certain completed asset dispositions.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accrued and Other Liabilities

As of September 30, 2017, accrued and other liabilities of $6.0 million included amounts set aside related to certain operating expenses, property taxes, and tenant escrows.

Recently Issued Accounting Pronouncements

As a result of our adoption of the liquidation basis of accounting, we do not anticipate that any recently issued accounting pronouncements will have a material effect on our consolidated financial statements.

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

The change in liability for estimated costs in excess of estimated receipts during liquidation as of September 30, 2017 is as follows (dollars in thousands):

			Remeasurement
		Net Cash	of Assets and
	February 1, 2017	Payments	Liabilities	September 30, 2017
Assets:
Estimated net inflows from investments in real estate	$359	$(52)	$331	$638
Liabilities:
Liquidation transaction costs	(2,985)	-	-	(2,985)
Corporate expenditures	(4,360)	4,084	(582)	(858)
	(7,345)	4,084	(582)	(3,843)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(6,986)	$4,032	$(251)	$(3,205)

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.	Net Assets in Liquidation

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

Our net assets in liquidation were $110.1 million and $110.0 million as of September 30, 2017 and February 1, 2017 (the date we adopted the liquidation basis of accounting), respectively. Our net assets in liquidation as of September 30, 2017 would result in liquidating distributions of approximately $1.95 per share. The estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Plan of Liquidation. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets, and any changes in the underlying assumptions of the projected cash flows.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nonrecurring Fair Value Measurements

During the year ended 2016, we recorded $9.2 million of non-cash impairment charges as a result of measurable decreases in the fair value of two of our investments during the third quarter. We recorded a non-cash impairment charge of $2.2 million for our Northpoint Central building based upon indication of a decline in market value of the asset. In estimating the fair value of Northpoint Central, we primarily considered an appraisal prepared for the Plan of Liquidation. The appraised value was determined using a discounted cash flow analysis. We also recorded a non-cash impairment charge of $7 million for our unconsolidated investment in the Central Europe Joint Venture. We reviewed estimates of the underlying real estate assets of the venture based upon a discounted cash flow analysis and did not find the asset book value reported by the venture impaired. We then evaluated our interest in the Central Europe Joint Venture for an other than temporary decline in market value and determined that we would not recover our investment value during our hold period. Due to the shortened hold period contemplated in the Plan of Liquidation, the lack of control by the Company to compel the venture to sell the remaining assets and liquidate the venture during our hold period, and the absence of a market to buy our interest, we recorded an impairment of our investment interest by discounting our interest in the investment by 40% to reflect the impact of holding a non-controlling interest. The estimates are considered Level 3 under the fair value hierarchy described above.

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

(1) During the third quarter of 2016, we recorded a non-cash impairment of $2.2 million with our Northpoint Central office building.

(2) During the third quarter of 2016, we recorded a non-cash impairment of $7 million associated with our unconsolidated investment in the Central Europe Joint Venture.

Quantitative Information about Level 3 Fair Value Measurements

Description	Fair Value at December 31, 2016 (in 000s)	Valuation Techniques	Unobservable Input	Range (Weighted Average)
Buildings and improvements, net(1)	$10,584	Discounted cash flow	Discount rate Terminal capitalization rate Market rent growth Expense growth rate	10.50% 9.50% 0% - 3.00% 0% - 3.00%
Investment in unconsolidated joint venture(2)	7,228	Market comparable	Discount for non-controlling interest(3)	40%

(1)	During the third quarter of 2016, we recorded a non-cash impairment of $2.2 million on the Northpoint Central office building.
(2)	During the third quarter of 2016, we recorded a non-cash impairment of $7 million associated with our unconsolidated investment in the Central Europe Joint Venture.
(3)	In determining the discount for our non-controlling interest, we considered the terms of the investment agreement, which limit our control to compel the liquidation of the investment, as well as the lack of a market for our interest in the investment.

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

8.	Real Estate Investments

As of September 30, 2017, we wholly owned one investment property on our condensed consolidated financial statements.

The following table presents certain information about our remaining property as of September 30, 2017:

Property Name	Location	Approximate Rentable Square Footage		Description	Ownership Interest	Year Acquired
Frisco Square(1)	Frisco, Texas		(2)	mixed-use development (retail, office, restaurant and land)	100%	2007

(1)	See below under the caption, Frisco Square Land Sales, and Note 14 for additional information.
(2)	Our Frisco Square mixed-use development consists of 101,000 square feet of office space, 71,000 square feet of retail, a 41,500 square foot movie theater, 114 multifamily units, and approximately 17 acres of land.

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

Frisco Square Land Sales

On May 24, 2016, we sold a 5.2 acre parcel of land at Frisco Square located in Frisco, Texas for a contractual sales price of $8 million. On August 12, 2016, we executed a purchase and sale agreement to sell 3.39 acres of land at Frisco Square for approximately $4.3 million. The third-party buyer is working on development plans, and we currently expect the sale to close during the fourth quarter of 2017. On February 14, 2017, we sold a 3.29 acre parcel of land at Frisco Square for a contractual sales price of $4.7 million. On March 28, 2017, we sold a 3.83 acre parcel of land at Frisco Square for a contractual sales price of $5 million. On October 4, 2017, we sold a 0.21 acre parcel of land at Frisco Square for a contractual sales price of $0.3 million.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Lodge and Spa at Cordillera

On May 5, 2016, we executed a purchase and sale agreement for The Lodge and Spa at Cordillera, a land, hotel and development property located in Edwards, Colorado. for an initial contractual purchase price of $10.0 million, subject to five incremental increases of $0.1 million up to $10.5 million if the purchaser elected to extend the closing date. On February 28, 2017 we ceased to operate the hotel. On June 29, 2017, the contractual purchase price was further amended from $10.5 million to $10.6 million. The sale of the property closed on August 1, 2017. In connection with the closing, we provided short-term financing in the amount of $1.5 million to the unrelated third party buyer at a fixed interest rate of 12% with monthly interest-only payments due through its maturity date of November 20, 2017.

Northpoint Central

Our non-recourse debt secured by Northpoint Central, an office building located in Houston, Texas, matured on May 6, 2017 and we did not repay the debt which constituted a maturity default. Prior to the debt maturity we had actively marketed the property for sale but did not receive any offers above the loan balance. On July 4, 2017, ownership of Northpoint Central was transferred to the lender via foreclosure.

Disposed Real Estate Reported in Continuing Operations

The Company did not view the 2016 disposals of Las Colinas Commons and Northborough Tower as a strategic shift. Therefore, the results of operations of the properties were included in continuing operations within the accompanying condensed consolidated statements of operations through their respective dates of disposition.

Net income attributable to the Company for the nine months ended September 30, 2016 related to Las Colinas Commons and Northborough Tower aggregated $2.7 million. This amount reflects (i) the $1.3 million gain on sale of Las Colinas Commons recognized during the first quarter of 2016 and (ii) the gain on extinguishment of debt of $1.6 million recognized upon the transfer of ownership of the Northborough Tower to the lender during the second quarter of 2016.

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

Our equity in earnings from our investment is our proportionate share of the combined earnings of our unconsolidated joint venture, shown at 100%, for the three and nine months ended September 30, 2016, respectively, as follows (dollars in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2016	September 30, 2016
Revenue	$1,607	$4,954

Operating expenses:
Operating expenses	419	1,455
Property taxes	55	155
Total operating expenses	474	1,610
Operating income	1,133	3,344
Non-operating expenses:
Depreciation and amortization	594	1,783
Interest and other, net	596	1,497
Total non-operating expenses	1,190	3,280
Net income	$(57)	$64
Equity in earnings of unconsolidated joint venture(1)	$(27)	$30

(1)	Company’s share of net income.

9.	Variable Interest Entities

Effective January 1, 2016, we adopted the guidance in ASU 2015-02. As a result, the Operating Partnership (see Note 1, Business) and each of our less than wholly-owned real estate partnerships (Behringer Harvard Cordillera, LLC, Behringer Harvard Residences at Cordillera, LLC, and Behringer Harvard Royal Island Debt, LP) were deemed to have the characteristics of a VIE. However, we were not required to consolidate any previously unconsolidated entities or deconsolidate any previously consolidated entities as a result of the change in classification. Accordingly, there were no changes to the amounts reported in our condensed consolidated balance sheets and statements of cash flows or amounts recognized in our condensed consolidated statements of operations.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Consolidated VIEs

We consolidated the Operating Partnership, Behringer Harvard Cordillera, LLC, Behringer Harvard Residences at Cordillera, LLC, and Behringer Harvard Royal Island Debt, LP, which are variable interest entities, or VIEs, for which the Company was the primary beneficiary. Generally, a VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. A limited partnership is considered a VIE when the majority of the limited partners unrelated to the general partner possess neither the right to remove the general partner without cause, nor certain rights to participate in the decisions that most significantly affect the financial results of the partnership. In determining whether we were the primary beneficiary of a VIE, we considered qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of our investment; the obligation or likelihood for us or other investors to provide financial support; and the similarity with and significance to our business activities and the business activities of the other investors. Significant judgments related to these determinations included estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

10.	Notes Payable

We had no outstanding notes payable as of September 30, 2017. The following table sets forth our notes payable on our consolidated properties as of December 31, 2016 (dollars in thousands):

Description	Amount	Maturity Date
Royal Island	$14,489	Discharged in full on 5/8/2017
Northpoint Central	10,602	Transferred property to lender on 7/4/2017
Chase Park Plaza Hotel	60,888	Repaid in full on 6/2/2017
BHFS II, LLC	6,733	Repaid in full on 9/6/2017
BHFS III, LLC	6,044	Repaid in full on 9/6/2017
BHFS IV, LLC	12,555	Repaid in full on 9/6/2017
BHFS Theatre, LLC	4,699	Repaid in full on 9/6/2017
The Ablon at Frisco Square	26,300	Repaid in full on 5/23/2017
Total debt	142,310
Deferred financing fees	(428)
Total notes payable obligation	$141,882

We had no outstanding notes payable as of September 30, 2017. Our notes payable balance as of December 31, 2016 was $141.9 million, net of deferred financing fees of $0.4 million. Each of our notes payable was collateralized by one or more of our properties.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our Las Colinas Commons office buildings and Northpoint Central office building both served as collateral under a non-recourse loan. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. We sold the Las Colinas Commons office buildings on February 2, 2016 and paid in full the existing allocated indebtedness of the Las Colinas Commons loan of $11.3 million and paid $3.6 million which reduced Northpoint Central’s allocated loan balance. The Northpoint Central loan subsequently matured on May 6, 2017 and we did not repay the debt which constituted a maturity default. Prior to the debt maturity we had actively marketed the property for sale, but did not receive any offers above the loan balance. We transferred the asset to the lender on July 4, 2017. The outstanding principal balance at the time of the transfer to the lender was $10.0 million.

In addition the loans for our Frisco Square mixed-use project (the BHFS Loans”) were scheduled to initially mature in February 2018 and had two one-year extension options. However, we repaid the BHFS Loans in full on September 6, 2017.

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

Royal Island

On May 8, 2017 the Royal Island asset was sold to its lender for discharge of all indebtedness under the loan. The proceeds from the sale were not sufficient to pay the outstanding obligations of the partnership entities that owned Royal Island. These obligations, which are non-recourse to the Company, totaled $3.8 million as of September 30, 2017 and are included in accrued and other liabilities on the condensed consolidated statement of net assets in liquidation. The Company is exploring alternatives to settle these obligations, which may include, placing the underlying partnerships in receivership or some other form of judicial liquidation process.

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

We pay our external advisor an asset management fee of 0.575% of the aggregate asset value of acquired real estate and real estate-related assets other than Royal Island, which was sold on May 8, 2017. The fee is payable monthly in arrears in an amount equal to one-twelfth of 0.575% of the aggregate asset value as of the last day of the month.  For the one month ended January 31, 2017, the three months ended September 30, 2016 and the nine months ended September 30, 2016, we incurred approximately $0.2 million, $0.5 million and $1.5 million of asset management fees, respectively.

We pay our external advisor acquisition and advisory fees of 2.5% of the contractual purchase price of each asset for the acquisition, development, or construction of real property or 2.5% of the funds advanced in respect of a loan investment.  For the one month ended January 31, 2017, the three months ended September 30, 2016 and the nine months ended September 30, 2016, we incurred no acquisition and advisory fees.

The debt financing fee paid to our external advisor for a Loan (as defined in the agreement) will be 1% of the loan commitment amount.  Amounts due to the external advisor for a Revised Loan (as defined in the agreement) will be 40 basis points of the loan commitment amount for the first year of any extension (provided the extension is for at least 120 days), an additional 30 basis points for the second year of an extension, and another 30 basis points for the third year of an extension in each case, prorated for any extension period less than a full year.  The maximum debt financing fee for any extension of three or more years is 1% of the loan commitment amount. We did not incur any debt financing fees for the one month ended January 31, 2017, the three months ended September 30, 2016 or the nine months ended September 30, 2016.

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subject to certain restrictions as described in the advisory agreement, we reimburse our external advisor for all expenses paid or incurred by them in connection with the services they provide to us, including direct expenses and the costs of salaries and benefits of persons employed by those entities and performing services for us, subject to the limitation that we will not reimburse for any amount by which our external advisor’s operating expenses (including the asset management fee) at the end of the four fiscal quarters immediately preceding the date reimbursement is sought exceeds the greater of (i) 2% of our average invested assets or (ii) 25% of our net income for that four quarter period other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and any gain from the sale of our assets for that period.  Notwithstanding the preceding sentence, we may reimburse the external advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. In addition, pursuant to the advisory agreement, our obligation to reimburse our external advisor for certain costs incurred in connection with administrative services is currently limited to an aggregate of $1.66 million annually. We do not reimburse our external advisor for the salaries and benefits that our external advisor or its affiliates pay to our named executive officers.  For the one month ended January 31, 2017, the three months ended September 30, 2016 and the nine months ended September 30, 2016, we incurred costs for administrative services of $0.1 million, $0.3 million and $0.9 million, respectively.

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

We pay our property manager fees for management, leasing, and maintenance supervision of our properties. Such fees are equal to 4.5% of gross revenues plus leasing commissions based upon the customary leasing commission applicable to the same geographic location of the respective property.  We will pay our property manager an oversight fee equal to 0.5% of gross revenues of the property managed if we contract directly with a non-affiliated third-party property manager in respect of the property.  In no event will we pay both a property management fee and an oversight fee to our property manager with respect to any particular property.  If we own a property through a joint venture that does not pay our property manager directly for its services, we will pay our property manager a management fee or oversight fee, as applicable, based only on our economic interest in the property.  We incurred property management fees and oversight fees of approximately $0.1 million, $0.1 million and $0.5 million during the one month ended January 31, 2017, the three months ended September 30, 2016 and the nine months ended September 30, 2016, respectively.

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

Behringer Harvard Opportunity REIT I, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company accrues for the remaining costs it expects to incur through the end of its liquidation under the liquidation basis of accounting, including costs expected to be paid to its external advisor for services provided during its liquidation. These costs are included in liability for estimated costs in excess of estimated receipts during liquidation of $3.2 million on the consolidated condensed statement of net assets in liquidation as of September 30, 2017. As of September 30, 2017, the Company accrued asset management fees of $0.1 million, property management fees and oversight fees of $0.1 million, and administrative service costs of $0.5 million, which are expected to be paid to the Company’s external advisor during its liquidation. The Company incurred an aggregate of $2.0 million for these costs during the period from February 1, 2017 through September 30, 2017. Actual fees incurred may differ significantly from these estimates due to inherent uncertainty in estimating future events.

We are dependent on our external advisor and property manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services, and other general administrative responsibilities. If these companies are unable to provide us with the respective services, we would be required to obtain such services from other sources.

13.	Supplemental Cash Flow Information

Supplemental cash flow information is summarized below:

	One Month	Nine Months
	Ended	Ended
Description	January 31, 2017	September 30, 2016
Supplemental disclosure:
Interest paid, net of amounts capitalized	$472	$5,208
Income taxes paid, net of refunds	717	125
Non-cash investing and financing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	-	541
Transfers from real estate under development to building and improvements	-	37,110
Additions to land and land improvements reclassified from real estate under development	-	3,685
Additions to furniture, fixtures, and equipment reclassified from real estate under development	-	1,101
Amortization of deferred financing fees in properties under development	-	10
Deed in lieu of foreclosure:
Real estate and lease intangibles	-	12,723
Note payable	-	15,853
Other assets and liabilities, net	-	1,506

14.	Subsequent Events

Frisco Square

On October 11, 2017, we, through various wholly owned subsidiaries, entered into an agreement (the “Agreement”) to sell our Frisco Square mixed-use project to Frisco Square Acquisition, LLC (the “Buyer”), an unaffiliated third party, for a contractual sales price of $55.0 million. The Buyer made a nonrefundable earnest money deposit of $0.75 million in connection with the execution of the Agreement. Closing is subject to due diligence by the Buyer and other customary closing conditions and is contemplated to occur during the fourth quarter of 2017.

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

These forward-looking statements are not historical facts but reflect the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry, the economy, and other future conditions.  These statements are not guarantees of future performance, and we caution stockholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described in this Quarterly report on Form 10-Q and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 22, 2017 and the factors described below:

•	our ability to successfully implement the terms of a plan of liquidation and dissolution (the “Plan of Liquidation”), and sell our assets, pay our liabilities, and distribute the net proceeds from liquidation to our stockholders as we expect;
•	the timing of asset dispositions and the sales price we receive for assets and the amount and timing of liquidating distributions to be received by our stockholders;
•	whether we will face unanticipated difficulties, delays, or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions;
•	risks associated with legal proceedings, including stockholder litigation, that may be instituted against us related to the Plan of Liquidation;
•	market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole and the local economic conditions in the markets in which our properties are located may adversely affect the implementation of the Plan of Liquidation;
•	the availability of cash flow from operating activities for capital expenditures;
•	conflicts of interest arising out of our relationships with our advisor and its affiliates;
•	our ability to retain our executive officers and other key individuals who provide advisory and property management services to us as we implement the Plan of Liquidation;
•	unfavorable changes in laws or regulations impacting our business, our assets or our ability to successfully implement the Plan of Liquidation;
•	interests in any liquidating trust we may establish pursuant to the Plan of Liquidation will be generally non-transferable; and
•	factors that could affect our ability to qualify as a real estate investment trust.

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

As of September 30, 2017, we wholly owned one investment property in our condensed consolidated financial statements, which is located in Texas.

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

Liquidity and Capital Resources

Liquidity Demands

As a result of the approval of the Plan of Liquidation by the stockholders on January 30, 2017, our financial position and results of operations for the nine months ended September 30, 2017 are presented using two different presentations. We adopted the liquidation basis of accounting as of February 1, 2017 and for the periods subsequent to February 1, 2017. We believe the one-day timing difference between the approval of the Plan of Liquidation on January 30, 2017 and the adoption of the liquidation basis of accounting on February 1, 2017 is immaterial. All financial results and disclosures through January 31, 2017, prior to adopting liquidation basis of accounting, are presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business.

As discussed above, our board of directors unanimously approved a plan for the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. The Plan of Liquidation was approved by our stockholders on January 30, 2017. Pursuant to the Plan of Liquidation, we intend to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities, and distribute the net proceeds from liquidation to our stockholders. We can give no assurances regarding the timing of asset dispositions, the sales prices we will receive for our assets, and the amount or timing of any liquidating distributions. It is possible that we will invest additional capital in some of our assets in order to position these assets for sale. We have experienced significant losses and may generate negative cash flows as expenses exceed revenues.  If we are unable to sell a property when we determine to do so as contemplated in our business plan, it could have a significant adverse effect on our cash flows necessary to satisfy our other liabilities in the normal course of business.

While we project having available cash to distribute to stockholders after all asset sales are completed, we are subject to outside forces beyond our control when completing the sales of our properties, some of which are more difficult to market and all of which are at various stages of disposition.

Our total net assets in liquidation were $110.1 million as of September 30, 2017. Our ability to execute the Plan of Liquidation is dependent upon our ability to sell our remaining real estate investment, and to fund certain ongoing costs of our Company, including those related to our one remaining investment property. Our principal demands for funds for the next twelve months and beyond will be for the payment of costs associated with the lease-up of available space at our one remaining investment property (including any leasing commissions, tenant improvements, and capital improvements) prior to its disposal, and Company operating expenses.  We expect to fund a portion of these demands by using cash flow from operations and available cash on hand.

We continually evaluate our liquidity and ability to fund future operations. Our cash balance as of September 30, 2017 was $56.0 million. The note related to Northpoint Central matured on May 6, 2017 and we did not repay the debt which constituted a maturity default. On July 4, 2017, ownership of Northpoint Central was transferred to the lender via foreclosure. On September 6, 2017, we repaid our BHFS Loans on our Frisco Square mixed-use project in full. As a result, we had no outstanding indebtedness as of September 30, 2017. We are in various stages of marketing our remaining investment property for sale and currently expect to sell all of our remaining investment property during the fourth quarter of 2017. See below, under the caption Current Asset Sales Activity, for further details.

We also consider lease expirations and other factors in evaluating our liquidity.  If we are unable to renew or extend the expiring leases under substantially similar terms or are unable to negotiate new leases, it would negatively impact our estimated cash flows during our liquidation period and adversely affect the value of our remaining investment property, which would reduce the proceeds we expect to receive upon disposition. As a result, our estimated liquidating distributions to our shareholders would also be adversely impacted.

Asset Dispositions

As discussed above, our board of directors and our stockholders have approved a plan for the disposition of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. Within 24 months following our stockholders’ approval of the Plan of Liquidation we expect to dispose all of our assets, pay all of our known liabilities, provide for unknown liabilities, and distribute the net proceeds from liquidation to our stockholders. We can give no assurances regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the aggregate sales price we will receive for our remaining investment property, or the amount or timing of any liquidating distributions.

Current Asset Sales Activity

On August 12, 2016, we executed a purchase and sale agreement to sell 3.39 acres of land at Frisco Square to a third party for approximately $4.3 million. The buyer is working on development plans, and we currently expect the sale to close during the fourth quarter of 2017.

On October 11, 2017, we, through various wholly owned subsidiaries, entered into an agreement (the “Agreement”) to sell our Frisco Square mixed-use project to Frisco Square Acquisition, LLC (the “Buyer”), an unaffiliated third party, for a contractual sales price of $55.0 million. The Buyer made a nonrefundable earnest money deposit of $0.75 million in connection with the execution of the Agreement. Closing is subject to due diligence by the Buyer and other customary closing conditions and is contemplated to occur during the fourth quarter of 2017.

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

On May 24, 2016, we sold a 5.2 acre parcel of land at Frisco Square located in Frisco, Texas for a contractual sales price of $8 million. On February 14, 2017 we sold 3.29 acres of land at Frisco Square for a contractual sales price of $4.7 million. On March 28, 2017, we sold 3.83 acres of land at Frisco Square for a contractual sales price of $5 million. On October 4, 2017, we sold 0.21 acres of land at Frisco Square for a contractual sales price of $0.3 million.

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

On May 5, 2016, we executed a purchase and sale agreement for The Lodge and Spa at Cordillera for an initial contractual purchase price of $10.0 million, subject to five incremental increases of $0.1 million up to $10.5 million if the purchaser elected to extend the closing date. On February 28, 2017 we ceased to operate the hotel. On June 29, 2017, the contractual purchase price was further amended from $10.5 million to $10.6 million. The sale of the property closed on August 1, 2017. In connection with the closing, we provided short-term financing in the amount of $1.5 million to the unrelated third party buyer at a fixed interest rate of 12% with monthly interest-only payments through its maturity date of November 20, 2017

Debt Financings and Asset Foreclosures

One of our principal short-term and long-term liquidity requirements was the repayment of maturing debt.  However, as of September 30, 2017, we had no remaining outstanding indebtedness.

Our non-recourse debt secured by Northborough Tower matured on January 11, 2016. The property was transferred to the lender via a deed-in-lieu of foreclosure on May 9, 2016. The principal balance of the debt at the transfer was $15.9 million.

Our non-recourse debt secured by Northpoint Central matured on May 6, 2017 and we did not repay the debt which constituted a maturity default. Prior to the debt maturity we had actively marketed the property for sale but did not receive any offers above the loan balance. On July 4, 2017, ownership of Northpoint Central was transferred to the lender via foreclosure. The principal balance of the debt at the transfer was $10.0 million. Additionally, the BHFS Loans for our Frisco Square mixed-use project were scheduled to initially mature in February 2018 and had two one-year extension options. However, we repaid the BHFS Loans in full on September 6, 2017.

Our loan agreements stipulated that we comply with certain reporting and financial covenants.  These covenants included, among other things, maintaining minimum debt service coverage ratios, loan to value ratios, and liquidity.  Prior to the loan maturing on May 6, 2017, we did not meet the debt service coverage requirement for our Northpoint Central loan.

Our ability to fund our liquidity requirements during our liquidation is expected to come from cash and cash equivalents (which total $56.0 million as of September 30, 2017), operating cash flow and net sales proceeds from the eventual disposition of our one remaining property.

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

Results of Operations

Due to the adoption of liquidation basis accounting as of February 1, 2017, the results of operations for the current year periods are not comparable to the prior year periods. Our remaining investment property continues to perform in a manner that is relatively consistent with prior reporting periods and we have not experienced any significant changes in leased percentages or rental rates at this property.

Changes in Net Assets in Liquidation

Period from February 1, 2017 through September 30, 2017

Our net assets in liquidation were $110.1 million and $110.0 million as of September 30, 2017 and February 1, 2017 (the date we adopted the liquidation basis of accounting), respectively.

Cash Flow Analysis

During the one month ended January 31, 2017, net cash used in operating activities was $1.8 million compared to net cash provided by operating activities of $0.6 million for the nine months ended September 30, 2016. The primary reason for the decrease in cash flow from operating activities was the change in working capital, including the timing of receipts on accounts receivable and payments of accrued liabilities.

Net cash used in investing activities for the one month ended January 31, 2017 was $0.1 million compared to net cash provided by investing activities of $12.0 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we received $21.9 million of aggregate proceeds from the dispositions of Las Colinas Commons, Northborough Tower and Frisco Square land parcels. Additionally, the difference also reflects a decrease in capital expenditures of $9.1 million in the 2017 period.

Net cash used in financing activities for the one month ended January 31, 2017 was approximately $0.3 million compared to net cash used in financing activities of $11.5 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we paid off the existing indebtedness totaling approximately $11.3 million associated with Las Colinas Commons and a $3.6 million lender required excess principal payment to reduce Northpoint Central’s allocated loan balance with proceeds from the sale of Las Colinas Commons. Under the terms of the loan, the lender required a release price payment of $14.9 million to release the Las Colinas Commons property from the loan. This was partially offset by draws of $7.6 million under the Ablon Frisco Square Venture construction loan during the nine months ended September 30, 2016.

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

Interest Rate Risk

We have no outstanding indebtedness as of September 30, 2017. As a result, we are no longer exposed to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and Principal Financial Officer, evaluated, as of June 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e) using the criteria established in Internal Control - New Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized, and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2011, the board completely suspended the redemption program and has not considered any redemption requests since 2010.  Therefore, we did not redeem any shares of our common stock during the nine months ended September 30, 2017.

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

Behringer Harvard Opportunity REIT I, Inc.

Dated: November 14, 2017	By:	/s/ Donna Brandin
Donna Brandin
Chief Financial Officer
Principal Financial Officer

Index to Exhibits

Exhibit Number		Description
2.1		Plan of Complete Liquidation and Dissolution of Behringer Harvard Opportunity REIT I, Inc. (previously filed in and incorporated by reference to Definitive Proxy Statement on Schedule 14A, filed on November 2, 2016)

3.1		Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on July 29, 2008)

3.2		Certificate of Correction to Second Articles of Amendment and Restatement of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on June 9, 2011)

3.3		Articles of Amendment of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on February 24, 2017)

3.4		Second Amended and Restated Bylaws of the Registrant (previously filed in and incorporated by reference to Form 8-K, filed on February 24, 2017)

10.1		Termination of Advisory Management Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity Advisors I, LLC, and Stratera Holdings, LLC effective as of February 10, 2017 (previously filed in and incorporated by reference to Form 10-K, filed on March 22, 2017)

10.2		Termination of Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP and several affiliated special purpose entities, Behringer Harvard Opportunity Management Services, LLC, and Behringer Harvard Real Estate Services, LLC, and Stratera Holdings, LLC effective as of February 10, 2017 (previously filed in and incorporated by reference to Form 10-K, filed on March 22, 2017)

10.3		Advisory Management Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP and LSG-BH I Advisor LLC effective as of February 10, 2017 (previously filed in and incorporated by reference to Form 10-K, filed on March 22, 2017)

10.4		Property Management and Leasing Agreement among Behringer Harvard Opportunity REIT I, Inc., Behringer Harvard Opportunity OP I, LP and several affiliated special purpose entities, and LSG-BH I Property Manager LLC effective as of February 10, 2017 (previously filed in and incorporated by reference to Form 10-K, filed on March 22, 2017)

10.5		Purchase and Sale Agreement among Chase Park Plaza Hotel, LLC, and CPPH, LLC, as seller, and Hospitality Properties Trust, as purchaser, effective as of March 16, 2017. (previously filed in and incorporated by reference to Form 10-Q, filed on May 15, 2017)

10.6		Second Amendment to Purchase and Sale Agreement among Chase Park Plaza Hotel, LLC, and CPPH, LLC, as seller, and Hospitality Properties Trust, as purchaser, effective as of April 24, 2017. (previously filed in and incorporated by reference to Form 10-Q, filed on May 15, 2017)

10.7		Purchase and Sale Agreement among The Ablon at Frisco Square, LLC, as seller, and The Rose at Frisco Square, LLC , as purchaser, effective as of April 10, 2017. (previously filed in and incorporated by reference to Form 10-Q, filed on August 14, 2017)

14.0		Code of Business Conduct and Ethics (previously filed in and incorporated by reference to Form 10-Q, filed on August 14, 2017)

31.1*		Rule 13a-14(a)/15d-14(a) Certification

31.2*		Rule 13a-14(a)/15d-14(a) Certification

32.1*	(1)	Section 1350 Certification

32.2*	(1)	Section 1350 Certification

101*		The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 14, 2017, formatted in XBRL: (i) Condensed Consolidated Statement of Net Assets, (ii) Condensed Consolidated Balance Sheet, (iii) Condensed Consolidated Statement of Changes in Net Assets, (iv) Condensed Consolidated Statements of Operations, (v) Condensed Consolidated Statements of Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.

*filed herewith

(1)	In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

